Form 10-K
period 2015-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2016-02-12
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2015 was $4,650.752,000.
The number of shares of common stock outstanding as of January 28, 2016 was 141,046,162.
DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of National Retail Properties, Inc.’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I
Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms “registrant” or “NNN” or the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain subsidiaries as taxable real estate investment trust subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”
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
The Company
NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN's assets include: real estate assets, mortgages and notes receivable, and commercial mortgage residual interests. NNN's consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K.
Real Estate Assets
NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property"). NNN owned 2,257 Properties with an aggregate gross leasable area of approximately 24,964,000 square feet, located in 47 states, with a weighted average remaining lease term of 11.4 years as of December 31, 2015. Approximately 99 percent of the Properties were leased as of December 31, 2015.
Competition
NNN generally competes with numerous other REITs, commercial developers, real estate limited partnerships and other investors including but not limited to insurance companies, pension funds and financial institutions that own, manage, finance or develop retail and net leased properties.
Employees
As of January 28, 2016, NNN employed 62 associates.
Other Information
NNN’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348. NNN has a website at www.nnnreit.com where NNN’s filings with the Securities and Exchange Commission (the "Commission") can be downloaded free of charge.
The common shares of National Retail Properties, Inc. are traded on the New York Stock Exchange (the "NYSE") under the ticker symbol "NNN." The depositary shares, each representing a 1/100th of a share of 6.625% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share ("Series D Preferred Stock"), of NNN are traded on the NYSE under the ticker symbol "NNNPRD." The depositary shares, each representing a 1/100th of a share of 5.700% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series E Preferred Stock”), of NNN are traded on the NYSE under the ticker symbol "NNNPRE."

Business Strategies and Policies
The following is a discussion of NNN’s operating strategy and certain of its investment, financing and other policies. These strategies and policies have been set by management and the Board of Directors and, in general, may be amended or revised from time to time by management and the Board of Directors without a vote of NNN’s stockholders.
Operating Strategies
NNN’s strategy is to invest primarily in retail real estate that is typically well located within each local market for its tenants’ retail lines of trade. Management believes that these types of properties, generally leased pursuant to triple-net leases, provide attractive opportunities for stable current returns and the potential for increased returns and capital appreciation. Triple-net leases typically require the tenant to pay property operating expenses such as insurance, utilities, repairs, maintenance, capital expenditures and real estate taxes and assessments. Initial lease terms are generally 15 to 20 years.
NNN holds real estate assets until it determines that the sale of such an asset is advantageous in view of NNN’s investment objectives. In deciding whether to sell a real estate asset, NNN may consider factors such as potential capital appreciation, net cash flow, tenant credit quality, tenant's line of trade, portfolio composition, market lease rates, local market conditions, potential use of sale proceeds and federal income tax considerations.
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
The operating strategies employed by NNN have allowed NNN to increase the annual dividend (paid quarterly) per common share for 26 consecutive years, one of only four publicly traded REITs to do so.
Investment in Real Estate or Interests in Real Estate
NNN’s management believes that single tenant, freestanding net lease retail properties will continue to provide attractive investment opportunities and that NNN is well suited to take advantage of these opportunities because of its experience in accessing capital markets, and its ability to source, underwrite and acquire properties.
In evaluating a particular acquisition, management may consider a variety of factors, including but not limited to:

•	the location, visibility and accessibility of the property,

•
the geographic area and demographic characteristics of the community, as well as the local real estate market, including potential for growth, market rents, and existing or potential competing properties or retailers,

•	the size, age and title status of the property,

•	the purchase price,

•	the non-financial terms of the proposed acquisition,

•	the availability of funds or other consideration for the proposed acquisition and the cost thereof,

•	the compatibility of the property with NNN’s existing portfolio,

•	the quality of construction and design and the current physical condition of the property,

•	the property-level operating history,

•	the financial and other characteristics of the existing tenant,

•	the tenant’s business plan, operating history and management team,

•	the tenant’s industry,

•	the terms of any leases,

•	the rent to be paid by the tenant,

•	the potential for, and current extent of, any environmental problems, and

•	any existing indebtedness encumbering the property which may be assumed or incurred in connection with acquiring or refinancing these investments.
NNN intends to engage in future investment activities in a manner that is consistent with the maintenance of its status as a REIT for federal income tax purposes. Additionally, NNN does not intend to engage in activities that will make NNN an investment company under the Investment Company Act of 1940, as amended.

Investments in Real Estate Mortgages, Commercial Mortgage Residual Interests, and Securities of or Interests in Persons Engaged in Real Estate Activities
While NNN’s primary business objectives emphasize retail properties, NNN may invest in (i) a wide variety of property and tenant types, (ii) leases, mortgages, commercial mortgage residual interests and other types of real estate interests, (iii) loans secured by personal property, (iv) loans secured by partnership or membership interests in partnerships or limited liability companies, respectively, or (v) securities of other REITs, or other issuers, including for the purpose of exercising control over such entities.
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
NNN typically funds its short-term liquidity requirements including investments in additional properties with cash from its $650,000,000 unsecured revolving credit facility ("Credit Facility"). As of December 31, 2015, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility.
As of December 31, 2015, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 33 percent and the ratio of secured indebtedness to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 25 percent. Certain financial agreements contain covenants that limit NNN’s ability to incur additional debt under certain circumstances.
NNN anticipates it will be able to obtain additional financing for short-term and long-term liquidity requirements as further described in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity." However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.
The organizational documents of NNN do not limit the absolute amount or percentage of indebtedness that NNN may incur. Additionally, NNN may change its financing strategy at any time.
Strategies and Policy Changes
Any of NNN’s strategies or policies described above may be changed at any time by NNN without notice to or a vote of NNN’s stockholders.
Property Portfolio
As of December 31, 2015, NNN owned 2,257 Properties with an aggregate gross leasable area of approximately 24,964,000 square feet, located in 47 states, with a weighted average remaining lease term of 11.4 years. Approximately 99 percent of total Properties were leased as of December 31, 2015.
The following table summarizes the Property Portfolio at December 31, 2015 (in thousands):

	Size(1)			Acquisition Cost(2)
	High	Low	Average	High	Low	Average
Land	3,733	2	103	$8,882	$5	$878
Building	142	1	11	29,373	19	1,782

(1)	Approximate square feet.

(2)	Costs vary depending upon size, local market conditions and other factors.

As of December 31, 2015, NNN has committed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, at December 31, 2015, are outlined in the table below (dollars in thousands):

Number of properties	27
Total commitment(1)	$116,394
Amount funded	$87,406
Remaining commitment	$28,988

(1)	Includes land, construction costs, tenant improvements and lease costs.
Leases
The following is a summary of the general structure of the leases in the Property Portfolio, although the specific terms of each lease can vary. Generally, the Property leases provide for initial terms of 15 to 20 years. As of December 31, 2015, the weighted average remaining lease term of the Property Portfolio was approximately 11.4 years. The Properties are generally leased under net leases, pursuant to which the tenant typically bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. NNN's leases provide for annual base rental payments (payable in monthly installments) ranging from $6,000 to $2,668,000 (average of $220,000), and generally provide for increases in rent as a result of (i) fixed increases, (ii) increases in the Consumer Price Index ("CPI"), or, to a lesser extent, (iii) increases in the tenant’s sales volume.
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
The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2015:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2016	1.0%	27	363,000	2022	5.6%	96	1,143,000
2017	3.0%	52	1,084,000	2023	2.5%	55	903,000
2018	6.3%	183	1,645,000	2024	2.6%	49	767,000
2019	3.4%	80	1,109,000	2025	5.3%	132	996,000
2020	4.3%	137	1,550,000	Thereafter	61.3%	1,302	13,713,000
2021	4.7%	116	1,271,000

(1)	Based on annualized base rent for all leases in place as of December 31, 2015.

(2)	Approximate square feet.

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2015	2014	2013
1.	Convenience stores	16.7%	18.0%	19.7%
2.	Restaurants - full service	11.0%	9.1%	9.7%
3.	Restaurants - limited service	7.2%	6.5%	5.5%
4.	Automotive service	7.0%	7.2%	7.6%
5.	Family entertainment centers	5.6%	5.1%	2.3%
6.	Theaters	5.2%	5.2%	4.5%
7.	Automotive parts	4.2%	4.7%	5.1%
8.	Health and fitness	3.8%	3.9%	4.3%
9.	Recreational vehicle dealers, parts and accessories	3.6%	3.1%	3.2%
10.	Banks	3.4%	3.7%	4.1%
	Other	32.3%	33.5%	34.0%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.
The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2015:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	438	19.7%
2.	Florida	181	9.3%
3.	Ohio	122	5.2%
4.	North Carolina	136	5.2%
5.	Illinois	79	4.9%
6.	Georgia	111	4.5%
7.	Virginia	88	3.8%
8.	Indiana	91	3.8%
9.	Alabama	97	3.2%
10.	Tennessee	74	3.0%
	Other	840	37.4%
		2,257	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2015.
As of December 31, 2015, NNN did not have any tenant that accounted for ten percent or more of its rental income.

Commercial Mortgage Residual Interests
NNN holds the commercial mortgage residual interests ("Residuals") from seven securitizations. Each of the Residuals is reported at fair value; unrealized gains or losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. The Residuals had an estimated fair value of $11,115,000 and $11,626,000 at December 31, 2015 and 2014, respectively.

Governmental Regulations Affecting Properties
Property Environmental Considerations.  Subject to a determination of the level of risk and potential cost of remediation, NNN may acquire a property where some level of environmental contamination may exist. Investments in real property create a potential for substantial environmental liability for the owner of such property from the presence or discharge of hazardous materials on the property or the improper disposal of hazardous materials emanating from the property, regardless of fault. In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy which provides some coverage for substantially all of the properties which expires in August 2018. As a part of its acquisition due diligence process, NNN obtains an environmental site assessment for each property. In such cases where NNN intends to acquire real estate where some level of contamination may exist, NNN generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance to address environmental conditions at the property.
As of January 28, 2016, NNN has 67 Properties currently under some level of environmental remediation and/or monitoring. In general, the seller, a previous owner, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Properties.
Americans with Disabilities Act of 1990.  The Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the "ADA"). Investigation of a property may reveal non-compliance with the ADA. The tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of January 28, 2016, NNN has not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.
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
Financial and economic conditions continue to be challenging and volatile and any worsening of such conditions, including any disruption in the capital markets, could adversely affect NNN’s business and results of operations. Such conditions could also affect the financial condition of NNN’s tenants, developers, borrowers, lenders or the institutions that hold NNN’s cash balances and short-term investments, which may expose NNN to increased risks of default by these parties.
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

•	the recognition of impairment charges on or reduced values of the Properties, which may adversely affect NNN's results of operations;

•	reduced values of the Properties may limit NNN's ability to dispose of assets at attractive prices and reduce the availability of buyer financing; and

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
NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Nearly all of NNN’s debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities range between 2016 and 2025. NNN's ability to make these scheduled principal payments may be adversely impacted by NNN’s inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive which would have an adverse impact on NNN’s business, financial condition or results of operations.
Loss of revenues from tenants would reduce NNN’s cash flow.
NNN's tenants encounter significant macroeconomic, governmental and competitive forces. Adverse changes in consumer spending or consumer preferences for particular goods, services or store based retailing could severely impact their ability to pay rent. Shifts from in-store to online shopping could increase due to changing consumer shopping patterns as well as the increase in consumer adoption and use of mobile electronic devices. This expansion of e-commerce could have an adverse impact on NNN's tenant's ongoing viability. The default, financial distress, bankruptcy or liquidation of one or more of NNN’s tenants could cause substantial vacancies in the Property Portfolio. Vacancies reduce NNN’s revenues, increase property expenses and could decrease the value of each such vacant Property. Upon the expiration of a lease, the tenant may choose not to renew the lease and/or NNN may not be able to re-lease the vacant Property at a comparable lease rate or without incurring additional expenditures in connection with such renewal or re-leasing.
A significant portion of the Property Portfolio annual base rent is concentrated in specific industry classifications, tenants and in specific geographic locations.
As of December 31, 2015, approximately,

•	47.5% of the Property Portfolio annual base rent is generated from tenants in five retail lines of trade, including convenience stores (16.7%) and full-service and limited-service restaurants (18.2%),

•
21.2% of the Property Portfolio annual base rent is generated from five tenants, including Sunoco (5.9%), Mister Car Wash (4.4%), LA Fitness (3.7%), Couche-Tard Inc. (Pantry) (3.6%), and Camping World (3.6%), and

•	44.3% of the Property Portfolio annual base rent is generated from properties located in five states, including Texas (19.7%) and Florida (9.3%).
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

As of January 28, 2016, NNN has 67 Properties currently under some level of environmental remediation and/or monitoring. In general, the seller, a previous owner, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Properties.
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
In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy which provides some coverage for substantially all of its Properties which expires in August 2018. However, the policy is subject to exclusions and limitations and does not cover all of the Properties owned by NNN, and for those Properties covered under the policy, insurance may not fully compensate NNN for any environmental liability. NNN has no assurance that the insurer on its environmental insurance policy will be able to meet its obligations under the policy. NNN may not desire to renew the environmental insurance policy in place upon expiration or a replacement policy may not be available at a reasonable cost, if at all.
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
As of December 31, 2015, the Residuals had a carrying value of $11,115,000. The value of these Residuals is based on assumptions to determine their fair value. These assumptions include, but are not limited to, discount rate, loan loss, prepayment speed and interest rate assumptions to determine their fair value. If actual experience differs materially from these assumptions, the actual future cash flow could be less than expected and the value of the Residuals, as well as NNN’s earnings, could decline.
NNN may suffer a loss in the event of a default or bankruptcy of a borrower or a tenant.
As of December 31, 2015, mortgages and notes receivables had an outstanding principal balance of $8,661,000. If a borrower defaults on a mortgage or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the collateral may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN’s loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets and are typically subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. If a borrower defaults on the debt senior to NNN’s loan, or in the event of the bankruptcy of a borrower, NNN’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to NNN’s loans exists, the presence of intercreditor arrangements may limit NNN’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.
Certain provisions of NNN’s leases or loan agreements may be unenforceable.
NNN’s rights and obligations with respect to its leases, mortgage loans or other loans are governed by written agreements. A court could determine that one or more provisions of such an agreement are unenforceable, such as a particular remedy, a master lease covenant, a loan prepayment provision or a provision governing NNN’s security interest in the underlying collateral of a borrower or lessee. NNN could be adversely impacted if this were to happen with respect to an asset or group of assets.
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
The Properties are generally covered by comprehensive liability, fire, and extended insurance coverage. NNN believes that the insurance carried on its Properties is adequate and in accordance with industry standards. There are, however, types of losses (such as from hurricanes, floods, earthquakes or other types of natural disasters or wars or other acts of violence) which may be uninsurable, self-insured by tenants, or the cost of insuring against these losses may not be economically justifiable in the opinion of tenants or NNN. If an uninsured loss occurs or a loss exceeds policy limits, NNN could lose both its invested capital and anticipated revenues from the property, thereby reducing NNN’s cash flow and asset value.

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
As of December 31, 2015, NNN owned 21 vacant, un-leased Properties, which accounted for approximately one percent of total Properties held in the Property Portfolio. NNN is actively marketing these properties for sale or lease but may not be able to sell or lease these properties on favorable terms or at all. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with NNN could have a material adverse effect on the liquidity and results of operations of NNN if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of January 31, 2016, less than one percent of the total gross leasable area of the Property Portfolio was leased to tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and have the right to reject or affirm their leases with NNN.
The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition.
As of December 31, 2015, NNN had outstanding debt including mortgages payable of $23,964,000, total unsecured notes payable of $1,951,980,000 and zero outstanding on the Credit Facility. NNN’s organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional indebtedness and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN’s financial condition and results of operations, as well as NNN’s ability to pay principal and interest on the outstanding indebtedness or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations.
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
As of December 31, 2015, NNN had approximately $1,975,944,000 of outstanding indebtedness, of which approximately $23,964,000 was secured indebtedness. NNN’s unsecured debt instruments contain various restrictive covenants which include, among others, provisions restricting NNN’s ability to:

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
Even if NNN remains qualified for taxation as a REIT, NNN is subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any of these taxes would decrease earnings and cash available for distribution to stockholders. In addition, in order to meet the REIT qualification requirements, NNN has owned some of its assets in the TRS.
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
To maintain its status as a REIT for U.S. federal income tax purposes, NNN must meet certain requirements on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN’s funds are otherwise needed to fund expenditures or debt service requirements. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, so long as it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2015, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.
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
In the ordinary course of its business, NNN is a party to various legal actions that management believes are routine in nature and incidental to the operation of the business of NNN. Management does not believe that any of these proceedings are material.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of NNN currently is traded on the NYSE under the symbol “NNN.” Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P”) for the five-year period commencing December 31, 2010 and ending December 31, 2015. The graph assumes an investment of $100 on December 31, 2010.
Comparison to Five-Year Cumulative Total Return

Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P”) for the ten-year period commencing December 31, 2005 and ending December 31, 2015. The graph assumes an investment of $100 on December 31, 2005.
Comparison to Ten-Year Cumulative Total Return

For each calendar quarter and year indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by the NYSE and the dividends paid per share in each such period.

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
High	$44.43	$42.11	$38.91	$40.37	$44.43
Low	38.60	34.86	33.62	35.51	33.62
Close	40.97	35.01	36.27	40.05	40.05
Dividends paid per share	0.420	0.420	0.435	0.435	1.710

2014
High	$36.35	$37.65	$38.04	$40.49	$40.49
Low	30.08	32.94	34.34	34.42	30.08
Close	34.32	37.19	34.57	39.37	39.37
Dividends paid per share	0.405	0.405	0.420	0.420	1.650
The following table presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2015		2014

Ordinary dividends	$1.363294	79.7248%	$1.306992	79.2116%
Qualified dividends	0.019005	1.1114%	0.006212	0.3765%
Capital gain	0.007806	0.4565%	0.008603	0.5214%
Unrecaptured Section 1250 Gain	0.011055	0.6465%	0.015362	0.9310%
Nontaxable distributions	0.308840	18.0608%	0.312831	18.9595%
	$1.710000	100.0000%	$1.650000	100.0000%

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
In January 2016, NNN declared dividends payable to its stockholders of $61,150,000, or $0.435 per share, of common stock.
On January 28, 2016, there were 1,829 stockholders of record of NNN's common stock.

Item 6.	Selected Financial Data
Historical Financial Highlights
(dollars in thousands, except per share data)

	2015	2014	2013	2012	2011
Gross revenues(1)	$483,023	$435,248	$397,006	$342,059	$271,696
Earnings from continuing operations	187,511	179,777	154,006	132,388	84,463
Earnings including noncontrolling interests	197,961	191,170	160,085	141,937	92,416
Net earnings attributable to NNN	197,836	190,601	160,145	142,015	92,325
Total assets	5,460,044	4,915,551	4,445,308	3,980,210	3,429,067
Total debt	1,975,944	1,729,891	1,560,844	1,579,148	1,333,133
Total stockholders’ equity of NNN	3,342,134	3,082,515	2,777,045	2,296,285	2,002,498
Cash dividends declared to:
Common stockholders	228,699	204,157	189,107	167,495	133,720
Series C preferred stockholders	—	—	—	1,979	6,785
Series D preferred stockholders	19,047	19,047	19,047	15,449	—
Series E preferred stockholders	16,387	16,387	8,876	—	—
Weighted average common shares:
Basic	133,998,674	124,257,558	118,204,148	106,965,156	88,100,076
Diluted	134,489,416	124,710,226	119,864,824	109,117,515	88,837,057
Per share information:
Earnings from continuing operations:
Basic	$1.21	$1.24	$1.06	$1.04	$0.88
Diluted	1.20	1.24	1.05	1.02	0.87
Net earnings:
Basic	1.21	1.24	1.11	1.13	0.96
Diluted	1.20	1.24	1.10	1.11	0.96
Cash dividends declared to:
Common stockholders	1.71	1.65	1.60	1.56	1.53
Series C preferred depositary stockholders	—	—	—	0.537760	1.843750
Series D preferred depositary stockholders	1.656250	1.656250	1.656250	1.343403	—
Series E preferred depositary stockholders	1.425000	1.425000	0.771875	—	—
Other data:
Cash flows provided by (used in):
Operating activities	$341,095	$296,733	$274,421	$228,130	$177,728
Investing activities	(644,544)	(541,558)	(568,040)	(601,759)	(752,068)
Financing activities	307,105	253,944	293,028	373,623	574,374
Funds from operations – available to common stockholders(2)	289,193	260,902	228,622	193,563	139,834

(1)
Gross revenues include revenues from NNN’s continuing and discontinued operations. Prior to January 1, 2014, in accordance with FASB guidance on Accounting for the Impairment or Disposal of Long-Lived Assets, NNN classified the revenues related to (i) all Properties which generated revenue that were sold and a leasehold interest which expired and (ii) all Properties which generated revenue and were held for sale at December 31, 2013, as discontinued operations. Effective January 1, 2014, NNN early adopted ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity.” Therefore, only disposals representing a strategic shift in operations are to be presented as discontinued operations. This requires the Company to continue to classify any Property disposal or Property classified as held for sale as of December 31, 2013, as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of December 31, 2014. The Company has not classified any additional properties as discontinued operations subsequent to December 31, 2013.

(2)
The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a relative non-GAAP financial measure of performance of a REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under U.S. generally accepted accounting principles (“GAAP”). FFO is defined by NAREIT and is used by NNN as follows: net earnings (computed in accordance with GAAP) plus depreciation and amortization of real estate assets, excluding gains (or losses) on the disposition of certain assets, any impairment charges on a depreciable real estate asset and NNN’s share of these items from NNN’s unconsolidated partnerships and joint ventures.

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
The following table reconciles FFO to the most directly comparable GAAP measure, net earnings for the years ended December 31:

	2015	2014	2013	2012	2011
Reconciliation of funds from operations:
Net earnings attributable to NNN’s stockholders	$197,836	$190,601	$160,145	$142,015	$92,325
Series C preferred stock dividends	—	—	—	(1,979)	(6,785)
Series D preferred stock dividends	(19,047)	(19,047)	(19,047)	(15,449)	—
Series E preferred stock dividends	(16,387)	(16,387)	(8,876)	—	—
Excess of redemption value over carrying value of Series C preferred shares redeemed	—	—	—	(3,098)	—
Net earnings available to common stockholders	162,402	155,167	132,222	121,489	85,540
Real estate depreciation and amortization:
Continuing operations	134,380	115,888	99,048	73,685	52,270
Discontinued operations	—	3	343	1,381	1,866
Joint venture real estate depreciation	—	—	—	112	176
Joint venture gain on disposition of real estate	—	—	—	(2,341)	—
Gain on disposition of real estate, net of income tax and noncontrolling interest	(10,397)	(10,904)	(5,442)	(10,956)	(449)
Impairment losses – depreciable real estate, net of recoveries and income tax	2,808	748	2,451	10,193	431
FFO available to common stockholders	$289,193	$260,902	$228,622	$193,563	$139,834
For a discussion of material events affecting the comparability of the information reflected in the selected financial data, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data," and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, and the forward-looking disclaimer language in italics before "Item 1. Business."
The term "NNN" or the "Company" refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain subsidiaries as taxable real estate investment trust subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the "TRS."
At the close of business on December 31, 2015, NNN elected to revoke its election to classify the TRS as taxable REIT subsidiaries ("TRS Revocation Election"). This TRS Revocation Election resulted in an additional tax expense of approximately $9,607,000 for 2015.
Overview
NNN, a Maryland corporation, is a fully integrated real estate investment trust ("REIT") formed in 1984. NNN's assets include: real estate assets, mortgages and notes receivable, and commercial mortgage residual interests. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment ("Properties," "Property Portfolio," or individually a "Property").
NNN owned 2,257 Properties, with an aggregate gross leasable area of approximately 24,964,000 square feet, located in 47 states, with a weighted average remaining lease term of 11.4 years as of December 31, 2015. Approximately 99 percent of the Properties were leased as of December 31, 2015.
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
NNN evaluates the creditworthiness of its current and prospective tenants. This evaluation includes reviewing available financial statements, evaluating store level financial performance, press releases, public credit ratings from major credit rating agencies, industry news publications, financial market data (debt and equity pricing), and developing a thorough understanding of the tenant's business and operations, including periodically meeting with senior management of certain tenants.
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
As of the years ended December 31, 2015, 2014 and 2013, the Property Portfolio has remained at least 98 percent leased. As of December 31, 2015, the average remaining lease term of the Property Portfolio was 11.4 years, and has remained fairly constant over the past three years which, coupled with its net lease structure, provides enhanced probability of maintaining occupancy and operating earnings.

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
Real Estate – Held For Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less costs to sell.
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
New Accounting Pronouncements.  Refer to Note 1 of the December 31, 2015, Consolidated Financial Statements.
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

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio as of December 31:

	2015	2014	2013
Properties Owned:
Number	2,257	2,054	1,860
Total gross leasable area (square feet)	24,964,000	22,479,000	20,402,000
Properties:
Leased and unimproved land	2,236	2,025	1,827
Percent of Properties – leased and unimproved land	99%	99%	98%
Weighted average remaining lease term (years)	11.4	11.6	11.8
Total gross leasable area (square feet) – leased	24,544,000	21,938,000	19,872,000

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2015:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2016	1.0%	27	363,000	2022	5.6%	96	1,143,000
2017	3.0%	52	1,084,000	2023	2.5%	55	903,000
2018	6.3%	183	1,645,000	2024	2.6%	49	767,000
2019	3.4%	80	1,109,000	2025	5.3%	132	996,000
2020	4.3%	137	1,550,000	Thereafter	61.3%	1,302	13,713,000
2021	4.7%	116	1,271,000

(1)	Based on the annualized base rent for all leases in place as of December 31, 2015.

(2)	Approximate square feet.
The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2015	2014	2013
1.	Convenience stores	16.7%	18.0%	19.7%
2.	Restaurants - full service	11.0%	9.1%	9.7%
3.	Restaurants - limited service	7.2%	6.5%	5.5%
4.	Automotive service	7.0%	7.2%	7.6%
5.	Family entertainment centers	5.6%	5.1%	2.3%
6.	Theaters	5.2%	5.2%	4.5%
7.	Automotive parts	4.2%	4.7%	5.1%
8.	Health and fitness	3.8%	3.9%	4.3%
9.	Recreational vehicle dealers, parts and accessories	3.6%	3.1%	3.2%
10.	Banks	3.4%	3.7%	4.1%
	Other	32.3%	33.5%	34.0%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2015:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	438	19.7%
2.	Florida	181	9.3%
3.	Ohio	122	5.2%
4.	North Carolina	136	5.2%
5.	Illinois	79	4.9%
6.	Georgia	111	4.5%
7.	Virginia	88	3.8%
8.	Indiana	91	3.8%
9.	Alabama	97	3.2%
10.	Tennessee	74	3.0%
	Other	840	37.4%
		2,257	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2015.

Property Acquisitions.  The following table summarizes the Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2015	2014	2013
Acquisitions:
Number of Properties	221	221	275
Gross leasable area (square feet)	2,706,000	2,417,000	1,652,000
Initial cash yield	7.2%	7.5%	7.8%
Total dollars invested(1)	$726,303	$618,145	$629,896

(1)	Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") or by issuing its debt or equity securities in the capital markets.
Property Dispositions.  The following table summarizes the Properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2015	2014	2013
Number of properties	19	27	35
Gross leasable area (square feet)	232,000	317,000	360,000
Net sales proceeds	$39,116	$55,378	$61,000
Gain, net of income tax expense and noncontrolling interests(1)	$10,450	$11,424	$5,595
Cap rate	5.9%	7.2%	7.5%
(1) Amounts include deferred gains on previously sold properties.
NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenue from Continuing Operations
General.  During the year ended December 31, 2015, NNN’s rental income increased primarily due to the increase in rental income from Property acquisitions (See "Results of Operations – Property Analysis – Property Acquisitions"). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to existing lease terms.
The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	2015	2014	2013	Percent of Total			2015 Versus 2014 Percent	2014 Versus 2013 Percent

				2015	2014	2013
Rental Income(1)	$465,282	$416,842	$376,424	96.3%	95.9%	95.6%	11.6%	10.7%
Real estate expense reimbursement from tenants	14,868	13,875	13,340	3.1%	3.2%	3.4%	7.2%	4.0%
Interest and other income from real estate transactions	986	2,296	1,471	0.2%	0.5%	0.4%	(57.1)%	56.1%
Interest income on commercial mortgage residual interests	1,778	1,834	2,290	0.4%	0.4%	0.6%	(3.1)%	(19.9)%
Total revenues from continuing operations	$482,914	$434,847	$393,525	100.0%	100.0%	100.0%	11.1%	10.5%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations ("Rental Income").
Comparison of Revenues from Continuing Operations – 2015 versus 2014
Rental Income.  Rental Income increased in amount and as a percent of the total revenues from continuing operations for the year ended December 31, 2015 as compared to the same period in 2014. The increase for the year ended December 31, 2015, is primarily due to a partial year of Rental Income received as a result of the acquisition of 221 properties with aggregate gross leasable area of approximately 2,706,000 during 2015 and a full year of Rental Income received as a result of the acquisition of 221 properties with a gross leasable area of approximately 2,417,000 square feet in 2014. During the year ended December 31, 2015, NNN recorded $1,950,000 of rental revenue from a settlement with a prior tenant.
Real Estate Expense Reimbursement from Tenants.  Real estate expense reimbursements from tenants increased for the year ended December 31, 2015, as compared to the same period in 2014, but decreased as a percentage of total revenues from continuing operations for the same period. The increase is primarily attributable to a full year of reimbursements from properties acquired in 2014 and a partial year of reimbursements from certain newly acquired properties in 2015.
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

Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased primarily due to an increase in depreciation expense and an increase in impairments during the year ended December 31, 2015, as compared to the same period in 2014. The following summarizes NNN’s expenses from continuing operations (dollars in thousands):

	2015	2014	2013
General and administrative	$34,736	$32,518	$31,095
Real estate	19,774	18,905	18,497
Depreciation and amortization	134,798	116,162	99,274
Impairment – commercial mortgage residual interests valuation	531	256	1,185
Impairment losses and other charges, net of recoveries	4,420	760	3,580
Total operating expenses	$194,259	$168,601	$153,631

Interest and other income	$(109)	$(357)	$(1,493)
Interest expense	90,008	85,510	85,822
Real estate acquisition costs	927	1,391	1,485
Total other expenses (revenues)	$90,826	$86,544	$85,814

	Percentage of Total Expenses			Percentage of Revenues from Continuing Operations			2015 Versus 2014 Percent	2014 Versus 2013 Percent
	2015	2014	2013	2015	2014	2013
General and administrative	17.9%	19.3%	20.3%	7.2%	7.5%	7.9%	6.8%	4.6%
Real estate	10.2%	11.2%	12.0%	4.1%	4.3%	4.7%	4.6%	2.2%
Depreciation and amortization	69.4%	68.9%	64.6%	27.9%	26.7%	25.2%	16.0%	17.0%
Impairment – commercial mortgage residual interests valuation	0.3%	0.2%	0.8%	0.1%	0.1%	0.3%	107.4%	(78.4)%
Impairment losses and other charges, net of recoveries	2.2%	0.4%	2.3%	0.9%	0.2%	0.9%	481.6%	(78.8)%
Total operating expenses	100.0%	100.0%	100.0%	40.2%	38.8%	39.0%	15.2%	9.7%

Interest and other income	(0.1)%	(0.4)%	(1.7)%	—	(0.1)%	(0.4)%	(69.5)%	(76.1)%
Interest expense	99.1%	98.8%	100.0%	18.6%	19.7%	21.8%	5.3%	(0.4)%
Real estate acquisition costs	1.0%	1.6%	1.7%	0.2%	0.3%	0.4%	(33.4)%	(6.3)%
Total other expenses (revenues)	100.0%	100.0%	100.0%	18.8%	19.9%	21.8%	4.9%	0.9%

Comparison of Expenses from Continuing Operations – 2015 versus 2014
General and Administrative Expenses.  General and administrative expenses increased for the year ended December 31, 2015, as compared to the same period in 2014, but decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses for the year ended December 31, 2015, is primarily attributable to an increase in incentive compensation.
Real Estate.  Real estate expenses increased for the year ended December 31, 2015, as compared to the same period in 2014, but decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase is primarily due to the increase in tenant reimbursable expenses related to a partial year of reimbursable expenses from certain properties acquired in 2015 and a full year of reimbursable expenses from certain properties acquired in 2014.

Depreciation and Amortization.  Depreciation and amortization expenses increased in amount and as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increase in expenses is primarily due to the acquisition of 221 properties with an aggregate gross leasable area of approximately 2,706,000 square feet in 2015 and 221 properties with an aggregate gross leasable area of approximately 2,417,000 square feet during 2014.
Impairment Losses and Other Charges, Net of Recoveries.  NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive price. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the years ended December 31, 2015 and 2014, NNN recorded $3,970,000 and $760,000, respectively, of real estate impairments. NNN also recorded a $450,000 loss on the sale of a mortgage receivable during the year ended December 31, 2015.
Interest Expense.  Interest expense increased in total and as a percentage of total other expenses (revenues) for the year ended December 31, 2015, as compared to the same period in 2014, and decreased as a percentage of revenues from continuing operations.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance in May 2014 of $350,000,000 principal amount of notes payable with a maturity of June 2024, and stated interest rate of 3.900%;

(ii)	the repayment in June 2014 of $150,000,000 principal amount of notes payable with a stated interest rate of 6.250%;

(iii)	the assumption of a mortgage in September 2014 of $2,824,000 in connection with a Property acquisition with an interest rate of 6.400%;

(iv)	the assumption of a mortgage in November 2014 of $14,430,000 in connection with the acquisition of Properties with an interest rate of 5.230%;

(v)	the issuance in October 2015 of $400,000,000 principal amount of notes payable with a maturity of November 2025, and stated interest rate of 4.000%

(vi)	the repayment in December 2015 of $150,000,000 principal amount of notes payable with a stated interest rate of 6.150%; and

(vii)
the increase of $22,092,000 in the weighted average debt outstanding on the Credit Facility for the year ended December 31, 2015, as compared to the same period in 2014, and a slightly lower weighted average interest rate for the year ended December 31, 2015, as compared to the same period in 2014.

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

Interest Expense.  Interest expense decreased for the year ended December 31, 2014, as compared to the same period in 2013, and decreased as a percentage of revenues from continuing operations and as a percentage of total other expenses (revenues).
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
NNN expects to meet short-term liquidity requirements through cash provided from operations and NNN’s Credit Facility. As of December 31, 2015, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility. NNN anticipates its long-term capital needs will be funded by the Credit Facility, cash provided from operations, the issuance of long-term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows for each of the years ended December 31 (dollars in thousands):

	2015	2014	2013
Cash and cash equivalents:
Provided by operating activities	$341,095	$296,733	$274,421
Used in investing activities	(644,544)	(541,558)	(568,040)
Provided by financing activities	307,105	253,944	293,028
Increase (decrease)	3,656	9,119	(591)
Net cash at beginning of period	10,604	1,485	2,076
Net cash at end of period	$14,260	$10,604	$1,485
Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the years ended December 31, 2015, 2014 and 2013, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the year ended December 31, 2015, included the following significant transactions:

•	$395,436,000 in net proceeds from the issuance of the 4.00% notes payable in October,

•	$150,000,000 in repayment of the 6.15% notes payable in December,

•	$7,182,000 in net proceeds from the issuance of 196,584 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”),

•	$321,067,000 in net proceeds from the issuance of 8,573,533 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$19,047,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$16,387,000 in dividends paid to holders of the depositary shares of NNN’s Series E Preferred Stock, and

•	$228,699,000 in dividends paid to common stockholders.
Financing Strategy.  NNN’s financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating strategy while servicing its debt requirements, maintaining its investment grade credit rating, staggering debt maturities and providing value to NNN’s stockholders. NNN generally utilizes debt and equity security offerings, bank borrowings, proceeds from the disposition of certain properties, and to a lesser extent, internally generated funds to meet its capital needs.
NNN typically funds its short-term liquidity requirements, including investments in additional Properties, with cash from its Credit Facility. As of December 31, 2015, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility.
As of December 31, 2015, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 33 percent and the ratio of secured indebtedness to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 25 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur additional debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of indebtedness that NNN may incur. Additionally, NNN may change its financing strategy.

Contractual Obligations and Commercial Commitments.  The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of December 31, 2015. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2015.

	Expected Maturity Date (dollars in thousands)
	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt(1)	$1,998,414	$7,196	$253,276	$538	$567	$596	$1,736,241
Operating lease	7,176	714	728	743	758	773	3,460
Total contractual cash obligations(2)	$2,005,590	$7,910	$254,004	$1,281	$1,325	$1,369	$1,739,701

(1)	Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums and note discounts and note costs.

(2)	Excludes $20,113 of accrued interest payable.
In addition to the contractual obligations outlined above, NNN has committed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, at December 31, 2015, are outlined in the table below (dollars in thousands):

Number of properties	27
Total commitment(1)	$116,394
Amount funded	$87,406
Remaining commitment	$28,988

(1)	Includes land, construction costs, tenant improvements and lease costs.
As of December 31, 2015, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Properties at comparable rental rates and in a timely manner. As of December 31, 2015, NNN owned 21 vacant, un-leased Properties which accounted for approximately one percent of total Properties. Additionally, as of January 31, 2016, less than one percent of the total gross leasable area of the Property Portfolio was leased to tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
Dividends.  NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, as amended, and related regulations and intends to continue to operate so as to remain qualified as a REIT for federal income tax purposes. NNN generally will not be subject to federal income tax on income that it distributes to its stockholders, provided that it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If NNN fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four years following the year during which qualification is lost. Such an event could materially adversely affect NNN’s income and ability to pay dividends.
One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends.

The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (dollars in thousands, except per share data):

	2015	2014	2013
Dividends	$228,699	$204,157	$189,107
Per share	1.710	1.650	1.600
The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2015		2014		2013
Ordinary dividends	$1.363294	79.7248%	$1.306992	79.2116%	$1.224568	76.5355%
Qualified dividends	0.019005	1.1114%	0.006212	0.3765%	0.056784	3.5490%
Capital gain	0.007806	0.4565%	0.008603	0.5214%	—	—
Unrecaptured Section 1250 Gain	0.011055	0.6465%	0.015362	0.9310%	0.000650	0.0406%
Nontaxable distributions	0.308840	18.0608%	0.312831	18.9595%	0.317998	19.8749%
	$1.710000	100.0000%	$1.650000	100.0000%	$1.600000	100.0000%
On January 15, 2016, NNN declared a dividend of $0.435 per share, payable February 16, 2016 to its common stockholders of record as of January 29, 2016.
Holders of NNN’s preferred stock issuances are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines the dividends declared and paid for NNN's preferred stock for the years ended December 31 (dollars in thousands, except per share data):

	2015	2014	2013
Series D Preferred Stock (1):
Dividends	19,047	19,047	19,047
Per share	1.656250	1.656250	1.656250

Series E Preferred Stock (2):
Dividends	16,387	16,387	8,876
Per share	1.425000	1.425000	0.771875
(1) The Series D Preferred Stock has no maturity date and will remain outstanding unless redeemed.
(2) The Series E Preferred Stock dividends paid during the quarter ended September 30, 2013 include accumulated and unpaid dividends from the issuance date through the declaration date. The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed.
The following presents the characterizations for tax purposes of such preferred stock dividends for the years ended December 31:

	2015			2014			2013
	Series E	Series D	Percentage of Total	Series E	Series D	Percentage of Total	Series E (1)	Series D	Percentage of Total
Ordinary dividends	$1.385670	$1.610538	97.2400%	$1.393700	$1.619870	97.8035%	$0.741150	$1.590323	96.0195%
Qualified dividends	0.020141	0.023409	1.4134%	0.005738	0.006670	0.4027%	0.030332	0.065084	3.9296%
Capital gain	0.007937	0.009225	0.5570%	0.009177	0.010666	0.6440%	—	—	—
Unrecaptured Section 1250 Gain	0.011252	0.013078	0.7896%	0.016385	0.019044	1.1498%	0.000393	0.000843	0.0509%
	$1.425000	$1.656250	100.0000%	$1.425000	$1.656250	100.0000%	$0.771875	$1.656250	100.0000%
(1) The Series E preferred stock was issued in May 2013.

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

Debt
The following is a summary of NNN’s total outstanding debt as of December 31 (dollars in thousands):

	2015	Percentage of Total	2014	Percentage of Total
Mortgages payable	23,964	1.2%	26,182	1.5%
Notes payable	1,951,980	98.8%	1,703,709	98.5%
Total outstanding debt	$1,975,944	100.0%	$1,729,891	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgages and notes receivable. Additionally, indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. In October 2014, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $500,000,000 to $650,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $78,682,000 and a weighted average interest rate of 1.1% for the year ended December 31, 2015. The Credit Facility matures January 2019, with an option to extend maturity to January 2020. As of December 31, 2015, the Credit Facility bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000. As of December 31, 2015, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility.
In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2015, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the indebtedness under the Credit Facility to be accelerated and may impair NNN’s access to the debt and equity markets and limit NNN’s ability to pay dividends to its common and preferred stockholders, each of which would likely have a material adverse impact on NNN’s financial condition and results of operations.

Mortgages Payable.    The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered(1)	Initial Balance	Interest Rate	Maturity(2)	Carrying Value of Encumbered Asset(s)(3)	Outstanding Principal Balance at December 31,
					2015	2014
December 2001	$698	9.00%	April 2019	$—	$—	$223
December 2001	485	9.00%	April 2019	—	—	116
February 2004	6,952	6.90%	January 2017	10,313	848	1,577
March 2005	1,015	8.14%	September 2016	—	—	222
June 2012(4)(5)	6,850	5.75%	April 2016	8,341	5,890	6,180
September 2014(4)	2,957	6.40%	February 2017	3,691	2,804	2,922
November 2014(4)	15,151	5.23%	July 2023	21,889	14,555	15,099
				$44,234	24,097	26,339

Debt costs					(226)	(226)
Accumulated amortization					93	69
Debt costs, net of accumulated amortization					(133)	(157)
Mortgages payable, including unamortized premium and net of unamortized debt costs					$23,964	$26,182

(1)	Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan.

(2)	Monthly payments include interest and principal, if any; the balance is due at maturity.

(3)	Each loan is secured by a first mortgage lien on certain of the Properties. The carrying values of the assets at December 31, 2015.

(4)	Initial balance and outstanding principal balance includes unamortized premium.

(5)	NNN repaid the outstanding principal balance in January 2016.

Notes Payable.  Each of NNN’s outstanding series of non-convertible notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2017(4)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017
2021(5)	July 2011	300,000	4,269	295,731	5.500%	5.689%	July 2021
2022	August 2012	325,000	4,989	320,011	3.800%	3.985%	October 2022
2023(6)	April 2013	350,000	2,594	347,406	3.300%	3.388%	April 2023
2024(7)	May 2014	350,000	707	349,293	3.900%	3.924%	June 2024
2025(8)	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility, fund future property acquisitions and for general corporate purposes.

(2)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(3)	Includes the effects of the discount.

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

(8)
NNN entered into four forward starting swaps with an aggregate notional amount of $300,000. Upon issuance of the 2025 Notes, NNN terminated the forward starting swaps resulting in a liability of $13,369, which was deferred in other comprehensive income. The deferred liability is being amortized over the term of the note using the effective interest method.

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
In connection with the outstanding note offerings, NNN incurred debt issuance costs totaling $17,782,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In accordance with the terms of the indentures, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2015, NNN was in compliance with those covenants. NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.
In June 2014, NNN repaid the $150,000,000 6.250% notes payable that were due in June 2014.
In December 2015, NNN repaid the $150,000,000 6.150% notes payable that were due in December 2015.

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
The Preferred Stock Shares underlying the depositary shares rank senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Preferred Stock Shares have no maturity date and will remain outstanding unless redeemed. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Preferred Stock Shares, NNN may redeem the Preferred Stock Shares underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Preferred Stock Shares into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 12, 2016, the Preferred Stock Shares were not redeemable or convertible.
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
Dividend Reinvestment and Stock Purchase Plan. In February 2015, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 16,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for the year ended December 31 (dollars in thousands):

	2015	2014	2013
Shares of common stock	196,584	422,406	764,891
Net proceeds	$7,182	$14,817	$25,407
The proceeds from the issuances were used to pay down outstanding indebtedness of NNN’s Credit Facility, fund future property acquisitions and for general corporate purposes.

At The Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2015 ATM	2013 ATM	2012 ATM
Established date	February 2015	March 2013	May 2012
Termination date	February 2018	February 2015	February 2015
Total allowable shares	10,000,000	9,000,000	9,000,000
Total shares issued as of December 31, 2015	8,359,533	6,252,812	8,958,840
The following table outlines the common stock issuances pursuant to NNN's ATM equity program (dollars in thousands, except per share data):

	Year Ended December 31,
	2015		2014	2013
	2015 ATM	2013 ATM	2013 ATM	2013 ATM	2012 ATM
Shares of common stock	8,359,533	214,000	3,758,362	2,280,450	4,676,542
Average price per share (net)	$37.39	$39.84	$35.90	$37.80	$32.60
Net proceeds	$312,542	$8,525	$134,919	$86,208	$152,435
Stock issuance costs(1)	$3,886	$130	$2,195	$1,613	$2,161
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
There were no common stock issuances pursuant to the 2012 ATM for the years ended December 31, 2015 and 2014.

Commercial Mortgage Residual Interests
NNN holds the commercial mortgage residual interests ("Residuals") from seven securitizations. Each of the Residuals is recorded at fair value. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment.
The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment as of December 31 (dollars in thousands):

	2015	2014	2013
Unrealized gains (losses)	$(585)	$875	$511
Other than temporary valuation impairment	531	256	1,185
Based on the expected timing of future cash flows relating to the Residuals certain valuation assumptions are made. During the years ended December 31, 2015, 2014 and 2013, NNN recorded an other than temporary valuation adjustment as a reduction of earnings from operations. The following table summarizes the key assumptions used in determining the value of the Residuals as of December 31:

	2015	2014
Discount rate	20%	20%
Average life equivalent CPR(1) speeds range	0.87% to 21.73% CPR	0.87% to 26.30% CPR
Foreclosures:
Frequency curve default model	0.72% - 1.57% range	0.70% - 2.45% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

(1)	Conditional prepayment rate

Item7A.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of December 31, 2015, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of December 31, 2015 and 2014. The table presents principal payments and related interest rates by year for debt obligations outstanding as of December 31, 2015. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of December 31, 2015. The weighted average rate for the Credit Facility for the year ended December 31, 2015, was 1.1%. The outstanding balance of the Credit Facility as of December 31, 2015 and 2014 was $0. The table incorporates only those debt obligations that existed as of December 31, 2015, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the year ended December 31, 2015.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2016	$7,344	5.84%	$—	—
2017	3,362	6.20%	249,796	6.92%
2018	623	5.23%	—	—
2019	653	5.23%	—	—
2020	681	5.23%	—	—
Thereafter	11,434	5.23%	1,715,262	4.16%	(3)
Total	$24,097	5.40%	$1,965,058	4.51%
Fair Value:
December 31, 2015	$24,097		$2,007,242
December 31, 2014	$26,339		$1,813,439

(1)	NNN's mortgages payable include unamortized premiums and exclude debt costs.

(2)	Includes NNN’s notes payable net of unamortized discounts and exclude debt costs. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.

(3)	Weighted average effective interest rate for periods after 2020.

NNN is also exposed to market risks related to NNN’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value, had a carrying value of $11,115,000 and $11,626,000 as of December 31, 2015 and 2014, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Retail Properties, Inc. and Subsidiaries
We have audited National Retail Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). National Retail Properties, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, National Retail Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Orlando, Florida
February 12, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Retail Properties, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Retail Properties, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Retail Properties, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants

Orlando, Florida
February 12, 2016

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS	December 31, 2015	December 31, 2014
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$5,256,274	$4,685,001
Accounted for using the direct financing method	14,518	16,974
Real estate held for sale	32,666	38,074
Mortgages, notes and accrued interest receivable, net of allowance of $5 at December 31, 2015	8,688	11,075
Commercial mortgage residual interests	11,115	11,626
Cash and cash equivalents	14,260	10,604
Receivables, net of allowance of $566 and $1,784, respectively	3,344	3,013
Accrued rental income, net of allowance of $3,078 and $3,086, respectively	25,529	25,659
Debt costs, net of accumulated amortization of $9,877 and $8,514, respectively	4,003	5,290
Other assets	89,647	108,235
Total assets	$5,460,044	$4,915,551
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, including unamortized premium and net of unamortized debt costs	$23,964	$26,182
Notes payable, net of unamortized discount and unamortized debt costs	1,951,980	1,703,709
Accrued interest payable	20,113	17,396
Other liabilities	121,594	85,172
Total liabilities	2,117,651	1,832,459
Commitments and contingencies (Note 20)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
6.625% Series D, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
Common stock, $0.01 par value. Authorized 375,000,000 shares; 141,007,725 and 132,010,104 shares issued and outstanding, respectively	1,412	1,322
Capital in excess of par value	3,049,198	2,711,678
Retained earnings (loss)	(263,124)	(196,827)
Accumulated other comprehensive income (loss)	(20,352)	(8,658)
Total stockholders’ equity of NNN	3,342,134	3,082,515
Noncontrolling interests	259	577
Total equity	3,342,393	3,083,092
Total liabilities and equity	$5,460,044	$4,915,551
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income from operating leases	$462,346	$414,043	$372,913
Earned income from direct financing leases	1,506	1,725	1,955
Percentage rent	1,430	1,074	1,556
Real estate expense reimbursement from tenants	14,868	13,875	13,340
Interest and other income from real estate transactions	986	2,296	1,471
Interest income on commercial mortgage residual interests	1,778	1,834	2,290
	482,914	434,847	393,525
Operating expenses:
General and administrative	34,736	32,518	31,095
Real estate	19,774	18,905	18,497
Depreciation and amortization	134,798	116,162	99,274
Impairment – commercial mortgage residual interests valuation	531	256	1,185
Impairment losses and other charges, net of recoveries	4,420	760	3,580
	194,259	168,601	153,631
Earnings from operations	288,655	266,246	239,894
Other expenses (revenues):
Interest and other income	(109)	(357)	(1,493)
Interest expense	90,008	85,510	85,822
Real estate acquisition costs	927	1,391	1,485
	90,826	86,544	85,814
Earnings from continuing operations before income tax benefit (expense)	197,829	179,702	154,080
Income tax benefit (expense)	(10,318)	75	(74)
Earnings from continuing operations	187,511	179,777	154,006
Earnings from discontinued operations, net of income tax expense	—	124	5,972
Earnings before gain on disposition of real estate, net of income tax expense	187,511	179,901	159,978
Gain on disposition of real estate, net of income tax expense	10,450	11,269	107
Earnings including noncontrolling interests	197,961	191,170	160,085
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	(125)	(569)	223
Discontinued operations	—	—	(163)
	(125)	(569)	60
Net earnings attributable to NNN	$197,836	$190,601	$160,145

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Net earnings attributable to NNN	$197,836	$190,601	$160,145
Series D preferred stock dividends	(19,047)	(19,047)	(19,047)
Series E preferred stock dividends	(16,387)	(16,387)	(8,876)
Net earnings attributable to common stockholders	$162,402	$155,167	$132,222
Net earnings per share of common stock:
Basic:
Continuing operations	$1.21	$1.24	$1.06
Discontinued operations	—	—	0.05
Net earnings	$1.21	$1.24	$1.11
Diluted:
Continuing operations	$1.20	$1.24	$1.05
Discontinued operations	—	—	0.05
Net earnings	$1.20	$1.24	$1.10
Weighted average number of common shares outstanding:
Basic	133,998,674	124,257,558	118,204,148
Diluted	134,489,416	124,710,226	119,864,824
Other comprehensive income:
Net earnings attributable to NNN	$197,836	$190,601	$160,145
Amortization of interest rate hedges	1,902	1,129	438
Fair value forward starting swaps	(13,369)	(6,312)	(3,141)
Net gain (loss) – commercial mortgage residual interests	(339)	1,038	(438)
Net gain (loss) – available-for-sale securities	112	(8)	69
Reclassification of noncontrolling interests	—	—	949
Comprehensive income attributable to NNN	$186,142	$186,448	$158,022

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2015, 2014 and 2013
(dollars in thousands, except per share data)

	Series D Preferred Stock	Series E Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2012	$287,500	$—	$1,117	$2,101,002	$(90,952)	$(2,382)	$2,296,285	$1,300	$2,297,585
Net earnings	—	—	—	—	160,145	—	160,145	(60)	160,085
Dividends declared and paid:
$1.65625 per depositary share of Series D preferred stock	—	—	—	—	(19,047)	—	(19,047)	—	(19,047)
$0.77188 per depositary share of Series E preferred stock	—	—	—	—	(8,876)	—	(8,876)	—	(8,876)
$1.60 per share of common stock	—	—	4	14,941	(189,107)	—	(174,162)	—	(174,162)
Issuance of 11,500,000 depositary shares of Series E Preferred Stock	—	287,500	—	(9,856)	—	—	277,644	—	277,644
Issuance of common stock:
29,013 shares	—	—	—	744	—	—	744	—	744
322,084 shares – stock purchase program	—	—	3	10,458	—	—	10,461	—	10,461
6,956,992 shares – ATM equity program	—	—	70	242,348	—	—	242,418	—	242,418
2,407,911 shares – conversion of 2028 Notes	—	—	24	85,200	—	—	85,224	—	85,224
Issuance of 290,181 shares of restricted common stock	—	—	3	(213)	—	—	(210)	—	(210)
Equity component of convertible debt	—	—	—	(93,450)	—	—	(93,450)	—	(93,450)
Stock issuance costs	—	—	—	(3,774)	—	—	(3,774)	—	(3,774)
Amortization of deferred compensation	—	—	—	6,715	—	—	6,715	—	6,715
Amortization of interest rate hedges	—	—	—	—	—	438	438	—	438
Fair value forward starting swaps	—	—	—	—	—	(3,141)	(3,141)	—	(3,141)
Unrealized loss – commercial mortgage residual interests	—	—	—	—	—	(438)	(438)	—	(438)
Valuation adjustments – available-for-sale securities	—	—	—	—	—	69	69	—	69
Noncontrolling interests	—	—	—	(949)	—	949	—	—	—
Balances at December 31, 2013	$287,500	$287,500	$1,221	$2,353,166	$(147,837)	$(4,505)	$2,777,045	$1,240	$2,778,285

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2015, 2014 and 2013
(dollars in thousands, except per share data)

	Series D Preferred Stock	Series E Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2013	$287,500	$287,500	$1,221	$2,353,166	$(147,837)	$(4,505)	$2,777,045	$1,240	$2,778,285
Net earnings	—	—	—	—	190,601	—	190,601	569	191,170
Dividends declared and paid:
$1.65625 per depositary share of Series D preferred stock	—	—	—	—	(19,047)	—	(19,047)	—	(19,047)
$1.42500 per depositary share of Series E preferred stock	—	—	—	—	(16,387)	—	(16,387)	—	(16,387)
$1.65 per share of common stock	—	—	3	11,443	(204,157)	—	(192,711)	—	(192,711)
Issuance of common stock:
5,493,595 shares	—	—	55	209,185	—	—	209,240	—	209,240
100,161 shares – stock purchase program	—	—	1	3,370	—	—	3,371	—	3,371
3,758,362 shares – ATM equity program	—	—	38	137,077	—	—	137,115	—	137,115
Issuance of 360,080 shares of restricted common stock	—	—	4	(313)	—	—	(309)	—	(309)
Stock issuance costs	—	—	—	(10,683)	—	—	(10,683)	—	(10,683)
Amortization of deferred compensation	—	—	—	8,433	—	—	8,433	—	8,433
Amortization of interest rate hedges	—	—	—	—	—	1,129	1,129	—	1,129
Fair value forward starting swaps	—	—	—	—	—	(6,312)	(6,312)	—	(6,312)
Unrealized gain – commercial mortgage residual interests	—	—	—	—	—	875	875	—	875
Realized gain – commercial mortgage residual interests	—	—	—	—	—	163	163	—	163
Valuation adjustments – available-for-sale securities	—	—	—	—	—	111	111	—	111
Realized gain – available-for-sale securities	—	—	—	—	—	(119)	(119)	—	(119)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,232)	(1,232)
Balances at December 31, 2014	$287,500	$287,500	$1,322	$2,711,678	$(196,827)	$(8,658)	$3,082,515	$577	$3,083,092

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2015, 2014 and 2013
(dollars in thousands, except per share data)

	Series D Preferred Stock	Series E Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2014	$287,500	$287,500	$1,322	$2,711,678	$(196,827)	$(8,658)	$3,082,515	$577	$3,083,092
Net earnings	—	—	—	—	197,836	—	197,836	125	197,961
Dividends declared and paid:
$1.65625 per depositary share of Series D preferred stock	—	—	—	—	(19,047)	—	(19,047)	—	(19,047)
$1.42500 per depositary share of Series E preferred stock	—	—	—	—	(16,387)	—	(16,387)	—	(16,387)
$1.71 per share of common stock	—	—	2	6,886	(228,699)	—	(221,811)	—	(221,811)
Issuance of common stock:
34,230 shares	—	—	—	991	—	—	991	—	991
12,065 shares – stock purchase program	—	—	—	455	—	—	455	—	455
8,573,533 shares – ATM equity program	—	—	86	324,998	—	—	325,084	—	325,084
Issuance of 209,284 shares of restricted common stock	—	—	2	(311)	—	—	(309)	—	(309)
Stock issuance costs	—	—	—	(4,178)	—	—	(4,178)	—	(4,178)
Amortization of deferred compensation	—	—	—	8,679	—	—	8,679	—	8,679
Amortization of interest rate hedges	—	—	—	—	—	1,902	1,902	—	1,902
Fair value forward starting swaps	—	—	—	—	—	(13,369)	(13,369)	—	(13,369)
Unrealized loss – commercial mortgage residual interests	—	—	—	—	—	(585)	(585)	—	(585)
Realized gain – commercial mortgage residual interests	—	—	—	—	—	246	246	—	246
Valuation adjustments – available-for-sale securities	—	—	—	—	—	112	112	—	112
Realized gain – available-for-sale securities	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	334	334
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(362)	(362)
Sale of noncontrolling interest	—	—	—	—	—	—	—	(415)	(415)
Balances at December 31, 2015	$287,500	$287,500	$1,412	$3,049,198	$(263,124)	$(20,352)	$3,342,134	$259	$3,342,393

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Earnings including noncontrolling interests	$197,961	$191,170	$160,085
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	134,798	116,165	99,617
Impairment losses and other charges	4,420	823	4,106
Impairment – commercial mortgage residual interests valuation	531	256	1,185
Amortization of notes payable discount	1,306	1,238	3,188
Amortization of debt costs	2,915	2,782	3,118
Amortization of mortgages payable premium	(207)	(93)	(57)
Amortization of deferred interest rate hedges	1,902	1,129	438
Interest rate hedge payment	(13,369)	(6,312)	(3,141)
Gain on disposition of real estate	(10,807)	(11,742)	(6,445)
Deferred income taxes	10,488	58	800
Performance incentive plan expense	10,474	9,841	8,518
Performance incentive plan payment	(676)	(2,808)	(2,138)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to held for sale real estate	—	—	(1,029)
Decrease in real estate leased to others using the direct financing method	1,277	1,368	1,573
Decrease in mortgages, notes and accrued interest receivable	74	76	641
Decrease (increase) in receivables	(335)	16	62
Decrease (increase) in accrued rental income	(368)	(1,731)	165
Decrease (increase) in other assets	4,996	(2,256)	400
Increase (decrease) in accrued interest payable	2,717	254	(385)
Increase (decrease) in other liabilities	(6,610)	(4,746)	3,841
Other	(392)	1,245	(121)
Net cash provided by operating activities	341,095	296,733	274,421
Cash flows from investing activities:
Proceeds from the disposition of real estate	38,502	58,853	60,626
Additions to real estate:
Accounted for using the operating method	(683,243)	(602,780)	(637,417)
Increase in mortgages and notes receivable	—	(7,246)	(3,857)
Principal payments on mortgages and notes receivable	2,363	13,346	14,617
Other	(2,166)	(3,731)	(2,009)
Net cash used in investing activities	(644,544)	(541,558)	(568,040)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Proceeds from line of credit payable	$1,262,400	$678,500	$601,800
Repayment of line of credit payable	(1,262,400)	(724,900)	(729,600)
Repayment of mortgages payable	(2,035)	(1,151)	(1,070)
Proceeds from notes payable	399,036	349,293	347,406
Repayment of notes payable	(150,000)	(150,000)	—
Repayment of notes payable – convertible	—	—	(246,797)
Payment of debt costs	(3,654)	(6,321)	(3,265)
Proceeds from issuance of common stock	332,117	360,072	267,613
Proceeds from issuance of Series E preferred stock	—	—	287,500
Payment of Series D Preferred Stock dividends	(19,047)	(19,047)	(19,047)
Payment of Series E Preferred Stock dividends	(16,387)	(16,387)	(8,876)
Stock issuance costs	(4,198)	(10,726)	(13,529)
Payment of common stock dividends	(228,699)	(204,157)	(189,107)
Noncontrolling interest contributions	334	—	—
Noncontrolling interest distributions	(362)	(1,232)	—
Net cash provided by financing activities	307,105	253,944	293,028
Net increase (decrease) in cash and cash equivalents	3,656	9,119	(591)
Cash and cash equivalents at beginning of year	10,604	1,485	2,076
Cash and cash equivalents at end of year	$14,260	$10,604	$1,485
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$83,758	$81,829	$80,930
Taxes paid	$234	$59	$360
Supplemental disclosure of noncash investing and financing activities:
Issued 2,407,911 shares of common stock for conversion premium on 2028 Notes	$—	$—	$85,224
Issued 285,263, 386,433 and 315,501 shares of restricted and unrestricted common stock in 2015, 2014 and 2013, respectively, pursuant to NNN’s performance incentive plan	$8,990	$10,884	$8,800
Issued 16,010, 16,016 and 12,308 shares of common stock in 2015, 2014 and 2013, respectively, pursuant to NNN’s Deferred Director Fee Plan	$287	$263	$162
Surrender of 241 shares of restricted common stock in 2013	$—	$—	$7
Change in other comprehensive income	$11,694	$4,153	$2,123
Change in lease classification (direct financing lease to operating lease)	$1,179	$—	$1,156
Mortgages payable assumed in connection with real estate transactions	$—	$17,254	$—
Mortgage receivable accepted in connection with real estate transactions	$500	$62	$750
Note receivable accepted in connection with real estate transactions	$—	$70	$—

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

Note 1 – Organization and Summary of Significant Accounting Policies:
Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust ("REIT") formed in 1984. The term "NNN" or the "Company" refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable REIT subsidiaries. These taxable subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the "TRS."
NNN's assets include: real estate assets, mortgages and notes receivable, and commercial mortgage residual interests. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property").

December 31, 2015
Property Portfolio:
Total properties	2,257
Gross leasable area (square feet)	24,964,000
States	47
Weighted average remaining lease term (years)	11.4
NNN's operations are reported within one business segment in the financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties.
Principles of Consolidation – NNN’s consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates, including transactions whereby NNN has been determined to be the primary beneficiary in accordance with the Financial Accounting Standards Board ("FASB") guidance included in Consolidation. All significant intercompany account balances and transactions have been eliminated. NNN applies the equity method of accounting to investments in partnerships and joint ventures that are not subject to control by NNN due to the significance of rights held by other parties.
NNN consolidates certain joint venture development entities based upon either NNN being the primary beneficiary of the respective variable interest entity or NNN having a controlling interest over the respective entity. NNN eliminates significant intercompany balances and transactions and records a noncontrolling interest for its other partners’ ownership percentage.
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. For the years ended December 31, 2015, 2014 and 2013, NNN recorded $2,383,000, $1,629,000 and $1,369,000, respectively, in capitalized interest during development.
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
In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including estimated probable renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the Company believes that it is likely that the tenant will renew the lease for an option term whereby the Company amortizes the value attributable to the renewal over the renewal period.
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
Intangible assets and liabilities consisted of the following as of December 31 (dollars in thousands):

	2015	2014
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$10,883	$11,751
Value of in-place leases, net	61,359	65,770
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	25,767	29,162
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
Impairment – Real Estate – Based upon certain events or changes in circumstances, management periodically assesses its Properties for possible impairment whenever the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are currently vacant or become vacant in a reasonable period of time. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying value of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value.
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
Debt Costs – In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, "Interest – Imputation of Interest (Subtopic 835-30)." To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. NNN has elected early adoption of ASU 2015-03.
As a result of the implementation of ASU 2015-03, on a retrospective basis, NNN reclassified debt costs on the Consolidated Balance Sheet for the year ended December 31, 2014, as follows (dollars in thousands):

Assets
Debt costs, net of accumulated amortization	$(11,162)
Liabilities
Mortgages payable	156
Notes payable	11,006
Debt Costs – Line of Credit Payable – Debt costs incurred in connection with NNN’s $650,000,000 line of credit have been deferred and are being amortized over the term of the loan commitment using the straight-line method, which approximates the effective interest method. In accordance with ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements,” NNN has recorded debt costs associated with the line of credit as an asset, in Debt Costs on the Consolidated Balance Sheets.
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method and are recorded in Mortgages Payable on the Consolidated Balance Sheets. At December 31, 2015 and 2014, NNN had $226,000 and $226,000 of debt costs, net of accumulated amortization of $93,000 and $69,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method and are recorded in Notes Payable on the Consolidated Balance Sheets. At December 31, 2015 and 2014, NNN had $17,782,000 and $16,775,000 of debt costs, net of accumulated amortization of $4,704,000 and $5,769,000, respectively.

Revenue Recognition – Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant. Rental revenues for non-development real estate assets are recognized when earned in accordance with the FASB guidance included in Leases, based on the terms of the lease of the leased asset.

Lease termination fees are recognized when the related leases are cancelled and NNN no longer has a continuing involvement with the former tenant with respect to that property.
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

	2015	2014	2013
Basic and Diluted Earnings:
Net earnings attributable to NNN	$197,836	$190,601	$160,145
Less: Series D preferred stock dividends	(19,047)	(19,047)	(19,047)
Less: Series E preferred stock dividends	(16,387)	(16,387)	(8,876)
Net earnings attributable to common stockholders	162,402	155,167	132,222
Less: Earnings attributable to unvested restricted shares	(706)	(773)	(718)
Net earnings used in basic and diluted earnings per share	$161,696	$154,394	$131,504

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	134,868,640	125,221,358	118,969,771
Less: Unvested restricted shares	(412,505)	(467,968)	(448,590)
Less: Unvested contingent shares	(457,461)	(495,832)	(317,033)
Weighted average number of shares outstanding used in basic earnings per share	133,998,674	124,257,558	118,204,148
Effects of dilutive securities:
Convertible debt	—	—	1,468,559
Other	490,742	452,668	192,117
Weighted average number of shares outstanding used in diluted earnings per share	134,489,416	124,710,226	119,864,824
Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and related regulations. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2015, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.
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
At the close of business on December 31, 2015, NNN elected to revoke its election to classify the TRS as taxable REIT subsidiaries ("TRS Revocation Election"). This TRS Revocation Election resulted in an additional tax expense of approximately $9,607,000 for 2015.
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (dollars in thousands):

	Gain or Loss on Cash Flow Hedges (1)		Gains and Losses on Commercial Mortgage Residual Interests (2)		Gains and Losses on Available-for-Sale Securities		Total
Beginning balance, December 31, 2013	$(8,396)		$3,755		$136		$(4,505)

Other comprehensive income (loss)	(6,312)		875		111		(5,326)
Reclassifications from accumulated other comprehensive income to net earnings	1,129	(3)	163	(4)	(119)	(5)	1,173
Net current period other comprehensive income (loss)	(5,183)		1,038		(8)		(4,153)
Ending balance, December 31, 2014	(13,579)		4,793		128		(8,658)

Other comprehensive income (loss)	(13,369)		(585)		112		(13,842)
Reclassifications from accumulated other comprehensive income to net earnings	1,902	(3)	246	(4)	—		2,148
Net current period other comprehensive income (loss)	(11,467)		(339)		112		(11,694)
Ending balance, December 31, 2015	$(25,046)		$4,454		$240		$(20,352)
(1) Additional disclosure is included in Note 13 – Derivatives.
(2) Additional disclosure is included in Note 18 – Fair Value Measurements.
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
New Accounting Pronouncements – In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity.” NNN elected to adopt ASU 2014-08 effective January 1, 2014. Under ASU 2014-08, only disposals representing a strategic shift in operations are to be presented as discontinued operations. This requires the Company to continue to classify any Property disposal or Property classified as held for sale as of December 31, 2013 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued

operations as of December 31, 2014. The Company has not classified any additional properties as discontinued operations subsequent to December 31, 2013.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The core principle of ASU 2014-09, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases. NNN is currently evaluating the potential impact, if any, the adoption of ASU 2014-09 will have on its financial position and results of operations.
In June 2014, the FASB issued ASU 2014-12, "Compensation – Stock Compensation (Topic 718)," effective for annual periods and interim periods within those periods beginning after December 15, 2015. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. The adoption of ASU 2014-12 will not have a significant impact on NNN’s financial position or results of operations.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The amendments in this update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. NNN is currently evaluating the potential impact, if any, the adoption of ASU 2014-15 will have on footnote disclosures.
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
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810)," effective for fiscal years, and for interim periods within those years, beginning after December 15, 2015. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The adoption of ASU 2015-02 will not have an impact on NNN's financial position and results of operations.
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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases at December 31, 2015:

Lease classification:
Operating	2,294
Direct financing	10
Building portion – direct financing/land portion – operating	2
Weighted average remaining lease term (years)	11.4

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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of December 31 (dollars in thousands):

	2015	2014
Land and improvements	$1,922,579	$1,776,222
Buildings and improvements	3,891,239	3,386,810
Leasehold interests	1,290	1,290
	5,815,108	5,164,322
Less accumulated depreciation and amortization	(620,188)	(508,229)
	5,194,920	4,656,093
Work in progress	61,354	28,908
	$5,256,274	$4,685,001

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2015, 2014 and 2013, NNN recognized collectively in continuing and discontinued operations, $153,000, $1,521,000 and ($338,000), respectively, of such income, net of reserves. At December 31, 2015 and 2014, the balance of accrued rental income, net of allowances of $3,078,000 and $3,086,000, respectively, was $25,529,000 and $25,659,000, respectively.

The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at December 31, 2015 (dollars in thousands):

2016	$478,512
2017	469,698
2018	445,099
2019	426,224
2020	408,372
Thereafter	3,267,955
$5,495,860

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
Real Estate Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2015	2014
Minimum lease payments to be received	$13,900	$17,376
Estimated unguaranteed residual values	7,589	8,274
Less unearned income	(6,971)	(8,676)
Net investment in direct financing leases	$14,518	$16,974

The following is a schedule of future minimum lease payments to be received on direct financing leases held for investment at December 31, 2015 (dollars in thousands):

2016	$2,700
2017	1,862
2018	1,834
2019	1,512
2020	1,043
Thereafter	4,949
$13,900
The above table does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or contingent rental payments that may become due in future periods (see Real Estate Portfolio – Accounted for Using the Operating Method).

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of December 31, 2015, NNN had six of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2014, included 11 properties, five of which were sold in 2015. Real estate held for sale consisted of the following as of December 31 (dollars in thousands):

	2015	2014
Land and improvements	$9,419	$11,518
Building and improvements	27,881	32,525
	37,300	44,043
Less accumulated depreciation and amortization	(4,419)	(4,947)
Less impairment	(215)	(1,022)
	$32,666	$38,074
Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties for the years ended December 31 (dollars in thousands):

	2015			2014			2013
	# of Sold Properties	Gain		# of Sold Properties	Gain		# of Sold Properties	Gain
Gain on disposition of real estate	19	$10,807	(1)	25	$11,587		—	$173
Income tax expense		(357)			(318)			(66)
		10,450			11,269			107
Gain on disposition of real estate included in discontinued operations	—	—		2	155	(1)	35	6,272	(1)
Income tax expense		—			—			(784)
		$10,450			$11,424			$5,595
(1) Amount includes the recognition of deferred gains on previously sold properties.
Real Estate – Commitments
NNN has committed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, at December 31, 2015, are outlined in the table below (dollars in thousands):

Number of properties	27
Total commitment(1)	$116,394
Amount funded	$87,406
Remaining commitment	$28,988

(1)	Includes land, construction costs, tenant improvements and lease costs.

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

	2015	2014	2013
Continuing operations	$3,970	$760	$3,565
Discontinued operations	—	63	541
	$3,970	$823	$4,106
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
The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment as of December 31 (dollars in thousands):

	2015	2014	2013
Unrealized gains (losses)	$(585)	$875	$511
Other than temporary valuation impairment	531	256	1,185
Based on the expected timing of future cash flows relating to the Residuals certain valuation assumptions are made. During the years ended December 31, 2015, 2014 and 2013, NNN recorded an other than temporary valuation adjustment as a reduction of earnings from operations. The following table summarizes the key assumptions used in determining the value of the Residuals as of December 31:

	2015	2014
Discount rate	20%	20%
Average life equivalent CPR(1) speeds range	0.87% to 21.73% CPR	0.87% to 26.30% CPR
Foreclosures:
Frequency curve default model	0.72% - 1.57% range	0.70% - 2.45% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

(1)	Conditional prepayment rate

The following table shows the effects on the key assumptions affecting the fair value of the Residuals at December 31, 2015 (dollars in thousands):

Residuals
Carrying amount of retained interests	$11,115

Discount rate assumption:
Fair value at 25% discount rate	$9,383
Fair value at 27% discount rate	$8,777

Prepayment speed assumption:
Fair value of 1% increases above the CPR Index	$11,114
Fair value of 2% increases above the CPR Index	$11,113

Expected credit losses:
Fair value 2% adverse change	$11,017
Fair value 3% adverse change	$10,969

Yield Assumptions:
Fair value of Prime/LIBOR spread contracting 25 basis points	$11,331
Fair value of Prime/LIBOR spread contracting 50 basis points	$11,553

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

Note 4 – Line of Credit Payable:

In October 2014, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $500,000,000 to $650,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $78,682,000 and a weighted average interest rate of 1.1% for the year ended December 31, 2015. The Credit Facility matures January 2019, with an option to extend maturity to January 2020. As of December 31, 2015, the Credit Facility bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000. As of December 31, 2015, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage and (iv) investment and dividend limitations. At December 31, 2015, NNN was in compliance with those covenants.

Note 5 – Mortgages Payable:
The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered(1)	Initial Balance	Interest Rate	Maturity(2)	Carrying Value of Encumbered Asset(s)(3)	Outstanding Principal Balance at December 31,
					2015	2014
December 2001	$698	9.00%	April 2019	$—	$—	$223
December 2001	485	9.00%	April 2019	—	—	116
February 2004	6,952	6.90%	January 2017	10,313	848	1,577
March 2005	1,015	8.14%	September 2016	—	—	222
June 2012(4)	6,850	5.75%	April 2016	8,341	5,890	6,180
September 2014(4)	2,957	6.40%	February 2017	3,691	2,804	2,922
November 2014(4)	15,151	5.23%	July 2023	21,889	14,555	15,099
				$44,234	24,097	26,339

Debt costs					(226)	(226)
Accumulated amortization					93	69
Debt costs, net of accumulated amortization					(133)	(157)
Mortgages payable, including unamortized premium and net of unamortized debt costs					$23,964	$26,182

(1)	Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan.

(2)	Monthly payments include interest and principal, if any; the balance is due at maturity.

(3)	Each loan is secured by a first mortgage lien on certain of the Properties. The carrying values of the assets at December 31, 2015.

(4)	Initial balance and outstanding principal balance includes unamortized premium.
The following is a schedule of the scheduled principal payments, including premium amortization of NNN’s mortgages payable at December 31, 2015 (dollars in thousands):

2016	$7,344
2017	3,362
2018	623
2019	653
2020	681
Thereafter	11,434
$24,097

Note 6 – Notes Payable – Convertible:
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
NNN recorded the following in interest expense relating to the 2028 Notes and the 2026 Notes for the year ended December 31 (dollars in thousands):

2013
Noncash interest charges	$2,072
Contractual interest expense	5,400
Amortization of debt costs	566
$8,038
There was no interest expense related to the 2028 Notes and the 2026 Notes for the years ended December 31, 2015 and 2014.

Note 7 – Notes Payable:
Each of NNN’s outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(1)	Net Price	Stated Rate	Effective Rate(2)	Maturity Date
2017(3)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017
2021(4)	July 2011	300,000	4,269	295,731	5.500%	5.689%	July 2021
2022	August 2012	325,000	4,989	320,011	3.800%	3.985%	October 2022
2023(5)	April 2013	350,000	2,594	347,406	3.300%	3.388%	April 2023
2024(6)	May 2014	350,000	707	349,293	3.900%	3.924%	June 2024
2025(7)	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025

(1)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(2)	Includes the effects of the discount.

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

(7)
NNN entered into four forward starting swaps with an aggregate notional amount of $300,000. Upon issuance of the 2025 Notes, NNN terminated the forward starting swaps resulting in a liability of $13,369, which was deferred in other comprehensive income. The deferred liability is being amortized over the term of the note using the effective interest method.

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
In connection with the outstanding debt offerings, NNN incurred debt issuance costs totaling $17,782,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In June 2014, NNN repaid the $150,000,000 6.250% notes payable that were due in June 2014.
In December 2015, NNN repaid the $150,000,000 6.150% notes payable that were due in December 2015.
In accordance with the terms of the indenture, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2015, NNN was in compliance with those covenants.

Note 8 – Preferred Stock:
NNN completed the following underwritten public offerings of cumulative redeemable preferred stock and are still outstanding ("Preferred Stock Shares") (dollars in thousands, except per share data):

Series	Dividend Rate(1)	Issued	Depositary Shares Outstanding(2)	Gross Proceeds	Stock Issuance Costs(3)	Dividend Per Depositary Share	Earliest Redemption Date
Series D	6.625%	February 2012	11,500,000	$287,500	$9,855	$1.656250	February 2017
Series E	5.700%	May 2013	11,500,000	287,500	9,856	1.425000	May 2018

(1)	Holders are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends.

(2)	Representing 1/100th of a preferred share. Each issuance included 1,500,000 depositary shares in connection with the underwriters' over-allotment.

(3)	Consisting primarily of underwriting commissions and fees, rating agency fees, legal and accounting fees and printing expenses.
The Preferred Stock Shares underlying the depositary shares rank senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Preferred Stock Shares have no maturity date and will remain outstanding unless redeemed. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Preferred Stock Shares, NNN may redeem the Preferred Stock Shares underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Preferred Stock Shares into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 12, 2016, the Preferred Stock Shares were not redeemable or convertible.

Note 9 – Common Stock:
In February 2015, NNN filed a shelf registration statement with the Commission which permits the issuance by NNN of an indeterminate amount of debt and equity securities.
Equity Offerings. In November 2014, NNN filed a prospectus supplement to the prospectus contained in its February 2012 shelf registration statement and issued 5,462,500 shares (including 712,500 shares in connection with the underwriters' over-allotment) of common stock at a price of $38.16 per share and received net proceeds of $199,961,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $8,488,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses.

Dividend Reinvestment and Stock Purchase Plan. In February 2015, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of 16,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for the year ended December 31 (dollars in thousands):

	2015	2014	2013
Shares of common stock	196,584	422,406	764,891
Net proceeds	$7,182	$14,817	$25,407
At The Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2015 ATM	2013 ATM	2012 ATM
Established date	February 2015	March 2013	May 2012
Termination date	February 2018	February 2015	February 2015
Total allowable shares	10,000,000	9,000,000	9,000,000
Total shares issued as of December 31, 2015	8,359,533	6,252,812	8,958,840
The following table outlines the common stock issuances pursuant to NNN's ATM equity program (dollars in thousands, except per share data):

	Year Ended December 31,
	2015		2014	2013
	2015 ATM	2013 ATM	2013 ATM	2013 ATM	2012 ATM
Shares of common stock	8,359,533	214,000	3,758,362	2,280,450	4,676,542
Average price per share (net)	$37.39	$39.84	$35.90	$37.80	$32.60
Net proceeds	$312,542	$8,525	$134,919	$86,208	$152,435
Stock issuance costs(1)	$3,886	$130	$2,195	$1,613	$2,161
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
There were no common stock issuances pursuant to the 2012 ATM for the years ended December 31, 2015 and 2014.

Note 10 – Employee Benefit Plan:
Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of NNN. The Retirement Plan permits participants to defer a portion of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN generally matches 60 percent of the first eight percent of a participant’s contributions. Additionally, NNN may make discretionary contributions. NNN’s contributions to the Retirement Plan for the years ended December 31, 2015, 2014 and 2013 totaled $474,000, $453,000 and $342,000, respectively.

Note 11 – Dividends:
The following presents the characterization for tax purposes of common stock dividends per share paid to stockholders for the years ended December 31:

	2015	2014	2013
Ordinary dividends	$1.363294	$1.306992	$1.224568
Qualified dividends	0.019005	0.006212	0.056784
Capital gain	0.007806	0.008603	—
Unrecaptured Section 1250 Gain	0.011055	0.015362	0.000650
Nontaxable distributions	0.308840	0.312831	0.317998
	$1.710000	$1.650000	$1.600000

The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2015	2014	2013
Dividends	$228,699	$204,157	$189,107
Per share	1.710	1.650	1.600

On January 15, 2016, NNN declared a dividend of $0.435 per share, payable February 16, 2016 to its common stockholders of record as of January 29, 2016.
The following presents the characterization for tax purposes of Series D and E Preferred Stock dividends per share paid to stockholders for the year ended December 31:

	Series E			Series D
	2015	2014	2013	2015	2014	2013
Ordinary dividends	$1.385670	$1.393700	$0.741150	$1.610538	$1.619870	$1.590323
Qualified dividends	0.020141	0.005738	0.030332	0.023409	0.006670	0.065084
Capital gain	0.007937	0.009177	—	0.009225	0.010666	—
Unrecaptured Section 1250 Gain	0.011252	0.016385	0.000393	0.013078	0.019044	0.000843
	$1.425000	$1.425000	$0.771875	$1.656250	$1.656250	$1.656250

The following table outlines the dividends declared and paid for NNN's preferred stock for the years ended December 31 (in thousands, except per share data):

	2015	2014	2013
Series D Preferred Stock(1):
Dividends	$19,047	$19,047	$19,047
Per share	1.656250	1.656250	1.656250

Series E Preferred Stock(2):
Dividends	16,387	16,387	8,876
Per share	1.425000	1.425000	0.771875
(1) The Series D Preferred Stock has no maturity date and will remain outstanding unless redeemed.
(2) The Series E Preferred Stock dividends paid during the quarter ended September 30, 2013 include accumulated and unpaid dividends from the issuance date through the declaration date. The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed.

Note 12 – Income Taxes:
For income tax purposes, NNN has taxable REIT subsidiaries in which certain real estate activities are conducted.
NNN treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between NNN’s effective tax rates for the years ended December 31, 2015, 2014 and 2013, and the statutory rates relate to state taxes and nondeductible expenses.
In 2010, NNN acquired the 21.1% non-controlling interest in its majority owned and controlled subsidiary, OAMI, pursuant to which OAMI became a wholly owned subsidiary of NNN. As of December 31, 2014, OAMI had no remaining tax liabilities relating to the built-in gain of its assets.
At the close of business on December 31, 2015, NNN elected to revoke its election to classify the TRS as taxable REIT subsidiaries. This TRS Revocation Election resulted in an additional tax expense of approximately $9,607,000 for 2015.

The significant components of the net deferred income tax asset consist of the following at December 31 (dollars in thousands):

	2015	2014
Deferred tax assets:
Cost basis	$—	$1,233
Deferred income	—	113
Reserves	—	2,756
Credits	—	434
Excess interest expense carryforward	—	1,689
Capital loss carryforward	880	914
Net operating loss carryforward	4,983	5,196
	5,863	12,335
Valuation allowance	(5,666)	(619)
Total deferred tax assets	197	11,716

Deferred tax liabilities:
Built-in gain	(197)	—
Depreciation	—	(204)
Other	—	(1,024)
Total deferred tax liabilities	(197)	(1,228)

Net deferred tax asset	$—	$10,488

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by NNN’s taxable REIT subsidiaries. The net operating loss carryforwards begin to expire in 2028. Due to the revocation of the TRS election management believes it is unlikely that NNN will realize all of the benefits of these deductible differences that existed as of December 31, 2015 and 2014.
The increase in the valuation allowance for the years ended December 31, 2015 and 2014 was $5,047,000 and $619,000, respectively. There was no valuation allowance as of December 31, 2013.
The income tax benefit (expense) consists of the following components for the years ended December 31, (as adjusted) (dollars in thousands):

	2015	2014	2013
Net earnings before income taxes	$208,511	$190,844	$161,230
Provision for income tax benefit (expense):
Current:
Federal	(58)	(190)	(195)
State and local	(129)	5	(90)
Deferred:
Federal	(8,935)	(166)	(790)
State and local	(1,553)	108	(10)
Total expense for income taxes	(10,675)	(243)	(1,085)
Net earnings attributable to NNN’s stockholders	$197,836	$190,601	$160,145

The total income tax benefit (expense) differs from the amount computed by applying the statutory federal tax rate to net earnings before taxes as follows for the years ended December 31 (dollars in thousands):

	2015	2014	2013
Federal expense at statutory tax rate	$(70,894)	$(64,887)	$(54,818)
Nontaxable income of NNN	69,651	63,353	53,178
State taxes, net of federal benefit	(141)	(196)	(200)
Amortization of built-in gain tax	—	372	761
Expiration of built-in gain tax	316	1,792	—
Other	—	(58)	(6)
Built-in gain tax liability (1)	(197)	—	—
TRS Revocation Election (1)	(4,363)	—	—
Valuation allowance increase (1)	(5,047)	(619)	—
Total tax expense	$(10,675)	$(243)	$(1,085)
(1) The change for the year ended December 31, 2015, is due to TRS Revocation Election.
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
The following table outlines NNN's derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Terminated	Description	Aggregate Notional Amount	Liability Fair Value When Terminated	Fair Value Deferred In Other Comprehensive Income (1)
September 2007	Two interest rate hedges	$100,000	$3,260	$3,228
June 2011	Two treasury locks	150,000	5,300	5,218
April 2013	Four forward starting swaps	240,000	3,156	3,141
May 2014	Three forward starting swaps	225,000	6,312	6,312
October 2015	Four forward starting swaps	300,000	13,369	13,369
(1) The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
As of December 31, 2015, $25,046,000 remains in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the years ended December 31, 2015, 2014 and 2013, NNN reclassified $1,902,000, $1,129,000 and $438,000 out of other comprehensive income as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $2,851,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2015.

Note 14 – Performance Incentive Plan:
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

There were no stock options outstanding or exercisable at December 31, 2015.

Pursuant to the 2007 Plan, NNN has granted and issued shares of restricted stock to certain officers and key associates of NNN. The following summarizes the restricted stock activity for the year ended December 31, 2015:

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	1,005,644	$30.93
Restricted shares granted	267,133	41.00
Restricted shares vested	(318,261)	27.83
Restricted shares forfeited	(46,478)	26.85
Restricted shares repurchased	(11,371)	27.20
Non-vested restricted shares, December 31	896,667	$35.13
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
During the years ended December 31, 2015 and 2014, NNN granted 145,916 and 177,433, respectively, performance based shares subject to its total shareholder return growth after a three years period relative to its peers. The shares were granted to certain executive officers and had weighted average grant price of $41.00 and $33.42, respectively, per share. Once the performance criteria are met and the actual number of shares earned is determined, the shares vest immediately. For the 2015 and 2014 grants, the conditions are based on market conditions, and the fair value was determined at the grant date (for a fair value share price of $22.72 and $21.92, respectively). Compensation expense is recognized over the requisite service period for both grants.
The following summarizes other grants made during the year ended December 31, 2015, pursuant to the 2007 Plan.

	Shares	Weighted Average Share Price
Other share grants under the 2007 Plan:
Directors’ fees	18,130	$38.96
Deferred directors’ fees	16,010	39.04
	34,140	$39.00
Shares available under the 2007 Plan for grant, end of period	3,344,817

The total compensation cost for share-based payments for the years ended December 31, 2015, 2014 and 2013, totaled $9,671,000, $9,224,000 and $7,459,000, respectively, of such compensation expense. At December 31, 2015, NNN had $12,458,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2007 Plan. This cost is expected to be recognized over a weighted average period of 2.3 years. In addition, NNN recognized performance based long-term incentive cash compensation expense of $729,000 for the year ended December 31, 2013. There was no long-term incentive cash compensation expense recognized in 2015 and 2014.

Note 15 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at December 31, 2015 and 2014, approximate fair value based upon current market prices of similar issues. At December 31, 2015 and 2014, the carrying value and fair value of NNN’s notes payable, collectively, was $2,007,242,000 and $1,813,439,000, respectively, based upon quoted market prices, which are a Level 1 input.

Note 16 – Quarterly Financial Data (unaudited):
The following table outlines NNN’s quarterly financial data (dollars in thousands, except per share data):

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues as originally reported	$116,187	$117,208	$123,143	$126,377
Net earnings attributable to NNN’s stockholders	$53,978	$46,188	$55,198	$42,471
Net earnings per share (1):
Basic	$0.34	$0.28	$0.34	$0.24
Diluted	0.34	0.28	0.34	0.24
2014
Revenues as originally reported	$104,064	$105,613	$109,856	$115,315
Net earnings attributable to NNN’s stockholders	$43,333	$45,571	$47,940	$53,757
Net earnings per share (1):
Basic	$0.28	$0.30	$0.31	$0.35
Diluted	0.28	0.30	0.31	0.35

(1)	Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount.

Note 17 – Segment Information:

For the years ended December 31, 2015, 2014 and 2013, NNN’s operations are reported within one business segment in the consolidated financial statements and all properties are part of the Properties or Property Portfolio.

Note 18 – Fair Value Measurements:
NNN currently values its Residuals based upon a valuation which provides a discounted cash flow analysis based upon estimated prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a rollforward of the Residuals during the year ended December 31, 2015 (dollars in thousands):

Balance at beginning of period	$11,626
Total gains (losses) – realized/unrealized:
Included in earnings	(531)
Included in other comprehensive income	(339)
Interest income on Residuals	1,778
Cash received from Residuals	(1,419)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$11,115
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$246

Note 19 – Major Tenants:
As of December 31, 2015, NNN had no tenants that accounted for ten percent or more of its rental and earned income.

Note 20 – Commitments and Contingencies:
A summary of NNN's commitments are included in Note 2 – Real Estate.
In the ordinary course of its business, NNN is a party to various other legal actions which management believes are routine in nature and incidental to the operation of the business of NNN. Management does not believe that any of these proceedings are material.

Note 21 – Subsequent Events:
NNN reviewed all subsequent events and transactions that have occurred after December 31, 2015, the date of the consolidated balance sheet. There were no reportable subsequent events or transactions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.
NNN carried out an assessment as of December 31, 2015, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission (the “Commission”) require NNN to present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of NNN’s disclosure controls and procedures and the conclusions of NNN’s management about the effectiveness of NNN’s internal control over financial reporting as of the end of the period covered by this annual report.
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
Assessment of Effectiveness of Disclosure Controls and Procedures.
Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, NNN’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting.
Management, including NNN’s Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework to assess the effectiveness of NNN’s internal control over financial reporting. Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, NNN’s internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2015, there were no changes in NNN’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, NNN’s internal control over financial reporting.
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
Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the sections thereof captioned “Proposal I: Election of Directors – Nominees,” “Proposal I: Election of Directors – Executive Officers,” “Proposal I: Election of Directors – Code of Business Conduct and Insider Trading Policy” and “Security Ownership ”, and such information in such sections is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		The following documents are filed as part of this report

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	37

		Consolidated Balance Sheets as of December 31, 2015 and 2014	39

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	40

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013	42

		Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	45

		Notes to Consolidated Financial Statements	47

	(2)	Financial Statement Schedules

		Schedule III – Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2015

		Schedule IV – Mortgage Loans on Real Estate and Notes as of December 31, 2015

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

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Registered Public Accounting Firm

	23.1	Ernst & Young LLP dated February 12, 2016 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2015, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February, 2016.

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

Signature	Title	Date

/s/ Craig Macnab	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 12, 2016
Craig Macnab

/s/ Ted B. Lanier	Lead Director	February 12, 2016
Ted B. Lanier

/s/ Don DeFosset	Director	February 12, 2016
Don DeFosset

/s/ David M. Fick	Director	February 12, 2016
David M. Fick

/s/ Edward J. Fritsch	Director	February 12, 2016
Edward J. Fritsch

/s/ Richard B. Jennings	Director	February 12, 2016
Richard B. Jennings

/s/ Robert C. Legler	Director	February 12, 2016
Robert C. Legler

/s/ Robert Martinez	Director	February 12, 2016
Robert Martinez

/s/ Sam L. Susser	Director	February 12, 2016
Sam L. Susser

/s/ Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President, Assistant Secretary and Treasurer	February 12, 2016
Kevin B. Habicht

Exhibit Index

3.	Articles of Incorporation and Bylaws

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

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Registered Public Accounting Firm

	23.1	Ernst & Young LLP dated February 12, 2016 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2015, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2015
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
7-Eleven:
Tampa, FL	—	1,081	917	—	—	1,070	917	1,987	385	1999	12/98	(g)	40
Austin, TX	—	259	1,361	—	—	259	1,361	1,620	225	1985	11/11		25
Austin, TX	—	900	3,571	—	—	900	3,571	4,471	421	2004	11/11		35
Austin, TX	—	1,101	2,987	—	—	1,101	2,987	4,088	352	2006	11/11		35
Beaumont, TX	—	115	1,543	—	—	115	1,543	1,658	212	1996	11/11		30
Beaumont, TX	—	239	2,031	—	—	239	2,031	2,270	239	2002	11/11		35
Beaumont, TX	—	124	2,968	—	—	124	2,968	3,092	408	1996	11/11		30
Bloomington, TX	—	38	3,093	—	—	38	3,093	3,131	510	1985	11/11		25
Bryan, TX	—	479	3,561	—	—	479	3,561	4,040	490	2000	11/11		30
Canyon Lake, TX	—	144	1,830	—	—	144	1,830	1,974	302	1977	11/11		25
Cedar Park, TX	—	833	1,705	—	—	833	1,705	2,538	201	2002	11/11		35
College Station, TX	—	393	3,342	—	—	393	3,342	3,735	459	2000	11/11		30
Corpus Christi, TX	—	412	2,356	—	—	412	2,356	2,768	324	1999	11/11		30
Corpus Christi, TX	—	450	1,370	—	—	450	1,370	1,820	188	1996	11/11		30
Corpus Christi, TX	—	383	3,093	—	—	383	3,093	3,476	365	2006	11/11		35
Corpus Christi, TX	—	661	2,624	—	—	661	2,624	3,285	361	1999	11/11		30
Edinburg, TX	—	431	2,193	—	—	431	2,193	2,624	302	1999	11/11		30
Edna, TX	—	67	1,897	—	—	67	1,897	1,964	313	1976	11/11		25
Harlingen, TX	—	230	2,356	—	—	230	2,356	2,586	324	2000	11/11		30
Kingsland, TX	—	153	2,691	—	—	153	2,691	2,844	444	1972	11/11		25
Kingsville, TX	—	163	1,485	—	—	163	1,485	1,648	245	1990	11/11		25
Laredo, TX	—	938	5,829	—	—	938	5,829	6,767	801	1995	11/11		30
Laredo, TX	—	441	1,935	—	—	441	1,935	2,376	228	2002	11/11		35
Laredo, TX	—	412	1,476	—	—	412	1,476	1,888	203	2001	11/11		30
Laredo, TX	—	421	3,016	—	—	421	3,016	3,437	415	1998	11/11		30
Laredo, TX	—	335	2,509	—	—	335	2,509	2,844	345	1999	11/11		30
Mercedes, TX	—	556	1,523	—	—	556	1,523	2,079	209	1998	11/11		30
Palacios, TX	—	29	1,667	—	—	29	1,667	1,696	275	1984	11/11		25
Pflugerville, TX	—	996	2,336	—	—	996	2,336	3,332	275	2002	11/11		35
Portland, TX	—	488	4,710	—	—	488	4,710	5,198	648	1999	11/11		30
Rio Bravo, TX	—	355	1,351	—	—	355	1,351	1,706	159	2002	11/11		35
Rockport, TX	—	660	4,269	—	—	660	4,269	4,929	503	2008	11/11		35
Round Rock, TX	—	661	1,140	—	—	661	1,140	1,801	157	2000	11/11		30
San Antonio, TX	—	441	1,313	—	—	441	1,313	1,754	181	1999	11/11		30
San Juan, TX	—	565	1,179	—	—	565	1,179	1,744	162	1999	11/11		30
Victoria, TX	—	431	2,298	—	—	431	2,298	2,729	316	1986	11/11		30
Victoria, TX	—	259	2,346	—	—	259	2,346	2,605	323	1984	11/11		30
West Orange, TX	—	220	2,088	—	—	220	2,088	2,308	287	1993	11/11		30
Winnie, TX	—	115	4,566	—	—	115	4,566	4,681	538	2002	11/11		35
Austin, TX	—	861	3,004	—	—	861	3,004	3,865	405	2001	12/11		30
Austin, TX	—	612	3,061	—	—	612	3,061	3,673	412	1999	12/11		30
Austin, TX	—	689	1,732	—	—	689	1,732	2,421	233	1999	12/11		30
Austin, TX	—	612	2,775	—	—	612	2,775	3,387	374	1999	12/11		30
Austin, TX	—	1,215	4,524	—	—	1,215	4,524	5,739	522	2004	12/11		35
Austin, TX	—	488	2,163	—	—	488	2,163	2,651	291	2000	12/11		30
Austin, TX	—	938	1,436	—	—	938	1,436	2,374	193	1998	12/11		30
Austin, TX	—	880	1,790	—	—	880	1,790	2,670	241	1998	12/11		30
Austin, TX	—	775	4,677	—	—	775	4,677	5,452	630	1996	12/11		30
Austin, TX	—	679	1,905	—	—	679	1,905	2,584	257	1999	12/11		30
Austin, TX	—	756	2,870	—	—	756	2,870	3,626	387	1999	12/11		30
Cedar Park, TX	—	536	1,914	—	—	536	1,914	2,450	258	1999	12/11		30
San Antonio, TX	—	631	2,851	—	—	631	2,851	3,482	384	1999	12/11		30
San Antonio, TX	—	517	2,670	—	—	517	2,670	3,187	360	1999	12/11		30
San Antonio, TX	—	985	3,253	—	—	985	3,253	4,238	438	1999	12/11		30
San Antonio, TX	—	899	2,593	—	—	899	2,593	3,492	299	2002	12/11		35
San Antonio, TX	—	947	2,535	—	—	947	2,535	3,482	342	1999	12/11		30
San Antonio, TX	—	469	2,727	—	—	469	2,727	3,196	367	1998	12/11		30
San Antonio, TX	—	632	1,991	—	—	632	1,991	2,623	268	2001	12/11		30
San Antonio, TX	—	603	2,048	—	—	603	2,048	2,651	276	1999	12/11		30
San Antonio, TX	—	679	2,937	—	—	679	2,937	3,616	396	1999	12/11		30
San Antonio, TX	—	909	1,359	—	—	909	1,359	2,268	183	1999	12/11		30
San Antonio, TX	—	766	1,474	—	—	766	1,474	2,240	199	1999	12/11		30
San Antonio, TX	—	411	2,555	—	—	411	2,555	2,966	344	1999	12/11		30
San Antonio, TX	—	545	3,148	—	—	545	3,148	3,693	424	1999	12/11		30
San Antonio, TX	—	412	2,010	—	—	412	2,010	2,422	271	1999	12/11		30
San Antonio, TX	—	919	2,344	—	—	919	2,344	3,263	271	2002	12/11		35
Universal City, TX	—	699	1,675	—	—	699	1,675	2,374	226	2001	12/11		30
Belpre, OH	—	408	759	—	—	408	759	1,167	44	1990	07/14		25
Charleston, WV	—	689	974	—	—	689	974	1,663	47	1970	07/14		30
Charleston, WV	—	549	729	—	—	549	729	1,278	35	1995	07/14		30
Clarksburg, WV	—	390	613	—	—	390	613	1,003	36	1978	07/14		25
Mannington, WV	—	218	745	—	—	218	745	963	36	1996	07/14		30
N. Belle Vernon, PA	—	438	1,165	—	—	438	1,165	1,603	68	1996	07/14		25
New Castle, PA	—	292	617	—	—	292	617	909	30	1983	07/14		30
Parkersburg, WV	—	298	782	—	—	298	782	1,080	46	1988	07/14		25
Parkersburg, WV	—	422	739	—	—	422	739	1,161	36	1985	07/14		30
Weston, WV	—	114	583	—	—	114	583	697	28	1995	07/14		30

Academy:
Franklin, TN	—	1,807	2,108	—	—	1,589	2,108	3,697	741	1999	06/05		30

Ace Hardware and Lighting:
Bourbonnais, IL	—	298	1,329	—	—	298	1,329	1,627	513	1997	11/98		37

Advance Auto Parts:
Miami, FL	—	867	—	1,035	—	867	1,035	1,902	273	2005	12/04	(g)	40
Richmond, VA	—	193	1,268	—	—	193	1,268	1,461	79	2008	02/14		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Adventure Landing:
Jacksonville Beach, FL	—	3,615	5,636	—	—	3,615	5,636	9,251	1,537	1995	04/11	30
Jacksonville, FL	—	721	861	—	—	721	861	1,582	336	1983	04/11	25
Raleigh, NC	—	1,841	3,124	—	—	1,841	3,124	4,965	818	1989	04/11	25
St. Augustine, FL	—	797	289	—	—	797	289	1,086	165	1999	04/11	30
Tonawanda, NY	—	205	927	—	—	205	927	1,132	354	1991	04/11	25

Affordable Care:
Asheville, NC	—	467	576	—	—	467	576	1,043	28	2005	07/14	30
Conover, NC	—	187	623	—	—	187	623	810	30	2002	07/14	30
Poland, OH	—	231	650	—	—	231	650	881	38	2001	07/14	25
Wilmington, NC	—	398	565	—	—	398	565	963	27	2002	07/14	30

Ajuua Mexican Restaurant:
Aurora, CO	—	1,168	1,105	—	—	1,168	1,105	2,273	388	2000	06/05	30

Aldi:
Cutler Bay, FL	—	989	1,479	205	—	989	1,684	2,673	754	1995	06/96	40

All Star Sports:
Wichita, KS	—	3,275	1,631	167	—	3,275	1,798	5,073	368	1988	05/07	40
Wichita, KS	—	1,551	965	152	—	1,551	1,117	2,668	223	1987	05/07	40

Amazing Jake's:
Plano, TX	—	5,705	17,049	18	—	5,705	17,067	22,772	3,635	1982	07/08	35

AMC Theatre:
Bloomington, IN	—	2,338	4,000	—	—	2,338	4,000	6,338	1,327	1987	09/07	25
Brighton, CO	—	1,070	5,491	—	—	1,070	5,491	6,561	1,138	2005	09/07	40
Castle Rock, CO	—	2,905	5,002	—	—	2,905	5,002	7,907	1,037	2005	09/07	40
Evansville, IN	—	1,300	4,269	—	—	1,300	4,269	5,569	1,011	1999	09/07	35
Galesburg, IL	—	1,205	2,441	—	—	1,205	2,441	3,646	506	2003	09/07	40
Machesney Park, IL	—	3,018	8,770	—	—	3,018	8,770	11,788	1,818	2005	09/07	40
Michigan City, IN	—	1,996	8,422	—	—	1,996	8,422	10,418	1,746	2005	09/07	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Muncie, IN	—	1,243	5,512	—	—	1,243	5,512	6,755	1,143	2005	09/07		40
Naperville, IL	—	6,141	11,624	—	—	6,141	11,624	17,765	2,410	2006	09/07		40
New Lenox, IL	—	6,778	10,980	—	—	6,778	10,980	17,758	2,276	2004	09/07		40
Chicago, IL	—	7,257	10,955	—	—	7,257	10,955	18,212	2,180	2007	01/08		40
Johnson Creek, WI	—	1,433	3,932	—	—	1,433	3,932	5,365	894	1997	01/08		35
Lake Delton, WI	—	2,063	8,366	—	—	2,063	8,366	10,429	1,902	1999	01/08		35
Quincy, IL	—	1,297	2,850	—	—	1,297	2,850	4,147	648	1982	01/08		35
Schererville, IN	—	6,619	14,225	—	—	6,619	14,225	20,844	3,774	1996	01/08		30
West Jordan, UT	—	3,302	245	3,109	—	3,302	3,354	6,656	8	2015	05/15	(m)	40

American Family Care:
Mobile, AL	—	843	562	348	—	843	910	1,753	243	1997	12/01		40
Alcoa, TN	—	1,221	—	1,730	—	1,221	1,730	2,951	99	2013	12/12	(m)	40
Cullman, AL	—	541	—	1,517	—	541	1,517	2,058	84	2013	12/12	(m)	40
Decatur, AL	—	460	1,283	—	—	460	1,283	1,743	111	2010	12/12		35
Nashville, TN	—	377	—	1,403	—	377	1,403	1,780	72	2013	12/12	(m)	40
Pace, FL	—	738	—	1,459	—	738	1,459	2,197	81	2013	12/12	(m)	40
Woodstock, GA	—	563	—	1,653	—	563	1,653	2,216	77	2014	12/12	(m)	40
Fairhope, AL	—	(l)	1,929	—	—	(l)	1,929	1,929	139	2012	02/13		40
Dothan, AL	—	667	—	1,400	—	667	1,400	2,067	80	2013	02/13	(m)	40
Auburn, AL	—	663	—	1,835	—	663	1,835	2,498	94	2013	03/13	(m)	40
Milton, GA	—	577	1,526	—	—	577	1,526	2,103	107	2012	03/13		40
Roswell, GA	—	814	—	1,851	—	816	1,851	2,667	64	2014	04/13	(m)	40
Marietta, GA	—	432	—	1,846	—	432	1,846	2,278	87	2014	04/13	(m)	40
Mt. Juliet, TN	—	875	1,566	—	—	875	1,566	2,441	96	2013	07/13		40
Chattanooga, TN	—	469	—	1,626	—	469	1,626	2,095	76	2014	07/13	(m)	40
Columbus, GA	—	550	—	1,520	—	550	1,520	2,070	71	2014	07/13	(m)	40
Birmingham, AL	—	445	—	1,640	—	445	1,640	2,085	80	2005	08/13	(o)	40
Hendersonville, TN	—	660	1,640	—	—	660	1,640	2,300	87	2013	11/13		40
Calera, AL	—	606	—	1,673	—	606	1,673	2,279	61	2014	12/13	(m)	40
Spring Hill, TN	—	589	—	1,718	—	589	1,718	2,307	52	2014	02/14	(m)	40
Athens, AL	—	497	—	1,834	—	497	1,834	2,331	48	2014	03/14	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Panama City Beach, FL	—	995	—	1,745	—	995	1,745	2,740	49	2014	04/14	(m)	40
Gadsden, AL	—	527	—	1,565	—	527	1,565	2,092	41	2014	05/14		40

Knoxville, TN	—	2,021	—	2,118	—	2,021	2,118	4,139	20	2015	08/14	(m)	40
Fort Oglethorpe, GA	—	736	—	1,832	—	736	1,832	2,568	29	2015	08/14	(m)	40
Enterprise, AL	—	570	—	1,634	—	570	1,634	2,204	9	2015	01/15	(m)	(q)

American Freight:
Glen Allen, VA	—	889	1,948	—	—	889	1,948	2,837	954	1996	05/96		40

American Retail Service:
Lincoln City, OR	—	1,099	1,560	—	—	1,099	1,560	2,659	190	1973	12/12		25
Salem, OR	—	433	1,627	735	—	433	2,362	2,795	204	1999	12/12	(o)	40
Yuma, AZ	—	1,118	1,878	—	—	1,118	1,878	2,996	229	1987	12/12		25

Amoco:
Miami, FL	—	969	—	—	—	969	(i)	969	(i)	(i)	05/03		(i)
Sunrise, FL	—	949	—	—	—	949	(i)	949	(i)	(i)	06/03		(i)
Deerfield Beach, FL	—	770	274	26	—	770	300	1,070	71	1980	12/05		40

Amscot:
Tampa, FL	—	1,160	352	—	—	1,160	352	1,512	90	1981	10/05		40
Orlando, FL	—	764	—	891	—	764	891	1,655	211	2006	12/05		40
Orlando, FL	—	664	1,011	—	—	664	983	1,647	230	2006	12/05	(g)	40
Orlando, FL	—	358	—	900	—	358	900	1,258	216	2006	02/06	(g)	40
Orlando, FL	—	546	—	872	—	546	872	1,418	212	2006	02/06	(g)	40
Clearwater, FL	—	456	332	—	—	456	332	788	77	1967	09/06		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Applebee's:
Ballwin, MO	—	1,496	1,404	—	—	1,496	1,404	2,900	493	1995	12/01	40
Cincinnati, OH	—	312	898	—	—	312	898	1,210	161	2,002	08/10	30
Crestview Hills, KY	—	1,069	1,367	—	—	1,069	1,367	2,436	294	1993	08/10	25
Danville, KY	—	641	1,645	—	—	641	1,645	2,286	295	2003	08/10	30
Florence, KY	—	1,075	1,488	—	—	1,075	1,488	2,563	320	1988	08/10	25
Frankfort, KY	—	862	1,610	—	—	862	1,610	2,472	289	1,993	08/10	30
Georgetown, KY	—	809	1,437	—	—	809	1,437	2,246	257	2001	08/10	30
Hilliard, OH	—	808	1,846	—	—	808	1,846	2,654	331	1998	08/10	30
Mason, OH	—	545	941	—	—	545	941	1,486	169	1997	08/10	30
Maysville, KY	—	513	1,387	—	—	513	1,387	1,900	213	2005	08/10	35
Nicholasville, KY	—	454	1,077	—	—	454	1,077	1,531	193	2000	08/10	30
Troy, OH	—	645	862	—	—	645	862	1,507	185	1996	08/10	25
Grove City, OH	—	511	1,415	—	—	511	1,415	1,926	246	1990	10/10	30
Kettering, OH	—	359	1,043	—	—	359	1,043	1,402	155	2005	10/10	35
Mesa, AZ	—	748	1,734	—	—	748	1,734	2,482	301	1998	10/10	30
Mesa, AZ	—	974	1,514	—	—	974	1,514	2,488	263	1992	10/10	30
Mt. Sterling, KY	—	510	1,392	—	—	510	1,392	1,902	207	2000	10/10	35
Phoenix, AZ	—	458	1,099	—	—	458	1,099	1,557	164	2004	10/10	35
Phoenix, AZ	—	781	1,456	—	—	781	1,456	2,237	253	1995	10/10	30
Angola, IN	—	478	1,533	—	—	478	1,533	2,011	64	2002	07/14	35

Arby's:
Colorado Springs, CO	—	206	534	—	—	206	534	740	187	1998	12/01	40
Thomson, GA	—	268	504	—	—	268	504	772	177	1997	12/01	40
Washington Courthouse, OH	—	157	546	—	—	157	546	703	192	1998	12/01	40
Whitmore Lake, MI	—	171	469	—	—	171	469	640	165	1993	12/01	40
Indianapolis, IN	—	456	830	—	—	456	830	1,286	35	2005	07/14	35
Indianapolis, IN	—	285	686	—	—	285	686	971	33	1998	07/14	30
Madison, GA	—	242	697	—	—	242	697	939	24	1985	02/15	25
Muncie, IN	—	400	876	—	—	400	876	1,276	23	1995	03/15	30
Gordonsville, TN	—	408	1,077	—	—	408	1,077	1,485	1	2009	12/15	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
ARCO ampm:
Casa Grande, AZ	—	2,340	1,894	83	—	2,340	1,905	4,245	422	1993	05/08		35
Gilbert, AZ	—	1,317	1,304	85	—	1,166	1,325	2,491	301	1996	05/08		35
Globe, AZ	—	762	2,148	114	—	762	2,180	2,942	494	1998	05/08		35
Mesa, AZ	—	1,332	1,367	92	—	1,156	1,385	2,541	363	1986	05/08		30
Mesa, AZ	—	2,219	2,140	89	—	2,219	2,170	4,389	432	2000	05/08		40
Prescott, AZ	—	1,266	1,261	118	—	1,266	1,294	2,560	302	1997	05/08		35
Scottsdale, AZ	—	1,529	1,373	240	—	1,529	1,451	2,980	364	1999	05/08		35
Sedona, AZ	—	1,281	1,324	107	—	1,281	1,345	2,626	270	2000	05/08		40
Tucson, AZ	—	1,457	1,619	125	—	1,457	1,651	3,108	379	1995	05/08		35
Tucson, AZ	—	1,083	1,599	86	—	1,083	1,620	2,703	366	1992	05/08		35
Tucson, AZ	—	1,105	1,336	111	—	1,105	1,358	2,463	309	1992	05/08		35
Tucson, AZ	—	1,223	1,911	102	—	1,223	1,932	3,155	434	1996	05/08		35
Soldotna, AK	—	180	891	—	—	180	891	1,071	52	1985	07/14		25

Ashley Furniture:
Altamonte Springs, FL	—	2,906	4,877	315	—	2,906	5,192	8,098	2,350	1997	09/97		40
Florissant, MO	—	896	1,057	3,058	—	899	4,113	5,012	635	1996	04/03	(g)	40
Louisville, KY	—	1,667	4,989	—	—	1,667	4,989	6,656	1,346	2005	03/05		40

At Home:
Douglasville, GA	—	1,588	3,916	—	—	1,588	3,916	5,504	693	1987	06/12		20
Humble, TX	—	3,559	5,046	—	—	3,559	5,046	8,605	715	2001	06/12		25
Noblesville, IN	—	1,870	4,241	—	—	1,870	4,241	6,111	751	1995	06/12		20
Sandston, VA	—	1,972	6,599	—	—	1,972	6,599	8,571	935	1996	06/12		25
Greensboro, NC	—	2,121	6,460	—	—	2,121	6,460	8,581	655	1998	12/12		30
Greenville, SC	—	1,892	5,404	—	—	1,892	5,404	7,296	297	1996	08/14		25
Hilliard, OH	—	1,747	4,642	—	—	1,836	4,514	6,350	218	1994	10/14		25
San Antonio, TX	—	3,818	5,922	—	—	3,818	5,922	9,740	107	1999	06/15		30

AT&T:
Cincinnati, OH	—	297	443	347	—	312	775	1,087	249	1999	06/98		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Auto Solution:
Albuquerque, NM	—	1,113	—	1,443	—	1,113	1,443	2,556	374	2005	04/04	(f)	40

Babies R Us:
Arlington, TX	—	831	2,612	—	—	831	2,612	3,443	1,274	1996	06/96		40
Independence, MO	—	1,679	2,302	115	—	1,679	2,417	4,096	837	1996	12/01		40

Bandana's BBQ:
St. Peters, MO	—	318	640	—	—	318	640	958	22	1981	02/15		25

BankUnited:
Orlando, FL	—	257	287	—	—	257	72	329	11	1988	07/92		30

Bar Louie:
Rochester, NY	—	792	1,535	104	—	792	1,639	2,431	328	1995	06/07		40

Barnes & Noble:
Brandon, FL	—	1,476	1,527	—	—	1,476	1,527	3,003	801	1995	08/94	(f)	40
Glendale, CO	—	3,245	2,722	—	—	3,245	2,722	5,967	1,446	1994	09/94		40
Houston, TX	—	3,308	2,396	—	—	3,308	2,396	5,704	1,213	1995	10/94	(f)	40
Plantation, FL	—	3,616	3,498	—	—	3,616	960	4,576	71	1996	05/95	(f)	30
Freehold, NJ (n)	—	2,917	2,261	—	—	2,917	2,261	5,178	1,126	1995	01/96		40
Dayton, OH	—	1,413	3,325	—	—	1,413	3,325	4,738	1,530	1996	05/97		40
Redding, CA	—	497	1,626	—	—	497	1,626	2,123	754	1997	06/97		40
Memphis, TN	—	1,574	2,242	—	—	1,574	2,242	3,816	668	1997	09/97		40
Marlton, NJ	—	2,831	4,319	—	—	2,709	4,319	7,028	1,849	1995	11/98		40

Batteries Plus Bulbs:
Sunrise, FL	—	287	424	41	—	287	465	752	124	1979	05/04		40

Bealls:
Sarasota, FL	—	1,078	1,795	—	—	1,078	1,795	2,873	560	1996	09/97		40

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Beautiful America Dry Cleaners:
Orlando, FL	10	(h)	40	111	—	—	40	111	151	33	2001	02/04		40

Bed Bath & Beyond:
Glen Allen, VA	—		1,184	2,843	179	—	1,184	3,021	4,205	997	1997	06/98		40
Glendale, AZ	—		1,082	—	2,758	—	1,082	2,758	3,840	1,135	1999	12/98	(g)	40
Midland, MI	—		231	—	2,705	—	231	2,705	2,936	617	2006	07/03		40
Colonie, NY	—		3,119	4,130	—	—	3,119	4,130	7,249	189	1967	08/14		30

Bell Carolina (Taco Bell):
Fayetteville, NC	—		149	1,652	—	—	149	1,652	1,801	102	1988	06/14		25
Fayetteville, NC	—		289	1,205	—	—	289	1,205	1,494	62	1998	06/14		30
Fayetteville, NC	—		298	1,989	—	—	298	1,989	2,287	102	2005	06/14		30
Fayetteville, NC	—		607	1,135	—	—	607	1,135	1,742	70	1982	06/14		25
Fayetteville, NC	—		686	1,631	—	—	686	1,631	2,317	101	1992	06/14		25
Fayetteville, NC	—		388	1,552	—	—	388	1,552	1,940	80	1996	06/14		30
Fayetteville, NC	—		497	1,691	—	—	497	1,691	2,188	87	2008	06/14		30
Fayetteville, NC	—		269	1,771	—	—	269	1,771	2,040	109	1993	06/14		25
Fayetteville, NC	—		448	1,334	—	—	448	1,334	1,782	69	1998	06/14		30
Holly Ridge, NC	—		189	1,791	—	—	189	1,791	1,980	79	2012	06/14		35
Hope Mills, NC	—		438	2,138	—	—	438	2,138	2,576	132	1990	06/14		25
Jacksonville, NC	—		577	1,304	—	—	577	1,304	1,881	57	2013	06/14		35
Jacksonville, NC	—		388	2,347	—	—	388	2,347	2,735	103	2007	06/14		35
Jacksonville, NC	—		398	2,069	—	—	398	2,069	2,467	106	1994	06/14		30
Jacksonville, NC	—		428	2,327	—	—	428	2,327	2,755	143	1993	06/14		25
Leland, NC	—		289	1,205	—	—	289	1,205	1,494	53	2008	06/14		35
Lumberton, NC	—		368	2,208	—	—	368	2,208	2,576	113	2003	06/14		30
Midway Park, NC	—		467	2,069	—	—	467	2,069	2,536	128	1993	06/14		25
Pembroke, NC	—		438	1,095	—	—	438	1,095	1,533	56	2008	06/14		30
Saint Pauls, NC	—		419	767	—	—	419	767	1,186	39	2008	06/14		30
Shallotte, NC	—		329	827	—	—	329	827	1,156	36	2011	06/14		35
Spring Lake, NC	—		408	2,009	—	—	408	2,009	2,417	88	2009	06/14		35
Whiteville, NC	—		179	1,315	—	—	179	1,315	1,494	58	2010	06/14		35
Wilmington, NC	—		547	1,423	—	—	547	1,423	1,970	63	2013	06/14		35
Wilmington, NC	—		587	2,277	—	—	587	2,277	2,864	100	2006	06/14		35
Wilmington, NC	—		239	1,463	—	—	239	1,463	1,702	64	2013	06/14		35
Swansboro, NC	—		430	1,359	—	—	430	1,359	1,789	24	2015	04/15		40

Best Buy:
Brandon, FL	—		2,985	2,772	—	—	2,985	2,772	5,757	1,308	1996	02/97		40
Cuyahoga Falls, OH	—		3,709	2,359	—	—	3,709	2,359	6,068	1,094	1970	06/97		40
Rockville, MD	—		6,233	3,419	—	—	6,233	3,419	9,652	1,578	1995	07/97		40
Fairfax, VA	—		3,052	3,218	—	—	3,052	3,218	6,270	1,478	1995	08/97		40
St. Petersburg, FL	—		4,032	2,611	—	—	4,032	2,611	6,643	1,013	1997	09/97		35
North Fayette, PA	—		2,331	2,293	—	—	2,331	2,293	4,624	1,006	1997	06/98		40
Denver, CO	—		8,882	4,373	—	—	8,882	4,373	13,255	1,590	1991	06/01		40
Albuquerque, NM	—		2,157	3,132	—	—	2,157	3,132	5,289	538	1992	09/11		25
Arlington, TX	—		1,372	3,890	—	—	1,372	3,890	5,262	668	1991	09/11		25
Beaumont, TX	—		614	2,177	—	—	614	2,177	2,791	467	1992	09/11		20
Dallas, TX (n)	—		906	—	—	—	906	—	906	(e)	(e)	09/11		(e)
Fort Collins, CO	—		2,054	3,346	—	—	2,054	3,346	5,400	574	1992	09/11		25
Fort Worth, TX	—		687	2,177	—	—	687	2,177	2,864	311	1992	09/11		30
Houston, TX	—		1,409	3,095	—	—	1,409	3,095	4,504	443	1992	09/11		30
Matteson, IL	—		384	2,089	—	—	384	2,089	2,473	448	1992	09/11		20
Nashua, NH	—		1,028	7,052	—	—	1,028	7,052	8,080	1,009	1999	09/11		30
North Attleborough, MA	—		2,761	4,165	—	—	2,761	4,165	6,926	596	1999	09/11		30
Schaumburg, IL	—		3,170	4,784	—	—	3,170	4,784	7,954	1,027	1965	09/11		20
Virginia Beach, VA	—		3,140	4,276	—	—	3,140	4,276	7,416	612	1999	09/11		30

Big Lots:
Dover, NJ	—		1,138	3,238	732	—	1,138	3,970	5,108	1,485	1995	11/98		40

BJ's Wholesale Club:
Orlando, FL	788	(h)	3,270	8,608	365	—	3,274	8,969	12,244	2,673	2001	02/04		40
Fairfax, VA	—		6,792	14,941	—	—	6,792	14,941	21,733	2,137	1992	09/11		30
Hamilton, NJ	—		3,166	29,373	—	—	3,166	29,373	32,539	3,602	2002	09/11		35
Hialeah, FL	—		4,792	14,067	—	—	4,792	14,067	18,859	2,012	2000	09/11		30
Roxbury, NJ	—		3,040	16,168	—	—	3,040	16,168	19,208	2,775	1993	09/11		25
W. Hartford, CT	—		2,846	14,299	—	—	2,846	14,299	17,145	2,046	1996	09/11		30

Blend Frozen Yogurt:
Lapeer, MI	—		63	457	—	—	63	436	499	94	2007	10/05		40

BMW:
Duluth, GA	—		4,434	4,080	6,559	—	4,504	10,639	15,143	2,765	1984	12/01		40

Bob's Discount Furniture:
Merrillville, IN	—		981	—	—	—	981	(e)	981	(e)	(e)	09/15	(m)	(e)

Bombones Sports Bar:
Dallas, TX	—		1,138	1,025	370	—	1,138	1,395	2,533	369	1994	12/01		40

Bonefish:
Mobile, AL	—		801	2,137	—	—	801	2,137	2,938	231	2006	03/12		35
Pensacola, FL	—		734	2,003	—	—	734	2,003	2,737	217	2004	03/12		35

Books-A-Million:
Newark, DE	—		2,394	4,789	—	—	2,366	4,789	7,155	2,517	1994	12/94		40
Bangor, ME	—		1,547	2,487	—	—	1,547	2,487	4,034	1,214	1996	06/96		40

Borough of Abbottstown:
Abbottstown, PA	—		55	200	—	—	55	200	255	50	2000	01/06		40

Boston Market:
Geneva, IL	—		653	601	—	—	669	518	1,187	188	1996	12/01		40
N. Olmsted, OH	—		602	461	—	—	602	389	991	137	1996	12/01		40
Novi, MI	—		836	651	—	—	836	298	1,134	108	1995	12/01		40

BP:
Jeannette, PA	—		79	235	—	—	79	235	314	14	1995	07/14		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Buck's:
St. Louis, MO	—	776	—	3,822	—	776	3,822	4,598	641	2009	12/07	(o)	40
Glendale Heights, IL	—	1,662	—	—	—	1,662	(e)	1,662	(e)	(e)	03/14	(m)	(e)
Omaha, NE	—	2,662	—	—	—	2,662	(e)	2,662	(e)	(e)	05/15	(m)	(e)
Council Bluffs, IA	—	374	2,187	351	—	374	2,538	2,912	40	2015	06/15	(m)	40

Buffalo Wild Wings:
Michigan City, IN	—	163	492	—	—	163	492	655	173	1996	12/01		40

Burger King:
Colonial Heights, VA	—	662	610	—	—	662	610	1,272	214	1997	12/01		40
Clifton Park, NY	—	199	1,639	—	—	199	1,639	1,838	41	2004	02/15		35
Colorado Springs, CO	—	638	1,047	—	—	638	1,047	1,685	37	1978	02/15		25
Durham, NC (n)	—	604	581	—	—	604	581	1,185	17	2005	02/15		30
Durham, NC (n)	—	566	555	—	—	566	555	1,121	16	1998	02/15		30
Farmington, ME	—	461	708	—	—	461	708	1,169	21	1980	02/15		30
Yakima, WA	—	596	1,110	—	—	596	1,110	1,706	32	1979	02/15		30
Fairfield, OH	—	382	1,146	—	—	382	1,146	1,528	26	1984	03/15		35

Burlington Coat Factory:
Lacey, WA	—	2,777	7,082	3,291	—	2,777	10,373	13,150	3,534	1992	02/97		40
Chesterfield, MO	—	2,742	6,469	—	—	2,742	6,469	9,211	74	2015	04/15		40

Buybacks Entertainment:
Lafayette, LA	—	603	1,149	30	—	603	1,179	1,782	292	1999	12/05		40

C&C Gymnastics:
Augusta, GA	—	177	674	—	—	177	674	851	237	1998	12/01		40

Caliber Collision:
Alvin, TX	—	400	712	—	—	400	712	1,112	174	1984	02/11		20
Galveston, TX	—	361	789	—	—	361	789	1,150	192	1965	02/11		20
Houston, TX	—	348	1,731	—	—	348	1,731	2,079	338	1987	02/11		25
Copperas Cove, TX	—	269	1,436	—	—	269	1,436	1,705	162	1972	01/12		35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Killeen, TX	—	408	2,171	—	—	408	2,171	2,579	344	1986	01/12		25
Austin, TX	—	1,071	3,412	—	—	1,071	3,412	4,483	529	1975	02/12		25
Gilbert, AZ	—	474	1,543	—	—	474	1,543	2,017	186	2003	05/12		30
Spring, TX	—	913	2,307	—	—	913	2,307	3,220	272	2006	06/12		30
Tomball, TX	—	414	1,281	—	—	414	1,281	1,695	130	2009	06/12		35
Edmond, OK	—	472	1,437	—	—	472	1,437	1,909	134	1964	03/13		30

Camping World:
Vacaville, CA	—	2,467	6,575	—	—	2,467	6,575	9,042	1,025	2008	07/10		35
North Little Rock, AR	—	1,198	3,348	2,237	—	1,280	5,513	6,793	630	2007	09/10	(o)	35
Strafford, MO	—	1,278	3,694	2,099	—	1,846	5,225	7,071	608	2007	09/10	(o)	35
Avondale, AZ	—	1,976	3,040	3,200	—	1,976	6,239	8,215	649	2009	05/11	(o)	35
Mesa, AZ	—	3,972	2,046	981	—	3,975	3,027	7,002	470	1983	05/11		25
Bowling Green, KY	—	584	2,481	—	—	584	2,481	3,065	316	2007	07/11		35
Council Bluffs, IA	—	2,013	2,806	945	—	2,955	2,806	5,761	357	2008	07/11	(o)	35
Roanoke, VA	—	2,046	5,050	1,517	—	3,563	5,050	8,613	643	2008	07/11	(o)	35
Golden, CO	—	5,516	—	6,544	—	6,446	6,544	12,990	607	2012	10/11	(m)	40
Belleville, MI	—	1,156	2,071	—	—	1,156	2,071	3,227	335	1986	12/11		25
Kissimmee, FL	—	1,578	2,783	—	—	1,578	2,783	4,361	450	1979	12/11		25
La Mirada, CA	—	3,593	911	—	—	3,577	907	4,484	122	1996	12/11		30
Myrtle Beach, SC	—	540	61	—	—	540	61	601	10	1976	12/11		25
Nashville, TN	—	1,155	1,034	5,665	—	3,626	4,235	7,861	431	1985	12/11	(o)	40
Valencia, CA	—	4,788	4,191	—	—	4,766	4,179	8,945	676	1980	12/11		25
Calera, AL	—	1,204	3,075	—	—	1,204	3,075	4,279	333	2008	03/12		35
Jacksonville, FL	—	2,343	2,679	—	—	1,289	2,679	3,968	406	1973	03/12		25
Louisville, TN	—	990	554	1,194	—	990	1,748	2,738	131	1977	03/12	(o)	40
Winter Garden, FL	—	1,173	3,178	—	—	1,173	3,178	4,351	402	1973	03/12		30
Cocoa, FL	—	1,194	1,876	—	—	1,194	1,876	3,070	216	1981	07/12		30
Dover, FL	—	2,431	9,658	3,047	—	5,478	9,658	15,136	726	2013	01/13		35
Grain Valley, MO	—	1,210	2,908	1,709	—	2,533	3,294	5,827	192	2003	09/13	(o)	35
Lubbock, TX	—	775	3,998	—	—	775	3,998	4,773	305	1997	09/13		30
Olive Branch, MS	—	3,163	—	3,836	—	3,163	3,836	6,999	140	2014	11/13	(m)	40
Cedar Falls, IA	—	1,924	3,810	1,426	—	1,924	5,235	7,159	250	2015	03/14	(o)	30
Akron, OH	—	1,221	7,868	—	—	1,221	7,868	9,089	249	1991	03/15		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Anniston, AL	—	3,206	5,328	1,284	—	3,206	6,612	9,818	150	2015	03/15	(o)	30
Richmond, IN	—	1,096	1,424	—	—	1,096	1,424	2,520	38	1998	03/15		30
Marion, NC	—	1,712	5,317	—	—	1,712	5,317	7,029	115	2003	06/15		25
Syracuse, NY	—	1,070	8,573	—	—	1,070	8,573	9,643	155	2001	06/15		30
North Charleston, SC	—	2,444	681	—	—	2,444	681	3,125	12	1985	07/15	(o)	25
Jackson, MS	—	1,690	4,241	—	—	1,690	4,241	5,931	40	2015	08/15		40

Captain D's:
Tupelo, MS	—	360	517	—	—	360	517	877	15	1999	02/15		30
Ft. Worth, TX	—	254	563	—	—	254	563	817	22	1982	03/15		20
Kingsland, GA	—	570	—	843	—	570	843	1,413	(q)	2015	09/15	(q)	(q)
Dothan, AL	—	159	1,075	—	—	159	1,075	1,234	1	1985	12/15		30

Carl's Jr.:
Spokane, WA (n)	—	471	530	—	—	471	530	1,001	186	1996	12/01		40
Chandler, AZ	—	729	644	—	—	729	644	1,373	340	1984	06/05		20
Tucson, AZ	—	681	536	103	—	681	639	1,320	639	1988	06/05		10

Carmike Cinemas:
Fayetteville, NC	—	2,409	—	13,750	—	2,409	13,750	16,159	387	2014	11/13		40
Montgomery, AL	—	1,686	11,156	—	—	1,686	11,156	12,842	360	2014	09/14		40
Albuquerque, NM	—	1,474	—	10,301	—	1,474	10,301	11,775	54	2015	11/14	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
CarQuest:
Abbeville, LA	—	23	148	—	—	23	148	171	37	1970	12/10	20
Abbotsford, WI	—	56	163	—	—	56	163	219	33	1984	12/10	25
Aberdeen, SD (n)	—	71	329	—	—	71	329	400	83	1961	12/10	20
Addison, IL	—	76	314	—	—	76	314	390	63	1971	12/10	25
Alsip, IL	—	57	323	—	—	57	323	380	81	1972	12/10	20
Anaconda, MT	—	35	307	—	—	35	307	342	77	1965	12/10	20
Ann Arbor, MI	—	25	241	—	—	25	241	266	61	1970	12/10	20
Antigo, WI	—	96	294	—	—	96	294	390	49	1998	12/10	30
Appleton, WI (n)	—	85	438	—	—	85	438	523	74	1995	12/10	30
Arden, NC	—	42	281	—	—	42	281	323	57	1989	12/10	25
Baker, MT	—	12	140	—	—	12	140	152	35	1965	12/10	20
Bakersfield, CA	—	77	484	—	—	77	484	561	122	1945	12/10	20
Bangor, ME (n)	—	53	356	—	—	53	356	409	120	1945	12/10	15
Bangor, ME	—	51	339	—	—	51	339	390	68	1985	12/10	25
Bartlett, TN	—	40	293	—	—	40	293	333	59	1989	12/10	25
Bay City, MI	—	14	100	—	—	14	100	114	34	1942	12/10	15
Bay City, MI	—	106	521	—	—	106	521	627	175	1920	12/10	15
Bay City, MI	—	41	282	—	—	41	282	323	57	1989	12/10	25
Bellevue, NE	—	29	142	—	—	29	142	171	36	1965	12/10	20
Bend, OR	—	125	245	—	—	125	245	370	83	1935	12/10	15
Biddeford, ME	—	60	320	—	—	60	320	380	81	1968	12/10	20
Billings, MT	—	31	188	—	—	31	188	219	38	1970	12/10	25
Bismarck, ND	—	25	136	—	—	25	136	161	27	1985	12/10	25
Bozeman, MT	—	28	257	—	—	28	257	285	65	1964	12/10	20
Brunswick, ME	—	41	254	—	—	41	254	295	51	1985	12/10	25
Bucksport, ME	—	19	114	—	—	19	114	133	29	1976	12/10	20
Burlington, NC	—	47	229	—	—	47	229	276	38	1994	12/10	30
Carol Stream, IL	—	103	515	—	—	103	515	618	130	1960	12/10	20
Chicago, IL	—	83	383	—	—	83	383	466	77	1987	12/10	25
Chippewa Falls, WI	—	33	328	—	—	33	328	361	55	1996	12/10	30
Cody, WY (n)	—	146	253	—	—	96	253	349	43	1999	12/10	30
Colstrip, MT	—	39	275	—	—	39	275	314	55	1981	12/10	25
Connersville, IN	—	28	171	—	—	28	171	199	58	1920	12/10	15
Corapolis, PA (n)	—	74	316	—	—	74	316	390	80	1980	12/10	20
Cut Bank, MT	—	9	115	—	—	9	115	124	29	1937	12/10	20
Devils Lake, ND	—	38	276	—	—	38	276	314	46	1999	12/10	30
Dillon, MT	—	24	204	—	—	24	204	228	51	1973	12/10	20
Dodge City, KS (n)	—	43	166	—	—	43	166	209	56	1948	12/10	15
Eau Claire, WI	—	33	204	—	—	33	204	237	51	1956	12/10	20
Elgin, IL	—	88	311	—	—	88	311	399	78	1965	12/10	20
Enterprise, AL	—	25	184	—	—	25	184	209	37	1988	12/10	25
Escanaba, MI	—	40	283	—	—	40	283	323	57	1982	12/10	25
Evansville, IN	—	60	301	—	—	60	301	361	61	1980	12/10	25
Fairbanks, AK	—	292	545	—	—	292	545	837	78	2003	12/10	35
Gainesville, FL (n)	—	47	362	—	—	47	362	409	122	1957	12/10	15
Glasgow, MT	—	48	275	—	—	48	275	323	69	1972	12/10	20
Great Falls, MT	—	17	173	—	—	17	173	190	44	1967	12/10	20
Greenville, OH	—	63	193	—	—	63	193	256	65	1910	12/10	15
Hamilton, MT	—	24	242	—	—	24	242	266	49	1991	12/10	25
Harlem, MT	—	17	116	—	—	17	116	133	23	1983	12/10	25
Hayward, WI	—	57	333	—	—	57	333	390	67	1980	12/10	25
Helena, MT	—	31	282	—	—	31	282	313	57	1987	12/10	25
Houlton, ME	—	38	219	—	—	38	219	257	110	1915	12/10	10
Irving, TX	—	182	208	—	—	182	208	390	52	1984	12/10	20
Kalispell, MT (n)	—	59	645	—	—	59	645	704	108	1998	12/10	30
Kennedale, TX	—	88	283	—	—	88	283	371	71	1959	12/10	20
Lafayette, LA	—	51	357	—	—	51	357	408	60	1996	12/10	30
Laurel, MS	—	74	202	—	—	74	202	276	68	1959	12/10	15
Lewistown, MT	—	19	180	—	—	19	180	199	36	1964	12/10	25
Livingston, MT	—	34	261	—	—	34	261	295	66	1976	12/10	20
Lufkin, TX	—	94	229	—	—	94	229	323	58	1986	12/10	20
Madison, TN	—	78	179	—	—	78	179	257	36	1988	12/10	25
Madison, WI	—	57	409	—	—	57	409	466	82	1973	12/10	25
Malta, MT	—	19	181	—	—	19	181	200	36	1976	12/10	25
Marshfield, WI	—	60	282	—	—	60	282	342	71	1940	12/10	20
Medford, WI	—	37	229	—	—	37	229	266	46	1988	12/10	25
Memphis, TN	—	38	199	—	—	38	199	237	40	1987	12/10	25
Metamora, IL	—	69	292	—	—	69	292	361	49	1996	12/10	30
Midland, MI	—	44	336	—	—	44	336	380	56	1986	12/10	30
Midland, TX	—	36	212	—	—	36	212	248	71	1960	12/10	15
Montello, WI	—	26	173	—	—	26	173	199	29	1997	12/10	30
Muskegon, MI	—	38	257	—	—	38	257	295	43	1990	12/10	30
Neillsville, WI	—	26	145	—	—	26	145	171	29	1979	12/10	25
Nicholasville, KY	—	54	241	—	—	54	241	295	49	1988	12/10	25
Ocala, FL	—	78	416	—	—	78	416	494	140	1971	12/10	15
Olathe, KS	—	78	235	—	—	78	235	313	79	1950	12/10	15
Oshkosh, WI	—	99	224	—	—	99	224	323	38	1999	12/10	30
Overland, MO	—	68	370	—	—	68	370	438	93	1961	12/10	20
Owosso, MI	—	50	264	—	—	50	264	314	53	1986	12/10	25
Pearl, MS	—	43	195	—	—	43	195	238	33	1989	12/10	30
Phillips, WI	—	23	177	—	—	23	177	200	30	1992	12/10	30
Powell, WY	—	37	182	—	—	37	182	219	37	1978	12/10	25
Rhinelander, WI	—	28	115	—	—	28	115	143	29	1958	12/10	20
River Falls, WI	—	42	234	—	—	42	234	276	59	1976	12/10	20
Riverton, WY	—	99	300	—	—	99	300	399	61	1978	12/10	25
Rockford, IL	—	61	376	—	—	61	376	437	76	1962	12/10	25
Roundup, MT	—	23	205	—	—	23	205	228	52	1972	12/10	20
Schofield, WI	—	41	425	—	—	41	425	466	107	1968	12/10	20
Sheboygan, WI	—	77	370	—	—	77	370	447	53	2007	12/10	35
Shelby, MT	—	20	208	—	—	20	208	228	52	1976	12/10	20
Shelbyville, KY	—	52	224	—	—	52	224	276	45	1982	12/10	25
Sidney, MT (n)	—	42	395	—	—	42	395	437	100	1962	12/10	20
Spartanburg, SC	—	53	252	—	—	53	252	305	51	1972	12/10	25
Spokane, WA	—	66	201	—	—	66	201	267	51	1965	12/10	20
Spokane, WA	—	93	373	—	—	93	373	466	94	1972	12/10	20
St. Peter, MN	—	17	259	—	—	17	259	276	43	1999	12/10	30
Stayton, OR	—	88	312	—	—	88	312	400	52	1994	12/10	30
Stevens Point, WI (n)	—	61	405	—	—	61	405	466	82	1975	12/10	25
Sulphur, LA	—	31	216	—	—	31	216	247	55	1984	12/10	20
Thornton, CO	—	414	536	—	—	414	536	950	90	1996	12/10	30
Troy, AL	—	15	52	—	—	15	52	67	17	1966	12/10	15

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Wasilla, AK	—	227	504	—	—	227	504	731	73	2002	12/10	35
Wausau, WI	—	52	300	—	—	52	300	352	60	1989	12/10	25
Wautoma, WI	—	18	106	—	—	18	106	124	27	1959	12/10	20
Waynesboro, MS	—	15	71	—	—	15	71	86	24	1962	12/10	15
West Columbia, SC	—	41	159	—	—	41	159	200	40	1962	12/10	20
West Memphis, AR	—	58	294	—	—	58	294	352	59	1987	12/10	25
Whitefish, MT	—	30	227	—	—	30	227	257	38	1993	12/10	30
Williston, ND	—	35	297	—	—	35	297	332	50	1999	12/10	30
Windom, MN	—	5	137	—	—	5	137	142	35	1950	12/10	20
Wisconsin Rapids, WI	—	41	215	—	—	41	215	256	54	1975	12/10	20
Yakima, WA	—	50	321	—	—	50	321	371	81	1965	12/10	20
Aurora, IL	—	641	226	—	—	641	226	867	55	1971	02/11	20
Benton Harbor, MI	—	207	160	—	—	207	160	367	39	1978	02/11	20
Caro, MI	—	85	132	—	—	85	132	217	64	1941	02/11	10
Eagle River, WI	—	99	52	—	—	99	52	151	13	1978	02/11	20
Essexville, MI	—	113	113	—	—	113	113	226	28	1974	02/11	20
Lexington, KY	—	85	226	—	—	85	226	311	37	1991	02/11	30
Mt. Pleasant, MI	—	85	207	—	—	85	207	292	40	1984	02/11	25
Saginaw, MI	—	179	75	—	—	179	75	254	37	1955	02/11	10
Warrenton, VA	—	123	66	—	—	123	66	189	32	1939	02/11	10
Billings, MT	—	66	291	—	—	66	291	357	52	1994	07/11	25
Mobile, AL	—	75	197	—	—	75	197	272	44	1975	07/11	20
New Castle, IN	—	113	19	—	—	113	19	132	3	1991	07/11	25
Spokane, WA	—	75	56	—	—	75	56	131	13	1955	07/11	20
Chicago, IL	—	90	239	—	—	90	239	329	66	1949	11/11	15
Missoula, MT	—	99	367	—	—	99	367	466	76	1965	11/11	20
Sheridan, WY	—	198	385	—	—	198	385	583	79	1980	11/11	20
Sauk Centre, MN	—	64	85	—	—	64	85	149	14	1958	11/11	25
Watford City, ND	—	31	124	—	—	31	124	155	20	1974	11/11	25
Fairmont, MN	—	98	166	—	—	98	166	264	33	1978	01/12	20
Sycamore, IL	—	49	476	—	—	49	476	525	94	1924	01/12	20
Worland, WY	—	48	193	—	—	48	193	241	36	1949	04/12	20
Anchorage, AK	—	315	92	—	—	315	92	407	16	1971	06/12	20
Havre, MT	—	29	305	—	—	29	305	334	54	1964	06/12	20
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Orchard Park, NY	—	353	—	725	—	267	725	992	40	2013	05/13	(m)	40
Morrisville, NC	—	127	332	—	—	127	332	459	35	1992	05/13		25
Salt Lake City, UT	—	571	697	—	—	571	697	1,268	92	1951	05/13		20
San Antonio, TX	—	137	361	—	—	137	361	498	47	1980	05/13		20
San Antonio, TX	—	87	719	—	—	87	719	806	75	1973	05/13		25
Jackson, MS	—	253	—	604	—	253	604	857	31	2013	06/13	(m)	40
Crestview, FL	—	158	463	—	—	158	463	621	35	2003	09/13		30
Depew, NY	—	309	—	821	—	309	821	1,130	33	2014	10/13	(m)	40
Sherman, TX	—	183	—	657	—	183	657	840	31	2005	01/14	(o)	35

Carrabba's:
Canton, MI	—	685	1,687	—	—	685	1,687	2,372	213	2002	03/12		30
Cape Coral, FL	—	645	2,965	—	—	645	2,965	3,610	321	2005	03/12		35
Dallas, TX	—	672	1,078	—	—	672	1,078	1,750	136	2000	03/12		30
Gainesville, FL	—	922	1,944	—	—	922	1,944	2,866	246	2001	03/12		30
Jacksonville, FL	—	1,140	1,428	—	—	1,140	1,428	2,568	180	2001	03/12		30
Mason, OH	—	653	2,267	—	—	653	2,267	2,920	287	2000	03/12		30
Maumee, OH	—	525	2,684	—	—	525	2,684	3,209	339	2002	03/12		30
Mobile, AL	—	633	1,909	—	—	633	1,909	2,542	241	2001	03/12		30
Pensacola, FL	—	734	1,854	—	—	734	1,854	2,588	201	2003	03/12		35
Waldorf, MD	—	1,473	2,199	—	—	1,473	2,199	3,672	238	2007	03/12		35

Carvers:
Centerville, OH	—	851	1,059	—	—	851	1,059	1,910	372	1986	12/01		40

Chair King:
Grapevine, TX	—	1,018	2,067	273	—	1,018	2,340	3,358	936	1998	06/98		40

Champps:
Irving, TX	—	1,760	1,724	—	—	1,760	1,724	3,484	605	2000	12/01		40

Charleston Auto Auction:
Moncks Corner, SC	—	1,628	5,911	—	—	1,628	5,911	7,539	57	2000	09/15	(o)	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Cheddar's Cafe:
Baytown, TX	—	858	2,251	—	—	858	2,251	3,109	284	2010	12/10		40
West Monroe, LA	—	907	2,301	—	—	907	2,301	3,208	285	2010	01/11		40
Selma, TX	—	1,446	—	2,439	—	1,446	2,439	3,885	262	2011	03/11	(m)	40
Jonesboro, AR	—	1,206	—	2,459	—	1,206	2,459	3,665	254	2011	05/11	(m)	40
Hattiesburg, MS	—	1,203	—	—	—	1,196	(i)	1,196	(i)	(i)	11/11		(i)
Pleasant Prairie, WI	—	1,310	—	2,779	—	1,310	2,779	4,089	153	2013	04/13	(m)	40
Liberty, MO	—	1,313	—	3,140	—	1,313	3,140	4,453	154	2014	07/13	(m)	40

Chick-Fil-A:
Ankeny, IA	—	662	—	—	—	662	(i)	662	(i)	(i)	06/05		(i)

Chili's:
Camden, SC	—	627	1,888	—	—	627	1,888	2,515	486	2005	09/05		40
Milledgeville, GA	—	516	1,997	—	—	516	1,997	2,513	514	2005	09/05		40
Sumter, SC	—	800	1,717	—	—	800	1,717	2,517	431	2004	12/05		40
Hinesville, GA	—	921	1,898	—	—	921	1,898	2,819	421	2006	02/07		40
Albany, GA	—	615	—	1,984	—	615	1,984	2,599	407	2007	06/07	(m)	40
Statesboro, GA	—	703	—	1,888	—	703	1,888	2,591	383	2007	06/07	(m)	40
Florence, SC	—	889	1,715	—	—	889	1,715	2,604	366	2007	06/07		40
Valdosta, GA	—	716	—	1,871	—	716	1,871	2,587	376	2007	07/07	(m)	40
Tifton, GA	—	454	1,550	—	—	454	1,550	2,004	279	2008	06/08		40
Evans, GA	—	700	—	1,511	—	685	1,511	2,196	260	2009	10/08	(m)	40
Jefferson City, MO	—	305	898	—	—	305	898	1,203	155	2003	12/09		35
Merriam, KS	—	853	981	—	—	853	981	1,834	198	1998	12/09		30
Wichita, KS	—	420	623	—	—	420	623	1,043	126	1995	12/09		30
Hutchinson, KS	—	456	1,794	—	—	456	1,794	2,250	172	2004	02/13		30
Lexington, SC	—	630	1,620	—	—	630	1,620	2,250	133	2008	02/13		35

China 1:
Cohoes, NY	—	16	87	6	—	16	93	109	28	1994	09/04		40

China Wok:
Carlisle, PA	—	90	107	—	—	90	107	197	25	1988	01/06		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Chipotle:
Florissant, MO	—	50	59	170	—	50	228	278	35	2013	04/03	(g)	40

Chuck E. Cheese's:
Mobile, AL	—	340	951	—	—	340	951	1,291	196	1981	11/11		20
Antioch, TN	—	459	1,738	—	—	459	1,738	2,197	169	1982	07/14		15
Huntsville, AL	—	382	1,182	—	—	382	1,182	1,564	86	1960	07/14		20
Saginaw, MI	—	489	1,203	—	—	489	1,203	1,692	88	1981	07/14		20
Albuquerque, NM	—	794	2,126	—	—	794	2,126	2,920	84	2003	08/14		35
Alexandria, LA	—	872	3,291	—	—	872	3,291	4,163	181	1983	08/14		25
Alpharetta, GA	—	2,027	1,743	—	—	2,027	1,743	3,770	80	2001	08/14		30
Atlanta, GA	—	1,313	1,656	—	—	1,313	1,656	2,969	91	1982	08/14		25
Austin, TX	—	852	4,024	—	—	852	4,024	4,876	184	2001	08/14		30
Batavia, IL	—	1,214	2,664	—	—	1,214	2,664	3,878	122	1999	08/14		30
Birmingham, AL	—	627	3,662	—	—	627	3,662	4,289	201	1982	08/14		25
Columbia, SC	—	509	2,655	—	—	509	2,655	3,164	122	1983	08/14		30
Conroe, TX	—	793	3,388	—	—	793	3,388	4,181	155	2001	08/14		30
Cordova, TN	—	1,195	3,055	—	—	1,195	3,055	4,250	140	2002	08/14		30
Denton, TX	—	833	1,245	—	—	833	1,245	2,078	49	2003	08/14		35
El Centro, CA	—	470	2,811	—	—	470	2,811	3,281	110	2005	08/14		35
Englewood, CO	—	911	3,056	—	—	911	3,056	3,967	140	1970	08/14		30
Foothill Ranch, CA	—	1,088	1,391	—	—	1,088	1,391	2,479	64	2003	08/14		30
Ft. Wayne, IN	—	686	3,232	—	—	686	3,232	3,918	148	1985	08/14		30
Garland, TX	—	1,224	2,302	—	—	1,224	2,302	3,526	90	2006	08/14		35
Grand Prairie, TX	—	1,380	4,983	—	—	1,380	4,983	6,363	228	2001	08/14		30
Grapevine, TX	—	1,303	2,135	—	—	1,303	2,135	3,438	98	2002	08/14		30
Greenville, SC	—	764	3,554	—	—	764	3,554	4,318	195	1983	08/14		25
Hickory, NC	—	647	1,686	—	—	647	1,686	2,333	66	2002	08/14		35
Hickory, NC	—	960	3,388	—	—	960	3,388	4,348	133	2002	08/14		35
Jacksonville, FL	—	1,038	4,220	—	—	1,038	4,220	5,258	232	1981	08/14		25
Katy, TX	—	960	4,171	—	—	960	4,171	5,131	191	2002	08/14		30
Kennesaw, GA	—	1,332	3,818	—	—	1,332	3,818	5,150	175	1999	08/14		30
Killeen, TX	—	832	4,876	—	—	832	4,876	5,708	192	2004	08/14		35
Lake Charles, LA	—	853	1,539	—	—	853	1,539	2,392	71	2001	08/14		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Littleton, CO	—	1,234	4,288	—	—	1,234	4,288	5,522	197	1994	08/14		30
Longview, TX	—	314	1,931	—	—	314	1,931	2,245	76	2004	08/14		35
Madison, WI	—	999	1,989	—	—	999	1,989	2,988	109	1982	08/14		25
Miamisburg, OH	—	607	4,416	—	—	607	4,416	5,023	243	1986	08/14		25
Midland, TX	—	588	2,537	—	—	588	2,537	3,125	116	2000	08/14		30
N. Richland Hills, TX	—	588	4,064	—	—	588	4,064	4,652	223	1982	08/14		25
Norcross, GA	—	1,077	2,703	—	—	1,077	2,703	3,780	149	1982	08/14		25
North Charleston, SC	—	1,449	3,319	—	—	1,449	3,319	4,768	152	2003	08/14		30
Oklahoma City, OK	—	499	3,203	—	—	499	3,203	3,702	176	1982	08/14		25
Olathe, KS	—	843	736	—	—	843	736	1,579	34	2002	08/14		30
Racine, WI	—	765	834	—	—	765	834	1,599	38	2000	08/14		30
Roanoke, TX	—	617	4,787	—	—	617	4,787	5,404	263	1983	08/14		25
San Antonio, TX	—	793	4,670	—	—	793	4,670	5,463	257	1990	08/14		25
San Antonio, TX	—	1,371	2,703	—	—	1,371	2,703	4,074	124	2001	08/14		30
Savannah, GA	—	1,469	2,634	—	—	1,469	2,634	4,103	145	1982	08/14		25
Sharonville, OH	—	696	1,597	—	—	696	1,597	2,293	88	1982	08/14		25
Sterling Heights, MI	—	725	2,322	—	—	725	2,322	3,047	106	1994	08/14		30
Sugarland, TX	—	1,107	3,134	—	—	1,107	3,134	4,241	144	2002	08/14		30
Topeka, KS	—	373	619	—	—	373	619	992	28	1990	08/14		30
Virginia Beach, VA	—	1,018	3,848	—	—	1,018	3,848	4,866	212	1984	08/14		25
Wichita Falls, TX	—	323	3,105	—	—	323	3,105	3,428	171	1982	08/14		25
Wichita, KS	—	862	2,850	—	—	862	2,850	3,712	131	1991	08/14		30
Yuma, AZ	—	471	668	—	—	471	668	1,139	26	2004	08/14		35

Chuy's:
Cincinnati, OH	—	1,165	1,322	—	—	1,165	1,322	2,487	105	1996	05/13		30

Cinemark:
Draper, UT	—	1,523	—	4,487	—	1,523	4,487	6,010	519	2011	08/10	(m)	40
Fort Worth, TX	—	2,140	—	7,660	—	2,140	7,660	9,800	678	2012	08/11	(o)	40
Cincinnati, OH	—	1,334	—	10,206	—	1,334	10,206	11,540	606	2013	09/12	(m)	40
McCandless, PA	—	3,094	—	6,389	—	3,094	6,389	9,483	206	2014	09/13	(m)	40
Marina, CA	—	15	—	5,614	—	15	5,614	5,629	29	2015	08/14	(m)	40
Altoona, IA	—	1,161	—	—	—	1,161	(e)	1,161	(e)	(e)	01/15	(m)	(e)

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Claim Jumper:
Roseville, CA	—		1,557	2,014	—	—	1,557	2,014	3,571	707	2000	12/01		40
Tempe, AZ	—		2,531	2,921	—	—	2,531	2,921	5,452	1,025	2000	12/01		40

Clairton Mini Mart:
Clairton, PA	—		215	701	—	—	215	701	916	279	1986	01/06		25

Coastal Bend Skates:
Aransas Pass, TX	—		90	1,241	245	—	89	1,485	1,574	541	1983	03/99		40

Continental Rental:
Lapeer, MI	—		88	633	—	—	88	603	691	130	2007	10/05		40

Cool Crest:
Independence, MO	—		1,838	1,534	75	—	1,838	1,609	3,447	338	1988	05/07		40

CORA Rehabilitation Clinics:
Orlando, FL	21	(h)	80	221	—	—	80	221	301	66	2001	02/04		40

CTD Outdoor Adventures:
Fort Worth, TX	—		1,652	2,018	—	—	1,652	2,018	3,670	549	2000	02/05		40

CVS:
Lafayette, LA	—		968	—	—	—	968	(c)	968	(c)	1995	01/96		(c)
Fort Lauderdale, FL	—		3,165	3,319	190	—	3,165	3,509	6,674	1,384	1995	02/96		33
Midwest City, OK	—		673	1,103	—	—	673	1,103	1,776	547	1996	03/96		40
Pantego, TX	—		1,016	1,449	—	—	1,016	1,449	2,465	672	1997	06/97		40
Arlington, TX	—		2,079	—	1,397	—	2,079	1,397	3,476	607	1998	11/97	(g)	40
Leavenworth, KS	—		726	—	1,331	—	726	1,331	2,057	584	1998	11/97	(g)	40
Lewisville, TX	—		789	—	1,335	—	789	1,335	2,124	577	1998	04/98	(g)	40
Forest Hill, TX	—		692	—	1,175	—	692	1,175	1,867	510	1998	04/98	(g)	40
Garland, TX	—		1,477	—	1,400	—	1,477	1,400	2,877	599	1998	06/98	(g)	40
Oklahoma City, OK	—		1,581	—	1,471	—	1,581	1,471	3,052	624	1999	08/98	(g)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Dallas, TX	—	2,618	—	2,571	—	2,618	2,571	5,189	785	2003	06/99	(g)	40
Gladstone, MO	—	1,851	—	1,740	—	1,851	1,740	3,591	669	2000	12/99	(g)	40

Dairy Queen:
Lubbock, TX	—	313	450	—	—	313	450	763	26	1981	02/15		15

Dave & Buster's:
Hilliard, OH	—	934	4,689	—	—	934	4,689	5,623	1,070	1998	11/06		40
Tulsa, OK	—	1,862	—	2,105	—	1,862	2,105	3,967	366	2009	04/08	(m)	40
Wauwatosa, WI	—	5,694	—	5,638	—	5,694	5,638	11,332	816	2010	12/08	(m)	40
Orlando, FL	—	8,114	—	4,224	—	8,114	4,224	12,338	471	2011	06/10	(m)	40
Oklahoma City, OK	—	3,156	—	4,870	—	3,156	4,870	8,026	482	2012	02/11	(m)	40
Dallas, TX	—	5,052	—	8,808	—	5,052	8,808	13,860	670	2012	03/12	(m)	40
Livonia, MI	—	2,116	—	7,758	—	2,116	7,758	9,874	396	2013	04/13	(m)	40
Euless, TX	—	2,592	—	7,463	—	2,592	7,463	10,055	117	2015	08/14	(m)	40

DaVita Dialysis:
Columbus, OH	—	527	1,426	—	—	527	1,426	1,953	69	2000	07/14		30

Del Frisco's:
Fort Worth, TX	—	351	5,874	—	—	351	5,874	6,225	1,456	1890	01/11		20
Greenwood Village, CO	—	1,863	5,649	—	—	1,863	5,649	7,512	1,401	1979	01/11		20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Denny's:
Clifton, CO	—	245	732	375	—	245	1,107	1,352	309	1998	12/01		40
Columbus, TX	—	428	817	—	—	428	817	1,245	287	1997	12/01		40
Alexandria, VA	—	604	196	—	—	604	196	800	91	1981	09/06		20
Amarillo, TX	—	590	632	—	—	590	632	1,222	294	1982	09/06		20
Arlington Heights, IL	—	470	228	—	—	470	228	698	106	1977	09/06		20
Austintown, OH	—	466	397	—	—	466	397	863	185	1980	09/06		20
Boardman Township, OH	—	497	258	—	—	497	258	755	120	1977	09/06		20
Campbell, CA	—	460	238	—	—	460	238	698	111	1976	09/06		20
Carson, CA	—	1,246	157	—	—	1,246	157	1,403	73	1975	09/06		20
Chehalis, WA	—	415	287	—	—	415	287	702	133	1977	09/06		20
Chubbuck, ID	—	350	394	—	—	344	394	738	183	1983	09/06		20
Clackamas, OR	—	468	407	—	—	468	407	875	189	1993	09/06		20
Collinsville, IL	—	676	283	—	—	676	283	959	131	1979	09/06		20
Colorado Springs, CO	—	321	377	—	—	321	377	698	175	1984	09/06		20
Colorado Springs, CO	—	585	390	—	—	585	390	975	181	1978	09/06		20
Corpus Christi, TX (n)	—	345	776	300	—	345	1,076	1,421	473	1980	09/06		20
Dallas, TX	—	497	150	—	—	497	150	647	70	1979	09/06		20
Enfield, CT	—	684	229	—	—	684	229	913	106	1976	09/06		20
Fairfax, VA	—	768	683	—	—	768	683	1,451	317	1979	09/06		20
Federal Way, WA	—	543	193	—	—	543	193	736	90	1977	09/06		20
Florissant, MO	—	443	238	—	—	443	238	681	111	1977	09/06		20
Fort Worth, TX	—	392	314	—	—	392	314	706	146	1974	09/06		20
Hermitage, PA	—	321	420	—	—	321	420	741	195	1980	09/06		20
Houston, TX	—	504	348	—	—	504	348	852	162	1976	09/06		20
Indianapolis, IN	—	231	511	—	—	231	511	742	237	1974	09/06		20
Indianapolis, IN	—	310	590	—	—	310	590	900	274	1981	09/06		20
Indianapolis, IN	—	358	767	—	—	358	767	1,125	356	1978	09/06		20
Indianapolis, IN	—	326	511	—	—	326	511	837	238	1978	09/06		20
Kernersville, NC	—	407	557	—	—	407	557	964	259	2000	09/06		20
Lafayette, IN	—	424	773	—	—	416	773	1,189	359	1978	09/06		20
Laurel, MD	—	528	379	—	—	528	379	907	176	1976	09/06		20
Little Rock, AR	—	703	180	—	—	703	180	883	83	1979	09/06		20
Maplewood, MN	—	630	271	—	—	630	271	901	126	1983	09/06		20
Merriville, IN	—	368	813	—	—	368	813	1,181	378	1976	09/06		20
N. Miami, FL	—	855	151	—	—	855	151	1,006	70	1977	09/06		20
Nampa, ID	—	357	729	—	—	357	729	1,086	339	1979	09/06		20
North Richland Hills, TX	—	500	130	—	—	500	130	630	60	1970	09/06		20
Omaha, NE	—	496	314	—	—	496	314	810	146	1994	09/06		20
Pompano Beach, FL	—	436	394	—	—	436	394	830	183	1976	09/06		20
Portland, OR	—	764	161	—	—	764	161	925	75	1977	09/06		20
Provo, UT	—	519	216	—	—	519	216	735	100	1978	09/06		20
Pueblo, CO	—	475	302	—	—	475	302	777	140	1980	09/06		20
Raleigh, NC	—	1,094	482	—	—	1,094	482	1,576	224	1984	09/06		20
St. Louis, MO	—	520	266	—	—	520	266	786	123	1973	09/06		20
Sugarland, TX	—	315	334	—	—	315	334	649	155	1997	09/06		20
Tacoma, WA	—	580	201	—	—	575	201	776	93	1984	09/06		20
Tucson, AZ	—	922	290	—	—	922	290	1,212	135	1979	09/06		20
Wethersfield, CT	—	884	176	—	—	884	176	1,060	82	1978	09/06		20
Worcester, MA	—	383	493	—	—	383	493	876	229	1978	09/06		20
Boise, ID	—	514	477	—	—	514	477	991	216	1983	12/06		20
St. Louis, MO	—	635	303	—	—	635	303	938	136	1980	01/07		20
Virginia Gardens, FL	—	793	133	—	—	793	133	926	59	1977	01/07		20
Akron, OH	—	308	1,062	—	—	308	1,062	1,370	90	1992	06/13		30
Moab, UT	—	395	1,432	—	—	395	1,432	1,827	42	2000	02/15		30

Diamond Communication:
Lapeer, MI	—	37	264	—	—	37	251	288	54	2007	10/05		40

Dickey's Barbeque Pit:
Medina, OH	—	405	464	104	—	405	568	973	176	1996	12/01		40

Dick's Sporting Goods:
Taylor, MI	—	1,920	3,527	—	—	1,920	3,527	5,447	1,701	1996	08/96		40
White Marsh, MD	—	2,681	3,917	—	—	2,681	3,917	6,598	1,889	1996	08/96		40

Dollar General:
San Antonio, TX	—	441	784	—	—	441	196	637	13	1993	12/93		30
Memphis, TN	—	266	1,136	46	—	266	1,182	1,448	479	1998	12/97		40
High Springs, FL	—	409	—	1,072	—	432	1,072	1,504	137	2010	07/10	(m)	40
Inverness, FL	—	459	—	1,046	—	471	1,046	1,517	130	2011	08/10	(m)	40
Cocoa, FL	—	385	—	935	—	406	935	1,341	120	2010	08/10	(m)	40
Palm Bay, FL	—	355	—	1,011	—	365	1,011	1,376	127	2010	08/10	(m)	40
Deland, FL	—	585	—	958	—	585	958	1,543	117	2010	11/10	(m)	40
Seffner, FL	—	673	—	1,223	—	655	1,223	1,878	149	2011	12/10	(m)	40
Hernando, FL	—	372	—	970	—	372	970	1,342	114	2011	01/11	(m)	40
Titusville, FL	—	512	—	1,002	—	512	1,002	1,514	110	2011	04/11	(m)	40
Bunnlevel, NC	—	106	—	737	—	106	737	843	77	2011	08/11	(m)	40
Disputanta, VA	—	170	—	720	—	170	720	890	77	2011	09/11	(o)	40
Lumberton, NC	—	115	—	902	—	115	902	1,017	89	2012	10/11	(m)	40
Newport News, VA	—	363	—	967	—	363	967	1,330	100	2011	10/11	(m)	40
Cumberland, VA	—	317	—	1,147	—	317	1,147	1,464	109	2012	12/11	(m)	40
Aberdeen, NC	—	156	—	821	—	156	821	977	76	2012	01/12	(m)	40
Richmond, VA	—	144	—	863	—	144	863	1,007	75	2012	02/12	(m)	40
Danville, VA	—	155	—	864	—	155	864	1,019	78	2012	03/12	(m)	40
Cascade, VA	—	139	—	806	—	139	806	945	71	2012	03/12	(m)	40
Sanford, NC	—	147	—	834	—	147	834	981	70	2012	04/12	(m)	40
Leland, NC	—	245	—	892	—	245	892	1,137	72	2012	06/12	(m)	40
Sanford, NC	—	206	—	829	—	206	829	1,035	66	2012	07/12	(m)	40
Richmond, VA	—	305	—	902	—	305	902	1,207	70	2012	08/12	(m)	40
Stead, NV	—	234	—	1,464	—	234	1,464	1,698	111	2012	08/12	(m)	40
Martinsville, VA	—	165	—	831	—	165	831	996	63	2012	09/12	(m)	40
Yerington, NV	—	313	—	1,170	—	313	1,170	1,483	87	2013	09/12	(m)	40
Ridgeway, VA	—	271	—	935	—	271	935	1,206	65	2013	11/12	(m)	40
Hawthorne, NV	—	210	1,069	—	—	210	1,069	1,279	81	2012	12/12		40
Sun Valley, NV	—	439	—	1,438	—	439	1,438	1,877	94	2013	01/13	(m)	40
Norfolk, VA	—	455	—	929	—	455	929	1,384	59	2013	03/13	(m)	40
Suffolk, VA	—	186	—	958	—	186	958	1,144	61	2013	03/13	(m)	40
Suffolk, VA	—	128	—	1,010	—	128	1,010	1,138	60	2013	04/13	(m)	40
Irving, NY	—	210	—	961	—	210	961	1,171	53	2013	06/13	(m)	40
Oakfield, NY	—	257	—	1,108	—	271	1,108	1,379	47	2014	10/13	(m)	40
Holland, NY	—	176	—	1,103	—	176	1,103	1,279	40	2014	12/13	(m)	40
Jeffersonville, IN	—	115	960	—	—	115	960	1,075	51	2010	02/14		35
LaFayette, LA	—	157	378	—	—	157	378	535	22	2002	07/14		25
Youngsville, LA	—	98	370	—	—	98	370	468	22	2002	07/14		25

Dollar Tree:
Garland, TX	—	239	626	—	—	239	626	865	227	1994	02/94		40
Homestead, PA	—	1,139	—	240	—	1,379	(e)	1,379	(e)	(e)	02/97	(g)	(e)
Copperas Cove, TX	—	242	512	194	—	242	706	948	290	1972	11/98		40
Marietta, GA	—	525	—	787	—	524	787	1,311	23	1997	12/14	(o)	30

Don Tello's Tex-Mex Grill:
Lithonia, GA	—	923	1,276	27	—	923	1,303	2,226	274	2002	06/07		40

Dr. Clean Dry Cleaners:
Monticello, NY	—	20	72	—	—	20	72	92	19	1996	03/05		40

Eagle Tax Center:
Hollywood, FL	—	203	46	19	—	124	—	124	—	1960	12/05		15

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Ecotech Institute:
Aurora, CO	—	5,076	13,874	5,663	—	5,041	19,537	24,578	3,790	1986	04/07		40
Austin, TX	—	2,291	1,770	4,999	—	2,291	6,769	9,060	655	1996	12/11		35

El Jalapeno:
Indianapolis, IN	—	223	483	79	—	223	562	785	243	1979	09/06		20

Empire Buffet:
Las Cruces, NM	—	947	—	2,303	—	947	2,303	3,250	519	2006	01/06	(m)	40

Encore at Crosswoods:
Columbus, OH	—	1,032	1,107	—	—	1,032	1,107	2,139	389	1998	12/01		40

Express Mart:
Thomasville, NC	—	140	228	—	—	140	228	368	17	1962	07/14		20

Express Oil Change:
Birmingham, AL	—	470	695	—	—	470	695	1,165	135	2008	02/08	(f)	40
Florence, AL	—	110	381	—	—	110	381	491	100	1987	02/08		30
Helena, AL	—	363	628	—	—	363	628	991	124	1998	02/08		40
Muscle Shoals, AL	—	168	624	—	—	168	624	792	164	1985	02/08		30
Opelika, AL	—	547	680	—	—	547	680	1,227	134	2006	02/08		40
Cordova, TN	—	639	785	—	—	639	785	1,424	138	2000	12/08		40
Horn Lake, MS	—	326	611	—	—	326	611	937	123	1998	12/08		35
Lakeland, TN	—	186	489	—	—	186	489	675	86	2000	12/08		40
Memphis, TN	—	402	721	—	—	402	721	1,123	127	2001	12/08		40
Houston, TX	—	651	—	648	—	543	648	1,191	56	2012	02/12	(m)	40
Katy, TX	—	539	—	830	—	539	829	1,368	63	2012	07/12	(m)	40
Chattanooga, TN	—	224	173	—	—	224	173	397	19	2001	10/12		30
Chattanooga, TN	—	239	1,214	—	—	239	1,214	1,453	130	1998	10/12		30
Chattanooga, TN	—	238	1,756	—	—	238	1,756	1,994	188	1998	10/12		30
Cleveland, TN	—	318	1,064	—	—	318	1,064	1,382	98	2004	10/12		35
Fort Oglethorpe, GA	—	241	331	—	—	241	331	572	30	2003	10/12		35
Marietta, GA	—	618	30	—	—	618	30	648	3	1988	12/12		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Smyrna, GA	—	295	1,092	—	—	295	1,092	1,387	133	1984	12/12		25
Missouri City, TX	—	606	—	860	—	606	860	1,466	33	2014	01/14	(m)	40
Houston, TX	—	550	—	983	—	550	983	1,533	22	2014	05/14		40
Boaz, AL	—	205	368	—	—	205	368	573	13	1995	01/15		25
Gadsden, AL	—	116	690	—	—	116	690	806	21	1999	01/15		30
Rainbow City, AL	—	164	653	—	—	164	653	817	24	1992	01/15		25
Seffner, FL	—	155	593	—	—	155	593	748	14	2008	02/15		35
Fayetteville, TN	—	117	860	—	—	117	860	977	20	1998	04/15		30
Huntsville, AL	—	292	526	—	—	292	526	818	12	1995	04/15		30
Huntsville, AL	—	214	710	—	—	214	710	924	20	1995	04/15		25
Madison, AL	—	319	1,006	—	—	319	1,006	1,325	24	1992	04/15		30

Fallas Paredes:
Arlington, TX	—	318	1,680	242	—	318	1,923	2,241	880	1996	06/96		38

Family Dollar:
Albany, NY	—	34	824	—	—	34	824	858	233	1992	09/04		40
Cohoes, NY	—	140	753	49	—	140	802	942	242	1994	09/04		40
Hudson Falls, NY	—	51	380	625	—	187	869	1,056	138	1993	09/04		40
Monticello, NY	—	96	352	—	—	96	352	448	95	1996	03/05		40
Richmond, TX	—	366	1,059	—	—	366	1,059	1,425	57	2012	02/14		35
Spring, TX	—	199	1,152	—	—	199	1,152	1,351	62	2012	02/14		35
Bartlesville, OK	—	110	445	—	—	110	445	555	26	2001	07/14		25
Huntsville, AL	—	141	596	—	—	141	596	737	29	2005	07/14		30
Tulsa, OK	—	70	519	—	—	70	519	589	30	2001	07/14		25

Famous Footwear:
Lapeer, MI	—	163	835	—	—	163	812	975	170	2007	10/05		40

Famsa:
Harlingen, TX	—	317	756	170	—	317	926	1,243	326	1999	11/98	(f)	40

Fantastic Sams:
Eden Prairie, MN	—	65	181	81	—	65	261	326	89	1997	12/01		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Ferguson:
Destin, FL	—	554	1,012	253	—	554	1,265	1,819	270	2006	03/07	40
Union City, GA	—	144	1,260	—	—	144	1,260	1,404	167	2010	05/11	35

Fikes Wholesale:
Belton, TX	—	722	1,814	—	—	722	1,814	2,536	227	2007	08/11	35
Godley, TX	—	1,453	2,084	—	—	1,453	2,084	3,537	260	2008	08/11	35
Killeen, TX	—	1,302	2,514	—	—	1,302	2,514	3,816	314	2008	08/11	35
Killeen, TX	—	1,053	833	—	—	1,053	833	1,886	104	2007	08/11	35
McGregor, TX	—	511	1,484	—	—	511	1,484	1,995	186	2006	08/11	35
Thorndale, TX	—	331	984	—	—	331	984	1,315	123	2007	08/11	35
Valley Mills, TX	—	711	2,114	—	—	711	2,114	2,825	264	2006	08/11	35
West, TX	—	402	864	—	—	402	864	1,266	126	1999	08/11	30
Gladewater, TX	—	145	2,107	—	—	145	2,107	2,252	78	2007	09/14	35
Hearne, TX	—	68	2,184	—	—	68	2,184	2,252	94	1996	09/14	30
Jarrell, TX	—	541	2,965	—	—	541	2,965	3,506	109	2009	09/14	35
Killeen, TX	—	628	2,878	—	—	628	2,878	3,506	106	2013	09/14	35
Liberty Hill, TX	—	203	3,303	—	—	203	3,303	3,506	122	2013	09/14	35
Rosebud, TX	—	58	1,847	—	—	58	1,847	1,905	68	2012	09/14	35
Temple, TX (n)	—	1,052	3,302	—	—	1,052	3,302	4,354	122	2012	09/14	35
Waco, TX	—	1,400	2,106	—	—	1,400	2,106	3,506	91	1997	09/14	30
Claude, TX	—	193	3,728	—	—	193	3,728	3,921	4	2013	12/15	35
Covington, TX	—	164	2,512	—	—	164	2,512	2,676	3	2001	12/15	30
Hamilton, TX	—	97	2,175	—	—	97	2,175	2,272	4	1987	12/15	25
Lott, TX	—	135	3,236	—	—	135	3,236	3,371	4	2013	12/15	35
Salado, TX	—	715	3,206	—	—	715	3,206	3,921	4	2014	12/15	35
Temple, TX	—	77	2,291	—	—	77	2,291	2,368	3	2012	12/15	35
Vernon, TX	—	154	5,850	—	—	154	5,850	6,004	6	2015	12/15	40

First Cash Pawn:
Alice, TX	—	318	578	—	—	318	578	896	203	1995	12/01	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Five Below:
Florissant, MO	—	249	294	849	—	250	1,142	1,392	176	1996	04/03	(g)	40

Five Guys Burgers and Fries:
Middleburg Heights, OH	—	497	260	250	—	497	510	1,007	169	1976	09/06		20

Flash Markets:
Lebanon, TN	—	582	—	2,063	—	582	2,063	2,645	406	2007	03/07	(m)	40

Fleming's:
Akron, OH	—	475	3,140	—	—	475	3,140	3,615	340	2005	03/12		35

Floor & Decor:
Knoxville, TN	—	2,364	—	—	—	2,364	(e)	2,364	(e)	(e)	09/15	(m)	(e)

Food 4 Less:
Chula Vista, CA	—	3,569	—	—	—	3,569	(c)	3,569	(c)	1995	11/98		(c)

Food Fast:
Bossier City, LA	—	883	658	—	—	883	658	1,541	375	1975	06/07		15
Brownsboro, TX	—	328	385	—	—	328	385	713	110	1990	06/07		30
Flint, TX	—	272	411	—	—	272	411	683	140	1985	06/07		25
Forney, TX	—	473	654	—	—	473	654	1,127	186	1990	06/07		30
Forney, TX	—	545	707	—	—	545	707	1,252	201	1989	06/07		30
Gun Barrel City, TX	—	242	467	—	—	242	467	709	160	1988	06/07		25
Gun Barrel City, TX	—	270	386	—	—	270	386	656	132	1986	06/07		25
Jacksonville, TX	—	660	632	—	—	660	632	1,292	360	1976	06/07		15
Kemp, TX	—	581	505	—	—	581	505	1,086	173	1986	06/07		25
Longview, TX	—	426	382	—	—	426	382	808	130	1984	06/07		25
Longview, TX	—	271	431	—	—	271	431	702	123	1990	06/07		30
Longview, TX	—	252	304	—	—	252	304	556	104	1983	06/07		25
Longview, TX	—	403	572	—	—	403	572	975	195	1985	06/07		25
Longview, TX	—	360	535	—	—	360	535	895	183	1983	06/07		25
Mabank, TX	—	229	494	—	—	229	494	723	169	1986	06/07		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Mt. Vernon, TX	—	292	666	2,800	—	292	2,800	3,092	190	2013	06/07	(m)	40
Tyler, TX	—	488	831	—	—	488	831	1,319	355	1980	06/07		20
Tyler, TX	—	742	546	—	—	742	546	1,288	187	1985	06/07		25
Tyler, TX	—	542	403	—	—	481	403	884	138	1984	06/07		25
Tyler, TX	—	316	545	—	—	316	545	861	155	1989	06/07		30
Tyler, TX	—	188	329	—	—	188	329	517	112	1984	06/07		25
Tyler, TX	—	323	283	—	—	323	283	606	121	1978	06/07		20

Fort Ticonderoga:
Ticonderoga, NY	—	89	689	60	—	89	749	838	202	1993	09/04		40

Fresenius Medical Care:
Houston, TX	—	422	1,915	518	—	422	2,434	2,856	566	1995	08/06		40
Rockford, MI	—	226	1,404	—	—	226	1,404	1,630	68	2002	07/14		30

Fresh Market:
Gainesville, FL	—	317	1,248	656	—	317	1,904	2,221	525	1982	03/99		40

Frisch's Big Boy:
Batavia, OH	—	319	2,637	—	—	319	2,637	2,956	33	1995	08/15		30
Bethel, OH	—	242	2,512	—	—	242	2,512	2,754	38	1982	08/15		25
Burlington, KY	—	589	2,357	—	—	589	2,357	2,946	29	1995	08/15		30
Cincinnati, OH	—	319	2,753	—	—	319	2,753	3,072	34	2007	08/15		30
Cincinnati, OH	—	290	3,100	—	—	290	3,100	3,390	47	1985	08/15		25
Cincinnati, OH	—	300	1,952	—	—	300	1,952	2,252	29	1990	08/15		25
Cincinnati, OH	—	782	1,961	—	—	782	1,961	2,743	29	1973	08/15		25
Cincinnati, OH	—	754	1,044	—	—	754	1,044	1,798	13	1997	08/15		30
Cincinnati, OH	—	541	1,981	—	—	541	1,981	2,522	30	1964	08/15		25
Cincinnati, OH	—	657	1,874	—	—	657	1,874	2,531	28	1986	08/15		25
Cincinnati, OH	—	734	1,768	—	—	734	1,768	2,502	27	1991	08/15		25
Cincinnati, OH	—	445	929	—	—	445	929	1,374	12	2005	08/15		30
Cincinnati, OH	—	387	1,865	—	—	387	1,865	2,252	23	1996	08/15		30
Cincinnati, OH	—	183	3,283	—	—	183	3,283	3,466	49	1980	08/15		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Cincinnati, OH	—	329	1,672	—	—	329	1,672	2,001	25	1988	08/15	25
Cincinnati, OH	—	271	939	—	—	271	939	1,210	14	1994	08/15	25
Cincinnati, OH	—	638	1,845	—	—	638	1,845	2,483	28	1993	08/15	25
Cincinnati, OH	—	976	1,806	—	—	976	1,806	2,782	19	2011	08/15	35
Cincinnati, OH	—	695	2,173	—	—	695	2,173	2,868	27	1982	08/15	30
Cincinnati, OH	—	435	3,457	—	—	435	3,457	3,892	52	1970	08/15	25
Cold Spring, KY	—	763	2,144	—	—	763	2,144	2,907	27	1993	08/15	30
Covington, KY	—	522	2,444	—	—	522	2,444	2,966	31	1991	08/15	30
Dayton, OH	—	464	2,029	—	—	464	2,029	2,493	25	1988	08/15	30
Dayton, OH	—	589	1,662	—	—	589	1,662	2,251	21	2006	08/15	30
Dayton, OH	—	407	349	—	—	407	349	756	4	2010	08/15	35
Dayton, OH	—	445	1,276	—	—	445	1,276	1,721	14	2008	08/15	35
Dayton, OH	—	261	1,392	—	—	261	1,392	1,653	21	1985	08/15	25
Dayton, OH	—	348	1,633	—	—	348	1,633	1,981	25	1990	08/15	25
Eaton, OH	—	319	1,267	—	—	319	1,267	1,586	19	1992	08/15	25
Englewood, OH	—	348	1,846	—	—	348	1,846	2,194	28	1976	08/15	25
Erlanger, KY	—	425	1,740	—	—	425	1,740	2,165	26	1991	08/15	25
Fairborn, OH	—	348	1,305	—	—	348	1,305	1,653	16	1989	08/15	30
Fairfield, OH	—	580	1,556	—	—	580	1,556	2,136	23	1976	08/15	25
Florence, KY	—	850	1,971	—	—	850	1,971	2,821	25	2001	08/15	30
Florence, KY	—	860	1,903	—	—	860	1,903	2,763	29	1986	08/15	25
Fort Mitchell, KY	—	792	3,051	—	—	792	3,051	3,843	38	1988	08/15	30
Franklin, OH	—	406	1,749	—	—	406	1,749	2,155	26	1977	08/15	25
Franklin, OH	—	415	2,425	—	—	415	2,425	2,840	30	1987	08/15	30
Gahanna, OH	—	389	165	—	—	389	165	554	2	1994	08/15	30
Greensburg, IN	—	464	1,575	—	—	464	1,575	2,039	20	1990	08/15	30
Grove City, OH	—	406	1,846	—	—	406	1,846	2,252	23	1993	08/15	30
Groveport, OH	—	145	1,084	—	—	145	1,084	1,229	14	1992	08/15	30
Hamilton, OH	—	310	1,045	—	—	310	1,045	1,355	16	1968	08/15	25
Hamilton, OH	—	560	1,894	—	—	560	1,894	2,454	24	2009	08/15	30
Harrison, OH	—	338	2,685	—	—	338	2,685	3,023	34	1989	08/15	30
Heath, OH	—	939	348	—	—	939	348	1,287	4	2011	08/15	35
Hillsboro, OH	—	502	2,926	—	—	502	2,926	3,428	44	1980	08/15	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Independence, KY	—	657	1,816	—	—	657	1,816	2,473	23	2009	08/15	30
Lancaster, OH	—	570	1,604	—	—	570	1,604	2,174	20	1992	08/15	30
Lawrenceburg, IN	—	550	3,071	—	—	550	3,071	3,621	33	2010	08/15	35
Lebanon, OH	—	560	2,550	—	—	560	2,550	3,110	32	2006	08/15	30
Lexington, KY	—	734	1,382	—	—	734	1,382	2,116	15	2013	08/15	35
Lexington, KY	—	647	2,289	—	—	647	2,289	2,936	34	1976	08/15	25
Louisville, KY	—	628	1,691	—	—	628	1,691	2,319	21	1990	08/15	30
Louisville, KY	—	891	97	—	—	891	97	988	1	1994	08/15	30
Loveland, OH	—	184	1,740	—	—	184	1,740	1,924	22	1990	08/15	30
Loveland, OH	—	241	2,666	—	—	241	2,666	2,907	40	1980	08/15	25
Marysville, OH	—	281	823	—	—	281	823	1,104	10	1993	08/15	30
Mason, OH	—	531	1,981	—	—	531	1,981	2,512	30	1987	08/15	25
Maysville, KY	—	454	3,119	—	—	454	3,119	3,573	47	1992	08/15	25
Miamisburg, OH	—	551	1,701	—	—	551	1,701	2,252	26	1970	08/15	25
Middletown, OH	—	823	310	—	—	823	310	1,133	3	2013	08/15	35
Middletown, OH	—	155	1,952	—	—	155	1,952	2,107	29	1966	08/15	25
Milford, OH	—	309	1,942	—	—	309	1,942	2,251	29	1960	08/15	25
New Albany, IN	—	493	1,238	—	—	493	1,238	1,731	15	1995	08/15	30
Shepherdsville, KY	—	793	1,092	—	—	793	1,092	1,885	14	2009	08/15	30
Springfield, OH	—	560	1,691	—	—	560	1,691	2,251	21	2007	08/15	30
Tipp City, OH	—	503	919	—	—	503	919	1,422	11	1996	08/15	30
Troy, OH	—	445	1,807	—	—	445	1,807	2,252	23	1987	08/15	30
Urbana, OH	—	252	1,142	—	—	252	1,142	1,394	17	1991	08/15	25
Washington, OH	—	300	1,672	—	—	300	1,672	1,972	21	1990	08/15	30
Wilmington, OH	—	377	2,502	—	—	377	2,502	2,879	38	1973	08/15	25
Winchester, KY	—	348	1,325	—	—	348	1,325	1,673	17	2008	08/15	30
Xenia, OH	—	261	2,299	—	—	261	2,299	2,560	29	1986	08/15	30

Fuel Up:
Chambersburg, PA	—	76	197	—	—	76	197	273	102	1990	08/05	20

Fuel-On:
Bloomsburg, PA	—	541	146	—	—	541	146	687	76	1967	08/05	20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Dallas, PA	—	677	1,091	—	—	677	1,091	1,768	566	1995	08/05		20
Emporium, PA	—	380	569	—	—	380	569	949	295	1996	08/05		20
Johnsonburg, PA	—	781	504	—	—	781	504	1,285	261	1978	08/05		20
Kane, PA	—	478	592	—	—	356	—	356	—	1984	08/05		20
Luzerne, PA	—	171	415	—	—	171	415	586	215	1989	08/05		20
Ridgway, PA	—	382	259	—	—	382	259	641	134	1975	08/05		20
St. Mary's, PA	—	274	261	—	—	274	261	535	135	1979	08/05		20
White Haven, PA (n)	—	486	867	—	—	486	867	1,353	450	1990	08/05		20
Carlisle, PA	—	170	202	—	—	170	202	372	53	1988	01/06		40
Danville, PA	—	180	359	—	—	180	359	539	89	1988	01/06		40
Houtzdale, PA	—	541	500	—	—	356	—	356	—	1977	01/06		15
Minersville, PA	—	680	582	—	—	680	582	1,262	145	1974	01/06		40
Pittsburgh, PA	—	905	1,346	—	—	905	1,346	2,251	335	1967	01/06		40
Zelienople, PA	—	160	437	—	—	160	437	597	109	1988	01/06		40

Fuji Japanese Steakhouse:
Farmington, NM	—	2,757	—	730	—	2,757	730	3,487	139	2003	12/07	(o)	40

Furniture Bank:
Columbus, OH	—	1,596	934	23	—	1,605	949	2,554	261	1970	11/04	(o)	40

Furr's Family Dining:
Moore, OK	—	939	—	2,429	—	939	2,429	3,368	499	2007	03/07	(m)	40
Arlington, TX	—	1,061	—	1,594	—	1,061	1,594	2,655	208	2010	04/10	(m)	40
McAllen, TX	—	520	1,700	—	—	520	1,700	2,220	229	2004	12/11		30

Gander Mountain:
Florence, AL	—	1,034	—	4,315	—	851	4,315	5,166	355	2012	06/04	(m)	40
Amarillo, TX	—	1,514	5,781	—	—	1,514	5,781	7,295	1,608	2004	11/04		40
DeForest, WI	—	2,798	10,953	2,500	—	2,787	13,413	16,200	1,921	2008	09/10		35
Springfield, IL	—	1,717	7,622	—	—	1,717	7,622	9,339	1,152	2009	09/10		35
Onalaska, WI	—	1,963	—	6,817	—	1,733	6,817	8,550	802	2011	10/10	(m)	40
Ocala, FL	—	3,315	8,908	—	—	3,315	8,908	12,223	1,326	2008	10/10		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Bowling Green, KY	—	1,777	7,319	—	—	1,777	7,319	9,096	932	2007	07/11		35
Eau Claire, WI	—	2,263	8,418	—	—	2,263	8,418	10,681	1,072	2008	07/11		35
Roanoke, VA	—	1,769	8,120	—	—	1,769	8,120	9,889	1,034	2008	07/11		35
Greenfield, IN	—	878	—	6,166	—	878	6,166	7,044	251	2014	12/13	(m)	40
Lakeville, MN	—	3,243	11,191	—	—	3,243	11,191	14,434	295	2003	03/15		30
Chesterfield, MO	—	3,424	—	7,537	—	3,424	7,537	10,961	24	2015	06/15	(m)	40

Gate Petroleum:
Concord, NC	—	852	1,201	—	—	852	1,201	2,053	316	2001	06/05		40
Rocky Mount, NC	—	259	1,164	—	—	259	1,164	1,423	307	2000	06/05		40

Gerber Collision:
Garner, NC	—	352	1,056	—	—	352	1,056	1,408	147	1972	03/13		20
Estero, FL	—	839	—	2,135	—	839	2,135	2,974	7	2015	10/14	(m)	40
Woodstock, GA	—	328	1,291	—	—	328	1,291	1,619	48	1990	11/14		30
Roswell, GA	—	958	—	1,919	—	961	1,919	2,880	64	2015	12/14	(m)	35
Tucson, AZ	—	330	1,746	—	—	330	1,746	2,076	48	2008	01/15		35
Tucson, AZ	—	242	1,518	—	—	242	1,518	1,760	49	2002	01/15		30

Golden Corral:
Lake Placid, FL	—	115	305	54	—	115	359	474	309	1985	05/85		35
Tampa, FL	—	1,188	1,339	—	—	1,188	1,339	2,527	470	1998	12/01		40
Temple Terrace, FL	—	1,330	1,391	—	—	1,330	1,391	2,721	488	1997	12/01		40
Davenport, IA	—	923	2,122	—	—	923	2,122	3,045	53	1998	02/15		35
Orange Park, FL	—	1,074	1,794	—	—	1,074	1,794	2,868	52	1995	02/15		30
Pensacola, FL	—	1,344	3,212	—	—	1,344	3,212	4,556	80	1999	02/15		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Goodwill:
Sealy, TX	—	612	675	644	—	612	1,319	1,931	354	1982	03/99		40
Fort Worth, TX	—	988	2,368	32	—	988	2,401	3,389	645	1997	02/05		40

Goodyear Truck & Tire:
Anthony, TX	—	(l)	1,242	6	—	(l)	1,248	1,248	263	2007	02/07		40
Beaverdam, OH	—	(l)	1,521	—	—	(l)	1,521	1,521	328	2004	05/07		40
Benton, AR	—	(l)	309	—	—	(l)	309	309	65	2001	05/07		40
Bowman, SC	—	(l)	969	—	—	(l)	969	969	239	1998	05/07		35
Dalton, GA	—	(l)	1,541	—	—	(l)	1,541	1,541	332	2004	05/07		40
Dandridge, TN	—	(l)	1,030	—	—	(l)	1,030	1,030	254	1989	05/07		35
Franklin, OH	—	(l)	563	—	—	(l)	563	563	139	1998	05/07		35
Gary, IN	—	(l)	1,486	—	—	(l)	1,486	1,486	320	2004	05/07		40
Georgetown, KY	—	(l)	679	—	—	(l)	679	679	195	1997	05/07		30
Mebane, NC	—	(l)	561	—	—	(l)	561	561	138	1998	05/07		35
Piedmont, SC	—	(l)	567	—	—	(l)	567	567	140	1999	05/07		35
Port Wentworth, GA	—	(l)	552	—	—	(l)	552	552	136	1998	05/07		35
Valdosta, GA	—	(l)	1,477	—	—	(l)	1,477	1,477	318	2004	05/07		40
Temple, GA	—	(l)	1,065	—	—	(l)	1,065	1,065	216	2007	06/07		40
Whiteland, IN	—	(l)	1,471	—	—	(l)	1,471	1,471	311	2004	07/07		40
Des Moines, IA	—	(l)	816	—	—	(l)	816	816	173	1987	07/07		40
Robinson, TX	—	(l)	1,183	—	—	(l)	1,183	1,183	240	2007	07/07		40
Kearney, MO	—	(l)	1,269	—	—	(l)	1,269	1,269	268	2003	07/07		40
Oklahoma City, OK	—	(l)	1,247	—	—	(l)	1,247	1,247	245	2008	08/07		40
Amarillo, TX	—	(l)	1,158	—	—	(l)	1,158	1,158	218	2008	02/08		40
Jackson, MS	—	(l)	1,281	—	—	(l)	1,281	1,281	239	2008	03/08		40
Glendale, KY	—	(l)	1,066	—	—	(l)	1,066	1,066	192	2008	07/08		40
Lebanon, TN	—	(l)	1,331	—	—	(l)	1,331	1,331	234	2008	08/08		40
Laredo, TX	—	(l)	1,238	—	—	(l)	1,238	1,238	210	2009	11/08	(j)	40
Midland, TX	—	(l)	1,148	—	—	(l)	1,148	1,148	157	2010	04/10	(j)	40
Tuscaloosa, AL	—	(l)	1,002	—	—	(l)	1,002	1,002	126	2010	08/10	(j)	40
Kenly, NC	—	(l)	1,066	—	—	(l)	1,066	1,066	130	2011	11/10	(j)	40
Matthews, MO	—	(l)	1,042	50	—	(l)	1,092	1,092	123	2011	01/11	(j)	40
Baytown, TX	—	(l)	—	1,375	—	(l)	1,375	1,375	150	2011	05/11	(j)	40
Sunbury, OH	—	(l)	—	1,424	—	(l)	1,424	1,424	144	2011	06/11	(j)	40
Greenwood, LA	—	(l)	—	1,291	—	(l)	1,291	1,291	133	2011	06/11	(j)	40
Joplin, MO	—	(l)	—	1,168	—	(l)	1,168	1,168	120	2011	06/11	(j)	40
Winslow, AZ	—	(l)	—	1,613	—	(l)	1,613	1,613	156	2012	09/11	(j)	40
Gulfport, MS	—	(l)	—	1,377	—	(l)	1,377	1,377	128	2012	11/11	(j)	40
Sulphur Springs, TX	—	(l)	—	1,283	—	(l)	1,283	1,283	116	2012	12/11	(j)	40
Walcott, IA	—	(l)	—	1,632	—	(l)	1,632	1,632	5	2015	07/15	(j)	40

Gordmans:
Avon, IN	—	1,302	—	4,178	—	1,302	4,178	5,480	361	2012	12/11	(m)	40
Wyoming, MI	—	1,322	—	4,447	—	1,322	4,447	5,769	162	2014	10/13	(m)	40
Saginaw, MI	—	763	—	4,088	—	763	4,088	4,851	149	2014	02/14	(m)	40

Great Clips:
Swansea, IL	—	46	132	157	—	46	290	336	37	1997	12/01	(g)	40
Lapeer, MI	—	27	194	—	—	27	184	211	40	2007	10/05		40

Green Light Convenience:
Moosic, PA	—	323	309	—	—	323	309	632	160	1980	08/05		20

Guitar Center:
Roseville, MN	—	1,599	1,419	23	—	1,599	1,442	3,041	358	1994	08/06		40

H&R Block:
Swansea, IL	—	46	132	69	—	46	201	247	93	1997	12/01		40
Bristol, VA	—	63	184	—	—	63	184	247	11	2000	07/14		25

Hancock Fabrics:
Buford, GA	—	751	1,979	336	—	751	2,315	3,066	592	2003	07/04	(g)	40

Harbor Freight Tools:
Federal Way, WA	—	2,037	1,662	438	—	2,037	2,100	4,137	833	1994	06/98		40
Gastonia, NC	—	994	1,513	146	—	994	1,659	2,653	436	2004	12/04		40
Plainfield, IN	—	503	—	1,633	—	503	1,633	2,136	48	1972	12/14	(o)	30

Hardee's:
Savannah, TN (n)	—	151	713	—	—	151	713	864	31	1988	02/15		20
Warrenton, NC (n)	—	143	633	—	—	143	633	776	18	1960	02/15		30

Harvey's Bar & Grill:
Bay City, MI	—	647	634	—	—	647	634	1,281	223	1997	12/01		40

Hastings:
Nacogdoches, TX	—	397	1,257	—	—	397	1,257	1,654	538	1997	11/98		40

Havertys Furniture:
Pensacola, FL	—	633	1,595	66	—	603	1,661	2,264	784	1994	06/96		40
Bowie, MD	—	1,966	4,221	—	—	1,966	4,221	6,187	1,804	1997	12/97		39

Health Source Chiropractic:
Houston, TX	—	112	509	302	—	112	811	923	152	1995	08/06		40

Healthy Pet:
Suwanee, GA	—	175	1,038	—	—	175	1,038	1,213	235	1997	12/06		40
Colonial Heights, VA	—	160	746	—	—	160	746	906	167	1996	01/07		40

Hear USA:
Lapeer, MI	—	29	211	—	—	29	201	230	43	2007	10/05		40

Hibbett Sports:
Sealy, TX	—	208	230	278	—	208	508	716	102	1982	03/99	(g)	40

Hobby Lobby:
Beavercreek, OH	—	1,837	—	3,000	—	1,837	3,000	4,837	3	2015	08/15	(m)	40

Hollywood Feed:
Ridgeland, MS	—	343	411	362	—	343	773	1,116	155	1997	08/06		40

Home Decor:
Memphis, TN	—	549	540	364	—	549	904	1,453	365	1998	12/97		40

Home Depot:
Sunrise, FL	—	5,149	—	—	—	5,149	(i)	5,149	(i)	(i)	05/03		(i)

HomeGoods:
Fairfax, VA	—	523	756	1,585	—	971	2,341	3,312	876	1995	12/95		40

Hometown Urgent Care:
Warren, OH	—	562	468	100	—	562	568	1,130	177	1997	12/01		40

Hooters:
Tampa, FL	—	784	505	450	—	784	955	1,739	179	1993	12/01		40

Humana:
Sunrise, FL	—	800	253	—	—	800	253	1,053	73	1984	05/04		40

Hurricane Grill and Wings:
Chandler, AZ	—	655	791	57	—	655	849	1,504	276	1997	12/01		40

Hy-Vee:
St. Joseph, MO	—	1,580	2,849	—	—	1,580	2,849	4,429	947	1991	09/02		40

Insurance Auto Auctions:
New Orleans, LA	—	1,445	—	4,123	—	1,445	3,987	5,432	305	1993	06/13	(o)	30
E Dundee, IL	—	2,772	—	8,320	—	2,772	8,320	11,092	208	2014	01/14	(m)	40
Bergen, NY	—	762	—	—	—	762	(e)	762	(e)	(e)	08/15	(m)	(e)

Int'l House of Pancakes:
Midwest City, OK	—	407	—	—	—	407	(i)	407	(i)	(i)	11/00		(i)
Ankeny, IA	—	693	515	—	—	693	515	1,208	181	2002	06/05		30

ISD Renal:
Corpus Christi, TX	—	406	4,036	—	—	406	4,036	4,442	544	1978	12/11		30
Kendallville, IN	—	66	2,748	—	—	66	2,748	2,814	317	2007	12/11		35
Memphis, TN	—	180	3,223	—	—	180	3,223	3,403	434	2002	12/11		30
Memphis, TN	—	283	4,146	—	—	283	4,146	4,429	558	2001	12/11		30

J & J Insurance:
Hollywood, FL	—	195	44	18	—	119	—	119	—	1960	12/05		15

Jack in the Box:
Plano, TX	—	1,055	1,237	—	—	1,055	1,237	2,292	326	2001	06/05		40

Jack's:
Blounstville, AL	—	435	1,543	—	—	435	1,543	1,978	11	1997	10/15		30
Centre, AL	—	128	2,648	—	—	128	2,648	2,776	16	2006	10/15		35
Collinsville, AL	—	119	1,968	—	—	119	1,968	2,087	16	1994	10/15		25
Demopolis, AL	—	208	1,514	—	—	208	1,514	1,722	9	2007	10/15		35
Geraldine, AL	—	119	2,125	—	—	119	2,125	2,244	15	1998	10/15		30
Guin, AL	—	89	1,652	—	—	89	1,652	1,741	11	1999	10/15		30
Hanceville, AL	—	544	1,779	—	—	544	1,779	2,323	12	2002	10/15		30
Holly Pond, AL	—	119	2,056	—	—	119	2,056	2,175	14	2000	10/15		30
Jasper, AL	—	247	2,549	—	—	247	2,549	2,796	21	1983	10/15		25
Ohatchee, AL	—	119	1,938	—	—	119	1,938	2,057	13	1995	10/15		30
Scottsboro, AL	—	247	1,494	—	—	247	1,494	1,741	9	2006	10/15		35

Jared Jewelers:
Phoenix, AZ	—	(l)	1,242	—	—	(l)	310	310	10	1998	12/01		30
Richmond, VA	—	955	1,336	—	—	955	1,336	2,291	469	1998	12/01		40
Brandon, FL	—	1,197	1,182	—	—	1,197	1,182	2,379	403	2001	05/02		40
Lithonia, GA	—	1,271	1,216	—	—	1,271	1,216	2,487	415	2001	05/02		40
Houston, TX	—	1,676	1,440	—	—	1,676	1,440	3,116	469	1999	12/02		40
Oviedo, FL	—	1,328	1,500	—	—	1,328	868	2,196	8	1998	12/01		30

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Jazzercise Fitness Center:
Orlando, FL	9	(h)	37	101	—	—	37	101	138	30	2001	02/04		40

Jiffy Lube:
Auburn, MA	—		455	856	—	—	455	856	1,311	36	1988	07/14		35
Ayer, MA	—		326	792	—	—	326	792	1,118	39	1989	07/14		30
Barrington, IL	—		371	612	—	—	371	612	983	30	1986	07/14		30
Berwyn, IL	—		359	709	—	—	359	709	1,068	30	1985	07/14		35
Bolingbrook, IL	—		185	562	—	—	185	562	747	27	1986	07/14		30
Burbank, IL	—		156	418	—	—	156	418	574	30	1986	07/14		20
Plattsburgh, NY	—		127	421	—	—	127	421	548	25	1993	07/14		25
Romeoville, IL	—		158	557	—	—	158	557	715	27	1988	07/14		30
Worcester, MA	—		287	827	—	—	287	827	1,114	34	1988	07/14		35

Jin's Asian Cafe:
Sealy, TX	—		67	74	—	—	67	74	141	32	1982	03/99		40

Jo-Ann etc:
Corpus Christi, TX	—		818	896	71	—	818	967	1,785	505	1967	11/93		40
St. Peters, MO	—		1,741	5,406	1,233	—	1,741	6,639	8,380	1,588	2005	06/05	(g)	40

Johnny Carino's:
Lubbock, TX	—		1,007	1,206	—	—	1,007	1,206	2,213	423	1995	12/01		40

Kangaroo Express:
Carthage, NC	—		485	354	—	—	485	354	839	83	1989	08/06		40
Sanford, NC	—		666	661	—	—	666	661	1,327	155	2000	08/06		40
Sanford, NC	—		1,638	1,371	—	—	1,638	1,371	3,009	321	2003	08/06		40
Siler City, NC	—		586	645	—	—	586	645	1,231	151	1998	08/06		40
West End, NC	—		426	516	—	—	397	516	913	121	1999	08/06		40
Belleview, FL	—		471	1,451	—	—	471	1,451	1,922	340	2006	08/06		40
Jacksonville, FL	—		683	1,362	—	—	683	1,362	2,045	319	1969	08/06		40
Jacksonville, FL	—		807	1,239	—	—	807	1,239	2,046	290	1975	08/06		40
Destin, FL	—		1,366	1,192	—	—	1,366	1,192	2,558	277	2000	09/06		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Niceville, FL (n)	—	1,434	1,124	—	—	1,434	1,124	2,558	261	2000	09/06		40
Kill Devil Hills, NC	—	490	741	—	—	490	741	1,231	171	1995	10/06		40
Kill Devil Hills, NC	—	679	552	—	—	679	552	1,231	127	1990	10/06		40
Interlachen, FL	—	519	1,500	—	—	519	1,500	2,019	292	2007	10/06		40
Clarksville, TN	—	521	710	—	—	521	710	1,231	160	1999	12/06		40
Clarksville, TN	—	276	955	—	—	276	955	1,231	216	1999	12/06		40
Gallatin, TN	—	474	757	—	—	474	757	1,231	171	1999	12/06		40
Midland City, AL	—	729	2,538	—	—	729	2,538	3,267	574	2006	12/06		40
Naples, FL	—	3,195	1,403	—	—	2,985	1,403	4,388	317	2001	12/06		40
Oxford, MS	—	440	1,097	—	—	440	1,097	1,537	248	1998	12/06		40
Columbiana, AL	—	771	989	—	—	771	989	1,760	221	1982	01/07		40
Naples, FL	—	3,162	1,597	—	—	3,162	1,597	4,759	354	1995	02/07		40
Longs, SC	—	745	758	—	—	745	758	1,503	167	2001	03/07		40
Kentwood, LA	—	985	891	—	—	985	891	1,876	196	2001	03/07		40
Dothan, AL	—	774	1,886	—	—	774	1,886	2,660	415	2007	03/07		40
Naples, FL	—	2,412	1,589	—	—	2,412	1,589	4,001	343	2000	05/07		40
Cary, NC	—	1,314	2,125	—	—	1,314	2,125	3,439	445	2007	08/07		40
Havelock, NC	—	170	681	—	—	170	681	851	33	1962	07/14		30
Statesville, NC	—	249	653	—	—	249	653	902	27	1960	07/14		35

KARM Home Store:
Knoxville, TN	—	467	735	—	—	467	735	1,202	312	1999	01/98	(f)	40

Kash n' Karry:
Seffner, FL	—	322	1,222	—	—	322	1,222	1,544	373	1983	03/99		40

Keg Steakhouse:
Lynnwood, WA	—	1,256	649	—	—	1,256	649	1,905	228	1992	12/01		40

KFC:
Fenton, MO	—	307	496	—	—	307	496	803	354	1985	07/92		33
Erie, PA	—	517	496	—	—	517	496	1,013	174	1996	12/01		40
Marysville, WA	—	647	546	—	—	647	546	1,193	192	1996	12/01		40
Evansville, IN	—	370	767	—	—	370	767	1,137	184	2004	05/06		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Hampton, VA	—	251	1,173	—	—	251	1,173	1,424	122	2001	11/12	30
Mechanicsville, VA	—	482	422	—	—	482	422	904	53	1989	11/12	25
Newport News, VA	—	582	392	—	—	582	392	974	49	1985	11/12	25
Newport News, VA	—	572	442	—	—	572	442	1,014	55	1986	11/12	25
Newport News, VA	—	461	883	—	—	461	883	1,344	92	2001	11/12	30
Richmond, VA	—	481	1,253	—	—	481	1,253	1,734	157	1990	11/12	25
Richmond, VA	—	452	452	—	—	452	452	904	56	1984	11/12	25
Richmond, VA	—	532	472	—	—	532	472	1,004	59	1986	11/12	25
Richmond, VA	—	552	532	—	—	552	532	1,084	66	1984	11/12	25
Richmond, VA	—	492	452	—	—	492	452	944	40	2003	11/12	35
Virginia Beach, VA	—	402	482	—	—	402	482	884	60	1984	11/12	25
Ahoskie, NC	—	393	1,012	—	—	393	1,012	1,405	83	1988	12/13	25
Elizabeth City, NC	—	197	1,209	—	—	197	1,209	1,406	99	1988	12/13	25
Brownsville, TX	—	404	374	—	—	404	374	778	21	2003	01/14	35
Brownsville, TX	—	334	865	—	—	334	865	1,199	68	1990	01/14	25
Copperas Cove, TX	—	256	747	—	—	256	747	1,003	49	2001	01/14	30
Del Rio, TX	—	453	246	—	—	453	246	699	16	1995	01/14	30
Eagle Pass, TX	—	226	1,071	—	—	226	1,071	1,297	84	1992	01/14	25
Edinburg, TX	—	452	1,237	—	—	452	1,237	1,689	81	1996	01/14	30
Harker Heights, TX	—	275	1,218	—	—	275	1,218	1,493	68	2008	01/14	35
Harlingen, TX	—	128	1,708	—	—	128	1,708	1,836	134	1992	01/14	25
Jacksonville, TX	—	69	562	—	—	69	562	631	44	1985	01/14	25
Killeen, TX	—	226	1,228	—	—	226	1,228	1,454	80	1993	01/14	30
Laredo, TX	—	265	1,580	—	—	265	1,580	1,845	103	1996	01/14	30
Marshall, TX	—	89	709	—	—	89	709	798	56	1985	01/14	25
McAllen, TX	—	491	1,051	—	—	491	1,051	1,542	82	1987	01/14	25
Mission, TX	—	137	1,404	—	—	137	1,404	1,541	92	1993	01/14	30
Palestine, TX	—	89	484	—	—	89	484	573	38	1996	01/14	25
Pharr, TX	—	167	581	—	—	167	581	748	38	1999	01/14	30
Rio Grande City, TX	—	256	394	—	—	256	394	650	22	2004	01/14	35
S Padre Island, TX	—	856	30	—	—	856	30	886	2	1994	01/14	30
San Benito, TX	—	177	503	—	—	177	503	680	33	1994	01/14	30
Temple, TX	—	246	1,188	—	—	246	1,188	1,434	93	1985	01/14	25
Tyler, TX	—	709	30	—	—	709	30	739	2	1994	01/14	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Waco, TX	—	463	246	—	—	463	246	709	16	1993	01/14	30
Waco, TX	—	276	620	—	—	276	620	896	49	1984	01/14	25
Weslaco, TX	—	236	1,561	—	—	236	1,561	1,797	102	1995	01/14	30
Belton, MO	—	267	744	—	—	267	744	1,011	12	1987	06/15	35
Cameron, MO	—	229	1,143	—	—	229	1,143	1,372	21	1999	06/15	30
Columbia, MO	—	343	839	—	—	343	839	1,182	15	1987	06/15	30
Excelsior Springs, MO	—	286	1,219	—	—	286	1,219	1,505	26	1988	06/15	25
Ft Pierce, FL	—	591	695	—	—	591	695	1,286	13	2004	06/15	30
Ft Pierce, FL	—	363	487	—	—	363	487	850	9	1992	06/15	30
Lake Wales, FL	—	162	1,561	—	—	162	1,561	1,723	34	1986	06/15	25
Oak Grove, MO	—	209	1,323	—	—	209	1,323	1,532	24	2003	06/15	30
Port St Lucie, FL	—	723	1,740	—	—	723	1,740	2,463	27	2006	06/15	35
Port St Lucie, FL	—	695	857	—	—	695	857	1,552	15	1998	06/15	30
Sebastian, FL	—	409	1,123	—	—	409	1,123	1,532	20	2000	06/15	30
Vero Beach, FL	—	428	1,218	—	—	428	1,218	1,646	22	2004	06/15	30
Lisle, IL	—	499	1,314	—	—	499	1,314	1,813	13	2000	09/15	30
Lockport, IL	—	499	1,085	—	—	499	1,085	1,584	11	2007	09/15	30
Sandwich, IL	—	86	1,143	—	—	86	1,143	1,229	11	1999	09/15	30
Yorkville, IL	—	413	960	—	—	413	960	1,373	11	1972	09/15	25

Kohl's:
Florence, AL	—	818	1,047	—	—	818	698	1,516	202	2006	06/04	40

Kroger:
Elkhart, IN	—	541	1,550	—	—	541	1,550	2,091	151	1979	07/14	15

Kum & Go:
Omaha, NE	—	393	214	—	—	393	214	607	113	1979	06/05	20

Kwik Pik:
Bear Creek, PA	—	191	230	—	—	191	230	421	119	1980	08/05	20
Bradford, PA	—	184	762	—	—	184	762	946	395	1983	08/05	20
Coraopolis, PA (n)	—	476	347	—	—	476	347	823	180	1983	08/05	20
St Clair, PA	—	212	475	—	—	212	475	687	246	1984	08/05	20

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Bear Creek Township, PA (n)	—		689	275	—	—	689	275	964	141	1980	09/05		20
Beech Creek, PA	—		477	613	—	—	477	613	1,090	153	1988	01/06		40
Canisteo, NY	—		142	485	—	—	142	485	627	121	1983	01/06		40
Curwensville, PA	—		226	608	—	—	226	608	834	151	1983	01/06		40
Ellwood City, PA	—		196	526	—	—	196	526	722	131	1987	01/06		40
Hastings, PA	—		199	455	—	—	199	455	654	113	1989	01/06		40
Jersey Shore, PA	—		515	381	—	—	515	381	896	95	1960	01/06		40
Leeper, PA	—		286	644	—	—	286	644	930	160	1987	01/06		40
Lewisberry, PA	—		412	534	—	—	412	534	946	133	1988	01/06		40
Mercersburg, PA	—		672	746	—	—	672	746	1,418	186	1988	01/06		40
New Florence, PA	—		298	812	—	—	298	812	1,110	202	1989	01/06		40
Newstead, NY	—		255	835	—	—	255	835	1,090	208	1990	01/06		40
Philipsburg, PA	—		428	269	—	—	428	269	697	67	1978	01/06		40
Plainfield, PA	—		244	383	—	—	244	383	627	95	1988	01/06		40
Reynoldsville, PA	—		113	328	—	—	113	328	441	82	1983	01/06		40
Port Royal, PA	—		238	635	—	—	238	635	873	300	1989	07/06		20

LA Fitness:
Little Rock, AR	—		3,113	2,660	4,125	—	3,113	6,785	9,898	1,373	1997	09/98		40
Sarasota, FL	—		471	1,344	4,450	—	471	5,794	6,265	897	1983	03/99	(g)	40
Centerville, OH	—		2,700	—	8,572	—	2,700	8,572	11,272	1,402	2009	06/08	(m)	40
Warren, MI	—		2,360	—	6,674	—	2,360	6,674	9,034	1,133	2009	07/08	(m)	40
Cincinnati, OH	—		5,145	—	9,011	—	5,145	9,011	14,156	1,474	2009	08/08	(m)	40
Lawrence, IN	—		1,599	—	5,867	—	1,762	5,870	7,632	789	2010	01/10	(m)	40
Laveen, AZ	—		1,665	—	5,749	—	1,665	5,749	7,414	749	2010	02/10	(m)	40
Kennesaw, GA	—		3,653	—	3,325	—	3,653	3,325	6,978	412	2011	07/10	(m)	40
Arlington, TX	—		1,166	6,214	—	—	1,166	6,214	7,380	880	2007	01/11		35
Hurst, TX	—		1,494	6,187	—	—	1,494	6,187	7,681	788	2008	07/11		35
South Plainfield, NJ	5,890	(k)	2,415	6,592	—	—	2,415	6,592	9,007	667	2006	06/12		35
McDonough, GA	—		1,503	6,727	—	—	1,503	6,727	8,230	633	2008	09/12		35
Greensburg, PA	—		1,791	7,015	—	—	1,791	7,015	8,806	533	2012	12/12		40
Indianapolis, IN	—		1,651	6,585	—	—	1,651	6,585	8,236	501	2012	12/12		40
Phoenix, AZ	—		1,601	6,540	—	—	1,601	6,540	8,141	497	2012	12/12		40
Tampa, FL	—		4,492	10,894	—	—	4,492	10,894	15,386	828	2012	12/12		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
West Dundee, IL	—	1,961	6,525	—	—	1,961	6,525	8,486	496	2012	12/12		40
Irving, TX	—	3,636	7,326	—	—	3,636	7,326	10,962	549	2006	05/13		35
Royal Oak, MI	—	3,238	8,998	—	—	3,238	8,998	12,236	589	2010	09/13		35
St. Louis Park, MN	—	3,436	8,665	—	—	3,436	8,665	12,101	505	2009	12/13		35
Pompano Beach, FL	—	7,009	—	8,672	—	7,009	8,672	15,681	9	2015	12/14	(m)	40
San Antonio, TX	—	2,084	—	—	—	2,084	(e)	2,084	(e)	(e)	02/15	(m)	(e)
Antioch, CA	—	2,521	—	—	—	2,521	(e)	2,521	(e)	(e)	06/15	(m)	(e)
Plymouth, MI	—	1,646	—	6,184	—	1,646	6,184	7,830	6	2015	06/15	(m)	40
Spanaway, WA	—	846	—	—	—	846	(e)	846	(e)	(e)	07/15	(m)	(e)

LaPetite Academy:
Albuquerque, NM	—	332	1,166	—	—	332	1,166	1,498	57	1989	07/14		30
Ft. Worth, TX	—	140	383	—	—	140	383	523	37	1981	07/14		15
Moore, OK	—	119	412	—	—	119	412	531	40	1982	07/14		15
Oklahoma City, OK	—	100	391	—	—	100	391	491	38	1982	07/14		15

Last Stop West:
Azle, TX	—	648	859	—	—	648	859	1,507	184	1970	06/07		40

Lil' Champ:
Gainesville, FL	—	900	—	1,800	—	900	1,800	2,700	396	2006	07/05	(m)	40
Jacksonville, FL	—	2,225	3,265	—	—	2,225	3,265	5,490	620	2006	08/05		40
Ocala, FL	—	846	—	1,564	—	846	1,564	2,410	334	2006	02/06	(m)	40

LoanMax:
Bridgeview, IL	—	673	744	—	—	673	744	1,417	261	1997	12/01		40

Logan's Roadhouse:
Alexandria, LA	—	1,218	3,049	—	—	1,218	3,049	4,267	695	1998	11/06		40
Beckley, WV	—	1,396	2,405	—	—	1,396	2,405	3,801	549	2006	11/06		40
Cookeville, TN	—	1,262	2,271	—	—	1,262	2,271	3,533	518	1997	11/06		40
Greenwood, IN	—	1,341	2,105	—	—	1,341	2,105	3,446	480	2000	11/06		40
Hurst, TX	—	1,858	1,916	—	—	1,858	1,916	3,774	437	1999	11/06		40
Jackson, TN	—	1,200	2,246	—	—	1,200	2,246	3,446	512	1994	11/06		40

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Lake Charles, LA	—		1,285	2,202	—	—	1,285	2,202	3,487	502	1998	11/06		40
McAllen, TX	—		1,608	2,178	—	—	1,608	2,178	3,786	497	2005	11/06		40
Roanoke, VA	—		2,302	1,947	—	—	2,302	1,947	4,249	444	1998	11/06		40
San Marcos, TX	—		837	1,453	—	—	837	1,453	2,290	332	2000	11/06		40
Smyrna, TN	—		1,335	2,047	—	—	1,335	2,047	3,382	467	2002	11/06		40
Franklin, TN	—		2,519	1,705	—	—	2,519	1,705	4,224	385	1995	12/06		40
Southhaven, MS	—		1,298	1,338	—	—	1,298	1,338	2,636	302	2005	12/06		40
Columbus, MS	—		707	—	1,681	—	707	1,681	2,388	184	2011	11/10	(m)	40
Overland Park, KS	—		1,166	—	1,741	—	1,166	1,741	2,907	180	2011	04/11	(m)	40
Nashville, TN	—		844	—	1,592	—	844	1,592	2,436	164	2011	06/11	(m)	40
Marion, IL	—		1,016	—	1,674	—	1,016	1,674	2,690	138	2012	03/12	(m)	40
Pooler, GA	—		1,159	—	1,720	—	1,159	1,720	2,879	124	2013	03/12	(m)	40
Cullman, AL	—		889	—	1,585	—	889	1,585	2,474	127	2012	04/12	(m)	40
Lebanon, TN	—		789	—	1,725	—	789	1,725	2,514	131	2012	06/12	(m)	40
Chester, VA	—		871	—	1,697	—	871	1,697	2,568	125	2013	07/12	(m)	40
Gonzales, LA	—		975	—	1,696	—	975	1,696	2,671	118	2013	10/12	(m)	40
Madison, AL	—		689	—	1,657	—	689	1,657	2,346	109	2013	11/12	(m)	40
Hopkinsville, KY	—		644	—	1,788	—	644	1,788	2,432	76	2014	09/13	(m)	40
Muscle Shoals, AL	—		907	—	1,506	—	907	1,506	2,413	39	2014	06/14	(m)	40

Lowe's:
Memphis, TN	—		3,215	9,170	24	—	3,215	9,194	12,409	3,112	2001	06/02		40

Magic China Café:
Orlando, FL	10	(h)	40	111	—	—	40	111	151	33	2001	02/04		40

Magic Mountain:
Columbus, OH	—		2,076	1,906	124	—	2,076	2,030	4,106	419	1990	06/07		40
Columbus, OH	—		5,380	2,693	25	—	5,380	2,718	8,098	578	1990	06/07		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Main Event:
Oklahoma City, OK	—	2,004	8,711	—	—	2,004	8,711	10,715	118	2014	06/15		40
San Antonio, TX	—	2,115	10,080	—	—	2,115	10,080	12,195	156	2014	06/15		35
Tulsa, OK	—	1,542	7,748	—	—	1,542	7,748	9,290	105	2015	06/15		40
Fort Worth, TX	—	2,538	—	—	—	2,538	(e)	2,538	(e)	(e)	12/15	(m)	(e)
Louisville, KY	—	2,504	—	—	—	2,504	(e)	2,504	(e)	(e)	12/15	(m)	(e)
Independence, MO	—	1,794	7,650	—	—	1,794	7,650	9,444	8	2015	12/15		40
Memphis, TN	—	1,263	6,825	—	—	1,263	6,825	8,088	7	2015	12/15		40

Manny's Barber Shop:
Mesa, AZ	—	43	113	367	—	43	480	523	117	1997	12/01		40

Mariscos Morales Mexican Restaurant:
Gresham, OR	—	817	108	28	—	817	136	953	41	1993	12/01		40

Mattress Firm:
Baton Rouge, LA	—	609	914	—	—	609	914	1,523	457	1995	12/95	(m)	40
Buford, GA	—	635	1,635	465	—	635	2,100	2,735	513	2003	07/04	(g)	40
Lancaster, OH	—	600	—	793	—	600	671	1,271	60	2012	01/08	(g)	40
Plainfield, IN	—	379	—	1,267	—	379	1,267	1,646	44	2014	01/14	(m)	40
Fayetteville, AR	—	891	2,229	—	—	891	2,229	3,120	139	1998	02/14		30
Pocatello, ID	—	268	—	1,505	—	268	1,505	1,773	39	2014	09/14	(m)	40
South Jordan, UT	—	719	—	1,572	—	719	1,572	2,291	31	2015	11/14	(m)	40
Helena, MT	—	658	1,568	—	—	658	1,568	2,226	18	2015	03/15		40
Kentwood, MI	—	593	1,531	—	—	593	1,531	2,124	27	2015	04/15		40
Muncie, IN	—	288	1,537	—	—	288	1,537	1,825	31	2015	04/15		35
Sandusky, OH	—	518	1,409	—	—	518	1,409	1,927	19	2015	06/15		40
Fort Collins, CO	—	757	—	1,168	—	757	1,168	1,925	4	2015	07/15	(m)	40

MC Sports:
Lapeer, MI	—	408	2,086	—	—	408	2,031	2,439	426	2007	10/05		40

MedExpress Urgent Care:
Fairmont, WV	—	245	1,859	—	—	245	1,859	2,104	193	2011	05/12		35
Hanover, PA	—	533	1,521	—	—	533	1,521	2,054	158	2011	05/12		35
Hermitage, PA	—	445	2,108	—	—	445	2,108	2,553	218	2011	05/12		35
Latrobe, PA	—	681	1,511	—	—	681	1,511	2,192	156	2011	05/12		35
Mt. Pleasant, PA	—	593	1,482	—	—	593	1,482	2,075	153	2011	05/12		35
Pittsburgh, PA	—	227	1,936	—	—	227	1,936	2,163	234	1970	05/12		30
Martinsburg, WV	—	917	—	650	—	917	650	1,567	37	2013	12/12	(m)	40
Wheeling, WV	—	485	1,232	—	—	485	1,232	1,717	115	1989	03/13		30
Huntington, WV	—	990	—	735	—	1,017	735	1,752	41	2013	08/13	(m)	40
Anderson, IN	—	777	—	661	—	777	661	1,438	34	2013	08/13	(m)	40
Terre Haute, IN	—	144	1,616	—	—	144	1,616	1,760	128	1991	08/13		30
Benton, AR	—	376	1,125	—	—	376	1,125	1,501	13	2015	07/15		40
Connellsville, PA	—	162	1,172	—	—	162	1,172	1,334	13	2015	07/15		40
Rogers, AR	—	435	1,168	—	—	435	1,168	1,603	13	2015	07/15		40
Russellville, AR	—	247	1,098	—	—	247	1,098	1,345	14	2015	07/15		35
Hot Springs, AR	—	440	1,155	—	—	440	1,155	1,595	11	2015	08/15		40
Salina, KS	—	321	1,315	—	—	321	1,315	1,636	11	1999	09/15		35
Lehigh Acres, FL	—	459	—	—	—	459	(e)	459	(e)	(e)	10/15	(m)	(e)

Merchant's Tires:
Hampton, VA	—	180	427	—	—	180	427	607	115	1986	03/05		40
Newport News, VA	—	234	259	—	—	234	259	493	70	1986	03/05		40
Norfolk, VA	—	398	508	—	—	398	508	906	137	1986	03/05		40
Rockville, MD	—	1,030	306	—	—	1,030	306	1,336	83	1974	03/05		40
Washington, DC	—	624	578	—	—	624	578	1,202	156	1983	03/05		40

Mi Pueblo Foods:
Palo Alto, CA	—	2,272	3,405	28	—	2,272	3,433	5,705	1,435	1998	12/98	(f)	40

Michaels:
Fairfax, VA	—	534	773	1,369	—	992	2,141	3,133	819	1995	12/95		40
Altamonte Springs, FL	—	1,947	3,267	1,198	—	1,947	3,370	5,317	545	1997	09/97		26
Plymouth Meeting, PA	—	2,911	2,595	—	—	2,911	2,595	5,506	1,032	1999	10/98	(g)	40
Florissant, MO	—	523	617	1,784	—	524	2,399	2,923	370	1996	04/03	(g)	40

Miller's Ale House:
Pensacola, FL	—	1,363	1,842	—	—	1,363	1,842	3,205	248	2008	04/11		35
Oviedo, FL	—	113	—	3,785	—	113	3,785	3,898	304	2012	10/11		40

Mimi's:
Tampa, FL	—	688	2,357	—	—	688	2,357	3,045	147	2003	02/14		30

Mister Car Wash:
Anoka, MN	—	212	214	—	—	212	214	426	125	1968	04/07		15
Brooklyn Park, MN	—	438	778	—	—	438	778	1,216	271	1985	04/07		25
Cedar Rapids, IA	—	391	816	—	—	391	816	1,207	284	1989	04/07		25
Clive, IA	—	1,141	935	—	—	1,141	935	2,076	407	1983	04/07		20
Cottage Grove, MN	—	274	485	—	—	274	485	759	169	1992	04/07		25
Des Moines, IA	—	213	476	—	—	213	476	689	207	1964	04/07		20
Des Moines, IA	—	249	596	—	—	249	596	845	173	1990	04/07		30
Eden Prairie, MN	—	865	751	—	—	865	751	1,616	327	1984	04/07		20
Edina, MN	—	894	687	—	—	894	687	1,581	299	1985	04/07		20
Houston, TX	—	1,347	1,702	—	—	1,347	1,702	3,049	494	1984	04/07		30
Houston, TX	—	2,260	1,806	—	—	2,260	1,806	4,066	629	1975	04/07		25
Houston, TX	—	796	678	—	—	796	678	1,474	236	1986	04/07		25
Houston, TX	—	624	1,108	—	—	624	1,108	1,732	322	1988	04/07		30
Houston, TX	—	5,126	1,267	—	—	5,126	1,267	6,393	315	1995	04/07		35
Houston, TX	—	3,193	1,305	—	—	3,193	1,305	4,498	325	1995	04/07		35
Houston, TX	—	1,846	1,592	—	—	1,846	1,592	3,438	555	1983	04/07		25
Houston, TX	—	1,960	1,145	—	—	1,960	1,145	3,105	399	1983	04/07		25
Houston, TX	—	288	466	—	—	288	466	754	270	1970	04/07		15
Humble, TX	—	1,204	1,517	—	—	1,204	1,517	2,721	377	1993	04/07		35
Plymouth, MN	—	827	182	—	—	827	182	1,009	158	1955	04/07		10
Roseville, MN	—	861	564	—	—	861	564	1,425	245	1963	04/07		20
Spokane, WA	—	214	580	—	—	214	580	794	168	1990	04/07		30
Spokane, WA	—	1,253	1,146	—	—	1,253	1,146	2,399	285	1997	04/07		35
St. Cloud, MN (n)	—	243	391	—	—	242	391	633	170	1986	04/07		20
Stillwater, MN	—	289	214	—	—	289	214	503	124	1971	04/07		15
Sugarland, TX	—	3,789	1,972	—	—	3,789	1,972	5,761	491	1995	04/07		35
West St Paul, MN	—	836	236	—	—	836	236	1,072	103	1972	04/07		20
Rochester, MN	—	1,055	2,327	—	—	1,055	2,327	3,382	478	2003	10/07		40
Birmingham, AL	—	2,378	2,145	—	—	2,378	2,145	4,523	581	1985	11/07		30
Clearwater, FL	—	825	765	—	—	825	765	1,590	249	1969	11/07		25
Mesquite, TX	—	1,596	2,201	—	—	1,596	2,201	3,797	715	1987	11/07		25
Seminole, FL	—	2,166	1,496	—	—	2,166	1,496	3,662	405	1985	11/07		30
Tampa, FL	—	2,993	1,669	—	—	2,993	1,669	4,662	542	1969	11/07		25
Vestavia Hills, AL	—	1,009	956	—	—	1,009	956	1,965	311	1967	11/07		25
El Paso, TX	—	1,424	1,306	—	—	1,424	1,306	2,730	350	1986	12/07		30
El Paso, TX	—	664	824	—	—	664	824	1,488	166	1991	12/07		40
El Paso, TX	—	988	1,046	—	—	988	1,046	2,034	211	1998	12/07		40
El Paso, TX	—	1,399	1,468	—	—	1,399	1,468	2,867	295	1991	12/07		40
El Paso, TX	—	1,807	2,287	—	—	1,807	2,287	4,094	461	1983	12/07		40
Tampa, FL	—	541	829	—	—	541	829	1,370	189	1978	04/10		25
Springfield, MO	—	642	1,767	—	—	642	1,767	2,409	262	1979	07/11		30
Springfield, MO	—	1,188	2,817	—	—	1,188	2,817	4,005	359	2000	07/11		35
Springfield, MO	—	1,064	2,109	—	—	1,064	2,109	3,173	313	1990	07/11		30
Missouri City, TX	—	549	1,553	—	—	549	1,553	2,102	183	2004	11/11		35
Bountiful, UT	—	484	292	—	—	484	292	776	39	1995	01/12		30
Salt Lake City, UT	—	522	1,806	—	—	522	1,806	2,328	238	1993	01/12		30
Tucson, AZ	—	946	2,566	—	—	946	2,566	3,512	339	2003	01/12		30
Tucson, AZ	—	742	2,226	—	—	742	2,226	2,968	294	2000	01/12		30
Tucson, AZ	—	108	778	—	—	108	778	886	103	2004	01/12		30
Tucson, AZ	—	493	345	—	—	493	345	838	39	2007	01/12		35
Cedar Park, TX	—	794	1,316	—	—	794	1,316	2,110	139	2009	04/12		35
Spokane Valley, WA	—	454	857	—	—	454	857	1,311	91	2005	04/12		35
Salt Lake City, UT	—	781	2,303	—	—	781	2,303	3,084	228	2009	07/12		35
Charlotte, NC	—	693	1,315	—	—	693	1,315	2,008	173	1981	09/12		25
College Park, GA	—	322	1,056	—	—	322	1,056	1,378	99	2008	09/12		35
Griffin, GA	—	401	2,897	—	—	401	2,897	3,298	272	2007	09/12		35
Hampton, GA	—	421	1,996	—	—	421	1,996	2,417	188	2006	09/12		35
Lilburn, GA	—	381	2,426	—	—	381	2,426	2,807	228	2007	09/12		35
Matthews, NC	—	664	664	—	—	664	664	1,328	73	1990	09/12		30
Oxford, AL	—	301	3,607	—	—	301	3,607	3,908	339	2008	09/12		35
Pineville, NC	—	723	1,195	—	—	723	1,195	1,918	131	1990	09/12		30
Clermont, FL	—	783	2,328	—	—	783	2,328	3,111	213	2006	10/12		35
Springfield, MO	—	474	736	—	—	474	736	1,210	80	2006	10/12		30
Abilene, TX	—	641	3,093	—	—	641	3,093	3,734	276	2006	11/12		35
Abilene, TX	—	101	426	—	—	101	426	527	38	2009	11/12		35
Lubbock, TX	—	350	2,984	—	—	350	2,984	3,334	266	2007	11/12		35
Lubbock, TX	—	411	2,534	—	—	411	2,534	2,945	264	2003	11/12		30
Lubbock, TX	—	400	3,403	—	—	400	3,403	3,803	304	2004	11/12		35
Ephrata, PA	—	241	2,797	—	—	241	2,797	3,038	340	1987	12/12		25
Lancaster, PA	—	920	7,894	—	—	920	7,894	8,814	800	1999	12/12		30
Sinking Spring, PA	—	1,251	4,735	—	—	1,251	4,735	5,986	480	2005	12/12		30
York, PA	—	591	4,605	—	—	591	4,605	5,196	467	1995	12/12		30
Atlanta, GA	—	1,773	4,528	—	—	1,773	4,528	6,301	393	2003	12/12		35
Atlanta, GA	—	1,633	5,378	—	—	1,633	5,378	7,011	545	1998	12/12		30
Urbandale, IA	—	485	374	—	—	485	374	859	34	1990	04/13		30
Houston, TX	—	551	2,967	—	—	551	2,967	3,518	302	1980	06/13		25
Houston, TX	—	713	964	—	—	713	964	1,677	70	2005	06/13		35
Houston, TX	—	752	1,736	—	—	752	1,736	2,488	126	2005	06/13		35
Houston, TX	—	1,573	2,315	—	—	1,573	2,315	3,888	168	2006	06/13		35
Houston, TX	—	542	1,876	—	—	542	1,876	2,418	136	2012	06/13		35
Humble, TX	—	611	3,327	—	—	611	3,327	3,938	242	2006	06/13		35
Katy, TX	—	421	2,157	—	—	421	2,157	2,578	183	2002	06/13		30
Spring, TX	—	652	2,627	—	—	652	2,627	3,279	191	2006	06/13		35
Tucson, AZ	—	654	1,357	—	—	654	1,357	2,011	104	1986	09/13		30
Rochester, MN	—	396	264	—	—	396	264	660	16	1987	02/14		30
Tucson, AZ	—	988	272	—	—	988	272	1,260	17	1987	02/14		30
Brooklyn Park, MN	—	287	394	—	—	287	394	681	3	2011	09/15		35
Lake Mary, FL	—	692	3,518	—	—	692	3,518	4,210	24	1997	10/15		30
Melbourne, FL	—	1,262	4,348	—	—	1,262	4,348	5,610	26	2009	10/15		35
Sanford, FL	—	1,322	3,887	—	—	1,322	3,887	5,209	23	2008	10/15		35
See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Movie Tavern Theatre:
Covington, LA	—		1,081	6,779	—	—	1,081	6,779	7,860	292	1993	09/14		30
Baton Rouge, LA	—		1,497	—	10,888	—	1,497	10,888	12,385	136	1993	11/14		40

Mr. Hero:
Parma, OH	—		36	291	—	—	36	291	327	6	1980	06/15		25

Muchas Gracias Mexican Restaurant:
Salem, OR	—		556	736	—	—	556	736	1,292	258	1996	12/01		40

National Karate Academy:
Eden Prairie, MN	—		76	211	110	—	76	321	397	106	1997	12/01		40

Natural Grocers:
Lincoln, NE	—		1,482	2,811	—	—	1,482	2,811	4,293	218	2012	04/13		35
Coeur D'Alene, ID	—		2,172	—	2,778	—	2,172	2,778	4,950	124	2014	08/13		40
Flagstaff, AZ	3,136	(p)	831	4,079	—	—	831	4,079	4,910	131	2012	11/14		35
Helena, MT	2,751	(p)	1,079	3,062	—	—	1,079	3,062	4,141	98	2012	11/14		35
Missoula, MT	2,450	(p)	929	3,222	—	—	929	3,222	4,151	104	2012	11/14		35
Sedona, AZ	2,882	(p)	1,064	3,211	—	—	1,064	3,211	4,275	103	2012	11/14		35
Steamboat Springs, CO	3,336	(p)	1,512	3,447	—	—	1,512	3,447	4,959	111	2012	11/14		35
Independence, MO	—		912	5,002	—	—	912	5,002	5,914	174	2002	12/14		30
Conifer, CO	—		1,432	—	4,076	—	1,432	4,076	5,508	21	2015	06/15	(m)	40
Oklahoma City, OK	—		955	3,975	—	—	955	3,975	4,930	24	2014	10/15		35

Nebraskaland Tire:
Park City, KS	—		214	687	—	—	214	687	901	362	1989	06/05		20

Nitlantika:
Hollywood, FL	—		383	88	37	—	234	—	234	—	1960	12/05		15

Northern Tool:
Asheville, NC	—		519	2,998	—	—	519	2,998	3,517	310	2007	05/12		35
Spartanburg, SC	2,804	(k)	654	3,174	—	—	654	3,174	3,828	137	2007	09/14		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Office Depot:
Gastonia, NC	—	1,554	2,367	946	—	1,554	3,313	4,867	769	2004	12/04		40

OfficeMax:
Cincinnati, OH	—	543	1,575	—	—	543	1,575	2,118	846	1994	07/94		40
Evanston, IL	—	1,868	1,758	—	—	1,868	1,758	3,626	903	1995	06/95		40
Sacramento, CA	—	1,144	2,961	—	—	1,144	2,961	4,105	1,407	1996	12/96		40
Salinas, CA	—	1,353	1,829	—	—	1,353	1,829	3,182	863	1995	02/97		40
Redding, CA	—	667	2,182	—	—	667	2,182	2,849	1,011	1997	06/97		40
Kelso, WA	—	868	—	1,806	—	868	1,806	2,674	811	1998	09/97	(g)	40
Lynchburg, VA	—	562	—	1,851	—	562	1,851	2,413	800	1998	02/98	(m)	40
Tigard, OR	—	1,540	2,247	—	—	1,540	2,247	3,787	962	1995	11/98		40
Griffin, GA	—	685	—	1,802	—	685	1,802	2,487	753	1999	11/98	(g)	40
Omaha, NE	—	664	1,778	—	—	664	1,778	2,442	130	1995	07/14		20
Weatherford, TX	—	548	2,436	—	—	548	2,436	2,984	105	1999	09/14		30

Orchard Supply Hardware:
Pismo Beach, CA	—	2,436	1,997	2,339	—	2,436	4,336	6,772	619	1989	12/11	(o)	25
San Jose, CA	—	6,406	2,457	3,374	—	6,406	5,831	12,237	825	1982	12/11	(o)	25
San Jose, CA	—	4,092	4,279	3,307	—	4,092	7,586	11,678	1,111	1982	12/11	(o)	25
Chico, CA	—	1,782	4,563	746	—	1,782	5,308	7,090	585	2002	07/12	(o)	30
Clovis, CA	—	1,226	1,426	151	—	1,226	1,577	2,803	214	1982	07/12	(o)	25
Pinole, CA	—	2,784	5,195	—	—	2,784	5,195	7,979	719	1987	07/12	(o)	25
San Jose, CA	—	5,850	4,129	—	—	5,850	4,129	9,979	571	1946	07/12	(o)	25
San Jose, CA	—	3,370	2,517	—	—	3,370	2,517	5,887	348	1965	07/12		25

Orlando Metro Gymnastics:
Orlando, FL	—	428	1,345	—	—	428	1,345	1,773	368	2003	01/05		40

Outback:
Cheyenne, WY	—	672	2,502	—	—	672	2,502	3,174	316	2001	03/12		30
Conroe, TX	—	524	583	—	—	524	583	1,107	88	1992	03/12		25
Copley Township, OH	—	753	2,407	—	—	753	2,407	3,160	365	1993	03/12		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Coraopolis, PA	—	487	2,326	—	—	487	2,326	2,813	294	1998	03/12		30
Denver, CO	—	850	1,305	—	—	850	1,305	2,155	141	2003	03/12		35
Knoxville, TN	—	753	1,852	—	—	753	1,852	2,605	201	2004	03/12		35
Largo, MD	—	1,738	2,227	—	—	1,738	2,227	3,965	281	2001	03/12		30
Lufkin, TX	—	850	1,147	—	—	850	1,147	1,997	145	1999	03/12		30
Marrero, LA	—	781	3,144	—	—	781	3,144	3,925	477	1995	03/12		25
Mechanicsville, VA	—	674	2,328	—	—	674	2,328	3,002	294	2002	03/12		30
Mt. Pleasant, SC	—	713	1,466	—	—	713	1,466	2,179	185	1999	03/12		30
Phoenix, AZ	—	821	2,284	—	—	821	2,284	3,105	289	2002	03/12		30
Shreveport, LA	—	633	3,105	—	—	633	3,105	3,738	471	1994	03/12		25
Smithfield, NC	—	772	2,345	—	—	772	2,345	3,117	254	2004	03/12		35
Stockbridge, GA	—	910	1,988	—	—	910	1,988	2,898	251	2001	03/12		30
Troy, OH	—	456	1,575	—	—	456	1,575	2,031	171	2004	03/12		35
Venice, FL	—	833	2,529	—	—	833	2,529	3,362	320	2001	03/12		30
Warrenton, VA	—	1,833	2,021	—	—	1,833	2,021	3,854	255	2001	03/12		30
Wheaton, IL	—	901	654	—	—	901	654	1,555	99	1994	03/12		25
Fultondale, AL	—	765	2,097	—	—	765	2,097	2,862	79	1998	11/14		30

Palais Royale:
Sealy, TX	—	457	504	1,769	—	462	2,273	2,735	537	1982	03/99		40

Panda Express:
Florissant, MO	—	50	59	170	—	50	228	278	35	2012	04/03	(g)	40

Panera Bread:
Lewisville, TX	—	815	—	59	—	874	(i)	874	(i)	(i)	04/01	(q)	(i)

Patient First:
Richmond, VA	—	270	1,545	—	—	270	1,545	1,815	238	1988	05/11		30
York, PA	—	772	2,995	—	—	772	2,995	3,767	334	2011	07/11		40
Mechanicsburg, PA	—	933	3,401	—	—	933	3,401	4,334	329	2011	02/12		40

Patriot Fuels:
Vinita, OK	—	72	368	—	—	72	368	440	117	1972	07/09		20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Pawn America:
Fargo, ND	—	335	2,747	—	—	335	2,747	3,082	239	2008	12/12		35
Fridley, MN	—	1,013	4,465	—	—	1,013	4,465	5,478	453	1978	12/12		30
Sioux Falls, SD	—	207	1,490	—	—	207	1,490	1,697	151	1985	12/12		30
Mankato, MN	—	449	—	1,705	—	449	1,705	2,154	91	2013	03/13	(m)	40

Pep Boys:
Chicago, IL	—	1,077	3,756	—	—	1,077	3,756	4,833	872	1993	11/07		35
Cicero, IL	—	1,341	3,760	—	—	1,341	3,760	5,101	873	1993	11/07		35
Cornwell Heights, PA	—	2,058	3,102	—	—	2,058	3,102	5,160	1,008	1972	11/07		25
East Brunswick, NJ	—	2,449	5,026	—	—	2,449	5,026	7,475	1,361	1987	11/07		30
Guayama, PR	—	1,729	2,732	—	—	1,729	2,131	3,860	394	1998	11/07		33
Jacksonville, FL	—	810	2,331	—	—	810	2,331	3,141	541	1989	11/07		35
Joliet, IL	—	1,506	3,727	—	—	1,506	3,727	5,233	865	1993	11/07		35
Lansing, IL	—	869	3,440	—	—	869	3,440	4,309	799	1993	11/07		35
Marietta, GA	—	1,311	3,556	—	—	1,311	3,556	4,867	963	1987	11/07		30
Marlton, NJ	—	1,608	4,142	—	—	1,608	4,142	5,750	1,122	1983	11/07		30
Philadelphia, PA	—	1,300	3,830	—	—	1,300	3,830	5,130	889	1995	11/07		35
Quakertown, PA	—	1,129	3,252	—	—	1,129	3,252	4,381	755	1995	11/07		35
Reading, PA	—	1,189	3,367	—	—	1,189	2,819	4,008	614	1989	11/07		28
Roswell, GA	—	931	2,732	—	—	931	2,732	3,663	740	2007	11/07		30
Turnersville, NJ	—	990	3,494	—	—	990	3,494	4,484	946	1986	11/07		30
Houston, TX	—	734	3,028	—	—	734	3,028	3,762	576	1994	04/10		30

Perkins Restaurant:
Des Moines, IA	—	256	136	—	—	256	136	392	136	1976	06/05		10
Des Moines, IA	—	226	203	—	—	226	203	429	203	1976	06/05		10
Des Moines, IA	—	270	218	—	—	270	218	488	218	1977	06/05		10
Newton, IA	—	354	402	—	—	354	402	756	402	1979	06/05		10
Urbandale, IA	—	377	581	—	—	377	581	958	306	1979	06/05		20

Pet Paradise:
Houston, TX	—	417	2,306	—	—	417	2,306	2,723	449	2008	03/08		40
Bunnell, FL	—	316	881	—	—	316	881	1,197	170	1997	04/08		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Charlotte, NC	—	825	—	3,231	—	825	3,231	4,056	522	2009	11/08	(m)	40
Davie, FL	—	1,138	1,069	—	—	1,138	1,069	2,207	215	2003	12/08		35

Petco:
Grand Forks, ND	—	307	910	—	—	307	910	1,217	410	1996	12/97		40
Florissant, MO	—	299	352	1,019	—	300	1,371	1,671	212	2012	04/03	(g)	40

Petro Express:
Belmont, NC	—	1,508	1,622	—	—	1,508	1,622	3,130	404	2001	04/07		35
Charlotte, NC	—	1,030	1,725	—	—	1,030	1,725	2,755	501	1983	04/07		30
Charlotte, NC	—	429	425	—	—	429	425	854	124	1983	04/07		30
Charlotte, NC	—	2,316	2,064	—	—	2,316	2,064	4,380	514	1996	04/07		35
Charlotte, NC	—	2,165	1,965	—	—	2,165	1,965	4,130	489	1997	04/07		35
Charlotte, NC	—	1,340	1,790	—	—	1,340	1,790	3,130	445	1998	04/07		35
Charlotte, NC	—	2,784	3,720	—	—	2,784	3,720	6,504	926	1998	04/07		35
Charlotte, NC	—	1,532	1,973	—	—	1,532	1,973	3,505	491	1998	04/07		35
Charlotte, NC	—	1,697	2,419	—	—	1,697	2,419	4,116	527	2005	04/07		40
Charlotte, NC	—	629	876	—	—	623	876	1,499	254	1986	04/07		30
Charlotte, NC	—	1,458	2,047	—	—	1,458	2,047	3,505	594	1987	04/07		30
Charlotte, NC	—	1,291	1,839	—	—	1,291	1,839	3,130	534	1988	04/07		30
Charlotte, NC	—	1,778	1,977	—	—	1,778	1,977	3,755	574	1992	04/07		30
Charlotte, NC	—	507	698	—	—	507	698	1,205	304	1967	04/07		20
Charlotte, NC	—	1,810	2,570	—	—	1,810	2,570	4,380	559	2004	04/07		40
Concord, NC	—	2,144	1,986	—	—	2,144	1,986	4,130	494	2000	04/07		35
Concord, NC	—	1,828	1,677	—	—	1,828	1,677	3,505	417	2002	04/07		35
Denver, NC	—	2,317	1,750	—	—	2,317	1,750	4,067	435	1999	04/07		35
Fort Mill, SC	—	3,825	2,554	—	—	3,825	2,554	6,379	636	1998	04/07		35
Gastonia, NC	—	965	1,228	—	—	965	1,228	2,193	305	2001	04/07		35
Gastonia, NC	—	745	760	—	—	745	760	1,505	166	2003	04/07		40
Gastonia, NC	—	335	545	—	—	335	545	880	119	2000	04/07		40
Gastonia, NC	—	1,070	1,185	—	—	1,070	1,185	2,255	295	1990	04/07		35
Hickory, NC	—	1,975	1,530	—	—	1,975	1,530	3,505	381	2002	04/07		35
Kings Mountain, NC	—	1,210	982	—	—	1,210	982	2,192	244	1988	04/07		35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Lake Wylie, SC	—	1,972	1,283	—	—	1,972	1,283	3,255	319	2003	04/07		35
Lake Wylie, SC	—	1,381	2,061	—	—	1,381	2,061	3,442	513	1998	04/07		35
Lincolnton, NC	—	723	532	—	—	723	532	1,255	154	1989	04/07		30
Mineral Springs, NC	—	678	577	—	—	678	577	1,255	126	2002	04/07		40
Monroe, NC	—	857	1,023	—	—	857	1,023	1,880	223	2004	04/07		40
Monroe, NC	—	709	796	—	—	709	796	1,505	198	1999	04/07		35
Monroe, NC	—	421	834	—	—	421	834	1,255	208	1997	04/07		35
Rock Hill, SC	—	778	727	—	—	778	727	1,505	211	1990	04/07		30
Rock Hill, SC	—	2,119	1,886	—	—	2,119	1,886	4,005	469	1998	04/07		35
Rock Hill, SC	—	3,095	1,910	—	—	3,095	1,910	5,005	475	1999	04/07		35
Statesville, NC	—	1,886	2,182	—	—	1,864	2,182	4,046	543	1999	04/07		35
Waxhaw, NC	—	508	747	—	—	508	747	1,255	163	2002	04/07		40
York, SC	—	2,306	1,449	—	—	2,306	1,449	3,755	360	1999	04/07		35
Charlotte, NC	—	1,834	1,214	—	—	1,834	1,214	3,048	262	1997	05/07		40
Charlotte, NC	—	1,849	2,280	—	—	1,849	2,280	4,129	492	2005	05/07		40
Rock Hill, SC	—	3,108	2,146	—	—	3,108	2,146	5,254	463	1999	05/07		40

PetSense:
Kingsville, TX	—	499	458	224	—	499	682	1,181	188	1995	12/01		40

PetSmart:
Chicago, IL	—	2,724	3,566	—	—	2,724	3,566	6,290	1,541	1998	09/98		40

Pier I Imports:
Anchorage, AK	—	928	1,663	—	—	928	1,663	2,591	825	1995	02/96		40
Memphis, TN	—	713	822	—	—	713	822	1,535	381	1997	09/96	(f)	40
Sanford, FL	—	738	803	—	—	738	803	1,541	357	1998	06/97	(f)	40
Valdosta, GA	—	391	806	—	—	391	806	1,197	325	1999	01/99	(f)	40

Pizza Hut:
Monroeville, AL	—	547	44	—	—	547	44	591	16	1976	12/01		40
Amherst, NY	—	230	175	—	—	230	175	405	8	1977	02/15		20
Bowie, TX	—	111	346	—	—	111	346	457	12	1976	02/15		25
Greeneville, TN	—	111	717	—	—	111	717	828	25	1972	02/15		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Popeye's:
Snellville, GA	—	642	437	—	—	642	437	1,079	153	1995	12/01		40
Randallstown, MD	—	483	609	—	—	483	609	1,092	46	1958	02/14		25

Power Center:
Midland, MI	—	1,085	1,635	220	—	1,085	1,598	2,683	416	2005	05/05	(g)	40
Big Flats, NY	—	2,248	7,159	1,258	—	2,248	5,075	7,323	1,328	2006	08/05	(g)	40
Harlingen, TX	—	247	807	—	—	247	583	830	142	2008	09/06	(g)	40
Harlingen, TX	—	749	1,238	195	—	749	1,043	1,792	263	2008	09/06	(g)	40
Woodstock, GA	—	261	701	—	—	261	516	777	108	1997	07/08		40

Premium Spas & Billiards:
Fairfax, VA	—	105	151	413	—	194	564	758	121	1995	12/95		40

Pull-A-Part:
Augusta, GA	—	1,414	—	1,449	—	1,414	1,449	2,863	310	2007	08/06	(m)	40
Birmingham, AL	—	1,165	2,090	—	—	1,165	2,090	3,255	490	1964	08/06		40
Charlotte, NC	—	2,913	1,724	—	—	2,908	1,724	4,632	404	2006	08/06		40
Conley, GA	—	1,686	1,387	—	—	1,686	1,387	3,073	325	1999	08/06		40
Harvey, LA	—	1,887	—	4,326	—	1,887	4,326	6,213	807	2008	08/06	(m)	40
Knoxville, TN	—	961	—	2,384	—	961	2,384	3,345	504	2007	08/06	(m)	40
Louisville, KY	—	3,206	1,532	—	—	3,206	1,532	4,738	359	2006	08/06		40
Nashville, TN	—	2,164	1,414	—	—	2,164	1,414	3,578	331	2006	08/06		40
Norcross, GA	—	1,831	1,040	—	—	1,831	1,040	2,871	244	1998	08/06		40
Cleveland, OH	—	4,556	—	2,096	—	4,556	2,096	6,652	426	2007	08/06	(m)	40
Lafayette, LA	—	1,036	—	2,226	—	1,036	2,226	3,262	447	2007	08/06	(m)	40
Montgomery, AL	—	934	—	2,013	—	934	2,013	2,947	409	2007	11/06	(m)	40
Jackson, MS	—	1,315	—	2,471	—	1,315	2,318	3,633	463	2008	12/06	(m)	40
Baton Rouge, LA	—	893	—	3,256	—	893	3,256	4,149	553	2009	01/07	(m)	40
Memphis, TN	—	1,779	—	2,964	—	1,779	2,964	4,743	565	2008	05/07	(m)	40
Mobile, AL	—	550	—	2,772	—	550	2,772	3,322	482	2009	06/07	(m)	40
Winston-Salem, NC	—	846	—	2,449	—	836	2,449	3,285	431	2009	08/07	(m)	40
Lithonia, GA	—	2,410	—	2,345	—	2,410	2,345	4,755	408	2009	08/07	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Columbia, SC	—	935	—	2,178	—	935	2,178	3,113	379	2009	09/07	(m)	40
Akron, OH	—	1,065	—	1,869	—	1,065	1,869	2,934	286	2009	10/08	(m)	40

Quaker Steak & Lube:
Mentor, OH	—	841	2,452	—	—	841	2,452	3,293	120	2009	04/14		35

QuikTrip:
Alpharetta, GA	—	1,048	607	—	—	1,048	607	1,655	160	1996	06/05		40
Clive, IA	—	623	557	—	—	623	557	1,180	196	1994	06/05		30
Des Moines, IA	—	259	792	—	—	259	792	1,051	278	1996	06/05		30
Des Moines, IA	—	379	455	—	—	379	455	834	160	1990	06/05		30
Gainesville, GA	—	592	913	—	—	592	913	1,505	321	1989	06/05		30
Herculaneum, MO	—	856	1,613	—	—	856	1,613	2,469	567	1991	06/05		30
Johnston, IA	—	394	385	—	—	394	385	779	135	1991	06/05		30
Lee's Summit, MO	—	374	1,224	—	—	374	1,224	1,598	323	1999	06/05		40
Norcross, GA	—	948	294	—	—	948	294	1,242	103	1989	06/05		30
Norcross, GA	—	966	202	—	—	966	202	1,168	71	1993	06/05		30
Norcross, GA	—	844	297	—	—	839	297	1,136	104	1994	06/05		30
Olathe, KS	—	793	1,392	—	—	793	1,392	2,185	367	1999	06/05		40
Tulsa, OK	—	1,225	650	—	—	1,225	650	1,875	228	1990	06/05		30
Urbandale, IA	—	340	764	—	—	340	764	1,104	201	1993	06/05		40
Wichita, KS	—	127	543	—	—	127	543	670	191	1990	06/05		30
Woodstock , GA	—	488	1,042	—	—	488	1,042	1,530	275	1997	06/05		40

Qwest Corporation Service Center:
Cedar Rapids, IA	—	184	629	—	—	184	629	813	332	1976	06/05		20
Decorah, IA	—	72	272	—	—	72	272	344	272	1974	06/05		10

Rabobank:
Chico, CA	—	346	—	—	—	346	—	346	(e)	(i)(e)	07/12		30

Raising Cane's:
Lancaster, OH	—	600	—	1,075	—	600	1,075	1,675	84	2012	01/08	(g)	40
Sulphur, LA	—	326	1,268	—	—	326	1,268	1,594	171	2009	04/11		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Hurst, TX	—	763	—	1,309	—	763	1,309	2,072	138	2011	05/11	(m)	40
Fort Worth, TX	—	792	—	1,144	—	792	1,144	1,936	120	2011	06/11	(m)	40
Plano, TX	—	1,316	—	1,349	—	1,316	1,349	2,665	142	2011	06/11	(m)	40
Pearland, TX	—	774	—	1,255	—	774	1,255	2,029	129	2011	07/11	(m)	40
Addison, TX	—	869	—	1,343	—	869	1,343	2,212	127	2012	10/11	(m)	40
Houston, TX	—	737	—	1,163	—	737	1,163	1,900	113	2012	10/11	(m)	40
Euless, TX	—	1,222	—	1,376	—	1,226	1,376	2,602	139	2011	12/11	(m)	40
Moore, OK	—	762	—	1,153	—	762	1,153	1,915	106	2012	01/12	(m)	40
Rowlett, TX	—	814	—	1,398	—	814	1,398	2,212	121	2012	02/12	(m)	40
Keller, TX	—	833	—	1,265	—	833	1,265	2,098	101	2012	06/12	(m)	40
Omaha, NE	—	1,181	—	1,676	—	1,181	1,676	2,857	124	2013	08/12	(m)	40
McKinney, TX	—	1,443	—	1,255	—	1,443	1,255	2,698	85	2013	11/12	(m)	40
Tulsa, OK	—	1,006	—	1,508	—	1,006	1,508	2,514	102	2013	12/12	(m)	40
Broken Arrow, OK	—	1,267	1,285	—	—	1,267	1,285	2,552	76	2013	04/13		40
Oklahoma City, OK	—	1,217	—	1,312	—	1,217	1,312	2,529	67	2013	06/13	(m)	40
Oklahoma City, OK	—	988	—	1,268	—	988	1,268	2,256	70	2013	06/13	(m)	40
Owasso, OK	—	641	—	1,313	—	641	1,313	1,954	64	2014	09/13	(m)	40
Longview, TX	—	1,020	—	1,488	—	1,020	1,488	2,508	54	2014	02/14	(m)	40
Georgetown, TX	—	1,101	—	1,830	—	1,101	1,830	2,931	59	2014	05/14	(m)	40

Rallys:
Toledo, OH	—	126	320	—	—	126	320	446	194	1989	07/92		39

RBC Bank:
Altamonte Springs, FL	—	1,316	2,014	—	—	1,316	2,014	3,330	324	2007	05/10		35

Regal Theatre:
Bolingbrook, IL	—	2,937	3,032	1,500	—	2,937	4,532	7,469	917	1994	09/07		30

Reliable Life Insurance:
St. Louis, MO	—	1,519	10,074	1,466	—	1,519	11,540	13,059	2,925	1975	05/04		40

Rent-A-Center:
Cohoes, NY	—	64	348	242	—	64	590	654	112	1994	09/04		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Rite Aid:
Douglasville, GA	—	413	995	—	—	413	995	1,408	496	1996	01/96		40
Conyers, GA	—	575	999	—	—	575	999	1,574	463	1997	06/97		40
Riverdale, GA	—	1,089	1,707	—	—	1,089	1,707	2,796	770	1997	12/97		40
Warner Robins, GA	—	707	—	1,227	—	707	1,227	1,934	520	1999	03/98	(g)	40
Mobile, AL (n)	—	1,137	1,694	—	—	1,137	1,694	2,831	595	2000	12/01		40
Orange Beach, AL	—	1,410	1,996	—	—	1,410	1,996	3,406	701	2000	12/01		40
Norfolk, VA	—	2,742	1,797	—	—	2,742	1,797	4,539	623	2001	02/02		40
Thorndale, PA	—	2,261	2,472	—	—	2,261	2,472	4,733	857	2001	02/02		40
West Mifflin, PA	—	1,402	2,044	—	—	1,402	2,044	3,446	709	1999	02/02		40
Albany, NY	—	25	867	—	—	25	867	892	245	1994	09/04		40
Saratoga Springs, NY	—	762	591	39	—	771	621	1,392	171	1993	09/04	(o)	40
Monticello, NY	—	664	769	—	—	664	769	1,433	207	1996	03/05		40
Clinton Twp, MI	—	977	1,664	—	—	977	1,664	2,641	99	1998	03/14		30
Dowagiac, MI	—	409	1,609	—	—	409	1,609	2,018	96	1998	03/14		30
Durham, NC	—	1,553	2,621	—	—	1,553	2,621	4,174	25	1999	09/15		30

Rite Care Pharmacy:
Dallas, TX	—	2,407	2,299	320	—	2,407	2,618	5,025	621	1971	06/05		40

RNR Wheels / RNR Tire Express:
Anderson, SC (n)	—	140	815	—	—	140	815	955	34	1996	07/14		35

Road Ranger:
Springfield, IL	—	705	1,500	—	—	705	1,500	2,205	358	1997	06/06		40
Belvidere, IL	—	1,098	1,256	1,257	—	1,098	2,513	3,611	439	1997	06/06		40
Brazil, IN	—	2,199	907	—	—	2,199	907	3,106	216	1990	06/06		40
Cherry Valley, IL	—	1,409	1,897	—	—	1,409	1,897	3,306	453	1991	06/06		40
Cottage Grove, WI	—	2,175	1,733	—	—	2,175	1,733	3,908	413	1990	06/06		40
Decatur, IL	—	815	1,314	—	—	815	1,314	2,129	314	2002	06/06		40
Dekalb, IL	—	747	1,658	—	—	747	1,658	2,405	395	2000	06/06		40
Elk Run Heights, IA	—	1,538	2,470	—	—	1,538	2,470	4,008	589	1989	06/06		40
Lake Station, IN	—	3,172	1,112	—	—	3,172	1,112	4,284	265	1987	06/06		40
Mendota, IL	—	1,218	3,295	—	—	1,218	3,295	4,513	552	1996	06/06		40
Oakdale, WI	—	1,844	1,663	—	—	1,844	1,663	3,507	397	1998	06/06		40
Rockford, IL	—	623	1,331	7	—	596	803	1,399	192	2000	06/06		40
Rockford, IL	—	1,094	1,662	—	—	1,093	1,662	2,755	396	1996	06/06		40
Springfield, IL	—	1,795	1,863	—	—	2,211	1,863	4,074	511	1978	06/06		40
Champaign, IL	—	3,241	2,008	—	—	3,241	2,008	5,249	445	2006	02/07		40
DeKalb, IL	—	505	1,503	—	—	505	1,503	2,008	333	2004	02/07		40
Fenton, MO	—	2,584	2,622	—	—	2,584	2,622	5,206	582	2007	02/07		40
Hampshire, IL	—	1,307	1,501	1,629	—	1,307	3,130	4,437	667	1988	02/07	(f)	40
Princeton, IL (n)	—	1,141	3,066	—	—	1,141	3,066	4,207	680	2003	02/07		40
South Beloit, IL	—	3,824	2,309	—	—	3,824	2,309	6,133	512	2002	02/07		40
Cedar Rapids, IA	—	1,025	984	—	—	1,025	984	2,009	216	1990	03/07		40
Marion, IA	—	737	1,071	—	—	737	1,071	1,808	235	1974	03/07		40
Okawville, IL	—	1,530	1,147	1,034	—	1,536	2,181	3,717	333	1997	08/07		40
Dubuque, IA	—	561	1,941	—	—	561	1,941	2,502	402	2000	09/07		40
Belvidere, IL	—	521	1,053	—	—	521	1,053	1,574	214	2008	09/07	(f)	40
South Beloit, IL	—	1,182	1,324	—	—	1,182	1,324	2,506	269	2008	09/07	(f)	40
Chicago, IL	—	1,350	6,450	—	—	1,350	6,450	7,800	892	1970	07/12		25
Bensenville, IL	—	842	3,164	—	—	842	3,164	4,006	84	2002	03/15		30
Loves Park, IL	—	911	2,283	—	—	911	2,283	3,194	52	2010	03/15		35

Robbins Diamonds:
Newark, DE	—	636	1,273	29	—	629	1,302	1,931	674	1994	12/94		40

Ross Dress for Less:
Coral Gables, FL	—	1,782	1,661	19	—	1,782	1,680	3,462	777	1994	06/96		38
Lodi, CA	—	614	1,415	—	—	614	1,415	2,029	432	1984	03/99		40

Rue 21:
Lapeer, MI	—	126	645	—	—	126	629	755	132	2007	10/05		40

Sally Beauty Supply:
Lapeer, MI	—	33	167	—	—	33	163	196	34	2007	10/05		40

Salons by JC:
Buford, GA	—	539	1,421	373	—	539	1,798	2,337	407	2003	07/04	(g)	40

Saltgrass Steakhouse:
Beaumont, TX	—	558	—	2,336	—	901	1,819	2,720	226	1975	09/10	(o)	30
San Antonio, TX	—	1,280	—	853	—	1,280	853	2,133	88	2011	08/11	(m)	40
Cypress, TX	—	1,071	—	1,886	—	1,071	1,886	2,957	163	2012	03/12	(m)	40
Midland, TX	—	837	2,073	—	—	837	2,073	2,910	151	1998	01/13		35
Port Arthur, TX	—	890	—	2,049	—	890	2,049	2,939	100	2014	08/13	(m)	40
McAllen, TX	—	1,390	—	1,148	—	1,393	1,146	2,539	53	2007	12/13	(o)	35
College Station, TX	—	934	—	2,076	—	934	2,076	3,010	67	2014	04/14	(m)	40
Lewisville, TX	—	1,268	—	2,456	—	1,268	2,456	3,724	5	2015	11/14	(m)	40
Waco, TX	—	730	—	2,321	—	730	2,321	3,051	17	2015	12/14	(m)	40
Odessa, TX	—	1,000	—	2,300	—	1,000	2,300	3,300	2	2015	01/15	(m)	40
Lubbock, TX	—	1,025	—	—	—	1,025	(e)	1,025	(e)	(e)	10/15	(m)	(e)

Savers Thrift Superstore:
Fairview Heights, IL	—	1,258	2,623	246	—	1,258	2,869	4,127	688	1980	10/05	(g)	40

Sawyer Jax:
Tacoma, WA	—	527	795	44	—	527	839	1,366	279	1981	12/01		40

Schlotzsky's Deli:
Phoenix, AZ	—	706	315	—	—	706	315	1,021	111	1995	12/01		40
Scottsdale, AZ	—	717	311	—	—	717	311	1,028	109	1995	12/01		40

Season's 52:
Schaumburg, IL	—	2,065	1,311	—	—	2,065	(i)	2,065	(i)	(i)	12/01		(i)

Select Comfort:
Tucson, AZ	—	906	—	1,271	—	906	1,271	2,177	28	2015	11/14	(m)	40

Shek's Chinese Express:
Eden Prairie, MN	—	65	261	—	—	65	261	326	89	1997	12/01		40
Shell:
Glendale, AZ	—	1,817	2,415	126	—	1,817	2,541	4,358	565	2001	05/08		40
Peoria, AZ	—	860	1,117	114	—	860	1,231	2,091	379	1987	05/08		30

Shop-a-Snak:
Bessemer, AL	—	564	742	—	—	564	742	1,306	179	2002	05/06		40
Chelsea, AL	—	391	628	—	—	391	628	1,019	151	1981	05/06		40
Jasper, AL (n)	—	551	747	—	—	551	747	1,298	180	1998	05/06		40
Birmingham, AL	—	361	744	—	—	361	744	1,105	179	1989	05/06		40
Birmingham, AL	—	446	672	—	—	446	672	1,118	162	1989	05/06		40
Birmingham, AL	—	439	704	—	—	439	704	1,143	169	1989	05/06		40
Homewood, AL	—	468	657	—	—	468	657	1,125	158	1990	05/06		40
Hoover, AL	—	713	865	—	—	713	865	1,578	208	1998	05/06		40
Hoover, AL	—	490	769	—	—	490	769	1,259	185	1992	05/06		40
Hoover, AL	—	764	1,157	—	—	663	1,157	1,820	278	2005	05/06		40
Trussville, AL	—	272	542	—	—	272	542	814	130	1992	05/06		40
Tuscaloosa, AL	—	386	733	—	—	386	733	1,119	176	1991	05/06		40
Tuscaloosa, AL	—	525	463	—	—	525	463	988	111	1991	05/06		40
Tuscaloosa, AL	—	432	559	—	—	432	559	991	135	1991	05/06		40

Shopko:
Riverdale, UT	—	2,294	5,396	—	—	2,294	5,396	7,690	189	1991	02/15		25
Spanish Fork, UT	—	1,526	4,458	—	—	1,526	4,458	5,984	156	1991	02/15		25
Spokane, WA	—	2,270	7,975	—	—	2,270	7,975	10,245	279	1986	02/15		25
West Bend, WI	—	1,435	7,654	—	—	1,435	7,654	9,089	268	1987	02/15		25

Sonic Automotive:
Charlotte, NC	—	3,619	4,854	—	—	3,619	4,854	8,473	1,047	1996	05/07		40

Sparkling Image:
Bakersfield, CA	—	3,664	3,709	11	—	3,664	3,721	7,385	827	1994	03/08		35
Bakersfield, CA	—	3,363	3,288	—	—	3,363	3,288	6,651	641	2002	03/08		40
Bakersfield, CA	—	3,346	6,016	—	—	3,346	6,016	9,362	1,336	1998	03/08		35
Bakersfield, CA	—	2,564	4,465	2,178	—	2,564	6,643	9,207	1,559	1988	03/08		30
Bakersfield, CA	—	2,798	5,260	22	—	1,781	284	2,065	266	1997	03/08		35
Bakersfield, CA	—	2,043	3,520	40	—	2,043	719	2,762	305	1988	03/08		30
San Fernando, CA	—	6,630	2,706	47	—	6,630	2,753	9,383	717	1988	03/08		30
Ventura, CA	—	5,590	4,431	94	—	5,590	4,526	10,116	878	2001	03/08		40
Ventura, CA	—	6,253	4,560	207	—	6,253	4,767	11,020	1,050	1994	03/08		35

Spec's Liquor and Fine Foods:
Corpus Christi, TX	—	768	841	601	—	768	1,442	2,210	613	1967	11/93		40
Coffee City, TX	—	1,330	3,858	—	—	1,330	3,858	5,188	1,049	1996	02/05		40

Speedy Cash:
Knoxville, TN	—	324	779	—	—	324	779	1,103	16	2014	04/15		35

Spencer’s Air Conditioning & Appliance:
Glendale, AZ	—	342	982	—	—	342	982	1,324	404	1999	12/98	(g)	40

Sports Authority:
Tampa, FL	—	2,128	1,522	—	—	2,128	1,522	3,650	742	1994	06/96		40
Sarasota, FL	—	1,428	1,703	—	—	1,428	1,703	3,131	507	1988	09/97		40
Memphis, TN	—	820	—	2,598	—	820	2,598	3,418	1,112	1998	12/97	(g)	40
Woodbridge, NJ (n)	—	3,750	5,983	—	—	3,750	5,983	9,733	1,938	1994	01/03		40

Sprint PCS:
Lewisville, TX	—	555	—	43	—	598	(e)	598	(e)	(e)	12/01	(m)	(e)

Staples:
Memphis, TN	—	931	2,210	—	—	931	2,210	3,141	118	2011	02/14		35

Starplex Theatre:
Southington, CT	—	1,346	—	4,263	—	1,346	4,263	5,609	218	1993	05/14	(o)	30

Steak N Shake:
Munhall, PA	—	688	727	—	—	688	727	1,415	42	2002	07/14		25
South Bend, IN	—	447	1,238	—	—	447	1,238	1,685	60	2004	07/14		30

Sterling Collision:
Lombard, IL	—	622	1,714	—	—	622	1,714	2,336	209	1997	12/12		25

Stone Mountain Chevrolet:
Lilburn, GA	—	3,027	4,685	—	—	3,027	4,685	7,712	1,332	2004	08/04		40

Stop N Go:
Grand Prairie, TX	—	421	685	—	—	421	685	1,106	240	1986	12/01		40

Stripes:
Laredo, TX	—	841	739	—	—	841	739	1,580	185	2001	12/05		40
Brownsville, TX	—	1,182	1,105	—	—	1,182	1,105	2,287	277	2000	12/05		40
Brownsville, TX	—	933	699	—	—	933	699	1,632	175	1999	12/05		40
Brownsville, TX	—	2,417	1,828	—	—	2,417	1,828	4,245	459	2000	12/05		40
Brownsville, TX	—	1,279	1,015	—	—	1,279	1,015	2,294	255	1990	12/05		40
Brownsville, TX	—	2,915	1,800	—	—	2,915	1,800	4,715	452	2000	12/05		40
Brownsville, TX	—	1,843	1,419	—	—	1,843	1,419	3,262	356	2000	12/05		40
Brownsville, TX	—	1,015	1,308	—	—	1,015	1,308	2,323	328	2003	12/05		40
Brownsville, TX	—	2,530	1,125	—	—	2,530	1,125	3,655	282	1990	12/05		40
Brownsville, TX	—	1,392	1,444	—	—	1,392	1,444	2,836	362	2005	12/05		40
Brownsville, TX	—	1,039	1,145	—	—	1,039	1,145	2,184	287	2004	12/05		40
Brownsville, TX	—	2,033	1,288	—	—	2,033	1,288	3,321	323	1995	12/05		40
Corpus Christi, TX	—	1,385	1,419	—	—	1,385	1,419	2,804	356	1982	12/05		40
Corpus Christi, TX	—	1,400	1,531	—	—	1,400	1,531	2,931	384	1984	12/05		40
Corpus Christi, TX	—	703	1,037	—	—	703	1,037	1,740	260	1986	12/05		40
Corpus Christi, TX	—	1,308	2,151	—	—	1,308	2,151	3,459	540	1995	12/05		40
Corpus Christi, TX	—	853	1,416	—	—	853	1,416	2,269	356	2005	12/05		40
Donna, TX	—	1,004	1,127	—	—	1,004	1,127	2,131	283	1995	12/05		40
Edinburg, TX	—	970	1,286	—	—	970	1,286	2,256	323	2003	12/05		40
Edinburg, TX	—	1,317	1,624	—	—	1,317	1,624	2,941	408	1999	12/05		40
Falfurias, TX	—	4,244	4,458	—	—	4,213	4,458	8,671	1,119	2002	12/05		40
Freer, TX	—	1,151	1,158	—	—	1,151	1,158	2,309	291	1984	12/05		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
George West, TX	—	1,243	695	—	—	1,243	695	1,938	174	1996	12/05	40
Harlingen, TX	—	755	601	—	—	755	601	1,356	151	1987	12/05	40
Harlingen, TX	—	754	1,152	—	—	754	1,152	1,906	289	1999	12/05	40
Harlingen, TX	—	906	953	—	—	906	953	1,859	239	1991	12/05	40
La Feria, TX	—	900	1,347	—	—	900	1,347	2,247	338	1988	12/05	40
Laredo, TX	—	675	533	—	—	675	533	1,208	134	1993	12/05	40
Laredo, TX	—	736	670	—	—	736	670	1,406	168	1984	12/05	40
Laredo, TX	—	459	460	—	—	459	460	919	115	1983	12/05	40
Laredo, TX	—	1,553	1,775	—	—	1,553	1,775	3,328	446	2000	12/05	40
Laredo, TX	—	1,495	1,400	—	—	1,495	1,400	2,895	352	1993	12/05	40
Lawton, OK	—	697	964	—	—	649	964	1,613	242	1984	12/05	40
Los Indios, TX	—	1,387	1,457	—	—	1,387	1,457	2,844	366	2005	12/05	40
McAllen, TX	—	987	893	—	—	987	893	1,880	224	1999	12/05	40
McAllen, TX	—	975	1,030	—	—	975	1,030	2,005	259	2003	12/05	40
Mission, TX	—	1,125	1,213	—	—	1,125	1,213	2,338	305	2003	12/05	40
Mission, TX	—	880	1,101	—	—	880	1,101	1,981	276	1999	12/05	40
Olmito, TX	—	3,688	2,880	—	—	3,688	2,880	6,568	723	2002	12/05	40
Pharr, TX	—	784	805	—	—	784	805	1,589	202	2000	12/05	40
Pharr, TX	—	982	1,178	—	—	982	1,178	2,160	296	1988	12/05	40
Pharr, TX	—	2,426	1,881	—	—	2,426	1,881	4,307	472	2003	12/05	40
Port Isabel, TX	—	2,062	1,299	—	—	2,062	1,299	3,361	326	1994	12/05	40
Portland, TX	—	656	915	—	—	656	915	1,571	230	1983	12/05	40
Progreso, TX	—	1,769	1,811	—	—	1,769	1,811	3,580	455	1999	12/05	40
Riviera, TX	—	2,351	2,158	—	—	2,351	2,158	4,509	542	2005	12/05	40
San Benito, TX	—	1,103	1,586	—	—	1,103	1,586	2,689	398	2005	12/05	40
San Benito, TX	—	791	1,857	—	—	791	1,857	2,648	466	1994	12/05	40
San Juan, TX	—	1,124	1,172	—	—	1,124	1,172	2,296	294	1996	12/05	40
San Juan, TX	—	1,424	1,546	—	—	1,424	1,546	2,970	388	2004	12/05	40
South Padre Island, TX	—	1,367	1,389	—	—	1,367	1,389	2,756	349	1988	12/05	40
Wichita Falls, TX	—	440	751	—	—	440	751	1,191	189	1984	12/05	40
Wichita Falls, TX	—	484	828	—	—	484	828	1,312	208	1983	12/05	40
Wichita Falls, TX	—	905	1,351	—	—	905	1,351	2,256	339	2000	12/05	40
Palmview, TX	—	835	1,372	—	—	835	1,372	2,207	316	2005	10/06	40
Harlingen, TX	—	638	1,807	—	—	638	1,807	2,445	408	2006	12/06	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Rio Grande City, TX	—	1,871	1,612	—	—	1,871	1,612	3,483	364	2006	12/06	40
San Juan, TX	—	816	1,434	—	—	816	1,434	2,250	324	2006	12/06	40
Zapata, TX	—	1,333	1,773	—	—	1,333	1,773	3,106	401	2006	12/06	40
Orange Grove, TX	—	1,767	1,838	—	—	1,767	1,838	3,605	400	2007	04/07	40
Harlingen, TX	—	408	826	—	—	408	826	1,234	224	1982	11/07	30
Laredo, TX	—	448	734	—	—	448	734	1,182	199	1981	11/07	30
Laredo, TX	—	468	728	—	—	468	728	1,196	197	1973	11/07	30
Laredo, TX	—	584	958	—	—	584	958	1,542	260	1981	11/07	30
Laredo, TX	—	348	1,168	—	—	348	1,168	1,516	316	1983	11/07	30
Laredo, TX	—	698	1,169	—	—	698	1,169	1,867	316	1981	11/07	30
San Benito, TX	—	420	1,135	—	—	420	1,135	1,555	307	1985	11/07	30
Del Rio, TX	—	1,565	758	—	—	1,565	758	2,323	154	1996	11/07	40
Kerrville, TX	—	640	1,616	—	—	640	1,616	2,256	328	1996	11/07	40
Monahans, TX	—	2,628	2,973	—	—	2,628	2,973	5,601	604	1996	11/07	40
Odessa, TX	—	2,633	3,199	—	—	2,633	3,199	5,832	650	2006	11/07	40
San Angelo, TX	—	194	471	—	—	194	471	665	96	1998	11/07	40
Pharr, TX	—	573	1,229	—	—	573	1,229	1,802	247	2000	12/07	40
Harlingen, TX	—	277	808	—	—	277	808	1,085	214	1983	01/08	30
Harlingen, TX	—	329	935	—	—	329	935	1,264	248	1980	01/08	30
Laredo, TX	—	325	816	—	—	325	816	1,141	216	1983	01/08	30
McAllen, TX	—	643	1,776	—	—	643	1,776	2,419	471	1980	01/08	30
Port Isabel, TX	—	299	855	—	—	299	855	1,154	227	1983	01/08	30
Brownsville, TX	—	843	1,429	—	—	843	1,429	2,272	272	2007	05/08	40
Edinburg, TX	—	834	1,787	—	—	834	1,787	2,621	341	2007	05/08	40
La Villa, TX	—	710	2,166	—	—	710	2,166	2,876	413	2007	05/08	40
Laredo, TX	—	1,183	1,934	—	—	1,183	1,934	3,117	369	2007	05/08	40
Laredo, TX	—	879	1,593	—	—	879	1,593	2,472	304	2007	05/08	40
McAllen, TX	—	1,270	2,383	—	—	1,270	2,383	3,653	606	1986	05/08	30
Houston, TX (n)	—	696	1,458	—	—	696	1,458	2,154	257	2008	12/08	40
Lubbock, TX	—	671	1,612	—	—	671	1,612	2,283	284	2007	12/08	40

Studio Nail and Spa:
Cohoes, NY	—	27	145	59	—	27	204	231	50	1994	09/04	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Subway:
Eden Prairie, MN	—	54	150	67	—	54	218	272	75	1997	12/01	40
Albany, NY	—	3	67	—	—	3	67	70	19	1992	09/04	40
Cohoes, NY	—	21	116	8	—	21	123	144	37	1994	09/04	40

Sullivan's Steakhouse:
Lincolnshire, IL	—	862	1,574	—	—	862	1,574	2,436	249	1999	01/12	25

Sunbelt Rentals:
Dayton, OH	—	391	1,223	—	—	391	1,223	1,614	130	2008	04/12	35
Shepherdsville, KY	—	516	1,577	—	—	516	1,577	2,093	167	2009	04/12	35

Sunoco:
Arnold, MD	—	417	581	—	—	417	581	998	52	1993	04/13	30
Baltimore, MD	—	455	2,122	—	—	455	2,122	2,577	230	1980	04/13	25
Baltimore, MD	—	523	2,809	—	—	523	2,809	3,332	304	1982	04/13	25
Baltimore, MD	—	271	1,482	—	—	271	1,482	1,753	161	1968	04/13	25
Baltimore, MD	—	620	1,279	—	—	620	1,279	1,899	115	1989	04/13	30
Baltimore, MD	—	310	1,686	—	—	310	1,686	1,996	130	2004	04/13	35
Baltimore, MD	—	542	2,054	—	—	542	2,054	2,596	185	1998	04/13	30
Baltimore, MD	—	368	1,647	—	—	368	1,647	2,015	149	1996	04/13	30
Bel Air, MD	—	1,376	620	—	—	1,376	620	1,996	56	1994	04/13	30
Bethesda, MD	—	1,414	1,347	—	—	1,414	1,347	2,761	146	1971	04/13	25
Centreville, VA	—	1,753	697	—	—	1,753	697	2,450	63	1994	04/13	30
Chantilly, VA	—	1,472	1,831	—	—	1,472	1,831	3,303	198	1966	04/13	25
Dale City, VA	—	639	2,461	—	—	639	2,461	3,100	222	1992	04/13	30
Dumfries, VA	—	387	2,364	—	—	387	2,364	2,751	213	1999	04/13	30
Edgewood, MD	—	823	2,073	—	—	823	2,073	2,896	225	1985	04/13	25
Frederick, MD	—	940	1,860	—	—	940	1,860	2,800	168	1996	04/13	30
Gaithersburg, MD	—	1,027	2,073	—	—	1,027	2,073	3,100	225	1982	04/13	25
Glen Burnie, MD	—	804	1,647	—	—	804	1,647	2,451	149	1994	04/13	30
Herndon, VA	—	707	1,792	—	—	707	1,792	2,499	162	1989	04/13	30
Joppa, MD	—	862	174	—	—	862	174	1,036	19	1987	04/13	25
Manassas, VA	—	1,230	1,521	—	—	1,230	1,521	2,751	137	1991	04/13	30
Manassas, VA	—	746	1,434	—	—	746	1,434	2,180	129	1993	04/13	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Odenton, MD	—	668	2,780	—	—	668	2,780	3,448	251	2000	04/13	30
Owings Mills, MD	—	1,337	911	—	—	1,337	911	2,248	82	1994	04/13	30
Parkton, MD	—	397	2,151	—	—	397	2,151	2,548	194	1993	04/13	30
Pasadena, MD	—	407	1,492	—	—	407	1,492	1,899	135	1989	04/13	30
Pasadena, MD	—	591	2,509	—	—	591	2,509	3,100	227	1997	04/13	30
Perryville, MD	—	601	3,778	—	—	601	3,778	4,379	341	1990	04/13	30
Randallstown, MD	—	746	1,715	—	—	746	1,715	2,461	155	1995	04/13	30
Reisterstown, MD	—	649	2,354	—	—	649	2,354	3,003	213	1995	04/13	30
Rockville, MD	—	1,996	2,054	—	—	1,996	2,054	4,050	222	1971	04/13	25
Severn, MD	—	765	3,139	—	—	765	3,139	3,904	283	1987	04/13	30
Sterling, VA	—	1,356	1,095	—	—	1,356	1,095	2,451	99	1997	04/13	30
Sterling, VA	—	1,540	2,461	—	—	1,540	2,461	4,001	222	1998	04/13	30
Timonium, MD	—	1,356	1,598	—	—	1,356	1,598	2,954	173	1981	04/13	25
Towson, MD	—	630	2,771	—	—	630	2,771	3,401	300	1988	04/13	25
Warrenton, VA	—	1,802	2,703	—	—	1,802	2,703	4,505	244	1994	04/13	30
Woodbridge, VA	—	678	2,664	—	—	678	2,664	3,342	289	1988	04/13	25

Sunshine Energy:
Kansas City, MO	—	517	720	—	—	517	720	1,237	186	1993	07/09	25
Neosho, MO	—	352	775	—	—	352	754	1,106	189	1992	07/09	18

SunTrust:
Albany, GA	—	287	890	—	—	287	890	1,177	151	1990	06/13	15
Alexandria, VA	—	2,735	732	—	—	2,735	732	3,467	124	1969	06/13	15
Alpharetta, GA	—	1,625	1,366	—	—	1,625	1,366	2,991	174	1991	06/13	20
Alpharetta, GA	—	1,056	1,425	—	—	1,056	1,425	2,481	121	2005	06/13	30
Arlington, VA	—	1,998	638	—	—	1,998	638	2,636	81	1993	06/13	20
Atlanta, GA	—	2,130	1,623	—	—	2,130	1,623	3,753	206	1976	06/13	20
Atlanta, GA	—	296	748	—	—	296	748	1,044	127	1964	06/13	15
Augusta, GA	—	865	872	—	—	865	872	1,737	222	1972	06/13	10
Augusta, GA	—	472	443	—	—	472	443	915	225	1970	06/13	5
Augusta, GA	—	352	397	—	—	352	397	749	202	1949	06/13	5
Avon Park, FL	—	360	1,564	—	—	360	1,564	1,924	133	1983	06/13	30
Bartow, FL	—	218	769	—	—	218	769	987	78	1980	06/13	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Beaverdam, VA	—	230	309	—	—	230	309	539	157	1964	06/13	5
Belleview, FL	—	226	1,085	—	—	226	1,085	1,311	92	1979	06/13	30
Beverly Hills, FL	—	376	1,414	—	—	376	1,414	1,790	120	1989	06/13	30
Black Mountain, NC	—	780	655	—	—	780	655	1,435	333	1943	06/13	5
Bladensburg, MD	—	1,528	1,538	—	—	1,528	1,538	3,066	130	1946	06/13	30
Boca Raton, FL	—	1,663	654	—	—	1,663	654	2,317	166	1977	06/13	10
Bradenton, FL	—	437	1,251	—	—	429	1,251	1,680	106	1980	06/13	30
Brunswick, GA	—	158	2,169	—	—	158	2,169	2,327	1,103	1957	06/13	5
Butner, NC	—	344	606	—	—	344	606	950	77	1957	06/13	20
Cape Coral, FL	—	1,065	1,032	—	—	1,065	1,032	2,097	131	1980	06/13	20
Cary, NC	—	616	826	—	—	616	826	1,442	105	1987	06/13	20
Chapel Hill, NC	—	323	541	—	—	323	541	864	92	1963	06/13	15
Chattanooga, TN	—	308	652	—	—	308	652	960	331	1972	06/13	5
Chattanooga, TN	—	336	341	—	—	336	341	677	173	1974	06/13	5
Chattanooga, TN	—	496	824	—	—	496	824	1,320	419	1948	06/13	5
Chattanooga, TN	—	260	374	—	—	260	374	634	190	1981	06/13	5
Chestertown, MD	—	856	290	—	—	856	290	1,146	148	1974	06/13	5
Clearwater, FL	—	433	530	—	—	433	530	963	90	1983	06/13	15
Conyers, GA	—	366	501	—	—	366	501	867	127	1986	06/13	10
Crystal River, FL	—	430	2,971	—	—	430	2,971	3,401	216	1983	06/13	35
Daytona Beach Shores, FL	—	318	720	—	—	318	720	1,038	73	1982	06/13	25
Deland, FL	—	270	1,296	—	—	270	1,296	1,566	110	1993	06/13	30
Denton, NC	—	472	783	—	—	472	783	1,255	133	1969	06/13	15
Doral, FL	—	1,912	1,100	—	—	1,912	1,100	3,012	140	1988	06/13	20
Douglas, GA	—	354	168	—	—	354	168	522	85	1972	06/13	5
Duluth, GA	—	851	845	—	—	851	845	1,696	107	1992	06/13	20
Edgewater, FL	—	419	1,417	—	—	419	1,417	1,836	120	1986	06/13	30
Erwin, NC	—	380	89	—	—	380	89	469	45	1955	06/13	5
Flagler Beach, FL	—	366	1,313	—	—	366	1,313	1,679	95	1993	06/13	35
Fort Myers, FL	—	543	758	—	—	543	758	1,301	77	1986	06/13	25
Fort Myers, FL	—	814	684	—	—	814	684	1,498	116	1986	06/13	15
Franklin, VA	—	103	911	—	—	103	911	1,014	154	1967	06/13	15
Gainesville, GA	—	406	1,830	—	—	406	1,830	2,236	930	1966	06/13	5
Greenacres City, FL	—	1,395	1,533	—	—	1,395	1,533	2,928	130	1988	06/13	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Greensboro, NC	—	516	394	—	—	516	394	910	200	1980	06/13	5
Gulf Breeze, FL	—	1,021	1,382	—	—	1,021	1,382	2,403	351	1960	06/13	10
Haines City, FL	—	405	1,241	—	—	405	1,241	1,646	105	1989	06/13	30
Hallandale Beach, FL	—	1,735	2,343	—	—	1,735	2,343	4,078	298	1971	06/13	20
Harrisonburg, VA	—	245	438	—	—	245	438	683	222	1968	06/13	5
Hialeah, FL	—	2,578	1,149	—	—	2,578	1,149	3,727	292	1978	06/13	10
Holly Hill, FL	—	509	699	—	—	509	699	1,208	355	1963	06/13	5
Homosassa, FL	—	344	825	—	—	344	825	1,169	84	1985	06/13	25
Hudson, NC	—	220	207	—	—	220	207	427	26	1994	06/13	20
Huntersville, NC	—	177	830	—	—	177	830	1,007	84	1998	06/13	25
Inverness, FL	—	471	755	—	—	471	755	1,226	128	1984	06/13	15
Jacksonville, FL	—	938	926	—	—	938	926	1,864	118	1979	06/13	20
Jacksonville, FL	—	674	821	—	—	674	821	1,495	83	1987	06/13	25
Jonesboro, GA	—	591	1,185	—	—	591	1,185	1,776	602	1965	06/13	5
Jonesborough, TN	—	95	285	—	—	95	285	380	145	1974	06/13	5
Jupiter, FL	—	1,035	1,327	—	—	1,035	1,327	2,362	96	1998	06/13	35
Kannapolis, NC	—	850	834	—	—	850	834	1,684	424	1906	06/13	5
Kernersville, NC	—	284	708	—	—	284	708	992	120	1990	06/13	15
Lady Lake, FL	—	388	1,537	—	—	388	1,537	1,925	130	1996	06/13	30
Lady Lake, FL	—	340	1,355	—	—	340	1,355	1,695	115	1996	06/13	30
Lake City, TN	—	326	514	—	—	326	514	840	261	1958	06/13	5
Lake Placid, FL	—	289	1,402	—	—	289	1,402	1,691	119	1988	06/13	30
Largo, FL	—	258	643	—	—	258	643	901	82	1979	06/13	20
Lawrenceburg, TN	—	205	413	—	—	205	413	618	210	1975	06/13	5
Lawrenceville, GA	—	657	1,764	—	—	657	1,764	2,421	448	1985	06/13	10
Lightfoot, VA	—	177	512	—	—	177	512	689	130	1973	06/13	10
Lynn Haven, FL	—	797	865	—	—	797	865	1,662	220	1974	06/13	10
Macon, GA	—	207	392	—	—	207	392	599	66	1980	06/13	15
Madison Heights, VA	—	215	379	—	—	215	379	594	192	1973	06/13	5
Manassas, VA	—	1,765	1,714	—	—	1,765	1,714	3,479	218	1967	06/13	20
Marietta, GA	—	617	714	—	—	617	714	1,331	181	1974	06/13	10
Mechanicsville, VA	—	343	493	—	—	343	493	836	250	1965	06/13	5
Mocksville, NC	—	189	434	—	—	189	434	623	220	1967	06/13	5
Monroe, NC	—	586	353	—	—	586	353	939	180	1981	06/13	5

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Murfreesboro, TN	—	276	554	—	—	276	554	830	94	1989	06/13	15
N Miami Beach, FL	—	915	497	—	—	915	497	1,412	84	1986	06/13	15
Nashville, TN	—	679	394	—	—	679	394	1,073	200	1949	06/13	5
Nashville, TN	—	438	1,295	—	—	438	1,295	1,733	110	1994	06/13	30
Nashville, TN	—	627	639	—	—	627	639	1,266	162	1972	06/13	10
New Port Richey, FL	—	463	1,178	—	—	463	1,178	1,641	120	1998	06/13	25
Norcross, GA	—	789	663	—	—	789	663	1,452	112	1986	06/13	15
Norwood, NC	—	519	410	—	—	519	410	929	208	1946	06/13	5
Orlando, FL	—	637	1,415	—	—	637	1,415	2,052	144	1999	06/13	25
Orlando, FL	—	801	1,135	—	—	801	1,135	1,936	144	1993	06/13	20
Palm Harbor, FL	—	836	1,139	—	—	836	1,139	1,975	145	1984	06/13	20
Palm Harbor, FL	—	532	384	—	—	532	384	916	98	1983	06/13	10
Punta Gorda, FL (n)	—	1,483	1,330	—	—	1,483	1,330	2,813	169	1972	06/13	20
Radford, VA	—	221	326	—	—	221	326	547	165	1964	06/13	5
Raleigh, NC	—	798	1,286	—	—	798	1,286	2,084	163	1974	06/13	20
Richmond, VA	—	283	245	—	—	283	245	528	124	1973	06/13	5
Richmond, VA	—	398	673	—	—	398	673	1,071	342	1972	06/13	5
Richmond, VA	—	263	563	—	—	263	563	826	143	1981	06/13	10
Roanoke, VA	—	264	256	—	—	264	256	520	130	1973	06/13	5
Roanoke, VA	—	103	360	—	—	103	360	463	92	1957	06/13	10
Roxboro, NC	—	452	918	—	—	452	918	1,370	156	1983	06/13	15
Sebastian, FL	—	438	856	—	—	438	856	1,294	109	1987	06/13	20
Sebring, FL	—	326	920	—	—	326	920	1,246	94	1985	06/13	25
South Boston, VA	—	221	1,441	—	—	221	1,441	1,662	183	1975	06/13	20
Spartanburg, SC	—	435	372	—	—	435	372	807	95	1921	06/13	10
Spotsylvania, VA	—	1,398	1,158	—	—	1,398	1,158	2,556	84	1964	06/13	35
Spring Hill, FL	—	460	1,102	—	—	460	1,102	1,562	560	1973	06/13	5
Spring Hill, FL	—	631	1,950	—	—	631	1,950	2,581	165	1988	06/13	30
St. Petersburg, FL	—	207	1,150	—	—	207	1,150	1,357	97	1974	06/13	30
Stuart, FL (n)	—	1,143	2,570	—	—	1,143	2,570	3,713	218	1985	06/13	30
Sun City Center, FL (n)	—	568	3,671	—	—	568	3,671	4,239	267	1971	06/13	35
Tamarac, FL	—	966	1,115	—	—	966	1,115	2,081	283	1972	06/13	10
Tucker, GA	—	395	1,208	—	—	395	1,208	1,603	153	1971	06/13	20
Valrico, FL	—	178	870	—	—	178	870	1,048	74	1981	06/13	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Virginia Beach, VA	—	326	366	—	—	326	366	692	93	1985	06/13	10
Warner Robins, GA	—	905	1,276	—	—	905	1,276	2,181	324	1973	06/13	10
Washington, DC	—	2,095	945	—	—	2,095	945	3,040	80	1950	06/13	30
Wildwood, FL	—	308	953	—	—	308	953	1,261	97	1978	06/13	25
Youngsville, NC	—	237	165	—	—	237	165	402	84	1946	06/13	5
Zephyrhills, FL	—	267	1,301	—	—	267	1,301	1,568	110	1984	06/13	30
Zephyrhills, FL	—	345	3,112	—	—	345	3,112	3,457	527	1972	06/13	15

Superior Petroleum:
Midway, PA	—	311	708	—	—	311	708	1,019	235	1990	01/06	30

Supervalu:
Huntington, WV	—	1,254	761	—	—	1,254	761	2,015	359	1971	02/97	40
Maple Heights, OH	—	1,035	2,874	—	—	1,035	2,874	3,909	1,356	1985	02/97	40

Susser HQ:
Corpus Christi, TX	—	630	3,131	—	—	630	3,131	3,761	1,315	1982	03/99	40

Swansea Quick Cash:
Swansea, IL	—	46	132	—	—	46	132	178	70	1997	12/01	40

Sweet Berries Cafe:
Sherman, TX	—	233	126	24	—	233	150	383	67	1969	09/06	20

Taco Bell:
Ocala, FL	—	275	755	—	—	275	755	1,030	265	2001	12/01	40
Phoenix, AZ	—	594	283	—	—	594	283	877	99	1995	12/01	40
Bedford, IN	—	797	937	—	—	797	937	1,734	225	1989	05/06	40
Columbus, IN	—	1,257	2,055	—	—	1,257	2,055	3,312	494	1990	05/06	40
Columbus, IN	—	690	1,213	—	—	690	1,213	1,903	292	2005	05/06	40
Evansville, IN	—	308	1,301	—	—	308	1,301	1,609	313	2000	05/06	40
Evansville, IN	—	221	828	—	—	221	828	1,049	199	2003	05/06	40
Evansville, IN	—	524	1,815	—	—	524	1,815	2,339	437	2005	05/06	40
Fishers, IN	—	990	486	—	—	990	486	1,476	117	1998	05/06	40
Greensburg, IN	—	648	1,079	—	—	648	1,079	1,727	260	1998	05/06	40
Indianapolis, IN	—	1,032	1,650	—	—	1,032	1,650	2,682	397	2004	05/06	40
Indianapolis, IN	—	547	703	—	—	547	703	1,250	169	2004	05/06	40
Madisonville, KY	—	682	1,193	—	—	682	1,193	1,875	287	1999	05/06	40
Ownesboro, KY	—	639	1,326	—	—	639	1,326	1,965	319	2005	05/06	40
Shelbyville, IN	—	670	1,756	—	—	670	1,756	2,426	423	1998	05/06	40
Speedway, IN	—	408	1,426	—	—	408	1,426	1,834	343	2003	05/06	40
Terre Haute, IN	—	1,037	1,656	—	—	1,037	1,656	2,693	398	2003	05/06	40
Terre Haute, IN	—	1,314	2,249	—	—	1,314	2,249	3,563	541	2003	05/06	40
Vincennes, IN	—	502	880	—	—	502	880	1,382	212	2004	05/06	40
Hialeah, FL	—	432	—	—	—	432	(e)	432	(e)	(e)	09/06	(e)
Anderson, SC	—	176	436	—	—	176	436	612	73	2000	12/10	30
Anderson, SC	—	273	820	—	—	273	820	1,093	165	1989	12/10	25
Asheville, NC	—	408	732	—	—	408	732	1,140	148	1992	12/10	25
Asheville, NC	—	252	483	—	—	252	483	735	97	1993	12/10	25
Black Mountain, NC	—	149	313	—	—	149	313	462	63	1992	12/10	25
Blue Ridge, GA	—	276	553	—	—	276	553	829	112	1992	12/10	25
Cedartown, GA	—	353	890	—	—	353	890	1,243	180	1990	12/10	25
Duncan, SC	—	280	483	—	—	280	483	763	81	1999	12/10	30
Easley, SC (n)	—	444	818	—	—	444	818	1,262	165	1991	12/10	25
Fort Payne, AL	—	362	533	—	—	362	533	895	107	1989	12/10	25
Franklin, NC	—	472	687	—	—	472	687	1,159	139	1992	12/10	25
Gaffney, SC	—	388	940	—	—	388	940	1,328	158	1998	12/10	30
Greenville, SC	—	414	810	—	—	414	810	1,224	136	1995	12/10	30
Greenville, SC	—	169	330	—	—	169	330	499	67	1990	12/10	25
Hendersonville, NC	—	569	1,163	—	—	569	1,163	1,732	235	1988	12/10	25
Inman, SC	—	223	502	—	—	223	502	725	84	1999	12/10	30
Lavonia, GA	—	122	359	—	—	122	359	481	60	1999	12/10	30
Madison, AL	—	498	886	—	—	498	886	1,384	179	1985	12/10	25
Oneonta, AL	—	362	881	—	—	362	881	1,243	178	1992	12/10	25
Piedmont, SC	—	249	702	—	—	249	702	951	118	2000	12/10	30
Pisgah Forest, NC	—	260	672	—	—	260	672	932	113	1998	12/10	30
Rainsville, AL	—	411	1,077	—	—	411	1,077	1,488	181	1998	12/10	30
Seneca, SC	—	304	807	—	—	304	807	1,111	163	1993	12/10	25
Simpsonville, SC	—	635	1,022	—	—	635	1,022	1,657	206	1991	12/10	25
Spartanburg, SC	—	239	496	—	—	239	496	735	83	1992	12/10	30
Spartanburg, SC	—	492	949	—	—	492	949	1,441	160	1993	12/10	30
Sylva, NC	—	580	786	—	—	580	786	1,366	132	1994	12/10	30
Toccoa, GA	—	201	600	—	—	201	600	801	101	1993	12/10	30
Anderson, IN	—	313	1,338	—	—	313	1,338	1,651	116	2008	12/12	35
Bloomington, IN	—	275	1,026	—	—	275	1,026	1,301	125	1988	12/12	25
Bloomington, IN	—	332	1,234	—	—	332	1,234	1,566	107	2009	12/12	35
Carmel, IN	—	360	1,546	—	—	360	1,546	1,906	157	1994	12/12	30
Daleville, IN	—	209	893	—	—	209	893	1,102	91	1995	12/12	30
Edinburgh, IN	—	313	1,338	—	—	313	1,338	1,651	116	2007	12/12	35
Evansville, IN	—	209	1,092	—	—	209	1,092	1,301	95	2008	12/12	35
Indianapolis, IN	—	351	1,452	—	—	351	1,452	1,803	147	2005	12/12	30
Indianapolis, IN	—	209	799	—	—	209	799	1,008	81	1994	12/12	30
Indianapolis, IN	—	247	931	—	—	247	931	1,178	94	1995	12/12	30
Indianapolis, IN	—	304	1,206	—	—	304	1,206	1,510	105	2010	12/12	35
Indianapolis, IN	—	285	1,225	—	—	285	1,225	1,510	106	2008	12/12	35
Indianapolis, IN	—	256	1,102	—	—	256	1,102	1,358	96	2008	12/12	35
Jasper, IN	—	200	960	—	—	200	960	1,160	97	1992	12/12	30
New Castle, IN	—	427	1,830	—	—	427	1,830	2,257	186	2006	12/12	30
Owensboro, KY	—	436	1,119	—	—	436	1,119	1,555	97	2010	12/12	35
Connersville, IN	—	136	1,280	—	—	136	1,280	1,416	105	1991	07/13	30
Linton, IN	—	155	1,203	—	—	155	1,203	1,358	99	1996	07/13	30
Owensboro, KY	—	136	1,549	—	—	136	1,549	1,685	127	1998	07/13	30
Arnold, MO	—	436	698	—	—	436	698	1,134	66	1991	08/13	25
Collinsville, IL	—	368	1,713	—	—	368	1,713	2,081	163	1993	08/13	25
East Alton, IL	—	271	1,008	—	—	271	1,008	1,279	80	1991	08/13	30
Edwardsville, IL	—	310	1,549	—	—	310	1,549	1,859	123	1987	08/13	30
Eureka, MO	—	466	466	—	—	466	466	932	44	1984	08/13	25
Granite City, IL	—	707	852	—	—	707	852	1,559	58	2006	08/13	35
Hazelwood, MO	—	513	1,470	—	—	513	1,470	1,983	116	1991	08/13	30
Maryland Heights, MO	—	407	862	—	—	407	862	1,269	68	1991	08/13	30
O'Fallon, MO	—	580	1,403	—	—	580	1,403	1,983	95	2003	08/13	35
O'Fallon, MO	—	445	1,770	—	—	445	1,770	2,215	140	1985	08/13	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
St. Charles, MO	—	581	872	—	—	581	872	1,453	69	2000	08/13		30
St. Louis, MO	—	252	785	—	—	252	785	1,037	62	1990	08/13		30
St. Louis, MO	—	465	1,171	—	—	465	1,171	1,636	79	2009	08/13		35
St. Louis, MO	—	252	1,047	—	—	252	1,047	1,299	99	1981	08/13		25

Taco Bueno:
Moore, OK	—	624	507	—	—	624	507	1,131	9	2015	01/15		40
Mansfield, TX	—	808	—	508	—	808	508	1,316	4	2015	06/15	(m)	40

Taco Cabana:
Austin, TX	—	561	1,227	—	—	561	1,227	1,788	31	1994	02/15		35
Houston, TX	—	1,070	978	—	—	1,070	978	2,048	34	1998	02/15		25
Houston, TX	—	590	1,284	—	—	590	1,284	1,874	37	1987	02/15		30
Houston, TX	—	667	852	—	—	667	852	1,519	25	2000	02/15		30
San Antonio, TX	—	492	1,283	—	—	492	1,283	1,775	32	1995	02/15		35

Tapestry Solutions:
St. Louis, MO	—	556	3,688	—	—	925	3,688	4,613	1,071	1975	05/04	(g)	40

Texas Roadhouse:
Grand Junction, CO	—	584	920	—	—	584	920	1,504	323	1997	12/01		40
Thornton, CO	—	599	1,019	—	—	599	1,019	1,618	358	1998	12/01		40
Palm Bay, FL	—	1,035	1,512	—	—	1,035	1,512	2,547	229	2004	06/11		30

TGI Friday's:
Corpus Christi, TX	—	1,210	1,532	—	—	1,157	1,532	2,689	538	1995	12/01		40

The Beach:
Mason, OH	—	1,707	1,303	—	—	1,707	1,303	3,010	145	1985	03/13		25

The Containter Store:
Plano, TX	—	1,758	5,115	—	—	1,758	5,115	6,873	384	2009	05/13		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
The Snooty Fox:
Cincinnati, OH	—	282	521	403	—	543	662	1,205	204	1998	12/01	40

The Tile Shop:
Scarsdale, NY	—	4,509	2,454	352	—	4,509	2,807	7,316	748	1996	09/97	40
Buford, GA	—	1,267	2,406	25	—	1,267	2,430	3,697	693	2003	07/04	40

Third Federal Savings:
Parma, OH	—	370	238	1,100	—	370	1,338	1,708	518	1977	09/06	20

This Is Wings of Wingdom:
Montgomery, AL	—	1,418	1,140	—	—	1,418	1,044	2,462	373	1999	12/01	40

Tile Outlets of America:
Sarasota, FL	—	1,168	1,904	735	—	1,170	2,639	3,809	690	1988	09/97	40

TitleMax:
Geneva, IL	—	473	436	—	—	484	375	859	136	1996	12/01	40
Mobile, AL	—	491	498	—	—	491	498	989	175	1997	12/01	40
Dallas, TX	—	1,554	1,229	46	—	1,554	1,275	2,829	330	1982	06/05	40
Aiken, SC	—	442	646	—	—	442	646	1,088	159	1989	08/08	30
Anniston, AL	—	160	453	—	—	160	453	613	84	2008	08/08	40
Berkeley, MO	—	237	282	—	—	237	282	519	104	1961	08/08	20
Cheraw, SC	—	88	330	—	—	88	330	418	97	1976	08/08	25
Columbia, SC	—	212	319	—	—	212	319	531	78	1987	08/08	30
Dalton, GA	—	178	347	—	—	178	347	525	102	1972	08/08	25
Darlington, SC	—	47	267	—	—	47	267	314	79	1973	08/08	25
Fairfield, AL	—	133	178	—	—	133	178	311	52	1974	08/08	25
Gadsden, AL	—	250	389	—	—	250	389	639	72	2007	08/08	40
Hueytown, AL	—	135	93	—	—	135	93	228	69	1948	08/08	10
Jonesboro, GA	—	675	292	—	—	675	292	967	86	1970	08/08	25
Lawrenceville, GA	—	370	332	—	—	370	332	702	82	1986	08/08	30
Lewisburg, TN	—	70	298	—	—	70	298	368	63	1998	08/08	35
Macon, GA	—	103	290	—	—	103	290	393	107	1967	08/08	20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Marietta, GA	—	285	278	—	—	285	278	563	102	1967	08/08	20
Memphis, TN	—	226	444	—	—	226	444	670	109	1986	08/08	30
Memphis, TN	—	111	237	—	—	111	237	348	58	1981	08/08	30
Montgomery, AL	—	96	233	—	—	96	233	329	69	1970	08/08	25
Nashville, TN	—	268	276	—	—	268	276	544	81	1978	08/08	25
Nashville, TN	—	256	301	—	—	256	301	557	74	1982	08/08	30
Norcross, GA	—	599	350	—	—	599	350	949	103	1975	08/08	25
Pulaski, TN	—	109	361	—	—	109	361	470	89	1986	08/08	30
Riverdale, GA	—	877	400	—	—	877	400	1,277	118	1978	08/08	25
Snellville, GA	—	565	396	—	—	565	396	961	117	1977	08/08	25
Springfield, MO	—	220	400	—	—	220	400	620	118	1979	08/08	25
Springfield, MO	—	125	230	—	—	125	230	355	68	1979	08/08	25
St. Louis, MO	—	244	288	—	—	244	288	532	85	1971	08/08	25
St. Louis, MO	—	134	398	—	—	134	398	532	84	1993	08/08	35
Sylacauga, AL	—	94	191	—	—	94	191	285	47	1986	08/08	30
Taylors, SC	—	299	372	—	—	299	372	671	78	1999	08/08	35
Bay Minette, AL	—	51	113	—	—	51	113	164	22	1980	01/11	25
N. Richland Hills, TX	—	132	132	—	—	132	132	264	33	1976	01/11	20
Petersburg, VA	—	139	366	—	—	139	366	505	89	1979	02/11	20
Savannah, GA	—	231	361	—	—	231	361	592	87	1972	03/11	20
Fort Worth, TX	—	131	312	—	—	119	312	431	60	1985	03/11	25
Hoover, AL	—	378	546	—	—	378	546	924	105	1970	03/11	25
Eufaula, AL	—	61	360	—	—	61	360	421	63	1980	08/11	25
Kansas City, MO	—	69	129	—	—	69	129	198	28	1920	08/11	20
Arnold, MO	—	321	120	—	—	321	120	441	25	1960	10/11	20
Bristol, VA	—	199	517	—	—	199	517	716	73	2001	10/11	30
Fairview Heights, IL	—	93	185	—	—	93	185	278	31	1979	10/11	25
Florissant, MO	—	143	153	—	—	143	153	296	26	1974	10/11	25
Greenville, SC (n)	—	602	612	—	—	602	612	1,214	103	2008	10/11	25
Jonesboro, GA	—	301	683	—	—	301	683	984	82	2007	10/11	35
Olive Branch, MS	—	121	312	—	—	121	312	433	52	1978	10/11	25
Sugar Creek, MO	—	202	181	—	—	202	181	383	31	1978	10/11	25
Roanoke, VA	—	158	207	—	—	158	207	365	35	1950	08/12	20
Fredericksburg, VA	—	228	555	—	—	228	555	783	73	1989	09/12	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Florissant, MO	—	119	288	—	—	119	288	407	35	1970	12/12		25
Savannah, GA	—	259	359	—	—	259	359	618	27	2012	05/13		35
South Boston, VA	—	163	133	—	—	163	133	296	17	1980	05/13		20
O'Fallon, MO	—	75	261	—	—	75	261	336	23	1981	11/13		25
Crest Hill, IL	—	92	323	—	—	92	323	415	13	1963	03/15		20
St. Louis, MO	—	76	237	—	—	76	237	313	9	1953	03/15		20

Tony's Tires:
Montgomery, AL	—	593	1,187	43	—	593	1,229	1,822	304	1998	08/06		40

Toys R Us:
Gastonia, NC	—	1,825	—	6,101	—	1,825	6,101	7,926	646	1998	10/11	(m)	35
Parma, OH	—	688	2,767	—	—	688	2,767	3,455	75	1980	06/15		25

Tractor Supply Co.:
Aransas Pass, TX	—	101	1,399	353	—	100	1,753	1,853	651	1983	03/99		40

Tutor Time:
Elk Grove, CA	—	1,216	2,786	9	—	1,216	2,750	3,966	451	2009	09/08		40

Twenty Seven Truck Stop:
Lake Placid, FL	—	2,532	1,157	491	—	2,532	1,648	4,180	452	1990	12/05		40

Twin Peaks:
Beaumont, TX	—	439	1,363	238	—	864	1,363	2,227	479	2000	12/01	(g)	40
Olathe, KS	—	525	731	—	—	525	731	1,256	111	2005	09/10		35

ULTA Salon, Cosmetics and Fragrance:
Florissant, MO	—	423	499	1,444	—	425	1,942	2,367	300	1996	04/03	(g)	40

Ultra Car Wash:
Mobile, AL	—	1,071	1,086	—	—	1,071	1,086	2,157	227	2005	08/07		40
Lilburn, GA	—	1,396	1,119	—	—	1,396	1,119	2,515	213	2004	05/08		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Uni-Mart:
East Brady, PA	—	269	583	—	—	269	583	852	303	1987	08/05	20
Pleasant Gap, PA	—	332	593	—	—	332	593	925	308	1996	08/05	20
Port Vue, PA	—	824	118	—	—	824	118	942	61	1953	08/05	20
Punxsutawney, PA	—	253	542	—	—	253	542	795	281	1983	08/05	20
Shamokin, PA	—	324	506	—	—	324	506	830	263	1956	08/05	20
Shippensburg, PA	—	204	330	—	—	204	330	534	171	1989	08/05	20
Wilkes-Barre, PA	—	171	422	—	—	171	422	593	219	1999	08/05	20
Wilkes-Barre, PA	—	178	471	—	—	178	471	649	245	1989	08/05	20
Wilkes-Barre, PA	—	876	1,957	—	—	876	1,957	2,833	1,015	1998	08/05	20
Williamsport, PA	—	909	122	—	—	909	122	1,031	63	1950	08/05	20
Ashland, PA	—	355	545	—	—	355	545	900	281	1977	09/05	20
Mountaintop, PA	—	423	616	—	—	423	616	1,039	317	1987	09/05	20
Effort, PA	—	1,297	1,202	—	—	1,297	1,202	2,499	299	2000	01/06	40
McSherrystown, PA	—	135	365	—	—	135	365	500	91	1988	01/06	40
Milesburg, PA	—	134	373	—	—	134	373	507	93	1987	01/06	40
Nanticoke, PA	—	175	482	—	—	175	482	657	120	1988	01/06	40
Nuangola, PA	—	1,062	1,203	—	—	1,062	1,203	2,265	299	2000	01/06	40
Punxsutawney, PA	—	294	650	—	—	294	650	944	162	1983	01/06	40
Williamsport, PA	—	295	379	—	—	295	379	674	94	1988	01/06	40
Burnham, PA	—	265	510	—	—	340	435	775	206	1978	07/06	20

United Rentals:
Carrollton, TX	—	478	535	—	—	478	535	1,013	148	1981	12/04	40
Cedar Park, TX (n)	—	535	829	—	—	535	829	1,364	229	1990	12/04	40
Clearwater, FL (n)	—	1,173	1,811	—	—	1,173	1,811	2,984	500	2001	12/04	40
Fort Collins, CO (n)	—	2,057	978	—	—	2,057	978	3,035	270	1975	12/04	40
Irving, TX	—	708	911	—	—	708	911	1,619	251	1984	12/04	40
La Porte, TX	—	1,115	2,125	—	—	1,115	2,125	3,240	587	2000	12/04	40
Littleton, CO	—	1,743	1,944	—	—	1,743	1,944	3,687	537	2002	12/04	40
Oklahoma City, OK	—	744	1,265	—	—	744	1,265	2,009	349	1997	12/04	40
Perrysberg, OH (n)	—	642	1,119	—	—	642	1,119	1,761	309	1979	12/04	40
Plano, TX	—	1,030	1,148	—	—	1,030	1,148	2,178	317	1996	12/04	40
Temple, TX (n)	—	1,160	1,360	—	—	1,160	1,360	2,520	376	1998	12/04	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Fort Worth, TX	—	510	1,128	—	—	510	1,128	1,638	309	1997	01/05		40
Fort Worth, TX	—	1,428	—	—	—	1,428	(i)	1,428	(i)	(i)	01/05		(i)
Melbourne, FL	—	747	607	—	—	747	607	1,354	161	1970	05/05		40

University of Phoenix:
Glen Allen, VA	—	2,177	2,600	670	—	2,177	3,270	5,447	1,405	1995	06/95		40

Vacant Land:
Indianapolis, IN	—	640	—	—	—	700	(e)	700	(e)	(e)	12/01		(e)
Southfield, MI	—	405	644	—	—	459	(e)	459	(e)	(e)	12/01		(e)
Bonita Springs, FL	—	112	—	—	—	25	(e)	25	(e)	(e)	09/06		(e)
Lancaster, OH	—	1,035	—	—	—	218	(e)	218	(e)	(e)	01/08		(e)
Bakersfield, CA	—	3,303	3,845	—	—	1,826	(e)	1,826	(e)	(e)	03/08		(e)

Vacant Property:
Orlando, FL	—	820	2,441	40	—	820	2,481	3,301	1,326	1992	05/93		40
Corpus Christi, TX	—	125	137	195	—	125	332	457	126	1967	11/93		40
Altamonte Springs, FL	—	1,690	3,050	—	—	1,690	3,050	4,740	1,516	1995	01/96		40
Arlington, TX	—	435	2,300	334	—	435	2,634	3,069	1,197	1996	06/96		38
Kenosha, WI	—	1,918	3,431	—	—	1,918	3,431	5,349	1,614	1992	02/97		40
Copperas Cove, TX	—	204	432	171	—	204	603	807	248	1972	11/98		40
Beaumont, TX	—	1,424	2,449	—	—	1,424	2,449	3,873	1,028	1992	03/99		40
Houston, TX	—	2,311	1,628	270	—	2,583	1,628	4,211	683	1976	03/99	(g)	40
Alpharetta, GA	—	3,033	1,642	—	—	3,033	1,642	4,675	576	1999	12/01		40
Burton, MI	—	620	707	—	—	620	707	1,327	248	1997	12/01		40
Hammond, LA	—	248	814	62	—	248	627	875	232	1997	12/01		40
Kennedale, TX	—	400	692	—	—	391	692	1,083	243	1985	12/01		40
Mesa, AZ	—	153	400	—	—	153	400	553	141	1997	12/01		40
Swansea, IL	—	46	133	57	—	46	190	236	28	1997	12/01	(g)	40
Tucson, AZ	—	827	305	18	—	845	305	1,150	122	1974	12/01		40
Woodstock, GA	—	1,937	1,285	—	—	1,297	277	1,574	277	1997	05/03		40
Hudson Falls, NY	—	57	780	39	—	57	819	876	229	1990	09/04		40
Fort Worth, TX	—	2,505	2,138	—	—	2,505	2,138	4,643	581	1988	02/05		40
Wichita, KS	—	118	454	—	—	113	454	567	159	1989	06/05		30

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Dallas, PA	—		214	345	—	—	214	345	559	179	1995	08/05		20
Abbottstown, PA	—		55	200	—	—	55	200	255	50	2000	01/06		40
Carlisle, PA	—		87	103	—	—	87	103	190	25	1988	01/06		40
Hughesville, PA	—		290	566	—	—	290	566	856	141	1977	01/06		40
Tucson, AZ	—		996	—	2,742	—	996	2,742	3,738	568	2007	12/06	(m)	40
Fort Collins, CO	—		390	895	—	—	390	895	1,285	145	1995	02/11		30

Value City Furniture:
White Marsh, MD	—		3,762	—	3,006	—	3,762	3,006	6,768	1,337	1998	10/97	(g)	40

VCA Animal Hospital:
Mission, KS	—		891	3,758	—	—	852	3,758	4,610	475	2000	03/12		30

Verizon Wireless:
Anderson, SC (n)	—		38	—	—	—	38	—	38	(e)	(i)	07/14		(e)
Bristol, VA	—		175	512	—	—	175	512	687	30	2000	07/14		25

Virginia College:
Knoxville, TN	—		1,500	5,571	—	—	1,500	5,571	7,071	611	1996	09/12		30

Vitamin Shoppe, The:
Cincinnati, OH	—		297	443	385	—	312	813	1,125	256	1999	06/98		40

Walgreens:
Sunrise, FL	—		1,958	1,401	—	—	1,958	1,401	3,359	442	1994	05/03		40
Tulsa, OK	—		1,193	3,056	—	—	1,193	3,056	4,249	805	2003	06/05		40
Boise, ID	—		792	1,875	—	—	792	1,875	2,667	362	2000	03/10		30
Nampa, ID	—		1,062	2,253	—	—	1,062	2,253	3,315	435	2000	03/10		30
Pueblo, CO	—		899	3,313	—	—	899	3,313	4,212	446	2000	12/11		30
Rapid City, SD	—		1,387	2,957	—	—	1,387	2,957	4,344	334	2000	01/12		35
Hamilton, OH	—		731	2,879	—	—	731	2,879	3,610	380	2000	01/12		30

Waterford Nails & Spa:
Orlando, FL	10	(h)	40	111	—	—	40	111	151	33	2001	02/04		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Wawa:
Clearwater, FL	—	1,184	2,526	44	—	1,476	(i)	1,476	(i)	(i)	05/93	(i)

Wehrenberg Theater:
Cedar Rapids, IA	—	1,567	8,433	—	—	1,567	8,433	10,000	940	2011	07/11	40

Wendy's:
Sacramento, CA	—	586	—	—	—	586	(i)	586	(i)	(i)	02/98	(i)
New Kensington, PA	—	501	333	—	—	501	333	834	117	1980	12/01	40
Orland Park, IL	—	562	556	—	—	562	377	939	134	1995	12/01	40
Boerne, TX	—	456	679	—	—	456	679	1,135	83	1986	12/12	25
Brownsburg, IN	—	242	1,483	—	—	242	1,483	1,725	180	1984	12/12	25
Converse, TX	—	301	554	—	—	301	554	855	48	2007	12/12	35
Everett, WA	—	339	1,018	—	—	339	1,018	1,357	103	2000	12/12	30
Everett, WA	—	486	437	—	—	486	437	923	53	1979	12/12	25
Fishers, IN	—	544	514	—	—	544	514	1,058	52	2000	12/12	30
Fishers, IN	—	766	717	—	—	766	717	1,483	73	1990	12/12	30
Henderson, NV	—	398	1,028	—	—	398	1,028	1,426	104	1991	12/12	30
Henderson, NV	—	370	311	—	—	370	311	681	38	1988	12/12	25
Indianapolis, IN	—	417	1,318	—	—	417	1,318	1,735	134	1991	12/12	30
Indianapolis, IN	—	252	1,454	—	—	252	1,454	1,706	147	1999	12/12	30
Indianapolis, IN	—	271	1,221	—	—	271	1,221	1,492	149	1974	12/12	25
Indianapolis, IN	—	320	1,086	—	—	320	1,086	1,406	110	1993	12/12	30
Indianapolis, IN	—	281	1,018	—	—	281	1,018	1,299	103	1996	12/12	30
Indianapolis, IN	—	87	1,009	—	—	87	1,009	1,096	123	1973	12/12	25
Indianapolis, IN	—	320	602	—	—	320	602	922	61	1998	12/12	30
Indianapolis, IN	—	213	1,444	—	—	213	1,444	1,657	125	2003	12/12	35
Las Vegas, NV	—	368	1,095	—	—	368	1,095	1,463	111	1999	12/12	30
Las Vegas, NV	—	475	1,202	—	—	475	1,202	1,677	146	1986	12/12	25
Las Vegas, NV	—	368	1,018	—	—	368	1,018	1,386	103	2001	12/12	30
Las Vegas, NV	—	360	253	—	—	360	253	613	31	1980	12/12	25
Las Vegas, NV	—	475	1,182	—	—	475	1,182	1,657	120	1996	12/12	30
Las Vegas, NV	—	533	1,424	—	—	533	1,424	1,957	144	2001	12/12	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Lynnwood, WA	—	571	1,695	—	—	571	1,695	2,266	206	1978	12/12	25
N. Las Vegas, NV	—	310	1,463	—	—	310	1,463	1,773	127	2001	12/12	35
Noblesville, IN	—	582	979	—	—	582	979	1,561	99	1998	12/12	30
Port Orchard, WA	—	784	1,540	—	—	784	1,540	2,324	156	1996	12/12	30
Poulsbo, WA	—	620	901	—	—	620	901	1,521	69	2012	12/12	40
San Antonio, TX	—	688	727	—	—	688	727	1,415	74	1993	12/12	30
San Antonio, TX	—	242	1,067	—	—	242	1,067	1,309	130	1977	12/12	25
San Antonio, TX	—	931	223	—	—	931	223	1,154	23	1993	12/12	30
San Antonio, TX	—	553	892	—	—	303	892	1,195	109	1986	12/12	25
San Antonio, TX	—	370	272	—	—	370	272	642	28	1993	12/12	30
Lexington Park, MD	—	327	773	—	—	327	773	1,100	38	1982	07/14	30
Alcoa, TN	—	587	547	—	—	587	547	1,134	24	1977	02/15	20
Lincoln Park, MI	—	326	435	—	—	326	435	761	15	1988	02/15	25
North Canton, OH	—	121	852	—	—	121	852	973	25	1986	02/15	30
Roanoke, VA	—	172	672	—	—	172	672	844	29	1983	02/15	20

What the Hair Beauty Supply:
Conyers, GA	—	320	556	29	—	320	585	905	259	1997	06/97	40

Whataburger:
Albuquerque, NM	—	624	419	—	—	624	419	1,043	147	1995	12/01	40
San Antonio, TX	—	275	801	—	—	275	801	1,076	20	1988	02/15	35

Wherehouse Music:
Homewood, AL	—	1,032	697	—	—	1,032	697	1,729	245	1997	12/01	40
Independence, MO	—	503	1,209	—	—	503	1,209	1,712	304	1994	12/05	40

Winn-Dixie:
Columbus, GA	—	1,023	1,875	—	—	1,023	1,875	2,898	584	1984	07/03	40

Wireless Wizard:
Ridgeland, MS	—	436	523	133	—	436	656	1,092	151	1997	08/06	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Your Choice:
Hazleton, PA	—	670	377	—	—	670	377	1,047	196	1974	08/05	20
Montoursville, PA	—	158	415	13	—	158	428	586	105	1988	01/06	40

Ziebart:
Maplewood, MN	—	308	311	—	—	308	311	619	85	1990	02/05	40
Middleburg Heights, OH	—	199	148	—	—	199	148	347	40	1961	02/05	40

Leasehold Interests:
Lima, OH	—	1,290	—	—	—	1,290	(e)	1,290	1,265	(e)	08/01	(e)
	$24,097	$1,916,575	$3,288,081	$649,634		$1,923,872	$3,891,235	$5,815,108	$620,188

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:
CVS:
Lafayette, LA	$—	$—	$949	$—	$—	$—	(c)	(c)	(c)	1995	01/96	(c)
Oklahoma City, OK	—	(l)	1,365	—	—	(l)	(c)	(c)	(c)	1997	06/97	(c)
Oklahoma City, OK	—	(l)	1,419	—	—	(l)	(c)	(c)	(c)	1997	06/97	(c)

Denny's:
Stockton, CA	—	940	509	—	—	(d)	(d)	(d)	(d)	1982	09/06	(d)

Food 4 Less:
Chula Vista, CA	—	—	4,266	—	—	—	(c)	(c)	(c)	1995	11/98	(c)

Jared Jewelers:
Toledo, OH	—	(l)	1,458	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Lewisville, TX	—	(l)	1,503	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Glendale, AZ	—	(l)	1,599	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)

Kash n' Karry:
Valrico, FL	—	1,235	3,255	—	—	(d)	(d)	(d)	(d)	1997	06/02	(d)

Rite Aid:
Kennett Square, PA	—	(l)	—	1,984	—	(l)	(c)	(c)	(c)	2000	12/00	(c)
Arlington, VA	—	(l)	3,201	—	—	(l)	(c)	(c)	(c)	2000	02/02	(c)

Sunshine Energy:
Altamont, KS	—	124	142	—	—	(d)	(d)	(d)	(d)	1979	07/09	(d)
SUBTOTAL	$—	$2,299	$19,666	$1,984	$—	$—	$—	$—	$—
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Sale the Company has Invested in:
BJ's Wholesale Club:
Attleboro, MA	$—	$4,988	$26,364	$—	$—	$4,987	$26,364	$31,351	$3,771	1993	09/11	30

CarQuest:
Portland, ME	—	123	264	—	—	123	264	387	86	1951	02/11	15

Chipotle:
Hadley, MA	—	45	—	—	—	497	—	497	(e)	(e)	02/08	—

Fuel-On:
Hazleton, PA	—	2,529	728	—	—	2,529	512	3,041	377	2001	08/05	20

Taco Bell:
Ormond Beach, FL	—	632	526	—	—	632	526	1,158	185	2001	12/01	40

Vacant Land:
Rockwall, TX	—	900	$—	—	—	545	—	545	(e)	(e)	02/06	—
Hadley, MA	—	2,824	$—	—	—	106	—	106	(e)	(e)	02/08	—
SUBTOTAL	$—	$12,041	$27,882	$—	$—	$9,419	$27,666	$37,085	$4,419

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2015
(dollars in thousands)

(a)	Transactions in real estate and accumulated depreciation during 2015, 2014, and 2013 are summarized as follows:

	2015	2014	2013
Land, buildings, and leasehold interests:
Balance at the beginning of year	$5,236,251	$4,686,844	$4,145,368
Acquisitions, completed construction and tenant improvements	717,899	601,168	602,836
Disposition of land, buildings, and leasehold interests	(36,633)	(50,938)	(57,254)
Provision for loss on impairment of real estate	(3,970)	(823)	(4,106)
Balance at the close of year	$5,913,547	$5,236,251	$4,686,844
Accumulated depreciation and amortization:
Balance at the beginning of year	$513,175	$418,136	$333,778
Disposition of land, buildings, and leasehold interests	(7,377)	(9,153)	(6,778)
Depreciation and amortization expense	118,809	104,192	91,136
Balance at the close of year	$624,607	$513,175	$418,136

As of December 31, 2015, 2014, and 2013, the detailed real estate schedule excludes work in progress of $61,354, $28,908 and $60,720, respectively, which is included in the above reconciliation.

(b)
As of December 31, 2015, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 2015, the aggregate cost of the properties owned by NNN that are under operating leases were $5,801,797 and financing leases were $2,703.

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

(o)
Date acquired represents acquisition date of land and building. Pursuant to lease agreement, NNN funds additional tenant construction draws. Final funding generally occurs within 12 months from acquisition.

(p)	Property is encumbered as a part of NNN's $15,151 long-term, fixed rate mortgage and security agreement, net of premium.

(q)	Building improvements are pending completion which is anticipated to occur within six months. Depreciation will commence upon completion.

(r)	As of December 31, 2015, this property has been classified as held for sale. Accumulated depreciation and amortization were recorded prior to this reclassification.

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2015
(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (e)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:
Paramus, NJ	9.000%	2/1/2022	(b)	—	$6,000	$3,338		$—
Marlow Heights, MD	7.000%	5/14/2016	(c)	—	750	750		—
4 properties in FL and GA	6.250%	6/30/2015	(d)	—	5,500	4,073		—
Corpus Christi, TX	4.500%	3/1/2018	(c)	—	500	500		—
					$12,750	$8,661	(a)	$—

(a)	The following shows the changes in the carrying amounts of mortgage loans during the years:

	2015		2014		2013
Balance at beginning of year	$10,930		$14,430		$17,482
New mortgage loans	500	(f)	7,307	(f)	3,547	(f)
Deductions during the year:
Collections of principal	(2,319)		(10,807)		(6,599)
Cost of mortgages sold	(450)		—		—
Balance at the close of year	$8,661		$10,930		$14,430

(b)	Principal and interest is payable at level amounts over the life of the loan.

(c)	Interest only payments are due monthly. Principal is due at maturity.

(d)
Interest only payments are due monthly. Periodic principal payments are due over the course of the loan based on specific terms outlined in the loan agreement, with the remaining principal balance due at maturity.

(e)	Mortgages held by NNN and its subsidiaries for federal income tax purposes for the years ended December 31, 2015, 2014 and 2013 were $8,661, $10,930, and $14,430, respectively.

(f)	Mortgages totaling $500, $7,307, and $3,547, were accepted in connection with real estate transactions for the year ended December 31, 2015, 2014 and 2013, respectively.

See accompanying report of independent registered public accounting firm.