Form 10-Q
period 2016-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2016-05-02
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
OR
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
144,025,700 shares of common stock, $0.01 par value, outstanding as of April 28, 2016.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$5,343,433	$5,256,274
Accounted for using the direct financing method	14,178	14,518
Real estate held for sale	627	32,666
Mortgages, notes and accrued interest receivable, net of allowance of $8 and $5, respectively	8,558	8,688
Commercial mortgage residual interests	10,801	11,115
Cash and cash equivalents	8,203	13,659
Restricted cash and cash held in escrow	43,136	601
Receivables, net of allowance of $671 and $566, respectively	5,236	3,344
Accrued rental income, net of allowance of $3,133 and $3,078, respectively	25,575	25,529
Debt costs, net of accumulated amortization of $10,218 and $9,877, respectively	3,662	4,003
Other assets	89,494	89,647
Total assets	$5,552,903	$5,460,044
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, including unamortized premium and net of unamortized debt costs	$17,066	$23,964
Notes payable, net of unamortized discount and unamortized debt costs	1,952,723	1,951,980
Accrued interest payable	33,637	20,113
Other liabilities	115,315	121,594
Total liabilities	2,118,741	2,117,651

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
6.625% Series D, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
Common stock, $0.01 par value. Authorized 375,000,000 shares; 143,235,896 and 141,007,725 shares issued and outstanding, respectively	1,434	1,412
Capital in excess of par value	3,139,585	3,049,198
Accumulated deficit	(262,451)	(263,124)
Accumulated other comprehensive income (loss)	(19,658)	(20,352)
Total stockholders’ equity of NNN	3,433,910	3,342,134
Noncontrolling interests	252	259
Total equity	3,434,162	3,342,393
Total liabilities and equity	$5,552,903	$5,460,044
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2016	2015
Revenues:
Rental income from operating leases	$121,645	$111,474
Earned income from direct financing leases	356	405
Percentage rent	474	185
Real estate expense reimbursement from tenants	3,590	3,515
Interest and other income from real estate transactions	463	163
Interest income on commercial mortgage residual interests	452	445
	126,980	116,187
Operating expenses:
General and administrative	9,249	8,605
Real estate	4,787	4,759
Depreciation and amortization	34,655	32,141
Impairment – commercial mortgage residual interests valuation	220	—
Impairment losses, net of recoveries	572	1,028
	49,483	46,533
Earnings from operations	77,497	69,654
Other expenses (revenues):
Interest and other income	(19)	(11)
Interest expense	23,586	21,786
Real estate acquisition costs	129	599
	23,696	22,374
Earnings before income tax expense	53,801	47,280
Income tax expense	—	(442)
Earnings before gain on disposition of real estate, net of income tax expense	53,801	46,838
Gain on disposition of real estate, net of income tax expense	16,875	7,200
Earnings including noncontrolling interests	70,676	54,038
Loss (earnings) attributable to noncontrolling interests	7	(60)
Net earnings attributable to NNN	$70,683	$53,978

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2016	2015

Net earnings attributable to NNN	$70,683	$53,978
Series D preferred stock dividends	(4,762)	(4,762)
Series E preferred stock dividends	(4,097)	(4,097)
Net earnings attributable to common stockholders	$61,824	$45,119
Net earnings per share of common stock:
Basic	$0.44	$0.34
Diluted	$0.44	$0.34
Weighted average number of common shares outstanding:
Basic	140,840,371	131,665,258
Diluted	141,326,003	132,109,965
Other comprehensive income:
Net earnings attributable to NNN	$70,683	$53,978
Amortization of interest rate hedges	695	414
Net loss – commercial mortgage residual interests	(175)	(346)
Net gain – available-for-sale securities	174	73
Comprehensive income attributable to NNN	$71,377	$54,119

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2016	2015
Cash flows from operating activities:
Earnings including noncontrolling interests	$70,676	$54,038
Adjustments to reconcile earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	34,655	32,141
Impairment losses, net of recoveries	572	1,028
Impairment – commercial mortgage residual interests valuation	220	—
Amortization of notes payable discount	338	317
Amortization of debt costs	756	709
Amortization of mortgages payable premium	(51)	(52)
Amortization of deferred interest rate hedges	695	414
Gain on disposition of real estate	(16,875)	(7,230)
Performance incentive plan expense	2,880	2,575
Performance incentive plan payment	(581)	(676)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease in real estate leased to others using the direct financing method	340	334
Decrease (increase) in mortgages, notes and accrued interest receivable	(24)	59
Decrease in receivables	471	1,044
Increase in accrued rental income	(242)	(205)
Decrease (increase) in other assets	(161)	4,539
Increase in accrued interest payable	13,524	11,907
Decrease in other liabilities	(4,457)	(4,311)
Other	(313)	507
Net cash provided by operating activities	102,423	97,138
Cash flows from investing activities:
Proceeds from the disposition of real estate	50,902	22,697
Transfers to restricted cash and cash held in escrow	(42,535)	—
Additions to real estate:
Accounted for using the operating method	(126,577)	(151,319)
Principal payments on mortgages and notes receivable	95	296
Other	(652)	(593)
Net cash used in investing activities	(118,767)	(128,919)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2016	2015
Cash flows from financing activities:
Proceeds from line of credit payable	$63,500	$227,100
Repayment of line of credit payable	(63,500)	(185,200)
Repayment of mortgages payable	(6,857)	(409)
Proceeds from issuance of common stock	89,135	49,370
Payment of Series D Preferred Stock dividends	(4,762)	(4,762)
Payment of Series E Preferred Stock dividends	(4,097)	(4,097)
Stock issuance costs	(1,380)	(991)
Payment of common stock dividends	(61,151)	(55,314)
Noncontrolling interest distributions	—	(64)
Net cash provided by financing activities	10,888	25,633
Net decrease in cash and cash equivalents	(5,456)	(6,148)
Cash and cash equivalents at beginning of period	13,659	10,604
Cash and cash equivalents at end of period	$8,203	$4,456
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$8,835	$8,881
Taxes paid	$—	$116
Supplemental disclosure of noncash investing and financing activities:
Issued 274,512 and 270,735 shares of restricted and unrestricted common stock in 2016 and 2015, respectively, pursuant to NNN’s performance incentive plan	$10,820	$8,439
Change in other comprehensive income	$694	$141
Mortgage receivable accepted in connection with real estate transactions	$—	$500
Change in lease classification (direct financing lease to operating lease)	$—	$311

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:
Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The terms "NNN" and the "Company" refer to National Retail Properties, Inc. and all of its consolidated subsidiaries.
NNN may elect to treat certain subsidiaries as taxable REIT subsidiaries. These taxable subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the "TRS." At the close of business on December 31, 2015, NNN elected to revoke its election to classify the TRS as taxable REIT subsidiaries ("TRS Revocation").
NNN's assets include: real estate, mortgages and notes receivable, and commercial mortgage residual interests. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment ("Properties", "Property Portfolio", or individually a "Property").

March 31, 2016
Property Portfolio:
Total properties	2,293
Gross leasable area (square feet)	25,401,000
States	47
Weighted average remaining lease term (years)	11.3
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2016, may not be indicative of the results that may be expected for the year ending December 31, 2016. Amounts as of December 31, 2015, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2015.
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
Real Estate Portfolio – NNN records the acquisition of real estate which is not subject to a lease at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. During the quarters ended March 31, 2016 and 2015, NNN recorded $511,000 and $390,000 respectively, in capitalized interest during the development period.
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
Intangible assets and liabilities consisted of the following as of (dollars in thousands):

	March 31, 2016	December 31, 2015
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$10,619	$10,883
Value of in-place leases, net	60,530	61,359
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	24,538	25,767
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
Restricted Cash and Cash Held in Escrow – Restricted cash and cash held in escrow include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code, (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN.  As of March 31, 2016 and December 31, 2015, NNN held $43,136,000 and $601,000, respectively, in escrow and other restricted accounts.
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
Debt Costs – In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, "Interest – Imputation of Interest (Subtopic 835-30)." To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. NNN adopted ASU 2015-03 in 2015.
Debt Costs – Line of Credit Payable – Debt costs incurred in connection with NNN’s $650,000,000 line of credit have been deferred and are being amortized over the term of the loan commitment using the straight-line method, which approximates the effective interest method. In accordance with ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements,” NNN has recorded debt costs associated with the line of credit as an asset, in Debt Costs on the Consolidated Balance Sheets.
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $226,000 at March 31, 2016 and December 31, 2015, are included in Mortgages Payable on the Consolidated Balance Sheets net of accumulated amortization of $103,000 and $93,000, respectively.

Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $17,782,000 at March 31, 2016 and December 31, 2015, are included in Notes Payable on the Consolidated Balance Sheets net of accumulated amortization of $5,109,000 and $4,704,000, respectively.
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
The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended March 31,
	2016	2015
Basic and Diluted Earnings:
Net earnings attributable to NNN	$70,683	$53,978
Less: Series D preferred stock dividends	(4,762)	(4,762)
Less: Series E preferred stock dividends	(4,097)	(4,097)
Net earnings available to NNN’s common stockholders	61,824	45,119
Less: Earnings allocated to unvested restricted shares	(151)	(163)
Net earnings used in basic and diluted earnings per share	$61,673	$44,956

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	141,577,504	132,453,638
Less: Unvested restricted stock	(343,466)	(388,331)
Less: Unvested contingent shares	(393,667)	(400,049)
Weighted average number of shares outstanding used in basic earnings per share	140,840,371	131,665,258
Other dilutive securities	485,632	444,707
Weighted average number of shares outstanding used in diluted earnings per share	141,326,003	132,109,965
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gains or Losses on Cash Flow Hedges (1)		Gains and Losses on Commercial Mortgage Residual Interests (2)		Gains and Losses on Available-for-Sale Securities	Total
Beginning balance, December 31, 2015	$(25,046)		$4,454		$240	$(20,352)

Other comprehensive income (loss)	—		(234)		174	(60)
Reclassifications from accumulated other comprehensive income to net earnings	695	(3)	59	(4)	—	754
Net current period other comprehensive income (loss)	695		(175)		174	694
Ending balance, March 31, 2016	$(24,351)		$4,279		$414	$(19,658)
(1) Additional disclosure is included in Note 6 – Derivatives.
(2) Additional disclosure is included in Note 7 – Fair Value Measurements.
(3) Reclassifications out of other comprehensive income (loss) are recorded in Interest Expense on the Condensed Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
(4) Reclassifications out of other comprehensive income are recorded in Impairment on the Condensed Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
New Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The core principle of ASU 2014-09, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases. In March 2016, the FASB issued ASU 2016-08 as an update to ASU 2014-09. ASU 2016-08, "Revenue from Contracts with customers (Topic 606) - Principal versus Agent Considerations (Reporting Gross Versus Net)," clarifies the implementation guidance on principal versus agent considerations included within the scope of ASU 2014-09. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2014-09 and ASU 2016-08 will have on its financial position and results of operations.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40)," effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The amendments in this update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 will not have an impact on NNN’s footnote disclosures.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities," effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2016-01 will have on NNN's financial position or results of operations.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued final guidance that requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2016-02 will have on NNN's financial position or results of operations.
In March 2016, the FASB issued ASU 2016-06, "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments." The update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The update clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2016-06 will have on NNN's financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)," effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2016-09 will have on NNN's financial position or results of operations.
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
Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2016 presentation.

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

March 31, 2016
Lease classification:
Operating	2,330
Direct financing	10
Building portion – direct financing/land portion – operating	2
Weighted average remaining lease term (years)	11.3
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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	March 31, 2016	December 31, 2015
Land and improvements	$1,944,175	$1,922,579
Buildings and improvements	4,020,538	3,891,239
Leasehold interests	4,565	1,290
	5,969,278	5,815,108
Less accumulated depreciation and amortization	(650,377)	(620,188)
	5,318,901	5,194,920
Work in progress	24,532	61,354
	$5,343,433	$5,256,274

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to sell the asset. As of March 31, 2016, NNN had one Property categorized as held for sale. NNN anticipates the disposition of this Property to occur within 12 months. NNN's real estate held for sale at December 31, 2015, included six properties, five of which were sold in the first quarter of 2016. Real estate held for sale consisted of the following as of (dollars in thousands):

	March 31, 2016	December 31, 2015
Land and improvements	$627	$9,419
Building and improvements	—	27,881
	627	37,300
Less accumulated depreciation and amortization	—	(4,419)
Less impairment	—	(215)
	$627	$32,666
Real Estate – Dispositions
The following table summarizes the number of Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended March 31,
	2016		2015
	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	10	$16,875	6	$7,230
Income tax expense		—		(30)
		$16,875		$7,200
Real Estate – Commitments
NNN has agreed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of March 31, 2016, are outlined in the table below (dollars in thousands):

Number of properties	19
Total commitment(1)	$63,465
Amount funded	$40,147
Remaining commitment	$23,318
(1) Includes land, construction costs, tenant improvements and lease costs.
Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company's review of long lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $572,000 and $1,028,000 for the quarters ended March 31, 2016 and 2015, respectively.

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

Note 3 – Line of Credit Payable:
NNN's $650,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $2,252,000 and a weighted average interest rate of 1.4% during the quarter ended March 31 2016. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of March 31, 2016, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility.

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
Dividend Reinvestment and Stock Repurchase Plan – In February 2015, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended March 31,
	2016	2015
Shares of common stock	134,150	31,854
Net proceeds	$5,892	$1,142

At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2016 ATM	2015 ATM	2013 ATM
Established date	March 2016	February 2015	March 2013
Termination date	March 2019	March 2016	February 2015
Total allowable shares	12,000,000	10,000,000	9,000,000
Total shares issued as of March 31, 2016	372,328	9,852,465	6,252,812
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2016	2015
Shares of common stock	1,865,260	1,191,973
Average price per share (net)	$44.00	$39.90
Net proceeds	$82,076	$47,556
Stock issuance costs(1)	$1,429	$842
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2016	2015
Series D preferred stock(1):
Dividends	$4,762	$4,762
Per depositary share	0.414063	0.414063

Series E preferred stock(1):
Dividends	4,097	4,097
Per depositary share	0.356250	0.356250

Common stock:
Dividends	61,151	55,314
Per share	0.435	0.420
(1) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed. The earliest redemption date for the Series D and Series E preferred stock is February 2017 and May 2018, respectively.
In April 2016, NNN declared a dividend of $0.435 per share, which is payable in May 2016 to its common stockholders of record as of April 29, 2016.

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
At the close of business on December 31, 2015, NNN elected to revoke its election to classify the TRS as taxable REIT subsidiaries.
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
NNN has had no increases or decreases in unrecognized tax benefits for current or prior years. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded as non-operating expenses. The periods that remain open under federal statute are 2012 through 2016. NNN also files tax returns in many states with varying open years under statute.

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
The following table outlines NNN's derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Terminated	Description	Aggregate Notional Amount	Liability Fair Value When Terminated	Fair Value Deferred In Other Comprehensive Income (1)
September 2007	Two interest rate hedges	$100,000	$3,260	$3,228
June 2011	Two treasury locks	150,000	5,300	5,218
April 2013	Four forward starting swaps	240,000	3,156	3,141
May 2014	Three forward starting swaps	225,000	6,312	6,312
October 2015	Four forward starting swaps	300,000	13,369	13,369
(1) The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
As of March 31, 2016, $24,351,000 remained in other comprehensive income related to the effective portion of NNN’s previous terminated interest rate hedges. During the quarters ended March 31, 2016 and 2015, NNN reclassified out of other comprehensive income $695,000 and $414,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $2,894,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at March 31, 2016.

Note 7 – Fair Value Measurements:
NNN holds the commercial mortgage residual interests (“Residuals”) from seven securitizations. Each of the Residuals is recorded at estimated fair value. Unrealized gains and losses are reported as other comprehensive income in stockholders' equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment.

NNN currently values its Residuals using a projected discounted cash flow analysis based upon estimated prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a roll forward of the Residuals (dollars in thousands):

Quarter Ended
March 31, 2016
Balance at beginning of period	$11,115
Total gains (losses) – realized/unrealized:
Included in earnings	(220)
Included in other comprehensive income	(175)
Interest income on Residuals	452
Cash received from Residuals	(371)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$10,801
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$59

Note 8 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at March 31, 2016 and December 31, 2015, approximate fair value based upon current market prices of similar instruments (Level 1). At March 31, 2016 and December 31, 2015, the fair value of NNN’s notes payable was $2,051,024,000 and $2,007,242,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's debt is publicly traded.

Note 9 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after March 31, 2016, the date of the condensed consolidated balance sheet. There were no reportable subsequent events or transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2015. The terms “NNN” and the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries.
NNN may elect to treat certain subsidiaries as taxable real estate investment trust subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.” At the close of business on December 31, 2015, NNN elected to revoke its election to classify the TRS as taxable REIT subsidiaries ("TRS Revocation"). This TRS Revocation resulted in an additional tax expense of approximately $9,607,000 for the quarter and year ended December 31, 2015.

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

Additional information related to these risks and uncertainties are included in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2015, and may cause NNN's actual future results to differ materially from expected results. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. NNN undertakes no obligation to update or revise such forward-looking statements, whether as a result of new information, future events or otherwise.
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
As of March 31, 2016, NNN owned 2,293 Properties, with an aggregate gross leasable area of approximately 25,401,000 square feet, located in 47 states, with a weighted average remaining lease term of 11.3 years. Approximately 99 percent of the Properties were leased as of March 31, 2016.
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
NNN evaluates the creditworthiness of its current and prospective tenants. This evaluation includes available financial statements, store level financial performance, press releases, public credit ratings from major credit rating agencies, industry news publications, financial market data (debt and equity pricing), and developing a thorough understanding of the tenant's business and operations, including periodically meeting with senior management of certain tenants.
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

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	March 31, 2016	December 31, 2015	March 31, 2015
Properties Owned:
Number	2,293	2,257	2,104
Total gross leasable area (square feet)	25,401,000	24,964,000	23,146,000
Properties:
Leased and unimproved land	2,272	2,236	2,079
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	11.3	11.4	11.5
Total gross leasable area (square feet) – leased	25,055,000	24,544,000	22,672,000

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	March 31, 2016	December 31, 2015	March 31, 2015
1.	Convenience stores	16.5%	16.7%	17.7%
2.	Restaurants – full service	10.8%	11.0%	9.0%
3.	Restaurants – limited service	7.9%	7.2%	6.9%
4.	Automotive service	7.0%	7.0%	7.2%
5.	Family entertainment centers	5.7%	5.6%	5.1%
6.	Theaters	5.1%	5.2%	5.1%
7.	Automotive parts	4.1%	4.2%	4.6%
8.	Health and fitness	4.0%	3.8%	3.8%
9.	Recreational vehicle dealers, parts and accessories	3.6%	3.6%	3.3%
10.	Banks	3.4%	3.4%	3.6%
	Other	31.9%	32.3%	33.7%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2016	2015
Acquisitions:
Number of Properties	46	56
Gross leasable area (square feet)	591,000	782,000
Initial cash yield	7.0%	7.3%
Total dollars invested(1)	$125,150	$155,177
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through available cash, borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2016	2015
Number of properties	10	6
Gross leasable area (square feet)	152,000	113,000
Net sales proceeds	$52,839	$23,272
Gain, net of income tax expense	$16,875	$7,200

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter ended March 31, 2016, rental income increased primarily due to additional Property acquisitions as compared to the same period in 2015 (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to lease terms.
The following table summarizes NNN’s revenues for the quarter ended March 31 (dollars in thousands):

			Percent Increase (Decrease)	Percent of Total
	2016	2015		2016	2015
Rental Income(1)	$122,475	$112,064	9.3%	96.4%	96.5%
Real estate expense reimbursement from tenants	3,590	3,515	2.1%	2.8%	3.0%
Interest and other income from real estate transactions	463	163	184.0%	0.4%	0.1%
Interest income on commercial mortgage residual interests	452	445	1.6%	0.4%	0.4%
Total revenues	$126,980	$116,187	9.3%	100.0%	100.0%
(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent (“Rental Income”).
Quarter Ended March 31, 2016 versus Quarter Ended March 31, 2015
Rental Income. Rental Income increased in amount but remained relatively flat as a percent of the total revenues for the quarter ended March 31, 2016, as compared to the same period in 2015. The increase for the quarter ended March 31, 2016, is primarily due to a partial year of Rental Income received as a result of the acquisition of 46 properties with aggregate gross leasable area of approximately 591,000 during 2016 and a full year of Rental Income received as a result of the acquisition of 221 properties with a gross leasable area of approximately 2,706,000 square feet in 2015.

Analysis of Expenses
General.  Operating expenses increased for the quarter ended March 31, 2016, as compared to the same period in 2015, primarily due to an increase in depreciation expense. The following table summarizes NNN’s expenses for the quarter ended March 31 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues
	2016	2015		2016	2015	2016	2015
General and administrative	$9,249	$8,605	7.5%	18.7%	18.5%	7.3%	7.4%
Real estate	4,787	4,759	0.6%	9.7%	10.2%	3.8%	4.1%
Depreciation and amortization	34,655	32,141	7.8%	70.0%	69.1%	27.3%	27.7%
Impairment – commercial mortgage residual interests valuation	220	—	N/C (1)	0.4%	—	0.2%	—
Impairment losses, net of recoveries	572	1,028	(44.4)%	1.2%	2.2%	0.4%	0.9%
Total operating expenses	$49,483	$46,533	6.3%	100.0%	100.0%	39.0%	40.1%

Interest and other income	$(19)	$(11)	72.7%	(0.1)%	(0.1)%	—	—
Interest expense	23,586	21,786	8.3%	99.6%	97.4%	18.6%	18.8%
Real estate acquisition costs	129	599	(78.5)%	0.5%	2.7%	0.1%	0.5%
Total other expenses	$23,696	$22,374	5.9%	100.0%	100.0%	18.7%	19.3%
(1) Not Calculable ("N/C")
Quarter Ended March 31, 2016 versus Quarter Ended March 31, 2015
General and Administrative.   General and administrative expenses increased in amount but remained relatively flat as a percentage of total operating expenses and revenues for the quarter ended March 31, 2016, as compared to the same period in 2015. The increase in general and administrative expenses for the quarter ended March 31, 2016, is primarily attributable to an increase in personnel costs.
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount and as a percentage of total operating expenses, but decreased as a percentage of revenues for the quarter ended March 31, 2016, as compared to the same period in 2015. The increase in expenses is primarily due to the acquisition of 46 properties with an aggregate gross leasable area of approximately 591,000 square feet in 2016 and 221 properties with an aggregate gross leasable area of approximately 2,706,000 square feet during 2015.
Interest Expense.  Interest expense increased in total and as a percentage of total other expenses for the quarter ended March 31, 2016, as compared to the same period in 2015, and remained relatively flat as a percentage of revenues.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance in October 2015 of $400,000,000 principal amount of notes payable with a maturity of November 2025, and stated interest rate of 4.000%;

(ii)	the repayment in December 2015 of $150,000,000 principal amount of notes payable with a stated interest rate of 6.150%;

(iii)	the repayment in January 2016 of $5,876,000 principal amount of mortgages payable with an interest rate of 5.750%;

(iv)	the repayment in March 2016 of $722,000 principal amount of mortgages payable with an interest rate of 6.900%; and

(v)
the $23,237,000 decrease in the weighted average debt outstanding on the Credit Facility for the quarter ended March 31, 2016, as compared to the quarter ended March 31, 2015, and a slightly higher weighted average interest rate for the quarter ended March 31, 2016, as compared to the same period in 2015.

Liquidity
General.  NNN’s demand for funds has been, and will continue to be, primarily for (i) payment of operating expenses and cash dividends; (ii) Property acquisitions and development; (iii) capital expenditures; (iv) payment of principal and interest on its outstanding indebtedness; and (v) other investments.
Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows (dollars in thousands):

	Quarter Ended March 31,
	2016	2015
Cash and cash equivalents:
Provided by operating activities	$102,423	$97,138
Used in investing activities	(118,767)	(128,919)
Provided by financing activities	10,888	25,633
Decrease	(5,456)	(6,148)
Net cash at beginning of period	13,659	10,604
Net cash at end of period	$8,203	$4,456

Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the quarter ended March 31, 2016 and 2015, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the quarter ended March 31, 2016, included the following significant transactions:

•	$5,892,000 in net proceeds from the issuance of 134,150 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$82,076,000 in net proceeds from the issuance of 1,865,260 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$4,762,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$4,097,000 in dividends paid to holders of the depositary shares of NNN’s Series E Preferred Stock, and

•	$61,151,000 in dividends paid to common stockholders.
Contractual Obligations and Commercial Commitments. NNN has committed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, at March 31, 2016, are outlined in the table below (dollars in thousands):

Number of properties	19
Total commitment(1)	$63,465
Amount funded	$40,147
Remaining commitment	$23,318
(1) Includes land, construction costs, tenant improvements and lease costs.
As of March 31, 2016, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2015. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of March 31, 2016, NNN owned 21 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio.
NNN generally monitors the financial performance of its significant tenants on an ongoing basis.
Dividends.  NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, as amended, and related regulations and intends to continue to operate so as to remain qualified as a REIT for federal income tax purposes. NNN generally will not be subject to federal income tax on income that it distributes to its stockholders, provided that it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If NNN fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four years following the year during which qualification is lost. Such an event could materially adversely affect NNN’s income and ability to pay dividends. NNN believes it has been structured as, and its past and present operations qualify NNN as, a REIT.
One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends.
The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2016	2015
Series D preferred stock(1):
Dividends	$4,762	$4,762
Per depositary share	0.414063	0.414063

Series E preferred stock(1):
Dividends	4,097	4,097
Per depositary share	0.356250	0.356250

Common stock:
Dividends	61,151	55,314
Per share	0.435	0.420
(1)   The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed. The earliest redemption date for the Series D and Series E preferred stock is February 2017 and May 2018, respectively.

In April 2016, NNN declared a dividend of $0.435 per share which is payable in May 2016 to its common stockholders of record as of April 29, 2016.

Capital Resources
Generally, cash needs for Property acquisitions, debt payments, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, by internally generated funds. Cash needs for operating and interest expenses and dividends have generally been funded by internally generated funds. If available, future sources of capital include proceeds from the public or private offering of NNN’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	March 31, 2016	Percentage of Total	December 31, 2015	Percentage of Total
Mortgages payable	17,066	0.9%	23,964	1.2%
Notes payable	1,952,723	99.1%	1,951,980	98.8%
Total outstanding debt	$1,969,789	100.0%	$1,975,944	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgage and note receivables. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $650,000,000 revolving Credit Facility had a weighted average outstanding balance of $2,252,000 and a weighted average interest rate of 1.4% during the quarter ended March 31, 2016. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility currently bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of March 31, 2016, there was no outstanding balance and $650,000,000 was available for future borrowings, under the Credit Facility.
Notes Payable. In October 2015, NNN filed a prospectus supplement to the prospectus contained in its February 2015 shelf registration statement and issued $400,000,000 aggregate principal amount of 4.00% notes due November 2025 (the “2025 Notes”). The 2025 Notes were sold at a discount with an aggregate purchase price of $399,036,000 with interest payable semi-annually commencing on May 15, 2016. The discount of $964,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2025 Notes after accounting for the note discount is 4.029%. NNN previously entered into four forward starting swaps with an aggregate notional amount of $300,000,000. Upon issuance of the 2025 Notes, NNN terminated the forward starting swaps resulting in a liability of $13,369,000, which was deferred in other comprehensive income. The deferred liability is being amortized to interest expense over the term of the 2025 Notes using the effective interest method.
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
NNN received approximately $395,436,000 of net proceeds in connection with the issuance of the 2025 Notes, after incurring debt issuance costs totaling $3,600,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. NNN intends to use the net proceeds to repay NNN's outstanding indebtedness under its Credit Facility, to fund future property acquisitions and for general corporate purposes.

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
Refer to "Debt – Notes Payable" above for a discussion of NNN's publicly held notes. Additional information related to NNN's publicly held notes is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2015.
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

	Quarter Ended March 31,
	2016	2015
Shares of common stock	134,150	31,854
Net proceeds	$5,892	$1,142
At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2016 ATM	2015 ATM	2013 ATM
Established date	March 2016	February 2015	March 2013
Termination date	March 2019	March 2016	February 2015
Total allowable shares	12,000,000	10,000,000	9,000,000
Total shares issued at March 31, 2016	372,328	9,852,465	6,252,812
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2016	2015
Shares of common stock	1,865,260	1,191,973
Average price per share (net)	$44.00	$39.90
Net proceeds	$82,076	$47,556
Stock issuance costs(1)	$1,429	$842
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Recent Accounting Pronouncements

Refer to Note 1 to the March 31, 2016, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which are used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of March 31, 2016, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of March 31, 2016 and December 31, 2015. The table presents principal payments and related interest rates by year for debt obligations outstanding as of March 31, 2016. The table incorporates only those debt obligations that existed as of March 31, 2016, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the quarter ended March 31, 2016.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2016	$502	5.41%	$—	—
2017	3,295	6.19%	249,823	6.92%
2018	623	5.23%	—	—
2019	653	5.23%	—	—
2020	681	5.23%	—	—
Thereafter	11,434	5.23%	1,715,574	4.16%	(3)
Total	$17,188	5.42%	$1,965,397	4.51%
Fair Value:
March 31, 2016	$17,188		$2,051,024
December 31, 2015	$24,097		$2,007,242

(1) NNN's mortgages payable represent principal payments by year and include unamortized premiums and exclude debt costs.
(2) Includes NNN’s notes payable, each exclude debt costs and are net of unamortized discount. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.
(3) Weighted average effective interest rate for periods after 2020.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $10,801,000 and $11,115,000 as of March 31, 2016 and December 31, 2015, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses considered other than temporary are reported as valuation impairments in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of March 31, 2016, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN's risk factors disclosed in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Mine Safety Disclosures. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

     The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and Bylaws
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

4.4
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.20 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

4.5
Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.6
Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.7
Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.8
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.9
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.800% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.10
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.11
Form of Twelfth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.300% Notes due 2023 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.12
Form of 3.300% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.13
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

4.15
Form of Thirteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.900% Notes due 2024 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.16
Form of 3.900% Notes due 2024 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.17
Form of Fourteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.000% Notes due 2025 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

4.18
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

	10.21	Form of Restricted Award Agreement - Performance between NNN and the Participant of NNN (filed herewith).

	10.22	Form of Restricted Award Agreement - Service - Non-Executives between NNN and the Participant of NNN (filed herewith).

	10.23	Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed herewith).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1
Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2016).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2016, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 2nd day of May, 2016.

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

4.4
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.20 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

4.5
Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.6
Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.7
Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.8
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.9
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.800% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.10
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.11
Form of Twelfth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.300% Notes due 2023 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.12
Form of 3.300% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.13
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

4.15
Form of Thirteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.900% Notes due 2024 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.16
Form of 3.900% Notes due 2024 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.17
Form of Fourteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.000% Notes due 2025 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

4.18
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

10.21	Form of Restricted Award Agreement - Performance between NNN and the Participant of NNN (filed herewith).

10.22	Form of Restricted Award Agreement - Service - Non-Executives between NNN and the Participant of NNN (filed herewith).

10.23	Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed herewith).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1
Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2016).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2016, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.