Form 10-Q
period 2016-06-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2016-08-02
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
OR
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
147,003,019 shares of common stock, $0.01 par value, outstanding as of July 28, 2016.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$5,630,117	$5,253,511
Accounted for using the direct financing method	13,826	14,518
Real estate held for sale	3,062	35,429
Mortgages, notes and accrued interest receivable, net of allowance of $17 and $5, respectively	5,271	8,688
Commercial mortgage residual interests	10,580	11,115
Cash and cash equivalents	2,371	13,659
Restricted cash and cash held in escrow	242	601
Receivables, net of allowance of $745 and $566, respectively	2,205	3,344
Accrued rental income, net of allowance of $3,110 and $3,078, respectively	25,221	25,529
Debt costs, net of accumulated amortization of $10,559 and $9,877, respectively	3,396	4,003
Other assets	88,999	89,647
Total assets	$5,785,290	$5,460,044
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$147,300	$—
Mortgages payable, including unamortized premium and net of unamortized debt costs	16,900	23,964
Notes payable, net of unamortized discount and unamortized debt costs	1,953,479	1,951,980
Accrued interest payable	19,138	20,113
Other liabilities	100,977	121,594
Total liabilities	2,237,794	2,117,651

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
6.625% Series D, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
Common stock, $0.01 par value. Authorized 375,000,000 shares; 146,002,140 and 141,007,725 shares issued and outstanding, respectively	1,462	1,412
Capital in excess of par value	3,270,587	3,049,198
Accumulated deficit	(281,818)	(263,124)
Accumulated other comprehensive income (loss)	(17,978)	(20,352)
Total stockholders’ equity of NNN	3,547,253	3,342,134
Noncontrolling interests	243	259
Total equity	3,547,496	3,342,393
Total liabilities and equity	$5,785,290	$5,460,044
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income from operating leases	$126,418	$112,715	$248,063	$224,189
Earned income from direct financing leases	347	397	703	802
Percentage rent	164	112	638	297
Real estate expense reimbursement from tenants	3,248	3,324	6,838	6,838
Interest and other income from real estate transactions	301	213	764	376
Interest income on commercial mortgage residual interests	448	447	901	892
	130,926	117,208	257,907	233,394
Operating expenses:
General and administrative	8,735	7,830	17,984	16,435
Real estate	4,567	4,658	9,355	9,417
Depreciation and amortization	36,489	34,202	71,144	66,343
Impairment – commercial mortgage residual interests valuation	632	428	852	428
Impairment losses – real estate and other charges, net of recoveries	5,459	2,686	6,031	3,714
	55,882	49,804	105,366	96,337
Earnings from operations	75,044	67,404	152,541	137,057
Other expenses (revenues):
Interest and other income	(72)	(35)	(91)	(47)
Interest expense	24,081	21,678	47,667	43,464
Real estate acquisition costs	280	96	409	695
	24,289	21,739	47,985	44,112
Earnings before income tax benefit	50,755	45,665	104,556	92,945
Income tax benefit	—	495	—	54
Earnings before gain on disposition of real estate, net of income tax expense	50,755	46,160	104,556	92,999
Gain on disposition of real estate, net of income tax expense	1,178	30	18,053	7,230
Earnings including noncontrolling interests	51,933	46,190	122,609	100,229
Loss (earnings) attributable to noncontrolling interests	9	(2)	16	(62)
Net earnings attributable to NNN	$51,942	$46,188	$122,625	$100,167

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net earnings attributable to NNN	$51,942	$46,188	$122,625	$100,167
Series D preferred stock dividends	(4,762)	(4,762)	(9,523)	(9,523)
Series E preferred stock dividends	(4,096)	(4,096)	(8,194)	(8,194)
Net earnings attributable to common stockholders	$43,084	$37,330	$104,908	$82,450
Net earnings per share of common stock:
Basic	$0.30	$0.28	$0.74	$0.62
Diluted	$0.30	$0.28	$0.73	$0.62
Weighted average number of common shares outstanding:
Basic	143,443,375	133,267,292	142,141,990	132,470,700
Diluted	143,976,712	133,600,656	142,693,785	132,824,800
Other comprehensive income:
Net earnings attributable to NNN	$51,942	$46,188	$122,625	$100,167
Amortization of interest rate hedges	707	418	1,402	832
Fair value forward starting swaps	312	—	312	—
Net gain (loss) – commercial mortgage residual interests	282	(38)	107	(384)
Net gain (loss) – available-for-sale securities	379	(147)	553	(74)
Comprehensive income attributable to NNN	$53,622	$46,421	$124,999	$100,541

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Earnings including noncontrolling interests	$122,609	$100,229
Adjustments to reconcile earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	71,144	66,343
Impairment losses – real estate and other charges, net of recoveries	6,031	3,714
Impairment – commercial mortgage residual interests valuation	852	428
Amortization of notes payable discount	683	639
Amortization of debt costs	1,513	1,423
Amortization of mortgages payable premium	(89)	(104)
Amortization of deferred interest rate hedges	1,402	832
Gain on disposition of real estate	(18,053)	(7,260)
Performance incentive plan expense	5,804	4,968
Performance incentive plan payment	(581)	(676)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease in real estate leased to others using the direct financing method	692	676
Decrease in mortgages, notes and accrued interest receivable	25	71
Decrease in receivables	1,139	1,235
Increase in accrued rental income	(157)	(18)
Decrease (increase) in other assets	136	(964)
Increase (decrease) in accrued interest payable	(975)	52
Decrease in other liabilities	(3,971)	(3,528)
Other	(556)	(231)
Net cash provided by operating activities	187,648	167,829
Cash flows from investing activities:
Proceeds from the disposition of real estate	73,066	24,904
Transfers from restricted cash and cash held in escrow	359	—
Additions to real estate:
Accounted for using the operating method	(485,573)	(284,612)
Principal payments on mortgages and notes receivable	123	876
Other	(1,812)	(1,114)
Net cash used in investing activities	(413,837)	(259,946)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Proceeds from line of credit payable	$598,500	$679,800
Repayment of line of credit payable	(451,200)	(552,300)
Repayment of mortgages payable	(6,990)	(1,126)
Payment of debt costs	(159)	(75)
Proceeds from issuance of common stock	219,448	88,694
Payment of Series D Preferred Stock dividends	(9,523)	(9,523)
Payment of Series E Preferred Stock dividends	(8,194)	(8,194)
Stock issuance costs	(3,379)	(1,623)
Payment of common stock dividends	(123,602)	(111,400)
Noncontrolling interest distributions	—	(292)
Net cash provided by financing activities	214,901	83,961
Net decrease in cash and cash equivalents	(11,288)	(8,156)
Cash and cash equivalents at beginning of period	13,659	10,604
Cash and cash equivalents at end of period	$2,371	$2,448
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$45,960	$41,570
Taxes paid	$—	$196
Supplemental disclosure of noncash investing and financing activities:
Issued 278,671 and 274,693 shares of restricted and unrestricted common stock in 2016 and 2015, respectively, pursuant to NNN’s performance incentive plan	$11,004	$8,594
Change in other comprehensive income	$2,374	$374
Mortgage receivable accepted in connection with real estate transactions	$—	$500
Change in lease classification (direct financing lease to operating lease)	$—	$311

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:
Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The terms "NNN" and the "Company" refer to National Retail Properties, Inc. and all of its consolidated subsidiaries.
NNN may elect to treat certain subsidiaries as taxable REIT subsidiaries. These taxable subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the "TRS." At the close of business on December 31, 2015, NNN elected to revoke its TRS election ("TRS Revocation").
NNN's assets include: real estate, mortgages and notes receivable, and commercial mortgage residual interests. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment ("Properties", "Property Portfolio", or individually a "Property").

June 30, 2016
Property Portfolio:
Total properties	2,452
Gross leasable area (square feet)	26,326,000
States	48
Weighted average remaining lease term (years)	11.4
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2016, may not be indicative of the results that may be expected for the year ending December 31, 2016. Amounts as of December 31, 2015, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2015.
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
Real Estate Portfolio – NNN records the acquisition of real estate which is not subject to a lease at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $827,000 and $948,000 in capitalized interest during the development period for the six months ended June 30, 2016 and 2015, respectively, of which $316,000 and $558,000 was recorded during the quarters ended June 30, 2016 and 2015, respectively.
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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease and the applicable option terms if it is probable that the tenant will exercise options. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the Company believes that it is likely that the tenant will renew the lease for an option term whereby the Company amortizes the value attributable to the renewal over the renewal period.
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
Intangible assets and liabilities consisted of the following as of (dollars in thousands):

	June 30, 2016	December 31, 2015
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$10,231	$10,883
Value of in-place leases, net	59,611	61,359
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	24,009	25,767
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
Restricted Cash and Cash Held in Escrow – Restricted cash and cash held in escrow include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code, (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN.  As of June 30, 2016 and December 31, 2015, NNN held $242,000 and $601,000, respectively, in escrow and other restricted accounts.
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
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $226,000 at June 30, 2016 and December 31, 2015, are included in Mortgages Payable on the Consolidated Balance Sheets net of accumulated amortization of $108,000 and $93,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $17,782,000 at June 30, 2016 and December 31, 2015, are included in Notes Payable on the Consolidated Balance Sheets net of accumulated amortization of $5,521,000 and $4,704,000, respectively.
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
The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and Diluted Earnings:
Net earnings attributable to NNN	$51,942	$46,188	$122,625	$100,167
Less: Series D preferred stock dividends	(4,762)	(4,762)	(9,523)	(9,523)
Less: Series E preferred stock dividends	(4,096)	(4,096)	(8,194)	(8,194)
Net earnings available to NNN’s common stockholders	43,084	37,330	104,908	82,450
Less: Earnings allocated to unvested restricted shares	(177)	(176)	(326)	(340)
Net earnings used in basic and diluted earnings per share	$42,907	$37,154	$104,582	$82,110

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	144,315,093	134,163,959	142,946,299	133,313,523
Less: Unvested restricted stock	(406,170)	(420,417)	(374,701)	(404,463)
Less: Unvested contingent shares	(465,548)	(476,250)	(429,608)	(438,360)
Weighted average number of shares outstanding used in basic earnings per share	143,443,375	133,267,292	142,141,990	132,470,700
Other dilutive securities	533,337	333,364	551,795	354,100
Weighted average number of shares outstanding used in diluted earnings per share	143,976,712	133,600,656	142,693,785	132,824,800
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gains or Losses on Cash Flow Hedges (1)		Gains and Losses on Commercial Mortgage Residual Interests (2)		Gains and Losses on Available-for-Sale Securities	Total
Beginning balance, December 31, 2015	$(25,046)		$4,454		$240	$(20,352)

Other comprehensive income (loss)	312		(182)		553	683
Reclassifications from accumulated other comprehensive income to net earnings	1,402	(3)	289	(4)	—	1,691
Net current period other comprehensive income	1,714		107		553	2,374
Ending balance, June 30, 2016	$(23,332)		$4,561		$793	$(17,978)
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
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities," effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of ASU 2016-01 will not have an impact on NNN's financial position or results of operations.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued final guidance that requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. NNN is currently evaluating to determine the potential impact the adoption of ASU 2016-02 will have on NNN's financial position or results of operations.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2016-13 will have on NNN's financial position or results of operations.
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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

June 30, 2016
Lease classification:
Operating	2,485
Direct financing	10
Building portion – direct financing/land portion – operating	2
Weighted average remaining lease term (years)	11.4
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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	June 30, 2016	December 31, 2015
Land and improvements	$2,041,642	$1,921,657
Buildings and improvements	4,237,019	3,888,656
Leasehold interests	4,565	1,290
	6,283,226	5,811,603
Less accumulated depreciation and amortization	(677,671)	(619,446)
	5,605,555	5,192,157
Work in progress	24,562	61,354
	$5,630,117	$5,253,511

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to sell the asset. As of June 30, 2016, NNN had four Properties categorized as held for sale. NNN anticipates the disposition of these Properties to occur within 12 months. NNN's real estate held for sale at December 31, 2015, included nine Properties, five of which were sold in 2016. Real estate held for sale consisted of the following as of (dollars in thousands):

	June 30, 2016	December 31, 2015
Land and improvements	$1,597	$10,342
Building and improvements	2,583	30,464
	4,180	40,806
Less accumulated depreciation and amortization	(778)	(5,161)
Less impairment	(340)	(216)
	$3,062	$35,429
Real Estate – Dispositions
The following table summarizes the number of Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	7	$1,178	3	$30	17	$18,053	9	$7,260
Income tax expense		—		—		—		(30)
		$1,178		$30		$18,053		$7,230
Real Estate – Commitments
NNN has agreed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of June 30, 2016, are outlined in the table below (dollars in thousands):

Number of properties	21
Total commitment(1)	$80,825
Amount funded	$44,205
Remaining commitment	$36,620
(1) Includes land, construction costs, tenant improvements and lease costs.
Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company's review of long lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $2,762,000 and $3,714,000 for the six months ended June 30, 2016 and 2015, respectively, of which $2,190,000 and $2,686,000 was recorded during the quarters ended June 30, 2016 and 2015, respectively.

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

Note 3 – Line of Credit Payable:
NNN's $650,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $45,202,000 and a weighted average interest rate of 1.4% during the six months ended June 30, 2016. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of June 30, 2016, $147,300,000 was outstanding and $502,700,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $230,000.

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
Dividend Reinvestment and Stock Repurchase Plan – In February 2015, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Shares of common stock	149,543	82,271
Net proceeds	$6,609	$3,019

At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2016 ATM	2015 ATM	2013 ATM
Established date	March 2016	February 2015	March 2013
Termination date	March 2019	March 2016	February 2015
Total allowable shares	12,000,000	10,000,000	9,000,000
Total shares issued as of June 30, 2016	3,120,490	9,852,465	6,252,812
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2016	2015
Shares of common stock	4,613,422	2,124,873
Average price per share (net)	$45.46	$39.71
Net proceeds	$209,722	$84,382
Stock issuance costs(1)	$3,379	$1,442
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Series D preferred stock(1):
Dividends	$4,762	$4,762	$9,523	$9,523
Per depositary share	0.414063	0.414063	0.828125	0.828125

Series E preferred stock(1):
Dividends	4,096	4,096	8,194	8,194
Per depositary share	0.356250	0.356250	0.712500	0.712500

Common stock:
Dividends	62,451	56,086	123,602	111,400
Per share	0.435	0.420	0.870	0.840
(1) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed. The earliest redemption date for the Series D and Series E preferred stock is February 2017 and May 2018, respectively.
In July 2016, NNN declared a dividend of $0.455 per share, which is payable in August 2016 to its common stockholders of record as of July 29, 2016.

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
At the close of business on December 31, 2015, NNN elected to revoke its TRS election.
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
As of June 30, 2016, $23,644,000 remained in other comprehensive income related to the effective portion of NNN’s previous terminated interest rate hedges. During the six months ended June 30, 2016 and 2015, NNN reclassified out of other comprehensive income $1,402,000 and $832,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $2,933,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
During the quarter ended June 30, 2016, NNN entered into two forward starting swaps with a total notional amount of $180,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward swaps were designated as cash flow hedges, and at June 30, 2016, have a fair value of $312,000 included in other assets and accumulated other comprehensive income (loss) on the condensed consolidated balance sheet. The fair value of the forward starting swaps was based on a Level 2 valuation. No hedge ineffectiveness was recognized during the quarter ended June 30, 2016. These derivative financial instruments were still outstanding as of June 30, 2016.
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

NNN currently values its Residuals using a projected discounted cash flow analysis based upon estimated prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a roll forward of the Residuals (dollars in thousands):

Six Months Ended
June 30, 2016
Balance at beginning of period	$11,115
Total gains (losses) – realized/unrealized:
Included in earnings	(852)
Included in other comprehensive income	107
Interest income on Residuals	901
Cash received from Residuals	(691)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$10,580
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$289

Note 8 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at June 30, 2016 and December 31, 2015, approximate fair value based upon current market prices of comparable instruments (Level 1). At June 30, 2016 and December 31, 2015, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $2,103,940,000 and $2,007,242,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's debt is publicly traded.

Note 9 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after June 30, 2016, the date of the condensed consolidated balance sheet. There were no reportable subsequent events or transactions.

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
NNN may elect to treat certain subsidiaries as taxable real estate investment trust subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.” At the close of business on December 31, 2015, NNN elected to revoke its TRS election ("TRS Revocation"). This TRS Revocation resulted in an additional tax expense of approximately $9,607,000 for the quarter and year ended December 31, 2015.

Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These statements generally are characterized by the use of terms such as "believe," "expect," "intend," "may," "estimated" or similar words or expressions. Forward-looking statements are not historical facts or guarantees of future performance and are subject to known and unknown risks. Certain factors that could cause actual results or events to differ materially from those NNN anticipates or projects include, but are not limited to, the following:

•	Financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general;

•	NNN may be unable to obtain debt or equity capital on favorable terms, if at all;

•	Loss of rent from tenants would reduce NNN's cash flow;

•	A significant portion of the source of NNN's Property Portfolio annual base rent is heavily concentrated in specific industry classifications, tenants and in specific geographic locations;

•	Owning real estate and indirect interests in real estate carries inherent risk;

•	NNN's real estate investments are illiquid;

•	Costs of complying with changes in governmental laws and regulations may adversely affect NNN's results of operations;

•	NNN may be subject to known or unknown environmental liabilities and hazardous materials on properties owned by NNN;

•	NNN may not be able to successfully execute its acquisition or development strategies;

•	NNN may not be able to dispose of properties consistent with its operating strategy;

•	A change in the assumptions used to determine the value of commercial mortgage residual interests could adversely affect NNN's financial position;

•	NNN may suffer a loss in the event of a default of or bankruptcy of a borrower or a tenant;

•	Certain provisions of NNN's leases or loan agreements may be unenforceable;

•	Property ownership through joint ventures and partnerships could limit NNN's control of those investments;

•	Competition from numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede NNN's ability to grow;

•	NNN's loss of key management personnel could adversely affect performance and the value of its common stock;

•	Uninsured losses may adversely affect NNN's operating results and asset values;

•	Acts of violence, terrorist attacks or war may adversely affect the markets in which NNN operates and NNN's results of operations;

•	Vacant properties or bankrupt tenants or borrowers could adversely affect NNN's business or financial condition;

•	The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN's business and financial condition;

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
As of June 30, 2016, NNN owned 2,452 Properties, with an aggregate gross leasable area of approximately 26,326,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.4 years. Approximately 99 percent of the Properties were leased as of June 30, 2016.
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
NNN evaluates the creditworthiness of its current and prospective tenants. This evaluation includes reviewing available financial statements, store level financial performance, press releases, public credit ratings from major credit rating agencies, industry news publications, financial market data (debt and equity pricing). NNN also evaluates the tenant's business and operations, including periodically meeting with senior management of certain tenants.
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

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	June 30, 2016	December 31, 2015	June 30, 2015
Properties Owned:
Number	2,452	2,257	2,138
Total gross leasable area (square feet)	26,326,000	24,964,000	23,747,000
Properties:
Leased and unimproved land	2,430	2,236	2,113
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	11.4	11.4	11.4
Total gross leasable area (square feet) – leased	25,907,000	24,544,000	23,255,000

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	June 30, 2016	December 31, 2015	June 30, 2015
1.	Convenience stores	16.7%	16.7%	17.5%
2.	Restaurants – full service	12.6%	11.0%	8.9%
3.	Restaurants – limited service	7.7%	7.2%	7.1%
4.	Automotive service	6.7%	7.0%	7.1%
5.	Family entertainment centers	5.7%	5.6%	5.6%
6.	Theaters	5.1%	5.2%	5.1%
7.	Health and fitness	4.2%	3.8%	3.8%
8.	Automotive parts	4.0%	4.2%	4.5%
9.	Recreational vehicle dealers, parts and accessories	3.4%	3.6%	3.6%
10.	Banks	3.3%	3.4%	3.6%
	Other	30.6%	32.3%	33.2%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Acquisitions:
Number of Properties	165	37	211	93
Gross leasable area (square feet)	1,095,000	669,000	1,686,000	1,451,000
Initial cash yield	6.9%	7.1%	6.9%	7.2%
Total dollars invested(1)	$343,596	$147,775	$468,746	$302,952
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through available cash, borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Number of properties	7	3	17	9
Gross leasable area (square feet)	171,000	64,000	323,000	177,000
Net sales proceeds	$19,667	$2,203	$72,506	$25,475
Gain, net of income tax expense	$1,178	$30	$18,053	$7,230

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter and six months ended June 30, 2016, rental income increased primarily due to additional Property acquisitions as compared to the same periods in 2015 (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to lease terms.
The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended June 30,					Six Months Ended June 30,
			Percent Increase (Decrease)	Percent of Total				Percent Increase (Decrease)	Percent of Total
	2016	2015		2016	2015	2016	2015		2016	2015
Rental Income(1)	$126,929	$113,224	12.1%	97.0%	96.6%	$249,404	$225,288	10.7%	96.7%	96.5%
Real estate expense reimbursement from tenants	3,248	3,324	(2.3)%	2.5%	2.8%	6,838	6,838	—	2.7%	2.9%
Interest and other income from real estate transactions	301	213	41.3%	0.2%	0.2%	764	376	103.2%	0.3%	0.2%
Interest income on commercial mortgage residual interests	448	447	0.2%	0.3%	0.4%	901	892	1.0%	0.3%	0.4%
Total revenues	$130,926	$117,208	11.7%	100.0%	100.0%	$257,907	$233,394	10.5%	100.0%	100.0%
(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent (“Rental Income”).
Quarter and Six Months Ended June 30, 2016 versus Quarter and Six Months Ended June 30, 2015
Rental Income. Rental Income increased in amount but remained relatively flat as a percent of the total revenues for the quarter and six months ended June 30, 2016, as compared to the same periods in 2015. The increase in rental income is primarily due to a partial year of Rental Income received as a result of the acquisition of 211 properties with aggregate gross leasable area of approximately 1,686,000 during 2016 and a full year of Rental Income received as a result of the acquisition of 221 properties with a gross leasable area of approximately 2,706,000 square feet in 2015.

Analysis of Expenses
General.  Operating expenses increased for the quarter and six months ended June 30, 2016, as compared to the same periods in 2015, primarily due to an increase in depreciation expense. The following table summarizes NNN’s expenses for the quarter ended June 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues
	2016	2015		2016	2015	2016	2015
General and administrative	$8,735	$7,830	11.6%	15.6%	15.7%	6.7%	6.7%
Real estate	4,567	4,658	(2.0)%	8.2%	9.4%	3.5%	3.9%
Depreciation and amortization	36,489	34,202	6.7%	65.3%	68.6%	27.8%	29.2%
Impairment – commercial mortgage residual interests valuation	632	428	47.7%	1.1%	0.9%	0.5%	0.4%
Impairment losses – real estate and other charges, net of recoveries	5,459	2,686	103.2%	9.8%	5.4%	4.2%	2.3%
Total operating expenses	$55,882	$49,804	12.2%	100.0%	100.0%	42.7%	42.5%

Interest and other income	$(72)	$(35)	105.7%	(0.3)%	(0.2)%	(0.1)%	—
Interest expense	24,081	21,678	11.1%	99.1%	99.8%	18.4%	18.5%
Real estate acquisition costs	280	96	191.7%	1.2%	0.4%	0.2%	0.1%
Total other expenses	$24,289	$21,739	11.7%	100.0%	100.0%	18.5%	18.6%
(1) Not Calculable ("N/C")
The following table summarizes NNN’s expenses from continuing operations for the six months ended June 30, (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues
	2016	2015		2016	2015	2016	2015
General and administrative	$17,984	$16,435	9.4%	17.1%	17.1%	7.0%	7.0%
Real estate	9,355	9,417	(0.7)%	8.9%	9.8%	3.6%	4.0%
Depreciation and amortization	71,144	66,343	7.2%	67.5%	68.8%	27.6%	28.4%
Impairment – commercial mortgage residual interests valuation	852	428	99.1%	0.8%	0.4%	0.3%	0.2%
Impairment losses – real estate and other charges, net of recoveries	6,031	3,714	62.4%	5.7%	3.9%	2.4%	1.6%
Total operating expenses	$105,366	$96,337	9.4%	100.0%	100.0%	40.9%	41.2%

Interest and other income	$(91)	$(47)	93.6%	(0.2)%	(0.1)%	—	—
Interest expense	47,667	43,464	9.7%	99.3%	98.5%	18.5%	18.6%
Real estate acquisition costs	$409	$695	(41.2)%	0.9%	1.6%	0.1%	0.3%
Total other expenses	$47,985	$44,112	8.8%	100.0%	100.0%	18.6%	18.9%
Quarter and Six Months Ended June 30, 2016 versus Quarter and Six Months Ended June 30, 2015
General and Administrative.   General and administrative expenses increased but remained relatively unchanged as a percentage of total operating expenses and revenues for the quarter and six months ended June 30, 2016, as compared to the same periods in 2015. The increase in general and administrative expenses for the quarter and six months ended June 30, 2016, is primarily attributable to an increase in personnel costs.
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount but decreased as a percentage of total operating expenses and as a percentage of revenues for the quarter and six months ended June 30, 2016, as compared to the same periods in 2015. The increase in expenses is primarily due to the acquisition of 211 properties with an aggregate gross leasable area of approximately 1,686,000 square feet in 2016 and 221 properties with an aggregate gross leasable area of approximately 2,706,000 square feet during 2015.

Impairment Losses – Real Estate and Other Charges, net of recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive price. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN recognized real estate impairments, net of recoveries of $2,762,000 and $3,714,000 for the six months ended June 30, 2016 and 2015, respectively, of which $2,190,000 and $2,686,000 was recorded during the quarters ended June 30, 2016 and 2015, respectively. In addition, during the quarter ended June 30, 2016, NNN recorded a loss on mortgage receivable of $3,269,000.
Interest Expense.  Interest expense increased in amount and remained relatively flat as a percentage of total other expenses and as a percentage of revenues for the quarter and six months ended June 30, 2016, as compared to the same periods in 2015.
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

(iv)	the repayment in March 2016 of $722,000 principal amount of mortgages payable with an interest rate of 6.900%; and

(v)
the $11,960,000 increase in the weighted average debt outstanding and a slightly higher weighted average interest rate on the Credit Facility for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

Liquidity
General.  NNN’s demand for funds has been, and will continue to be, primarily for (i) payment of operating expenses and cash dividends; (ii) Property acquisitions and development; (iii) capital expenditures; (iv) payment of principal and interest on its outstanding indebtedness; and (v) other investments.
Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Cash and cash equivalents:
Provided by operating activities	$187,648	$167,829
Used in investing activities	(413,837)	(259,946)
Provided by financing activities	214,901	83,961
Decrease	(11,288)	(8,156)
Net cash at beginning of period	13,659	10,604
Net cash at end of period	$2,371	$2,448

Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the six months ended June 30, 2016, and 2015, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.

NNN’s financing activities for the six months ended June 30, 2016, included the following significant transactions:

•	$147,300,000 in net proceeds on NNN's Credit Facility,

•	$6,609,000 in net proceeds from the issuance of 149,543 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$209,722,000 in net proceeds from the issuance of 4,613,422 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$9,523,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$8,194,000 in dividends paid to holders of the depositary shares of NNN’s Series E Preferred Stock, and

•	$123,602,000 in dividends paid to common stockholders.
Contractual Obligations and Commercial Commitments. NNN has committed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, at June 30, 2016, are outlined in the table below (dollars in thousands):

Number of properties	21
Total commitment(1)	$80,825
Amount funded	$44,205
Remaining commitment	$36,620
(1) Includes land, construction costs, tenant improvements and lease costs.
As of June 30, 2016, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2015. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its credit facility, debt or equity financings and asset dispositions.
Generally, the Properties are leased under long-term net leases, which require the tenant to pay all property taxes and assessments to maintain the interior and exterior of the property and to carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of the Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates that the costs associated with the vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its credit facility or use other sources of capital in the event of significant capital expenditures.
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of June 30, 2016, NNN owned 22 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio.
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Series D preferred stock(1):
Dividends	$4,762	$4,762	$9,523	$9,523
Per depositary share	0.414063	0.414063	0.828125	0.828125

Series E preferred stock(1):
Dividends	4,096	4,096	8,194	8,194
Per depositary share	0.356250	0.356250	0.712500	0.712500

Common stock:
Dividends	62,451	56,086	123,602	111,400
Per share	0.435	0.420	0.870	0.840
(1)   The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed. The earliest redemption date for the Series D and Series E preferred stock is February 2017 and May 2018, respectively.

In July 2016, NNN declared a dividend of $0.455 per share which is payable in August 2016 to its common stockholders of record as of July 29, 2016.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	June 30, 2016	Percentage of Total	December 31, 2015	Percentage of Total
Line of credit payable	$147,300	7.0%	$—	—
Mortgages payable	16,900	0.8%	23,964	1.2%
Notes payable	1,953,479	92.2%	1,951,980	98.8%
Total outstanding debt	$2,117,679	100.0%	$1,975,944	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgage and note receivables. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $650,000,000 revolving Credit Facility had a weighted average outstanding balance of $45,202,000 and a weighted average interest rate of 1.4% during the six months ended June 30, 2016. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility currently bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of June 30, 2016, $147,300,000 was outstanding and $502,700,000 was available for future borrowings, under the Credit Facility, excluding undrawn letters of credit totaling $230,000.
Notes Payable. In October 2015, NNN filed a prospectus supplement to the prospectus contained in its February 2015 shelf registration statement and issued $400,000,000 aggregate principal amount of 4.00% notes due November 2025 (the “2025 Notes”). The 2025 Notes were sold at a discount with an aggregate purchase price of $399,036,000 with interest payable semi-

annually commencing on May 15, 2016. The discount of $964,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2025 Notes after accounting for the note discount is 4.029%. NNN previously entered into four forward starting swaps with an aggregate notional amount of $300,000,000. Upon issuance of the 2025 Notes, NNN terminated the forward starting swaps resulting in a liability of $13,369,000, which was deferred in other comprehensive income. The deferred liability is being amortized to interest expense over the term of the 2025 Notes using the effective interest method.
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

	Six Months Ended June 30,
	2016	2015
Shares of common stock	149,543	82,271
Net proceeds	$6,609	$3,019
At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2016 ATM	2015 ATM	2013 ATM
Established date	March 2016	February 2015	March 2013
Termination date	March 2019	March 2016	February 2015
Total allowable shares	12,000,000	10,000,000	9,000,000
Total shares issued at June 30, 2016	3,120,490	9,852,465	6,252,812

The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2016	2015
Shares of common stock	4,613,422	2,124,873
Average price per share (net)	$45.46	$39.71
Net proceeds	$209,722	$84,382
Stock issuance costs(1)	$3,379	$1,442
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Recent Accounting Pronouncements

Refer to Note 1 to the June 30, 2016, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which are used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of June 30, 2016, NNN has two forward starting swaps with a total notional amount of $180,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of June 30, 2016 and December 31, 2015. The table presents principal payments and related interest rates by year for debt obligations outstanding as of June 30, 2016. The table incorporates only those debt obligations that existed as of June 30, 2016, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the six months ended June 30, 2016.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2016	$—	—	$332	5.39%	$—	—
2017	—	—	3,295	6.19%	249,851	6.92%
2018	—	—	623	5.23%	—	—
2019	147,300	1.39%	653	5.23%	—	—
2020	—	—	681	5.23%	—	—
Thereafter	—	—	11,434	5.23%	1,715,889	4.16%	(3)
Total	$147,300	1.39%	$17,018	5.42%	$1,965,740	4.51%
Fair Value:
June 30, 2016	$147,300		$17,018		$2,103,940
December 31, 2015	$—		$24,097		$2,007,242

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

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $10,580,000 and $11,115,000 as of June 30, 2016 and December 31, 2015, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses considered other than temporary are reported as valuation impairments in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of June 30, 2016, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

10.21
Form of Restricted Award Agreement - Performance between NNN and the Participant of NNN (filed as exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2016, and incorporated herein by reference).

10.22
Form of Restricted Award Agreement - Service - Non-Executives between NNN and the Participant of NNN (filed as exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2016, and incorporated herein by reference).

10.23
Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed as exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2016, and incorporated herein by reference).

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

99.1
Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2016, and incorporated herein by reference).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2016, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 2nd day of August, 2016.

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

10.21
Form of Restricted Award Agreement - Performance between NNN and the Participant of NNN (filed as exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2016, and incorporated herein by reference).

10.22
Form of Restricted Award Agreement - Service - Non-Executives between NNN and the Participant of NNN (filed as exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2016, and incorporated herein by reference).

10.23
Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed as exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2016, and incorporated herein by reference).

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

99.1
Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2016, and incorporated herein by reference).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2016, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.