Form 10-Q
period 2016-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2016-11-03
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2016
OR
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
147,124,097 shares of common stock, $0.01 par value, outstanding as of October 28, 2016.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$5,677,881	$5,224,089
Accounted for using the direct financing method	13,464	14,518
Real estate held for sale	29,234	64,851
Mortgages, notes and accrued interest receivable, net of allowance of $14 and $5, respectively	4,925	8,688
Cash and cash equivalents	5,916	13,659
Restricted cash and cash held in escrow	—	601
Receivables, net of allowance of $1,347 and $566, respectively	2,473	3,344
Accrued rental income, net of allowance of $3,078 and $3,078, respectively	24,915	25,529
Debt costs, net of accumulated amortization of $10,900 and $9,877, respectively	3,055	4,003
Commercial mortgage residual interests	189	11,115
Other assets	94,311	89,647
Total assets	$5,856,363	$5,460,044
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$184,200	$—
Mortgages payable, including unamortized premium and net of unamortized debt costs	16,732	23,964
Notes payable, net of unamortized discount and unamortized debt costs	1,954,244	1,951,980
Accrued interest payable	32,792	20,113
Other liabilities	89,315	121,594
Total liabilities	2,277,283	2,117,651

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
6.625% Series D, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
Common stock, $0.01 par value. Authorized 375,000,000 shares; 147,123,246 and 141,007,725 shares issued and outstanding, respectively	1,473	1,412
Capital in excess of par value	3,330,015	3,049,198
Accumulated deficit	(306,568)	(263,124)
Accumulated other comprehensive income (loss)	(21,071)	(20,352)
Total stockholders’ equity of NNN	3,578,849	3,342,134
Noncontrolling interests	231	259
Total equity	3,579,080	3,342,393
Total liabilities and equity	$5,856,363	$5,460,044
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income from operating leases	$129,944	$118,218	$378,007	$342,407
Earned income from direct financing leases	338	340	1,041	1,142
Percentage rent	321	331	959	628
Real estate expense reimbursement from tenants	3,413	3,469	10,251	10,307
Interest and other income from real estate transactions	141	345	905	721
Interest income on commercial mortgage residual interests	384	440	1,285	1,332
	134,541	123,143	392,448	356,537
Operating expenses:
General and administrative	9,116	8,643	27,100	25,078
Real estate	4,942	4,782	14,297	14,199
Depreciation and amortization	38,970	33,607	110,114	99,950
Impairment – commercial mortgage residual interests valuation	5,978	53	6,830	481
Impairment losses – real estate and other charges, net of recoveries	4,917	(3)	10,949	3,711
	63,923	47,082	169,290	143,419
Earnings from operations	70,618	76,061	223,158	213,118
Other expenses (revenues):
Interest and other income	(17)	(20)	(108)	(67)
Interest expense	24,257	21,996	71,923	65,460
Real estate acquisition costs	111	199	520	894
	24,351	22,175	72,335	66,287
Earnings before income tax expense	46,267	53,886	150,823	146,831
Income tax expense	—	(545)	—	(491)
Earnings before gain on disposition of real estate, net of income tax expense	46,267	53,341	150,823	146,340
Gain on disposition of real estate, net of income tax expense	4,505	1,914	22,558	9,145
Earnings including noncontrolling interests	50,772	55,255	173,381	155,485
Loss (earnings) attributable to noncontrolling interests	12	(57)	28	(120)
Net earnings attributable to NNN	$50,784	$55,198	$173,409	$155,365

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net earnings attributable to NNN	$50,784	$55,198	$173,409	$155,365
Series D preferred stock dividends	(4,762)	(4,762)	(14,285)	(14,285)
Series E preferred stock dividends	(4,097)	(4,097)	(12,291)	(12,291)
Net earnings attributable to common stockholders	$41,925	$46,339	$146,833	$128,789
Net earnings per share of common stock:
Basic	$0.29	$0.34	$1.02	$0.96
Diluted	$0.28	$0.34	$1.02	$0.96
Weighted average number of common shares outstanding:
Basic	146,111,041	133,892,905	143,474,664	132,949,978
Diluted	146,681,592	134,246,098	144,036,165	133,306,268
Other comprehensive income:
Net earnings attributable to NNN	$50,784	$55,198	$173,409	$155,365
Amortization of interest rate hedges	720	424	2,122	1,256
Fair value forward starting swaps	701	(10,297)	1,013	(10,297)
Net gain (loss) – commercial mortgage residual interests	(4,561)	116	(4,454)	(268)
Net gain (loss) – available-for-sale securities	47	26	600	(48)
Comprehensive income attributable to NNN	$47,691	$45,467	$172,690	$146,008

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Earnings including noncontrolling interests	$173,381	$155,485
Adjustments to reconcile earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	110,114	99,950
Impairment losses – real estate and other charges, net of recoveries	10,949	3,711
Impairment – commercial mortgage residual interests valuation	6,830	481
Amortization of notes payable discount	1,030	964
Amortization of debt costs	2,276	2,142
Amortization of mortgages payable premium	(126)	(156)
Amortization of deferred interest rate hedges	2,122	1,256
Gain on disposition of real estate	(22,558)	(9,231)
Performance incentive plan expense	8,714	7,524
Performance incentive plan payment	(581)	(676)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease in real estate leased to others using the direct financing method	1,054	945
Decrease in mortgages, notes and accrued interest receivable	26	73
Decrease in receivables	871	993
Decrease in accrued rental income	21	161
Decrease (increase) in other assets	(227)	5,137
Increase in accrued interest payable	12,679	12,117
Increase (decrease) in other liabilities	8,315	(3,161)
Other	(684)	267
Net cash provided by operating activities	314,206	277,982
Cash flows from investing activities:
Proceeds from the disposition of real estate	83,722	33,064
Transfers from (to) restricted cash and cash held in escrow	601	(600)
Additions to real estate:
Accounted for using the operating method	(637,603)	(527,818)
Principal payments on mortgages and notes receivable	468	1,075
Other	(2,010)	(1,697)
Net cash used in investing activities	(554,822)	(495,976)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Proceeds from line of credit payable	$1,090,200	$1,194,500
Repayment of line of credit payable	(906,000)	(912,100)
Repayment of mortgages payable	(7,125)	(1,657)
Payment of debt costs	(159)	(75)
Proceeds from issuance of common stock	277,076	127,485
Stock issuance costs	(4,266)	(2,206)
Payment of Series D Preferred Stock dividends	(14,285)	(14,285)
Payment of Series E Preferred Stock dividends	(12,291)	(12,291)
Payment of common stock dividends	(190,277)	(169,674)
Noncontrolling interest distributions	—	(292)
Net cash provided by financing activities	232,873	209,405
Net decrease in cash and cash equivalents	(7,743)	(8,589)
Cash and cash equivalents at beginning of period	13,659	10,604
Cash and cash equivalents at end of period	$5,916	$2,015
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$55,185	$50,770
Taxes paid (received)	$(49)	$224
Supplemental disclosure of noncash investing and financing activities:
Issued 281,870 and 279,712 shares of restricted and unrestricted common stock in 2016 and 2015, respectively, pursuant to NNN’s performance incentive plan	$11,170	$8,778
Change in other comprehensive income	$719	$9,357
Mortgage receivable accepted in connection with real estate transactions	$—	$500
Change in lease classification (direct financing lease to operating lease)	$—	$1,179

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

September 30, 2016
Property Portfolio:
Total properties	2,485
Gross leasable area (square feet)	26,640,000
States	48
Weighted average remaining lease term (years)	11.5
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2016, may not be indicative of the results that may be expected for the year ending December 31, 2016. Amounts as of December 31, 2015, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2015.
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
Real Estate Portfolio – NNN records the acquisition of real estate which is not subject to a lease at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $1,243,000 and $1,633,000 in capitalized interest during the development period for the nine months ended September 30, 2016 and 2015, respectively, of which $416,000 and $685,000 was recorded during the quarters ended September 30, 2016 and 2015, respectively.
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
Intangible assets and liabilities consisted of the following as of (dollars in thousands):

	September 30, 2016	December 31, 2015
Intangible lease assets (included in Other assets):
Value of above-market in-place leases, net	$9,979	$10,883
Value of in-place leases, net	58,659	61,359
Intangible lease liabilities (included in Other liabilities):
Value of below-market in-place leases, net	23,151	25,767
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
Restricted Cash and Cash Held in Escrow – Restricted cash and cash held in escrow include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code, (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN.  As of September 30, 2016, NNN held no cash in escrow and other restricted accounts. As of December 31, 2015, NNN held $601,000 in escrow and other restricted accounts.
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
Debt Costs – Line of Credit Payable – Debt costs incurred in connection with NNN’s $650,000,000 line of credit have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. In accordance with ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements,” NNN has recorded debt costs associated with the line of credit as an asset, in Debt Costs on the Consolidated Balance Sheets.
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized to interest expense over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $226,000 at September 30, 2016 and December 31, 2015, are included in Mortgages Payable on the Consolidated Balance Sheets net of accumulated amortization of $112,000 and $93,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $17,782,000 at September 30, 2016 and December 31, 2015, are included in Notes Payable on the Consolidated Balance Sheets net of accumulated amortization of $5,939,000 and $4,704,000, respectively.
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
The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and Diluted Earnings:
Net earnings attributable to NNN	$50,784	$55,198	$173,409	$155,365
Less: Series D preferred stock dividends	(4,762)	(4,762)	(14,285)	(14,285)
Less: Series E preferred stock dividends	(4,097)	(4,097)	(12,291)	(12,291)
Net earnings available to NNN’s common stockholders	41,925	46,339	146,833	128,789
Less: Earnings allocated to unvested restricted shares	(184)	(183)	(510)	(523)
Net earnings used in basic and diluted earnings per share	$41,741	$46,156	$146,323	$128,266

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	146,982,759	134,789,572	144,301,606	133,810,946
Less: Unvested restricted stock	(406,170)	(420,417)	(385,267)	(409,839)
Less: Unvested contingent shares	(465,548)	(476,250)	(441,675)	(451,129)
Weighted average number of shares outstanding used in basic earnings per share	146,111,041	133,892,905	143,474,664	132,949,978
Other dilutive securities	570,551	353,193	561,501	356,290
Weighted average number of shares outstanding used in diluted earnings per share	146,681,592	134,246,098	144,036,165	133,306,268
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gains or Losses on Cash Flow Hedges (1)		Gains and Losses on Commercial Mortgage Residual Interests (2)		Gains on Available-for-Sale Securities	Total
Beginning balance, December 31, 2015	$(25,046)		$4,454		$240	$(20,352)

Other comprehensive income (loss)	2,122		(182)		600	2,540
Reclassifications from accumulated other comprehensive income to net earnings	1,013	(3)	(4,272)	(4)	—	(3,259)
Net current period other comprehensive income (loss)	3,135		(4,454)		600	(719)
Ending balance, September 30, 2016	$(21,911)		$—		$840	$(21,071)
(1) Additional disclosure is included in Note 7 – Derivatives.
(2) Additional disclosure is included in Note 8 – Fair Value Measurements.
(3) Reclassifications out of other comprehensive income (loss) are recorded in Interest Expense on the Condensed Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
(4) Reclassifications out of other comprehensive income are recorded in Impairment on the Condensed Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from these reclassifications.
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
In March 2016, the FASB issued ASU 2016-06, "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments." The update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The update clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The adoption of ASU 2016-06 will not have an impact on NNN's financial position or results of operations.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)," effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of ASU 2016-09 will not have an impact on NNN's financial position or results of operations.

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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in this update provide guidance on certain cash flow classification issues. The objective of the amendment is to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2016-15 will have on the presentation of NNN's condensed consolidated financial statements.
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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

September 30, 2016
Lease classification:
Operating	2,531
Direct financing	10
Building portion – direct financing/land portion – operating	2
Weighted average remaining lease term (years)	11.5
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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	September 30, 2016	December 31, 2015
Land and improvements	$2,049,072	$1,904,646
Buildings and improvements	4,304,319	3,871,920
Leasehold interests	4,565	1,290
	6,357,956	5,777,856
Less accumulated depreciation and amortization	(705,812)	(615,121)
	5,652,144	5,162,735
Work in progress	25,737	61,354
	$5,677,881	$5,224,089

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to sell the asset. As of September 30, 2016, NNN had 20 Properties categorized as held for sale. NNN anticipates the disposition of these Properties to occur within 12 months. NNN's real estate held for sale at December 31, 2015, included 25 Properties, five of which were sold in 2016. Real estate held for sale consisted of the following as of (dollars in thousands):

	September 30, 2016	December 31, 2015
Land and improvements	$19,201	$27,946
Building and improvements	20,512	48,394
	39,713	76,340
Less accumulated depreciation and amortization	(5,703)	(9,486)
Less impairment	(4,776)	(2,003)
	$29,234	$64,851
Real Estate – Dispositions
The following table summarizes the number of Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	7	$4,505	5	$1,970	24	$22,558	14	$9,231
Income tax expense		—		(56)		—		(86)
		$4,505		$1,914		$22,558		$9,145
Real Estate – Commitments
NNN has agreed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of September 30, 2016, are outlined in the table below (dollars in thousands):

Number of properties	25
Total commitment(1)	$85,350
Amount funded	$51,021
Remaining commitment	$34,329
(1) Includes land, construction costs, tenant improvements and lease costs.
Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $7,680,000 and $3,711,000 for the nine months ended September 30, 2016 and 2015, respectively, of which $4,917,000 and $(3,000) was recorded during the quarters ended September 30, 2016 and 2015, respectively.

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

Note 3 - Commercial Mortgage Residual Interests:
As of December 31, 2015, NNN held the commercial mortgage residual interests (“Residuals”) from seven loan securitizations. In September 2016, the loan servicer of four of the securitizations exercised its clean-up call option. The clean-up call allowed the servicer to purchase all of the trusts’assets, thereby terminating future cash distributions payable to NNN as the holder of these residual interests. During the quarter and nine months ended September 30, 2016 and 2015, NNN recorded an other than temporary valuation impairment as a reduction of earnings from operations. The other than temporary valuation impairment during the quarter and nine months ended September 30, 2016 related to the execution of the clean-up call option on the four securitizations, as well as, the fair value adjustment on the remaining three securitizations.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unrealized gains (losses)	$(4,561)	$116	$(4,454)	$(268)
Other than temporary valuation impairment	5,978	53	6,830	481
As of September 30, 2016, the remaining three Residuals are recorded at fair value. Based on the expected timing of future cash flows relating to the Residuals certain valuation assumptions are made. The following table summarizes the key assumptions used in determining the value of three remaining securitizations as of September 30, 2016:

Discount rate	20%
Average life equivalent CPR(1) speeds range	0.87% to 21.56% CPR
Foreclosures:
Frequency curve default model	0% - 1.33% range
Loss severity of loans in foreclosure	20%
Yield:
LIBOR	Forward 3-month curve
Prime	Forward curve

(1)	Conditional prepayment rate

Note 4 – Line of Credit Payable:
NNN's $650,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $80,750,000 and a weighted average interest rate of 1.4% during the nine months ended September 30, 2016. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of September 30, 2016, $184,200,000 was outstanding and $465,800,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $230,000.

Note 5 – Stockholders' Equity:
In February 2015, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which permits the issuance by NNN of an indeterminate amount of debt and equity securities.

Dividend Reinvestment and Stock Purchase Plan – In February 2015, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015
Shares of common stock	164,640	147,614
Net proceeds	$7,376	$5,409

At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2016 ATM	2015 ATM	2013 ATM
Established date	March 2016	February 2015	March 2013
Termination date	March 2019	March 2016	February 2015
Total allowable shares	12,000,000	10,000,000	9,000,000
Total shares issued as of September 30, 2016	4,223,290	9,852,465	6,252,812
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2016	2015
Shares of common stock	5,716,222	3,105,502
Average price per share (net)	$46.48	$38.71
Net proceeds	$265,696	$120,199
Stock issuance costs(1)	$4,266	$2,024
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Series D preferred stock(1):
Dividends	$4,762	$4,762	$14,285	$14,285
Per depositary share	0.414063	0.414063	1.242188	1.242188

Series E preferred stock(1):
Dividends	4,097	4,097	12,291	12,291
Per depositary share	0.356250	0.356250	1.068750	1.068750

Common stock:
Dividends	66,676	58,274	190,277	169,674
Per share	0.455	0.435	1.325	1.275
(1) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series D and Series E preferred stock is February 2017 and May 2018, respectively.
In October 2016, NNN declared a dividend of $0.455 per share, which is payable in November 2016 to its common stockholders of record as of October 31, 2016.

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
NNN has had no increases or decreases in unrecognized tax benefits for current or prior years. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded as non-operating expenses. The periods that remain open under federal statute are 2013 through 2016. NNN also files tax returns in many states with varying open years under statute.

Note 7 – Derivatives:
In accordance with the guidance on derivatives and hedging, NNN records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or a firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
NNN’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, NNN primarily uses treasury locks, forward swaps and interest rate swaps as part of its cash flow hedging strategy. Treasury locks and forward starting swaps are used to hedge forecasted debt issuances. Treasury locks designated as cash flow hedges lock in the yield/price of a treasury security. Forward swaps also lock the associated swap spread. Interest rate swaps designated as cash flow hedges hedging the variable cash flows associated with floating rate debt involve the receipt or payment of variable rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.
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
When hedge accounting is discontinued, NNN continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings or may choose to settle the derivative at that time with a cash payment.

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
As of September 30, 2016, $22,924,000 remained in other comprehensive income related to the effective portion of NNN’s previous terminated interest rate hedges. During the nine months ended September 30, 2016 and 2015, NNN reclassified out of other comprehensive income $2,122,000 and $1,256,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $2,968,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
During the quarter ended June 30, 2016, NNN entered into two forward starting swaps with a total notional amount of $180,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward swaps were designated as cash flow hedges, and at September 30, 2016, have a fair value of $1,013,000 included in other assets and accumulated other comprehensive income (loss) on the condensed consolidated balance sheet. The fair value of the forward starting swaps was based on a Level 2 valuation. No hedge ineffectiveness was recognized during the quarter ended September 30, 2016. These derivative financial instruments were still outstanding as of September 30, 2016.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

Note 8 – Fair Value Measurements:
As of September 30, 2016, NNN holds the Residuals from three loan securitizations. Each of the Residuals is recorded at estimated fair value. Unrealized gains and losses are reported as other comprehensive income in stockholders' equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. NNN currently values its Residuals using a projected discounted cash flow analysis based upon estimated prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a roll forward of the Residuals (dollars in thousands):

Nine Months Ended
September 30, 2016
Balance at beginning of period	$11,115
Total gains (losses) – realized/unrealized:
Included in earnings	(6,830)
Included in other comprehensive income	(4,454)
Interest income on Residuals	1,285
Cash received from Residuals	(927)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$189
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to Residuals still held at the end of period	$4,272

Note 9 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages and notes receivable and mortgages payable at September 30, 2016 and December 31, 2015, approximate fair value based upon current market prices of comparable instruments (Level 3). At September 30, 2016 and December 31, 2015, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $2,094,667,000 and $2,007,242,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's debt is publicly traded.

Note 10 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after September 30, 2016, the date of the condensed consolidated balance sheet.

On October 11, 2016, NNN consummated an underwritten public offering of 13,800,000 depositary shares (including net proceeds from the underwriters over-allotment exercise), each representing a 1/100th interest in a share of 5.20% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”), and received gross proceeds of $345,000,000. In connection with this offering, the Company incurred stock issuance costs of approximately $10,722,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses.
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

Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These statements generally are characterized by the use of terms such as "believe," "expect," "intend," "may," "estimated" or similar words or expressions. Forward-looking statements are not historical facts or guarantees of future performance and are subject to known and unknown risks. Certain factors that could cause actual results or events to differ materially from those NNN anticipates or projects include, but are not limited to, the following:

•	Financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general;

•	NNN may be unable to obtain debt or equity capital on favorable terms, if at all;

•	Loss of rent from tenants would reduce NNN's cash flow;

•	A significant portion of the source of NNN's Property Portfolio annual base rent is heavily concentrated in specific industry classifications, tenants and geographic locations;

•	Owning real estate and indirect interests in real estate carries inherent risk;

•	NNN's real estate investments are illiquid;

•	Costs of complying with changes in governmental laws and regulations may adversely affect NNN's results of operations;

•	NNN may be subject to known or unknown environmental liabilities and hazardous materials on properties owned by NNN;

•	NNN may not be able to successfully execute its acquisition or development strategies;

•	NNN may not be able to dispose of properties consistent with its operating strategy;

•	A change in the assumptions used to determine the value of commercial mortgage residual interests could adversely affect NNN's financial position;

•	NNN may suffer a loss in the event of a default of or bankruptcy of a borrower or a tenant;

•	Certain provisions of NNN's leases or loan agreements may be unenforceable;

•	Property ownership through joint ventures and partnerships could limit NNN's control of those investments;

•	Competition from numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede NNN's ability to grow;

•	NNN's loss of key management personnel could adversely affect performance and the value of its common stock;

•	Uninsured losses may adversely affect NNN's operating results and asset values;

•	Acts of violence, terrorist attacks or war may adversely affect the markets in which NNN operates and NNN's results of operations;

•	Vacant properties or bankrupt tenants or borrowers could adversely affect NNN's business or financial condition;

•	The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN's business and financial condition;

•
NNN is obligated to comply with financial and other covenants in its debt instruments that could restrict its operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment of such debt;

•	The market value of NNN's equity and debt securities is subject to various factors that may cause significant fluctuations or volatility;

•	NNN's failure to qualify as a REIT for federal income tax purposes could result in significant tax liability;

•	Even if NNN remains qualified as a REIT, NNN faces other tax liabilities that reduce operating results and cash flow;

•	Adverse legislative or regulatory tax changes could reduce NNN's earnings and cash flow and the market price of NNN's common stock;

•	Compliance with REIT requirements, including distribution requirements, may limit NNN's flexibility and may negatively affect NNN's operating decisions;

•	Changes in accounting pronouncements could adversely impact NNN's or NNN's tenants' reported financial performance;

•	NNN's failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and share price;

•	NNN's ability to pay dividends in the future is subject to many factors;

•	Cybersecurity risks and cyber incidents could adversely affect NNN's business, disrupt operations and expose NNN to liabilities to tenants, employees, capital providers, and other third parties; and

•	Future investments in international markets could subject NNN to additional risks.

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
As of September 30, 2016, NNN owned 2,485 Properties, with an aggregate gross leasable area of approximately 26,640,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.5 years. Approximately 99 percent of the Properties were leased as of September 30, 2016.
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

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	September 30, 2016	December 31, 2015	September 30, 2015
Properties Owned:
Number	2,485	2,257	2,231
Total gross leasable area (square feet)	26,640,000	24,964,000	24,451,000
Properties:
Leased and unimproved land	2,459	2,236	2,210
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	11.5	11.4	11.5
Total gross leasable area (square feet) – leased	26,145,000	24,544,000	24,009,000

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	September 30, 2016	December 31, 2015	September 30, 2015
1.	Convenience stores	16.4%	16.7%	16.8%
2.	Restaurants – full service	12.3%	11.0%	11.2%
3.	Restaurants – limited service	7.6%	7.2%	7.0%
4.	Automotive service	6.8%	7.0%	6.9%
5.	Family entertainment centers	5.8%	5.6%	5.4%
6.	Theaters	5.0%	5.2%	5.1%
7.	Health and fitness	4.5%	3.8%	3.6%
8.	Automotive parts	4.0%	4.2%	4.3%
9.	Recreational vehicle dealers, parts and accessories	3.4%	3.6%	3.6%
10.	Banks	3.2%	3.4%	3.5%
	Other	31.0%	32.3%	32.6%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Acquisitions:
Number of Properties	38	97	249	190
Gross leasable area (square feet)	350,000	732,000	2,036,000	2,183,000
Initial cash yield	7.1%	7.2%	6.9%	7.2%
Total dollars invested(1)	$127,796	$263,864	$596,541	$566,816
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through available cash, borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Number of properties	7	5	24	14
Gross leasable area (square feet)	30,000	30,000	353,000	207,000
Net sales proceeds	$10,571	$8,160	$83,077	$33,635
Gain, net of income tax expense	$4,505	$1,914	$22,558	$9,145

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter and nine months ended September 30, 2016, rental income increased primarily due to additional Property acquisitions as compared to the same periods in 2015 (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to lease terms.
The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended September 30,					Nine Months Ended September 30,
			Percent Increase (Decrease)	Percent of Total				Percent Increase (Decrease)	Percent of Total
	2016	2015		2016	2015	2016	2015		2016	2015
Rental Income(1)	$130,603	$118,889	9.9%	97.1%	96.5%	$380,007	$344,177	10.4%	96.9%	96.5%
Real estate expense reimbursement from tenants	3,413	3,469	(1.6)%	2.5%	2.8%	10,251	10,307	(0.5)%	2.6%	2.9%
Interest and other income from real estate transactions	141	345	(59.1)%	0.1%	0.3%	905	721	25.5%	0.2%	0.2%
Interest income on commercial mortgage residual interests	384	440	(12.7)%	0.3%	0.4%	1,285	1,332	(3.5)%	0.3%	0.4%
Total revenues	$134,541	$123,143	9.3%	100.0%	100.0%	$392,448	$356,537	10.1%	100.0%	100.0%
(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent (“Rental Income”).
Quarter and Nine Months Ended September 30, 2016 versus Quarter and Nine Months Ended September 30, 2015
Rental Income. Rental Income increased but remained relatively flat as a percent of the total revenues for the quarter and nine months ended September 30, 2016, as compared to the same periods in 2015. The increase in rental income is primarily due to a partial year of Rental Income received as a result of the acquisition of 249 properties with aggregate gross leasable area of approximately 2,036,000 during 2016 and a full year of Rental Income received as a result of the acquisition of 221 properties with a gross leasable area of approximately 2,706,000 square feet in 2015.

Analysis of Expenses
General.  Operating expenses increased for the quarter and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to an increase in depreciation expense and impairments of commercial mortgage residual interest and real estate. The following table summarizes NNN’s expenses for the quarter ended September 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues
	2016	2015		2016	2015	2016	2015
General and administrative	$9,116	$8,643	5.5%	14.3%	18.4%	6.8%	7.0%
Real estate	4,942	4,782	3.3%	7.7%	10.2%	3.7%	3.9%
Depreciation and amortization	38,970	33,607	16.0%	61.0%	71.3%	29.0%	27.3%
Impairment – commercial mortgage residual interests valuation	5,978	53	11,179.2%	9.3%	0.1%	4.4%	—
Impairment losses – real estate and other charges, net of recoveries	4,917	(3)	N/A (1)	7.7%	—	3.7%	—
Total operating expenses	$63,923	$47,082	35.8%	100.0%	100.0%	47.6%	38.2%

Interest and other income	$(17)	$(20)	(15.0)%	(0.1)%	(0.1)%	—	—
Interest expense	24,257	21,996	10.3%	99.6%	99.2%	18.0%	17.9%
Real estate acquisition costs	111	199	(44.2)%	0.5%	0.9%	0.1%	0.1%
Total other expenses	$24,351	$22,175	9.8%	100.0%	100.0%	18.1%	18.0%
(1) Not Applicable ("N/A")
The following table summarizes NNN’s expenses from continuing operations for the nine months ended September 30, (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues
	2016	2015		2016	2015	2016	2015
General and administrative	$27,100	$25,078	8.1%	16.0%	17.5%	6.9%	7.0%
Real estate	14,297	14,199	0.7%	8.4%	9.9%	3.6%	4.0%
Depreciation and amortization	110,114	99,950	10.2%	65.1%	69.7%	28.1%	28.0%
Impairment – commercial mortgage residual interests valuation	6,830	481	1,320.0%	4.0%	0.3%	1.7%	0.1%
Impairment losses – real estate and other charges, net of recoveries	10,949	3,711	195.0%	6.5%	2.6%	2.8%	1.1%
Total operating expenses	$169,290	$143,419	18.0%	100.0%	100.0%	43.1%	40.2%

Interest and other income	$(108)	$(67)	61.2%	(0.1)%	(0.1)%	—	—
Interest expense	71,923	65,460	9.9%	99.4%	98.8%	18.3%	18.4%
Real estate acquisition costs	$520	$894	(41.8)%	0.7%	1.3%	—	0.3%
Total other expenses	$72,335	$66,287	9.1%	100.0%	100.0%	18.4%	18.7%
Quarter and Nine Months Ended September 30, 2016 versus Quarter and Nine Months Ended September 30, 2015
General and Administrative.   General and administrative expenses increased but decreased as a percentage of total operating expenses and revenues for the quarter and nine months ended September 30, 2016, as compared to the same periods in 2015. The increase in general and administrative expenses for the quarter and nine months ended September 30, 2016, is primarily attributable to an increase in personnel costs.
Depreciation and Amortization.   Depreciation and amortization expenses increased but decreased as a percentage of total operating expenses for the quarter and nine months ended September 30, 2016, as compared to the same periods in 2015. Depreciation and amortization expenses increased as a percentage of revenue for the quarter ended September 30, 2016 but remained relatively flat for the nine months ended September 30, 2016, as compared to the same periods in 2015. The increase in expenses is primarily due to the acquisition of 249 properties with an aggregate gross leasable area of approximately 2,036,000 square feet in 2016 and 221 properties with an aggregate gross leasable area of approximately 2,706,000 square feet during 2015.
Impairment – Commercial Mortgage Residual Interests Valuation. As of December 31, 2015, NNN held the commercial mortgage residual interests (“Residuals”) from seven securitizations. In September 2016, the loan servicer of four of the securitizations exercised its clean-up call option. The clean-up call allowed the servicer to purchase all of the trusts’assets, thereby terminating future cash distributions payable to NNN as the holder of these residual interests. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. As of September 30, 2016, the remaining three Residuals are recorded at fair value. During the quarter and nine months ended September 30, 2016, NNN recorded other than temporary valuation adjustments as a reduction of earnings from operations of $5,978,000 and $6,830,000, respectively. These valuation adjustments related to the execution of a clean-up call option on four securitizations, as well as, valuation adjustments to the remaining three securitizations.
Impairment Losses – Real Estate and Other Charges, Net of Recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive price. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN recognized real estate impairments, net of recoveries of $7,680,000 and $3,711,000 for the nine months ended September 30, 2016 and 2015, respectively, of which $4,917,000 and $11,000 was recorded during the quarters ended September 30, 2016 and 2015, respectively. In addition, during the nine months ended September 30, 2016, NNN recorded a loss on mortgage receivable of $3,269,000. Furthermore, during the quarter ended September 30, 2015, NNN recorded a real estate impairment recovery of $14,000.
Interest Expense.  Interest expense increased in amount for the quarter and nine months ended September 30, 2016, as compared to the same periods in 2015. Interest expense remained relatively flat as a percentage of total other expenses and as a percentage of revenues for the quarter and nine months ended September 30, 2016, as compared to the same periods in 2015.
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

(iv)	the repayment in March 2016 of $722,000 principal amount of mortgages payable with an interest rate of 6.900%; and

(v)
the Credit Facility had a $5,247,000 decrease in the weighted average outstanding balance and a slightly higher weighted average interest rate for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Liquidity
General.  NNN’s demand for funds has been, and will continue to be, primarily for (i) payment of operating expenses and cash dividends; (ii) Property acquisitions and development; (iii) capital expenditures; (iv) payment of principal and interest on its outstanding indebtedness; and (v) other investments.

Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash and cash equivalents:
Provided by operating activities	$314,206	$277,982
Used in investing activities	(554,822)	(495,976)
Provided by financing activities	232,873	209,405
Decrease	(7,743)	(8,589)
Net cash at beginning of period	13,659	10,604
Net cash at end of period	$5,916	$2,015

Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the nine months ended September 30, 2016, and 2015, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the nine months ended September 30, 2016, included the following significant transactions:

•	$184,200,000 in net proceeds on NNN's Credit Facility,

•	$7,376,000 in net proceeds from the issuance of 164,640 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$265,696,000 in net proceeds from the issuance of 5,716,222 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$14,285,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$12,291,000 in dividends paid to holders of the depositary shares of NNN’s Series E Preferred Stock, and

•	$190,277,000 in dividends paid to common stockholders.
Contractual Obligations and Commercial Commitments. NNN has committed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, at September 30, 2016, are outlined in the table below (dollars in thousands):

Number of properties	25
Total commitment(1)	$85,350
Amount funded	$51,021
Remaining commitment	$34,329
(1) Includes land, construction costs, tenant improvements and lease costs.
As of September 30, 2016, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2015. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of September 30, 2016, NNN owned 26 vacant, un-leased Properties which accounted for less than one percent of total Properties held in the Property Portfolio. Additionally, as of September 30, 2016, approximately one percent of the Property Portfolio was leased to five tenants that each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
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
The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Series D preferred stock(1):
Dividends	$4,762	$4,762	$14,285	$14,285
Per depositary share	0.414063	0.414063	1.242188	1.242188

Series E preferred stock(1):
Dividends	4,097	4,097	12,291	12,291
Per depositary share	0.356250	0.356250	1.068750	1.068750

Common stock:
Dividends	66,676	58,274	190,277	169,674
Per share	0.455	0.435	1.325	1.275
(1)   The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series D and Series E preferred stock is February 2017 and May 2018, respectively.

In October 2016, NNN declared a dividend of $0.455 per share which is payable in November 2016 to its common stockholders of record as of October 31, 2016.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	September 30, 2016	Percentage of Total	December 31, 2015	Percentage of Total
Line of credit payable	$184,200	8.5%	$—	—
Mortgages payable	16,732	0.8%	23,964	1.2%
Notes payable	1,954,244	90.7%	1,951,980	98.8%
Total outstanding debt	$2,155,176	100.0%	$1,975,944	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $650,000,000 revolving Credit Facility had a weighted average outstanding balance of $80,750,000 and a weighted average interest rate of 1.4% during the nine months ended September 30, 2016. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility currently bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of September 30, 2016, $184,200,000 was outstanding and $465,800,000 was available for future borrowings, under the Credit Facility, excluding undrawn letters of credit totaling $230,000.
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

On October 11, 2016, NNN consummated an underwritten public offering of 13,800,000 depositary shares (including 1,800,000 shares in connection with the underwriters over-allotment), each representing a 1/100th interest in a share of 5.20% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”), and received gross proceeds of $345,000,000.

In connection with this offering, the Company incurred stock issuance costs of approximately $10,722,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses.

Holders of the Series F Preferred Stock depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 5.200% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.30 per depositary share). The Series F Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series F Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series F Preferred Stock underlying the depositary shares on or after October 11, 2021, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Series F Preferred Stock, NNN may redeem the Series F Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and the holders of depositary shares may convert some or all of their Series F Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of November 3, 2016, the Series F Preferred Stock was not redeemable or convertible.

NNN used the net proceeds (including net proceeds from the underwriters' over-allotment exercise) of approximately $334,278,000 from this offering to repay all of the outstanding indebtedness under its Credit Facility. In addition, NNN used the remainder of the net proceeds from this offering to fund Property acquisitions and for general corporate purposes.
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

	Nine Months Ended September 30,
	2016	2015
Shares of common stock	164,640	147,614
Net proceeds	$7,376	$5,409
At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2016 ATM	2015 ATM	2013 ATM
Established date	March 2016	February 2015	March 2013
Termination date	March 2019	March 2016	February 2015
Total allowable shares	12,000,000	10,000,000	9,000,000
Total shares issued at September 30, 2016	4,223,290	9,852,465	6,252,812
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2016	2015
Shares of common stock	5,716,222	3,105,502
Average price per share (net)	$46.48	$38.71
Net proceeds	$265,696	$120,199
Stock issuance costs(1)	$4,266	$2,024
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Recent Accounting Pronouncements

Refer to Note 1 to the September 30, 2016, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which are used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of September 30, 2016, NNN has two forward starting swaps with a total notional amount of $180,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of September 30, 2016 and December 31, 2015. The table presents principal payments and related interest rates by year for debt obligations outstanding as of September 30, 2016. The table incorporates only those debt obligations that existed as of September 30, 2016, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the nine months ended September 30, 2016.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2016	$—	—	$160	5.34%	$—	—
2017	—	—	3,294	6.19%	249,878	6.92%
2018	—	—	623	5.23%	—	—
2019	184,200	1.43%	653	5.23%	—	—
2020	—	—	682	5.23%	—	—
Thereafter	—	—	11,434	5.23%	1,716,209	4.16%	(3)
Total	$184,200	1.43%	$16,846	5.42%	$1,966,087	4.51%
Fair Value:
September 30, 2016	$184,200		$16,846		$2,094,667
December 31, 2015	$—		$24,097		$2,007,242

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

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $189,000 and $11,115,000 as of September 30, 2016 and December 31, 2015, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses considered other than temporary are reported as valuation impairments in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of September 30, 2016, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

3.3
Articles Supplementary Establishing and Fixing the Rights and Preferences of 5.70% Series E Cumulative Preferred Stock, par value $0.01 per share, dated May 29, 2013 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 30, 2013, incorporated herein by reference).

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

4.13
Specimen certificate representing the 5.70% Series E Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2013 and incorporated herein by reference).

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

10.24
Retirement and Transition Agreement, dated as of September 29, 2016, between the registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2016, and incorporated herein by reference).

10.25
Amended and Restated Employment Agreement, dated as of September 29, 2016, between the registrant and Julian Whitehurst (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2016, and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2016, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 3rd day of November, 2016.

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

3.3
Articles Supplementary Establishing and Fixing the Rights and Preferences of 5.70% Series E Cumulative Preferred Stock, par value $0.01 per share, dated May 29, 2013 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 30, 2013, incorporated herein by reference).

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

4.13
Specimen certificate representing the 5.70% Series E Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2013 and incorporated herein by reference).

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

10.24
Retirement and Transition Agreement, dated as of September 29, 2016, between the registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2016, and incorporated herein by reference).

10.25
Amended and Restated Employment Agreement, dated as of September 29, 2016, between the registrant and Julian Whitehurst (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2016, and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2016, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.