Form 10-K
period 2016-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2017-02-13
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2016
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
450 South Orange Avenue, Suite 900
Orlando, Florida 32801
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (407) 265-7348
Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $0.01 par value 6.625% Series D Preferred Stock, $0.01 par value 5.700% Series E Preferred Stock, $0.01 par value 5.200% Series F Preferred Stock, $0.01 par value	Name of exchange on which registered: New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2016 was $7,472,258,000.
The number of shares of common stock outstanding as of January 31, 2017 was 147,235,328.
DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of National Retail Properties, Inc.’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
The Company
NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN's assets are primarily real estate assets. NNN's consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K.
Real Estate Assets
NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property"). NNN owned 2,535 Properties with an aggregate gross leasable area of approximately 27,204,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.6 years as of December 31, 2016. Approximately 99 percent of the Properties were leased as of December 31, 2016.
Competition
NNN generally competes with numerous other REITs, commercial developers, real estate limited partnerships and other investors including but not limited to insurance companies, pension funds and financial institutions that own, manage, finance or develop retail and net leased properties.
Employees
As of January 31, 2017, NNN employed 65 associates.
Other Information
NNN’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348. NNN has a website at www.nnnreit.com where NNN’s filings with the Securities and Exchange Commission (the "Commission") can be downloaded free of charge.
The common shares of National Retail Properties, Inc. are traded on the New York Stock Exchange (the "NYSE") under the ticker symbol "NNN." National Retail Properties, Inc. has three series of preferred shares outstanding which are traded on the NYSE: the depositary shares, each representing a 1/100th of a share of 6.625% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share ("Series D Preferred Stock"), the depositary shares, each representing a 1/100th of a share of 5.700% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series E Preferred Stock”), and the depositary shares, each representing a 1/100th of a share of 5.200% Series F Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series F Preferred Stock”).

Business Strategies and Policies
The following is a discussion of NNN’s operating strategy and certain of its investment, financing and other policies. These strategies and policies have been set by management and the Board of Directors and, in general, may be amended or revised from time to time by management and the Board of Directors without a vote of NNN’s stockholders.
Operating Strategies
NNN’s strategy is to invest primarily in retail real estate that is typically well located within each local market for its tenants’ retail lines of trade. Management believes that these types of properties, generally leased pursuant to triple-net leases, provide attractive opportunities for stable current returns and the potential for increased returns and capital appreciation. Triple-net leases typically require the tenant to pay property operating expenses such as insurance, utilities, repairs, maintenance, capital expenditures and real estate taxes and assessments. Initial lease terms are generally 10 to 20 years.
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
NNN’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. These key indicators include the composition of the Property Portfolio (such as tenant, geographic and line of trade diversification), the occupancy rate of the Property Portfolio, certain financial performance ratios and profitability measures, and industry trends and performance compared to NNN.
The operating strategies employed by NNN have allowed NNN to increase the annual dividend (paid quarterly) per common share for 27 consecutive years. NNN is one of only four publicly traded REITs to increase its annual dividend per common share for 27 or more consecutive years.
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

•
the geographic area and demographic characteristics of the community, as well as the local real estate market conditions, including potential for growth, market rents, and existing or potential competing properties or retailers,

•	the size, age and title status of the property,

•	the quality of construction and design and the current physical condition of the Property Portfolio,

•	the potential for, and current extent of, any environmental problems,

•	the purchase price,

•	the non-financial terms of the proposed acquisition,

•	the availability of funds or other consideration for the proposed acquisition and the cost thereof,

•	the compatibility of the property with NNN’s existing portfolio,

•	the property-level operating history,

•	the financial and other characteristics of the existing tenant,

•	the tenant’s business plan, operating history and management team,

•	the tenant’s industry,

•	the terms of any lease,

•	the rent to be paid by the tenant, and

•	any existing indebtedness encumbering the property which may be assumed in connection with acquiring or refinancing these investments.
NNN intends to engage in future investment activities in a manner that is consistent with the maintenance of its status as a

REIT for federal income tax purposes. Additionally, NNN does not intend to engage in activities that will make NNN an investment company under the Investment Company Act of 1940, as amended.
Investments in Real Estate Mortgages and Securities of or Interests in Persons Engaged in Real Estate Activities
While NNN’s primary business objectives emphasize retail properties, NNN may invest in (i) a wide variety of property and tenant types, (ii) leases, mortgages and other types of real estate interests, (iii) loans secured by personal property, (iv) loans secured by partnership or membership interests in partnerships or limited liability companies, respectively, or (v) securities of other REITs, or other issuers, including for the purpose of exercising control over such entities.
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
NNN typically funds its short-term liquidity requirements including investments in additional properties with advances from its $650,000,000 unsecured revolving credit facility ("Credit Facility"). As of December 31, 2016, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $230,000.
As of December 31, 2016, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 30 percent and the ratio of secured indebtedness to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 22 percent. Certain financial agreements contain covenants that limit NNN’s ability to incur additional debt under certain circumstances.
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
Property Portfolio
As of December 31, 2016, NNN owned 2,535 Properties with an aggregate gross leasable area of approximately 27,204,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.6 years. Approximately 99 percent of total Properties were leased as of December 31, 2016.
The following table summarizes the Property Portfolio at December 31, 2016 (in thousands):

	Size(1)			Total Dollars Invested(2)
	High	Low	Average	High	Low	Average
Land	3,733	2	102	$8,882	$5	$855
Building	142	1	11	45,286	19	1,826

(1)	Approximate square feet.

(2)	Costs vary depending upon size, local market conditions and other factors.

As of December 31, 2016, NNN has committed to fund construction commitments on 21 Properties. The improvements are estimated to be completed within 12 months. These construction commitments, at December 31, 2016, are outlined in the table below (dollars in thousands):

Total commitment(1)	$114,206
Amount funded	$54,782
Remaining commitment	$59,424

(1)	Includes land, construction costs, tenant improvements and lease costs.
Leases
The following is a summary of the general structure of the leases in the Property Portfolio, although the specific terms of each lease can vary. Generally, the Property leases provide for initial terms of 10 to 20 years. As of December 31, 2016, the weighted average remaining lease term of the Property Portfolio was approximately 11.6 years. The Properties are generally leased under net leases, pursuant to which the tenant typically bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. NNN's leases provide for annual base rental payments (payable in monthly installments) ranging from $6,000 to $3,714,000 (average of $218,000), and generally provide for increases in rent as a result of (i) increases in the Consumer Price Index ("CPI"), (ii) fixed increases, or, to a lesser extent, (iii) increases in the tenant’s sales volume.
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
The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2016:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2017	1.2%	27	502,000	2023	2.5%	85	1,014,000
2018	3.2%	90	1,153,000	2024	2.6%	50	883,000
2019	3.0%	76	1,122,000	2025	5.0%	132	1,116,000
2020	3.8%	132	1,571,000	2026	6.0%	181	1,830,000
2021	4.4%	122	1,320,000	Thereafter	62.2%	1,495	14,733,000
2022	6.1%	111	1,456,000

(1)	Based on annualized base rent for all leases in place as of December 31, 2016.

(2)	Approximate square feet.

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2016	2015	2014
1.	Convenience stores	16.9%	16.7%	18.0%
2.	Restaurants - full service	11.8%	11.0%	9.1%
3.	Restaurants - limited service	7.5%	7.2%	6.5%
4.	Automotive service	6.6%	7.0%	7.2%
5.	Family entertainment centers	5.8%	5.6%	5.1%
6.	Health and fitness	5.7%	3.8%	3.9%
7.	Theaters	4.9%	5.2%	5.2%
8.	Automotive parts	3.9%	4.2%	4.7%
9.	Recreational vehicle dealers, parts and accessories	3.4%	3.6%	3.1%
10.	Banks	3.1%	3.4%	3.7%
	Other	30.4%	32.3%	33.5%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.
The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2016:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	448	18.4%
2.	Florida	197	9.1%
3.	Illinois	132	5.7%
4.	Ohio	165	5.7%
5.	North Carolina	134	4.7%
6.	Georgia	118	4.3%
7.	Indiana	118	4.2%
8.	Virginia	88	3.5%
9.	Alabama	101	3.0%
10.	Tennessee	77	2.8%
	Other	957	38.6%
		2,535	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2016.
As of December 31, 2016, NNN did not have any tenant that accounted for ten percent or more of its rental income.

Governmental Regulations Affecting Properties
Property Environmental Considerations.  Subject to a determination of the level of risk and potential cost of remediation, NNN may acquire a property where some level of environmental contamination may exist. Investments in real property create a potential for substantial environmental liability for the owner of such property from the presence or discharge of hazardous materials on the property or the improper disposal of hazardous materials emanating from the property, regardless of fault. In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy which provides some coverage for substantially all of the properties. Such policy expires in August 2018. As a part of its acquisition due diligence process, NNN obtains an environmental site assessment for each property. In such cases where NNN intends to acquire a property where some level of contamination may exist, NNN generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance to address environmental conditions at the property.
As of February 6, 2017, NNN has 76 Properties currently under some level of environmental remediation and/or monitoring. In general, the seller, a previous owner, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Properties.
Americans with Disabilities Act of 1990.  The Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the "ADA"). The tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of February 6, 2017, NNN has not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.
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

Potential consequences of challenging and volatile financial and economic conditions include:

•
the financial condition of NNN’s tenants may be adversely affected, which may result in tenant defaults under the leases due to bankruptcy, lack of liquidity, operational failures or for other reasons,

•
the ability to borrow on terms and conditions that NNN finds acceptable may be limited or unavailable, which could reduce NNN’s ability to pursue acquisition and development opportunities and refinance existing debt, reduce NNN’s returns from acquisition and development activities, reduce NNN’s ability to make cash distributions to its stockholders and increase NNN’s future interest expense,

•	the recognition of impairment charges on or reduced values of the Properties, may adversely affect NNN's results of operations,

•	reduced values of the Properties may limit NNN's ability to dispose of assets at attractive prices and reduce the availability of buyer financing, and

•
the value and liquidity of NNN’s short-term investments and cash deposits could be reduced as a result of (i) a deterioration of the financial condition of the institutions that hold NNN’s cash deposits or the institutions or assets in which NNN has made short-term investments, (ii) the dislocation of the markets for NNN’s short-term investments, (iii) increased volatility in market rates for such investments or (iv) other factors.

NNN may be unable to obtain debt or equity capital on favorable terms, if at all.
NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Nearly all of NNN’s debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities range between 2017 and 2026. NNN's ability to make these scheduled principal payments may be adversely impacted by NNN’s inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive which would have an adverse impact on NNN’s business, financial condition and results of operations.
Loss of rent from tenants would reduce NNN’s cash flow.
NNN's tenants encounter significant macroeconomic, governmental and competitive forces. Adverse changes in consumer spending or consumer preferences for particular goods, services or store based retailing could severely impact their ability to pay rent. Shifts from in-store to online shopping could increase due to changing consumer shopping patterns as well as the increase in consumer adoption and use of mobile electronic devices. This expansion of e-commerce could have an adverse impact on NNN's tenants' ongoing viability. The default, financial distress, bankruptcy or liquidation of one or more of NNN’s tenants could cause substantial vacancies in the Property Portfolio. Vacancies reduce NNN’s revenues, increase property expenses and could decrease the value of each such vacant Property. Upon the expiration of a lease, the tenant may choose not to renew the lease and NNN may not be able to re-lease the vacant Property at a comparable lease rate. Furthermore, NNN may incur additional expenditures in connection with such renewal or re-leasing.
A significant portion of the Property Portfolio annual base rent is concentrated in specific industry classifications, tenants and geographic locations.
As of December 31, 2016, approximately,

•	48.6% of the Property Portfolio annual base rent is generated from tenants in five retail lines of trade, including convenience stores (16.9%) and full-service and limited-service restaurants (19.3%),

•	20.1% of the Property Portfolio annual base rent is generated from five tenants, including Sunoco (5.4%), Mister Car Wash (4.0%), LA Fitness (3.8%), AMC Theatres (3.5%), and Camping World (3.4%), and

•	43.6% of the Property Portfolio annual base rent is generated from properties located in five states, including Texas (18.4%) and Florida (9.1%).
Any financial hardship and/or economic changes in these lines of trade, tenants or states could have an adverse effect on NNN’s results of operations.

Owning real estate and indirect interests in real estate carries inherent risks.
NNN’s economic performance and the value of its real estate assets are subject to the risk that if the Properties do not generate revenues sufficient to meet its operating expenses, including debt service, NNN’s cash flow and ability to pay distributions to its stockholders will be adversely affected. As a real estate company, NNN is susceptible to the following real estate industry risks, which are beyond its control:

•	changes in national, regional and local economic conditions and outlook,

•	decreases in consumer spending and retail sales or adverse changes in consumer preferences for particular goods, services or store based retailing,

•	economic downturns in the areas where the Properties are located,

•
adverse changes in local real estate market conditions, such as an oversupply of space, reduction in demand for space, loss of a large employer, intense competition for tenants, or a demographic change,

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
NNN cannot predict what laws or regulations will be enacted in the future, how future laws or regulations will be administered or interpreted, or how future laws or regulations will affect NNN or its Properties, including, but not limited to environmental laws and regulations. Compliance with new laws or regulations, or stricter interpretation of existing laws, may require NNN, its retail tenants, or consumers to incur significant expenditures, impose significant liability, restrict or prohibit business activities and could cause a material adverse effect on NNN’s results of operation.
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
As part of its due diligence process, NNN generally obtains an environmental site assessment for each property it acquires. In cases where NNN intends to acquire real estate where evidence of some level of known contamination may exist, NNN generally requires the seller or tenant to (i) remediate the contamination in accordance with applicable laws, rules and regulations, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance. Although sellers or tenants may be contractually responsible for remediating hazardous materials on a property and may be responsible for indemnifying NNN for any liability resulting from the use of a property and for any failure to comply with any applicable environmental laws, rules or regulations, NNN has no assurance that sellers or tenants shall be able to meet their remediation and indemnity obligations to NNN. A tenant or seller may not have the financial ability to meet its remediation and indemnity obligations to NNN when required. Furthermore, NNN may have strict liability to governmental agencies or third parties as a result of the existence of hazardous materials on Properties, whether or not NNN knew about or caused such hazardous materials to exist.

As of February 6, 2017, NNN has 76 Properties currently under some level of environmental remediation and/or monitoring. In general, the seller, a previous owner, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Properties.
If NNN is responsible for hazardous materials located on its Properties, NNN’s liability may include investigation and remediation costs, property damage to third parties, personal injury to third parties, and governmental fines and penalties. Furthermore, the presence of hazardous materials on a Property may adversely impact the Property value or NNN’s ability to sell the Property. Significant environmental liability could impact NNN’s results of operations, ability to make distributions to stockholders, and its ability to meet its debt obligations.
In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy which provides some coverage for substantially all of its Properties. That policy expires in August 2018. However, the policy is subject to exclusions and limitations and does not cover all of the Properties owned by NNN. For those Properties covered under the policy, insurance may not fully compensate NNN for any environmental liability. NNN has no assurance that the insurer on its environmental insurance policy will be able to meet its obligations under the policy. NNN may not desire to renew the environmental insurance policy in place upon expiration or a replacement policy may not be available at a reasonable cost, if at all.
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
NNN may suffer a loss in the event of a default of or bankruptcy of a borrower or a tenant.
As of December 31, 2016, mortgages and notes receivables had an outstanding principal balance of $1,252,000. If a borrower defaults on a mortgage or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the collateral may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN’s loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets and are typically subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. If a borrower defaults on the debt senior to NNN’s loan, or in the event of the bankruptcy of a borrower, NNN’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to NNN’s loans exists, the presence of intercreditor arrangements may limit NNN’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

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
NNN's loss of key management personnel could adversely affect performance and the value of its securities.
NNN is dependent on the efforts of its key management. Competition for senior management personnel can be intense and NNN may not be able to retain its key management. Although NNN believes qualified replacements could be found for any departures of key management, the loss of their services could adversely affect NNN's performance and the value of its securities.
On September 29, 2016, NNN announced that, as the culmination of its long-term executive succession planning process, Craig Macnab, Chief Executive Officer (“CEO”) and Chairman of NNN's Board of Directors, will retire as CEO and step down as Chairman and a member of NNN's Board of Directors effective April 28, 2017. Julian E. (“Jay”) Whitehurst, currently President and Chief Operating Officer, will assume the role of President and CEO as of April 28, 2017.
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
Vacant properties or bankrupt tenants or borrowers could adversely affect NNN’s business or financial condition.
As of December 31, 2016, NNN owned 27 vacant, un-leased Properties, which accounted for approximately one percent of total Properties held in the Property Portfolio. NNN is actively marketing these properties for sale or lease but may not be able to sell or lease these properties on favorable terms or at all. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with NNN could have a material adverse effect on the liquidity and results of operations of NNN if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of January 31, 2017, less than one percent of the total gross leasable area of the Property Portfolio was leased to tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and have the right to reject or affirm their leases with NNN.
The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition.
As of December 31, 2016, NNN had outstanding debt including mortgages payable of $13,878,000, total unsecured notes payable of $2,297,811,000 and zero outstanding on the Credit Facility. NNN’s organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional indebtedness and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN’s financial condition and results of operations, as well as NNN’s ability to pay principal and interest on the outstanding indebtedness or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations.
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
As of December 31, 2016, NNN had approximately $2,311,689,000 of outstanding indebtedness, of which approximately $13,878,000 was secured indebtedness. NNN’s unsecured debt instruments contain various restrictive covenants which include, among others, provisions restricting NNN’s ability to:

•	incur or guarantee additional debt,

•	make certain distributions, investments and other restricted payments,

•	enter into transactions with certain affiliates,

•	create certain liens,

•	consolidate, merge or sell NNN’s assets, and

•	pre-pay debt.
NNN’s secured debt instruments generally contain customary covenants, including, among others, provisions:

•	requiring the maintenance of the property securing the debt,

•	restricting its ability to sell, assign or further encumber the properties securing the debt,

•	restricting its ability to incur additional debt on the property securing the debt,

•	restricting modifications to property improvements,

•	restricting its ability to amend or modify existing leases on the property securing the debt, and

•	establishing certain prepayment restrictions.
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
As with other publicly traded securities, the market price of NNN’s equity and debt securities depends on various factors, which may change from time-to-time and/or may be unrelated to NNN’s financial condition, operating performance or prospects that may cause significant fluctuations or volatility in such prices. These factors, among others, include:

•	general economic and financial market conditions,

•	level and trend of interest rates,

•	changes in government taxation or regulatory authorities,

•	NNN’s ability to access the capital markets to raise additional capital,

•	the issuance of additional equity or debt securities,

•	changes in NNN’s funds from operations or earnings estimates,

•	changes in NNN’s debt ratings or analyst ratings,

•	NNN’s financial condition and performance,

•	market perception of NNN compared to other REITs, and

•	market perception of REITs compared to other investment sectors.

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
Adverse legislative or regulatory tax changes could reduce NNN’s earnings and cash flow and the market value of NNN’s securities.
At any time, the federal and state income tax laws or the administrative interpretations of those laws may change. Any such changes may have current and retroactive effects, and could adversely affect NNN or its stockholders. Legislation could cause shares in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs, and could have an adverse effect on the value of NNN’s securities.
Compliance with REIT requirements, including distribution requirements, may limit NNN’s flexibility and may negatively affect NNN’s operating decisions.
To maintain its status as a REIT for U.S. federal income tax purposes, NNN must meet certain requirements on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN’s funds are otherwise needed to fund expenditures or debt service requirements. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, so long as it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2016, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.
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
NNN’s failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and the market value of NNN's securities.
Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting. If NNN fails to maintain the adequacy of its internal control over financial reporting, as such standards may be modified, supplemented or amended from time to time, NNN may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal control over financial reporting, particularly those related to revenue recognition, are necessary for NNN to produce reliable financial reports and to maintain its qualification as a REIT and are important in helping to prevent financial fraud. If NNN cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, REIT qualification could be jeopardized, investors could lose confidence in the Company’s reported financial information, the company's access to capital could be impaired, and the trading price of NNN’s shares could drop significantly.
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
The common stock of NNN currently is traded on the NYSE under the symbol “NNN.” Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P”) for the five-year period commencing December 31, 2011 and ending December 31, 2016. The graph assumes an investment of $100 on December 31, 2011.
Comparison to Five-Year Cumulative Total Return

Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P”) for the ten-year period commencing December 31, 2006 and ending December 31, 2016. The graph assumes an investment of $100 on December 31, 2006.
Comparison to Ten-Year Cumulative Total Return

For each calendar quarter and year indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by the NYSE and the dividends paid per share in each such period.

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
High	$46.86	$51.72	$53.60	$51.26	$53.60
Low	38.29	43.52	47.76	39.86	38.29
Close	46.20	51.72	50.85	44.20	44.20
Dividends paid per share	0.435	0.435	0.455	0.455	1.780

2015
High	$44.43	$42.11	$38.91	$40.37	$44.43
Low	38.60	34.86	33.62	35.51	33.62
Close	40.97	35.01	36.27	40.05	40.05
Dividends paid per share	0.420	0.420	0.435	0.435	1.710
The following table presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2016		2015

Ordinary dividends	$1.513705	85.0396%	$1.363294	79.7248%
Qualified dividends	—	—	0.019005	1.1114%
Capital gain	—	—	0.007806	0.4565%
Unrecaptured Section 1250 Gain	—	—	0.011055	0.6465%
Nontaxable distributions	0.266295	14.9604%	0.308840	18.0608%
	$1.780000	100.0000%	$1.710000	100.0000%

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
In January 2017, NNN declared dividends payable to its stockholders of $66,780,000, or $0.455 per share, of common stock.
On January 31, 2017, there were 1,800 stockholders of record of NNN's common stock.

Item 6.	Selected Financial Data
Historical Financial Highlights
(dollars in thousands, except per share data)

	2016	2015	2014	2013	2012
Gross revenues(1)	$533,817	$483,025	$435,278	$397,008	$342,057
Earnings from continuing operations	212,324	187,511	179,777	154,006	132,388
Earnings including noncontrolling interests	239,506	197,961	191,170	160,085	141,937
Net earnings attributable to NNN	239,500	197,836	190,601	160,145	142,015
Total assets	6,334,151	5,460,044	4,915,551	4,445,308	3,980,210
Total debt	2,311,689	1,975,944	1,729,891	1,560,844	1,579,148
Total stockholders’ equity of NNN	3,916,799	3,342,134	3,082,515	2,777,045	2,296,285
Cash dividends declared to:
Common stockholders	257,007	228,699	204,157	189,107	167,495
Series C preferred stockholders	—	—	—	—	1,979
Series D preferred stockholders	19,047	19,047	19,047	19,047	15,449
Series E preferred stockholders	16,387	16,387	16,387	8,876	—
Series F preferred stockholders	3,189	—	—	—	—
Weighted average common shares:
Basic	144,176,224	133,998,674	124,257,558	118,204,148	106,965,156
Diluted	144,660,633	134,489,416	124,710,226	119,864,824	109,117,515
Per share information:
Earnings from continuing operations:
Basic	$1.39	$1.21	$1.24	$1.06	$1.04
Diluted	1.38	1.20	1.24	1.05	1.02
Net earnings:
Basic	1.39	1.21	1.24	1.11	1.13
Diluted	1.38	1.20	1.24	1.10	1.11
Cash dividends declared to:
Common stockholders	1.78	1.71	1.65	1.60	1.56
Series C preferred depositary stockholders	—	—	—	—	0.537760
Series D preferred depositary stockholders	1.656250	1.656250	1.656250	1.656250	1.343403
Series E preferred depositary stockholders	1.425000	1.425000	1.425000	0.771875	—
Series F preferred depositary stockholders	0.231111	—	—	—	—

Other data:
Cash flows provided by (used in):
Operating activities	$415,337	$341,095	$296,733	$274,421	$228,130
Investing activities	(779,943)	(644,544)	(541,558)	(568,040)	(601,759)
Financing activities	644,886	307,105	253,944	293,028	373,623
Funds from operations – available to common stockholders(2)	330,544	289,193	260,902	228,622	193,563

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

(2)
The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a relative non-U.S. generally accepted accounting principles (“GAAP”) financial measure of performance of a REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT and is used by NNN as follows: net earnings (computed in accordance with GAAP) plus depreciation and amortization of real estate assets, excluding gains (or losses) on the disposition of certain assets, any impairment charges on a depreciable real estate asset and NNN’s share of these items from NNN’s unconsolidated partnerships and joint ventures.

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
The following table reconciles FFO to the most directly comparable GAAP measure, net earnings for the years ended December 31:

	2016	2015	2014	2013	2012
Net earnings available to common stockholders	$200,877	$162,402	$155,167	$132,222	$121,489
Real estate depreciation and amortization:
Continuing operations	148,779	134,380	115,888	99,048	73,685
Discontinued operations	—	—	3	343	1,381
Joint venture real estate depreciation	—	—	—	—	112
Joint venture gain on disposition of real estate	—	—	—	—	(2,341)
Gain on disposition of real estate, net of income tax and noncontrolling interests	(27,137)	(10,397)	(10,904)	(5,442)	(10,956)
Impairment losses – depreciable real estate, net of recoveries and income tax	8,025	2,808	748	2,451	10,193
FFO available to common stockholders	$330,544	$289,193	$260,902	$228,622	$193,563
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
Overview
NNN, a Maryland corporation, is a fully integrated real estate investment trust ("REIT") formed in 1984. NNN's assets include: real estate assets and mortgages and notes receivable. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment ("Properties," "Property Portfolio," or individually a "Property").
NNN owned 2,535 Properties, with an aggregate gross leasable area of approximately 27,204,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.6 years as of December 31, 2016. Approximately 99 percent of the Properties were leased as of December 31, 2016.
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
NNN evaluates the creditworthiness of its current and prospective tenants. This evaluation includes reviewing available financial statements, store level financial performance, press releases, public credit ratings from major credit rating agencies, industry news publications and financial market data (debt and equity pricing). NNN also evaluates the tenant's business and operations, including periodically meeting with senior management of certain tenants.
NNN continues to maintain its diversification by tenant, geography and tenant’s line of trade. NNN’s largest lines of trade concentrations are the convenience store and restaurant (including full and limited service) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions, respectively, could have a material adverse effect on the financial condition and operating performance of NNN.
As of the years ended December 31, 2016, 2015 and 2014, the Property Portfolio has remained at least 99 percent leased. As of December 31, 2016, the average remaining lease term of the Property Portfolio was 11.6 years, which is consistent with the past three years, coupled with a net lease structure, provides enhanced probability of maintaining occupancy and operating earnings.

Critical Accounting Policies and Estimates
The preparation of NNN’s consolidated financial statements in conformance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on NNN’s financial statements. A summary of NNN’s accounting policies and procedures are included in Note 1 of NNN’s consolidated financial statements. Management believes the following critical accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of NNN’s consolidated financial statements.
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
New Accounting Pronouncements.  Refer to Note 1 of the December 31, 2016, Consolidated Financial Statements.
Use of Estimates.  Additional critical accounting policies of NNN include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Additional critical accounting policies include management’s estimates of the useful lives used in calculating depreciation expense relating to real estate assets, the recoverability of the carrying value of long-lived assets, including the commercial mortgage residual interests, and the collectibility of receivables from tenants, including accrued rental income. Actual results could differ from those estimates.

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio as of December 31:

	2016	2015	2014
Properties Owned:
Number	2,535	2,257	2,054
Total gross leasable area (square feet)	27,204,000	24,964,000	22,479,000
Properties:
Leased and unimproved land	2,508	2,236	2,025
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	11.6	11.4	11.6
Total gross leasable area (square feet) – leased	26,700,000	24,544,000	21,938,000

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2016:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2017	1.2%	27	502,000	2023	2.5%	85	1,014,000
2018	3.2%	90	1,153,000	2024	2.6%	50	883,000
2019	3.0%	76	1,122,000	2025	5.0%	132	1,116,000
2020	3.8%	132	1,571,000	2026	6.0%	181	1,830,000
2021	4.4%	122	1,320,000	Thereafter	62.2%	1,495	14,733,000
2022	6.1%	111	1,456,000

(1)	Based on the annualized base rent for all leases in place as of December 31, 2016.

(2)	Approximate square feet.
The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2016	2015	2014
1.	Convenience stores	16.9%	16.7%	18.0%
2.	Restaurants - full service	11.8%	11.0%	9.1%
3.	Restaurants - limited service	7.5%	7.2%	6.5%
4.	Automotive service	6.6%	7.0%	7.2%
5.	Family entertainment centers	5.8%	5.6%	5.1%
6.	Health and fitness	5.7%	3.8%	3.9%
7.	Theaters	4.9%	5.2%	5.2%
8.	Automotive parts	3.9%	4.2%	4.7%
9.	Recreational vehicle dealers, parts and accessories	3.4%	3.6%	3.1%
10.	Banks	3.1%	3.4%	3.7%
	Other	30.4%	32.3%	33.5%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2016:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	448	18.4%
2.	Florida	197	9.1%
3.	Illinois	132	5.7%
4.	Ohio	165	5.7%
5.	North Carolina	134	4.7%
6.	Georgia	118	4.3%
7.	Indiana	118	4.2%
8.	Virginia	88	3.5%
9.	Alabama	101	3.0%
10.	Tennessee	77	2.8%
	Other	957	38.6%
		2,535	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2016.

Property Acquisitions.  The following table summarizes the Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2016	2015	2014
Acquisitions:
Number of Properties	313	221	221
Gross leasable area (square feet)	2,734,000	2,706,000	2,417,000
Initial cash yield	6.9%	7.2%	7.5%
Total dollars invested(1)	$846,906	$726,303	$618,145

(1)	Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") or by issuing its debt or equity securities in the capital markets.
Property Dispositions.  The following table summarizes the Properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2016	2015	2014
Number of properties	38	19	27
Gross leasable area (square feet)	490,000	232,000	317,000
Net sales proceeds	$103,215	$39,116	$55,378
Gain, net of income tax expense(1)	$27,182	$10,450	$11,424
Cap rate	6.8%	5.9%	7.2%
(1) Amounts include deferred gains on previously sold properties.
NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenue from Continuing Operations
General.  During the year ended December 31, 2016, NNN’s rental income increased primarily due to the increase in rental income from Property acquisitions (See "Results of Operations – Property Analysis – Property Acquisitions"). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to existing lease terms.
The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	2016	2015	2014	Percent of Total			2016 Versus 2015 Percent	2015 Versus 2014 Percent

				2016	2015	2014
Rental Income(1)	$515,954	$465,282	$416,842	96.7%	96.3%	95.9%	10.9%	11.6%
Real estate expense reimbursement from tenants	14,984	14,868	13,875	2.8%	3.1%	3.2%	0.8%	7.2%
Interest and other income from real estate transactions	1,032	988	2,326	0.2%	0.2%	0.5%	4.5%	(57.5)%
Interest income on commercial mortgage residual interests	1,677	1,778	1,834	0.3%	0.4%	0.4%	(5.7)%	(3.1)%
Total revenues from continuing operations	$533,647	$482,916	$434,877	100.0%	100.0%	100.0%	10.5%	11.0%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations ("Rental Income").
Comparison of Revenues from Continuing Operations – 2016 versus 2015
Rental Income.  Rental Income increased in amount and as a percent of the total revenues from continuing operations for the year ended December 31, 2016 as compared to the same period in 2015. The increase for the year ended December 31, 2016, is primarily due to a partial year of Rental Income received as a result of the acquisition of 313 properties with aggregate gross leasable area of approximately 2,734,000 during 2016 and a full year of Rental Income received as a result of the acquisition of 221 properties with a gross leasable area of approximately 2,706,000 square feet in 2015.
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

Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased primarily due to an increase in depreciation expense and an increase in impairments during the year ended December 31, 2016, as compared to the same period in 2015. The following summarizes NNN’s expenses from continuing operations (dollars in thousands):

	2016	2015	2014
General and administrative	$36,508	$34,736	$32,518
Real estate	20,852	19,776	18,935
Depreciation and amortization	149,101	134,798	116,162
Impairment – commercial mortgage residual interests valuation	6,830	531	256
Impairment losses – real estate and other charges, net of recoveries	11,287	4,420	760
Total operating expenses	$224,578	$194,261	$168,631

Interest and other income	$(170)	$(109)	$(357)
Interest expense	96,352	90,008	85,510
Real estate acquisition costs	563	927	1,391
Total other expenses (revenues)	$96,745	$90,826	$86,544

	Percentage of Total Expenses			Percentage of Revenues from Continuing Operations			2016 Versus 2015 Percent	2015 Versus 2014 Percent
	2016	2015	2014	2016	2015	2014
General and administrative	16.3%	17.9%	19.3%	6.9%	7.2%	7.5%	5.1%	6.8%
Real estate	9.3%	10.2%	11.2%	3.9%	4.1%	4.3%	5.4%	4.4%
Depreciation and amortization	66.4%	69.4%	68.9%	27.9%	27.9%	26.7%	10.6%	16.0%
Impairment – commercial mortgage residual interests valuation	3.0%	0.3%	0.2%	1.3%	0.1%	0.1%	1,186.3%	107.4%
Impairment losses – real estate and other charges, net of recoveries	5.0%	2.2%	0.4%	2.1%	0.9%	0.2%	155.4%	481.6%
Total operating expenses	100.0%	100.0%	100.0%	42.1%	40.2%	38.8%	15.6%	15.2%

Interest and other income	(0.2)%	(0.1)%	(0.4)%	—	—	(0.1)%	56.0%	(69.5)%
Interest expense	99.6%	99.1%	98.8%	18.1%	18.6%	19.7%	7.0%	5.3%
Real estate acquisition costs	0.6%	1.0%	1.6%	0.1%	0.2%	0.3%	(39.3)%	(33.4)%
Total other expenses (revenues)	100.0%	100.0%	100.0%	18.2%	18.8%	19.9%	6.5%	4.9%

Comparison of Expenses from Continuing Operations – 2016 versus 2015
General and Administrative Expenses.  General and administrative expenses increased for the year ended December 31, 2016, as compared to the same period in 2015, but decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses for the year ended December 31, 2016, is primarily attributable to an increase in personnel costs.
Real Estate.  Real estate expenses increased for the year ended December 31, 2016, as compared to the same period in 2015, but decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase is primarily due to the increase in tenant reimbursable and non-reimbursable expenses related to a partial year of reimbursable and non-reimbursable expenses from certain properties acquired in 2016 and a full year of reimbursable and non-reimbursable expenses from certain properties acquired in 2015.
Depreciation and Amortization.  Depreciation and amortization expenses increased in amount, decreased as a percentage of total operating expenses and remained flat as a percentage of revenues from continuing operations for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increase in expenses is primarily due to the acquisition of 313 properties with an aggregate gross leasable area of approximately 2,734,000 square feet in 2016 and 221 properties with an aggregate gross leasable area of approximately 2,706,000 square feet during 2015.
Impairment – Commercial Mortgage Residual Interests Valuation.  As of December 31, 2015, NNN held the commercial mortgage residual interests (“Residuals”) from seven loan securitizations. In 2016, the loan servicer of five of the securitizations exercised its clean-up call option. The clean-up call allowed the servicer to purchase all of the trusts’ assets, thereby terminating future cash distributions payable to NNN as the holder of these residual interests. Unrealized gains and losses are reported as other comprehensive income in stockholders' equity and other than temporary valuation impairment. As of December 31, 2016, the remaining two Residuals are recorded at fair value. During the years ended December 31, 2016, 2015 and 2014, NNN recorded other than temporary valuation impairments as a reduction of earnings from operations of $6,830,000, $531,000 and $256,000. The other than temporary valuation impairment recorded during the year ended December 31, 2016 related primarily to the execution of the clean-up call option on the five securitizations.
Impairment Losses – Real Estate and Other Charges, Net of Recoveries.  NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated undiscounted future cash flows, including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the years ended December 31, 2016 and 2015, NNN recorded $8,025,000 and $3,970,000, respectively, of real estate impairments. NNN also recorded a $3,269,000 loss on mortgages receivable for the year ended December 31, 2016, and a $450,000 loss on the sale of mortgages receivable during the year ended December 31, 2015.
Interest Expense.  Interest expense increased in total and as a percentage of total other expenses (revenues) for the year ended December 31, 2016, as compared to the same period in 2015, and decreased as a percentage of revenues from continuing operations.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance in October 2015 of $400,000,000 principal amount of notes payable with a maturity of November 2025, and stated interest rate of 4.000%,

(ii)	the repayment in December 2015 of $150,000,000 principal amount of notes payable with a stated interest rate of 6.150%,

(iii)	the repayment in January 2016 of $5,876,000 principal amount of mortgages payable with an interest rate of 5.750%,

(iv)	the repayment in March 2016 of $722,000 principal amount of mortgages payable with an interest rate of 6.900%,

(v)	the repayment in October 2016 of $2,709,000 principal amount of mortgages payable with an interest rate of 6.400%,

(vi)	the issuance in December 2016 of $350,000,000 principal amount of notes payable with a maturity of December 2026, and stated interest rate of 3.600%, and

(vii)
the decrease of $8,543,000 in the weighted average outstanding balance on the Credit Facility and a slightly higher weighted average interest rate for the year ended December 31, 2016, as compared to the same period in 2015.

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
Impairment Losses – Real Estate and Other Charges, Net of Recoveries.  NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated undiscounted future cash flows, including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the years ended December 31, 2015 and 2014, NNN recorded $3,970,000 and $760,000, respectively, of real estate impairments. NNN also recorded a $450,000 loss on the sale of a mortgage receivable during the year ended December 31, 2015.
Interest Expense.  Interest expense increased in total and as a percentage of total other expenses (revenues) for the year ended December 31, 2015, as compared to the same period in 2014, and decreased as a percentage of revenues from continuing operations.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance in May 2014 of $350,000,000 principal amount of notes payable with a maturity of June 2024, and stated interest rate of 3.900%,

(ii)	the repayment in June 2014 of $150,000,000 principal amount of notes payable with a stated interest rate of 6.250%,

(iii)	the assumption of a mortgage in September 2014 of $2,824,000 in connection with a Property acquisition with an interest rate of 6.400%,

(iv)	the assumption of a mortgage in November 2014 of $14,430,000 in connection with the acquisition of Properties with an interest rate of 5.230%,

(v)	the issuance in October 2015 of $400,000,000 principal amount of notes payable with a maturity of November 2025, and stated interest rate of 4.000%,

(vi)	the repayment in December 2015 of $150,000,000 principal amount of notes payable with a stated interest rate of 6.150%, and

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
NNN expects to meet short-term liquidity requirements through cash provided from operations and NNN’s Credit Facility. As of December 31, 2016, there was no outstanding balance and $650,000,000 was available for future borrowings under the

Credit Facility, excluding undrawn letters of credit totaling $230,000. NNN anticipates its long-term capital needs will be funded by the Credit Facility, cash provided from operations, the issuance of long-term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.
Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of Cash and cash equivalents and Restricted cash and cash held in escrow from the Consolidated Balance Sheets. The table below summarizes NNN’s cash flows for each of the years ended December 31 (dollars in thousands):

	2016	2015	2014
Cash and cash equivalents:
Provided by operating activities	$415,337	$341,095	$296,733
Used in investing activities	(779,943)	(644,544)	(541,558)
Provided by financing activities	644,886	307,105	253,944
Increase	280,280	3,656	9,119
Net cash at beginning of year	14,260	10,604	1,485
Net cash at end of year	$294,540	$14,260	$10,604
Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the years ended December 31, 2016, 2015 and 2014, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the year ended December 31, 2016, included the following significant transactions:

•	$334,103,000 in net proceeds from the issuance of 13,800,000 depositary shares representing interests in NNN's 5.200% Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock") in October,

•	$342,765,000 in net proceeds from the issuance of the 3.600% notes payable in December,

•	$8,340,000 in net proceeds from the issuance of 187,626 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”),

•	$265,696,000 in net proceeds from the issuance of 5,716,222 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$19,047,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$16,387,000 in dividends paid to holders of the depositary shares of NNN’s Series E Preferred Stock,

•	$3,189,000 in dividends paid to holders of the depositary shares of NNN’s Series F Preferred Stock, and

•	$257,007,000 in dividends paid to common stockholders.
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
NNN typically funds its short-term liquidity requirements, including investments in additional Properties, with cash from its Credit Facility. As of December 31, 2016, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $230,000.
As of December 31, 2016, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 30 percent and the ratio of secured indebtedness to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 22 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur additional debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of indebtedness that NNN may incur. Additionally, NNN may change its financing strategy.

Contractual Obligations and Commercial Commitments.  The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of December 31, 2016. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2016.

	Expected Maturity Date (dollars in thousands)
	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt(1)	$2,338,452	$250,510	$538	$567	$596	$300,630	$1,785,611
Long-term debt – interest(2)	606,083	96,958	83,323	83,294	83,265	75,668	183,575
Operating lease	6,462	728	743	758	773	788	2,672
Total contractual cash obligations	$2,950,997	$348,196	$84,604	$84,619	$84,634	$377,086	$1,971,858

(1)	Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and note costs.

(2)	Interest calculation based on stated rate of the principal amount.
In addition to the contractual obligations outlined above, NNN has committed to fund construction commitments on 21 Properties. The improvements are estimated to be completed within 12 months. These construction commitments, at December 31, 2016, are outlined in the table below (dollars in thousands):

Total commitment(1)	$114,206
Amount funded	$54,782
Remaining commitment	$59,424

(1)	Includes land, construction costs, tenant improvements and lease costs.
As of December 31, 2016, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its Credit Facility, debt or equity financings and asset dispositions.
Generally the Properties are leased under long-term net leases, which require the tenant to pay all property taxes and assessments, to maintain the interior and exterior of the property, and to carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of the Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates the costs associated with the vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its Credit Facility or use other sources of capital in the event of significant capital expenditures.
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of December 31, 2016, NNN owned 27 vacant, un-leased Properties which accounted for approximately one percent of total Properties. Additionally, as of January 31, 2017, less than one percent of the total gross leasable area of the Property Portfolio was leased to tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
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
The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (dollars in thousands, except per share data):

	2016	2015	2014
Dividends	$257,007	$228,699	$204,157
Per share	1.780	1.710	1.650
The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2016		2015		2014
Ordinary dividends	$1.513705	85.0396%	$1.363294	79.7248%	$1.306992	79.2116%
Qualified dividends	—	—	0.019005	1.1114%	0.006212	0.3765%
Capital gain	—	—	0.007806	0.4565%	0.008603	0.5214%
Unrecaptured Section 1250 Gain	—	—	0.011055	0.6465%	0.015362	0.9310%
Nontaxable distributions	0.266295	14.9604%	0.308840	18.0608%	0.312831	18.9595%
	$1.780000	100.0000%	$1.710000	100.0000%	$1.650000	100.0000%
On January 17, 2017, NNN declared a dividend of $0.455 per share, payable February 15, 2017 to its common stockholders of record as of January 31, 2017.
Holders of NNN’s preferred stock issuances are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines the dividends declared and paid for NNN's preferred stock for the years ended December 31 (dollars in thousands, except per share data):

	2016	2015	2014
Series D Preferred Stock(1):
Dividends	$19,047	$19,047	$19,047
Per share	1.656250	1.656250	1.656250

Series E Preferred Stock(2):
Dividends	16,387	16,387	16,387
Per share	1.425000	1.425000	1.425000

Series F Preferred Stock(3):
Dividends	3,189	—	—
Per share	0.231111	—	—
(1) In January 2017, NNN called for redemption of all outstanding shares of its Series D Preferred Stock represented by depositary shares, each representing a 1/100th interest in a Series D Preferred Stock share. The depositary shares will be redeemed on February 23, 2017.
(2) The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series E Preferred Stock is May 2018.
(3) The Series F Preferred Stock was issued October 11, 2016 and has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F preferred stock is October 2021.

The following presents the characterizations for tax purposes of such preferred stock dividends for the years ended December 31:

	Ordinary dividends	Qualified dividends	Capital gain	Unrecaptured Section 1250 Gain	Totals
2016
Percentage of Total	100.0000%	—	—	—	100.0000%

Series D	$1.656250	—	—	—	$1.656250
Series E	$1.425000	—	—	—	$1.425000
Series F(1)	$0.231111	—	—	—	$0.231111

2015
Percentage of Total	97.2400%	1.4134%	0.5570%	0.7896%	100.0000%

Series D	$1.610538	$0.023409	$0.009225	$0.013078	$1.656250
Series E	$1.385670	$0.020141	$0.007937	$0.011252	$1.425000

2014
Percentage of Total	97.8035%	0.4027%	0.6440%	1.1498%	100.0000%

Series D	$1.619870	$0.006670	$0.010666	$0.019044	$1.656250
Series E	$1.393700	$0.005738	$0.009177	$0.016385	$1.425000
(1) The Series F Preferred Stock was issued in October 2016.
In January 2017, NNN called for redemption of all outstanding shares of its Series D Preferred Stock represented by depositary shares, each representing a 1/100th interest in a Series D Preferred Stock share. The depositary shares will be redeemed on February 23, 2017 at $25.00 per depositary share, plus all accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.3128472 per depositary share. After the redemption date, dividends on the depositary shares representing interests in the Series D Preferred Stock shares will cease to accrue.

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

Debt
The following is a summary of NNN’s total outstanding debt as of December 31 (dollars in thousands):

	2016	Percentage of Total	2015	Percentage of Total
Mortgages payable	$13,878	0.6%	$23,964	1.2%
Notes payable	2,297,811	99.4%	1,951,980	98.8%
Total outstanding debt	$2,311,689	100.0%	$1,975,944	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally, indebtedness may be used to refinance existing indebtedness.

Line of Credit Payable. NNN's $650,000,000 unsecured revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $70,139,000 and a weighted average interest rate of 1.4% for the year ended December 31, 2016. The Credit Facility matures January 2019, with an option to extend maturity to January 2020. As of December 31, 2016, the Credit Facility bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000. As of December 31, 2016, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $230,000.
In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2016, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the indebtedness under the Credit Facility to be accelerated and may impair NNN’s access to the debt and equity markets and limit NNN’s ability to pay dividends to its common and preferred stockholders, each of which would likely have a material adverse impact on NNN’s financial condition and results of operations.

Mortgages Payable.    The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered(1)	Initial Balance	Interest Rate	Maturity(2)	Carrying Value of Encumbered Asset(s)(3)	Outstanding Principal Balance at December 31,
					2016	2015
February 2004(6)	$6,952	6.90%	January 2017	$—	$—	$848
June 2012(4)(5)	6,850	5.75%	April 2016	—	—	5,890
September 2014(4)(7)	2,957	6.40%	February 2017	—	—	2,804
November 2014(4)	15,151	5.23%	July 2023	21,403	13,987	14,555
				$21,403	13,987	24,097

Debt costs					(147)	(226)
Accumulated amortization					38	93
Debt costs, net of accumulated amortization					(109)	(133)
Mortgages payable, including unamortized premium and net of unamortized debt costs					$13,878	$23,964

(1)	Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan.

(2)	Monthly payments include interest and principal, if any; the balance is due at maturity.

(3)	Each loan is secured by a first mortgage lien on certain of the Properties. The carrying values of the assets at December 31, 2016.

(4)	Initial balance and outstanding principal balance includes unamortized premium.

(5)	NNN repaid the outstanding principal balance in January 2016.

(6)	NNN repaid the outstanding principal balance in March 2016.

(7)	NNN repaid the outstanding principal balance in October 2016.

Notes Payable.  Each of NNN’s outstanding series of non-convertible notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2017(4)	September 2007	$250,000	$877	$249,123	6.875%	6.924%	October 2017
2021(5)	July 2011	300,000	4,269	295,731	5.500%	5.689%	July 2021
2022	August 2012	325,000	4,989	320,011	3.800%	3.985%	October 2022
2023(6)	April 2013	350,000	2,594	347,406	3.300%	3.388%	April 2023
2024(7)	May 2014	350,000	707	349,293	3.900%	3.924%	June 2024
2025(8)	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025
2026(9)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility, fund future property acquisitions and for general corporate purposes.

(2)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(3)	Includes the effects of the discount at issuance.

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

(5)
NNN entered into two interest rate hedges with a total notional amount of $150,000. Upon issuance of the 2021 Notes, NNN terminated the interest rate hedge agreements resulting in a liability of $5,300, of which $5,218 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the notes using the effective interest method.

(6)
NNN entered into four forward starting swaps with an aggregate notional amount of $240,000. Upon issuance of the 2023 Notes, NNN terminated the forward starting swaps resulting in a liability of $3,156, of which $3,141 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the notes using the effective interest method.

(7)
NNN entered into three forward starting swaps with an aggregate notional amount of $225,000. Upon issuance of the 2024 Notes, NNN terminated the forward starting swaps resulting in a liability of $6,312, which was deferred in other comprehensive income. The deferred liability is being amortized over the term of the notes using the effective interest method.

(8)
NNN entered into four forward starting swaps with an aggregate notional amount of $300,000. Upon issuance of the 2025 Notes, NNN terminated the forward starting swaps resulting in a liability of $13,369, which was deferred in other comprehensive income. The deferred liability is being amortized over the term of the notes using the effective interest method.

(9)
NNN entered into two forward starting swaps with an aggregate notional amount of $180,000. Upon issuance of the 2026 Notes, NNN terminated the forward starting swaps resulting in a gain of $13,345, which was deferred in other comprehensive income. The deferred asset is being amortized over the term of the notes using the effective interest method.

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
In connection with the outstanding note offerings, NNN incurred debt issuance costs totaling $21,157,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In December 2015, NNN repaid the $150,000,000 6.150% notes payable that were due in December 2015.
In accordance with the terms of the indentures, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2016, NNN was in compliance with those covenants. NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.

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
NNN completed the following underwritten public offerings of cumulative redeemable preferred stock that are still outstanding ("Preferred Stock Shares") (dollars in thousands, except per share data):

Series	Dividend Rate(1)	Issued	Depositary Shares Outstanding(2)	Gross Proceeds	Stock Issuance Costs(3)	Dividend Per Depositary Share	Earliest Redemption Date(4)
Series D(5)	6.625%	February 2012	11,500,000	$287,500	$9,855	$1.656250	February 2017
Series E(6)	5.700%	May 2013	11,500,000	287,500	9,856	1.425000	May 2018
Series F(7)	5.200%	October 2016	13,800,000	345,000	10,897	1.300000	October 2021

(1)	Holders are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends.

(2)
Representing 1/100th of a preferred share. Series D and E issuances each included 1,500,000 depositary shares in connection with the underwriters' over-allotment. Series F issuance included 1,800,000 depositary shares in connection with the underwriters' over-allotment.

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

(6)	NNN used the net proceeds from the offering for general corporate purposes and funding property acquisitions.

(7)	NNN used the net proceeds from the offering to repay outstanding indebtedness under its Credit Facility, fund property acquisitions and for general corporate purposes.
The Preferred Stock Shares underlying the depositary shares rank senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Preferred Stock Shares have no maturity date and will remain outstanding unless redeemed. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Preferred Stock Shares, NNN may redeem the Preferred Stock Shares underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Preferred Stock Shares into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 13, 2017, the Series E and Series F Preferred Stock Shares were not redeemable or convertible.
In January 2017, NNN announced the redemption of all outstanding depositary shares representing interests in its Series D Preferred Stock. The depositary shares will be redeemed on February 23, 2017 at $25.00 per depositary share, plus all accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.3128472 per depositary share. After the redemption date, dividends on the depositary shares representing interests in the Series D Preferred Stock will cease to accrue.
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

	2016	2015	2014
Shares of common stock	187,626	196,584	422,406
Net proceeds	$8,340	$7,182	$14,817
The proceeds from the issuances were used to pay down outstanding indebtedness of NNN’s Credit Facility, fund future property acquisitions and for general corporate purposes.
At-The-Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2016 ATM	2015 ATM	2013 ATM
Established date	March 2016	February 2015	March 2013
Termination date	March 2019	March 2016	February 2015
Total allowable shares	12,000,000	10,000,000	9,000,000
Total shares issued as of December 31, 2016	4,223,290	9,852,465	6,252,812
The following table outlines the common stock issuances pursuant to NNN's ATM equity program (dollars in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Shares of common stock	5,716,222	8,573,533	3,758,362
Average price per share (net)	$46.48	$37.45	$35.90
Net proceeds	$265,696	$321,067	$134,919
Stock issuance costs(1)	$4,266	$4,016	$2,195
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Commercial Mortgage Residual Interests
As of December 31, 2015, NNN held the commercial mortgage residual interests (“Residuals”) from seven loan securitizations. In 2016, the loan servicer of five of the securitizations exercised its clean-up call option. The clean-up call allowed the servicer to purchase all of the trusts’ assets, thereby terminating future cash distributions payable to NNN as the holder of these residual interests. During the years ended December 31, 2016, 2015 and 2014, NNN recorded an other than temporary valuation impairment as a reduction of earnings from operations. The other than temporary valuation impairment recorded during the year ended December 31, 2016, includes impairment related to the execution of the clean-up call option on the five securitizations, as well as the fair value adjustment on the remaining two securitizations.
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

	2016	2015	2014
Unrealized gains (losses), net	$(182)	$(585)	$875
Other than temporary valuation impairment	6,830	531	256

As of December 31, 2016, the remaining two Residuals are recorded at fair value. Certain valuation assumptions are made based on the expected timing of future cash flows relating to the Residuals. The following table summarizes the key assumptions used in determining the value of the Residuals as of December 31 (dollars in thousands):

	2016	2015
Discount rate	20%	20%
Average life equivalent CPR(1) speeds range	0.87% to 21.56% CPR	0.87% to 21.73% CPR
Foreclosures:
Frequency curve default model	0% - 1.33% range	0.72% - 1.57% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve
Fair value at December 31	$36	$11,115

(1)	Conditional prepayment rate

Item7A.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of December 31, 2016, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of December 31, 2016 and 2015. The table presents principal payments and related interest rates by year for debt obligations outstanding as of December 31, 2016. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of December 31, 2016. The weighted average rate for the Credit Facility for the year ended December 31, 2016, was 1.4%. The outstanding balance of the Credit Facility as of December 31, 2016 and 2015 was $0. The table incorporates only those debt obligations that existed as of December 31, 2016, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the year ended December 31, 2016.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2017	$596	5.23%	$249,907	6.92%
2018	623	5.23%	—	—
2019	652	5.23%	—	—
2020	682	5.23%	—	—
2021	716	5.23%	297,764	5.69%
Thereafter	10,718	5.23%	1,764,921	3.73%	(3)
Total	$13,987	5.23%	$2,312,592	4.39%
Fair Value:
December 31, 2016	$13,987		$2,367,102
December 31, 2015	$24,097		$2,007,242

(1)	NNN's mortgages payable include unamortized premiums and exclude debt costs.

(2)
Includes NNN’s notes payable, each exclude debt costs and are net of unamortized discounts. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.

(3)	Weighted average effective interest rate for periods after 2021.

NNN is also exposed to market risks related to NNN’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value, had a carrying value of $36,000 and $11,115,000 as of December 31, 2016 and 2015, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Retail Properties, Inc. and Subsidiaries

We have audited National Retail Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). National Retail Properties, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, National Retail Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Orlando, Florida
February 13, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Retail Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Retail Properties, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Retail Properties, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Orlando, Florida
February 13, 2017

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS	December 31, 2016	December 31, 2015
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$5,881,280	$5,231,413
Accounted for using the direct financing method	11,230	14,518
Real estate held for sale	23,850	57,527
Cash and cash equivalents	294,540	13,659
Restricted cash and cash held in escrow	—	601
Receivables, net of allowance of $1,006 and $566, respectively	3,418	3,344
Mortgages, notes and accrued interest receivable, net of allowance of $14 and $5, respectively	1,252	8,688
Accrued rental income, net of allowance of $3,078	25,101	25,529
Debt costs, net of accumulated amortization of $11,268 and $9,877, respectively	2,715	4,003
Commercial mortgage residual interests	36	11,115
Other assets	90,729	89,647
Total assets	$6,334,151	$5,460,044
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, including unamortized premium and net of unamortized debt costs	$13,878	$23,964
Notes payable, net of unamortized discount and unamortized debt costs	2,297,811	1,951,980
Accrued interest payable	19,665	20,113
Other liabilities	85,869	121,594
Total liabilities	2,417,223	2,117,651
Commitments and contingencies (Note 19)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
6.625% Series D, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	—
Common stock, $0.01 par value. Authorized 375,000,000 shares; 147,149,945 and 141,007,725 shares issued and outstanding, respectively	1,473	1,412
Capital in excess of par value	3,322,771	3,049,198
Accumulated deficit	(319,254)	(263,124)
Accumulated other comprehensive income (loss)	(8,191)	(20,352)
Total stockholders’ equity of NNN	3,916,799	3,342,134
Noncontrolling interests	129	259
Total equity	3,916,928	3,342,393
Total liabilities and equity	$6,334,151	$5,460,044
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income from operating leases	$512,883	$462,346	$414,043
Earned income from direct financing leases	1,336	1,506	1,725
Percentage rent	1,735	1,430	1,074
Real estate expense reimbursement from tenants	14,984	14,868	13,875
Interest and other income from real estate transactions	1,032	988	2,326
Interest income on commercial mortgage residual interests	1,677	1,778	1,834
	533,647	482,916	434,877
Operating expenses:
General and administrative	36,508	34,736	32,518
Real estate	20,852	19,776	18,935
Depreciation and amortization	149,101	134,798	116,162
Impairment – commercial mortgage residual interests valuation	6,830	531	256
Impairment losses – real estate and other charges, net of recoveries	11,287	4,420	760
	224,578	194,261	168,631
Earnings from operations	309,069	288,655	266,246
Other expenses (revenues):
Interest and other income	(170)	(109)	(357)
Interest expense	96,352	90,008	85,510
Real estate acquisition costs	563	927	1,391
	96,745	90,826	86,544
Earnings from continuing operations before income tax benefit (expense)	212,324	197,829	179,702
Income tax benefit (expense)	—	(10,318)	75
Earnings from continuing operations	212,324	187,511	179,777
Earnings from discontinued operations, net of income tax expense	—	—	124
Earnings before gain on disposition of real estate, net of income tax expense	212,324	187,511	179,901
Gain on disposition of real estate, net of income tax expense	27,182	10,450	11,269
Earnings including noncontrolling interests	239,506	197,961	191,170
Earnings attributable to noncontrolling interests – continuing operations	(6)	(125)	(569)
Net earnings attributable to NNN	$239,500	$197,836	$190,601

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME – CONTINUED
(dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Net earnings attributable to NNN	$239,500	$197,836	$190,601
Series D preferred stock dividends	(19,047)	(19,047)	(19,047)
Series E preferred stock dividends	(16,387)	(16,387)	(16,387)
Series F preferred stock dividends	(3,189)	—	—
Net earnings attributable to common stockholders	$200,877	$162,402	$155,167
Net earnings per share of common stock:
Basic	$1.39	$1.21	$1.24
Diluted	$1.38	$1.20	$1.24
Weighted average number of common shares outstanding:
Basic	144,176,224	133,998,674	124,257,558
Diluted	144,660,633	134,489,416	124,710,226
Other comprehensive income:
Net earnings attributable to NNN	$239,500	$197,836	$190,601
Amortization of deferred interest rate hedges	2,802	1,902	1,129
Fair value forward starting swaps	13,345	(13,369)	(6,312)
Net gain (loss) – commercial mortgage residual interests	(4,454)	(339)	1,038
Net gain (loss) – available-for-sale securities	468	112	(8)
Comprehensive income attributable to NNN	$251,661	$186,142	$186,448

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2016, 2015 and 2014
(dollars in thousands, except per share data)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2013	$287,500	$287,500	$—	$1,221	$2,353,166	$(147,837)	$(4,505)	$2,777,045	$1,240	$2,778,285
Net earnings	—	—	—	—	—	190,601	—	190,601	569	191,170
Dividends declared and paid:
$1.65625 per depositary share of Series D preferred stock	—	—	—	—	—	(19,047)	—	(19,047)	—	(19,047)
$1.42500 per depositary share of Series E preferred stock	—	—	—	—	—	(16,387)	—	(16,387)	—	(16,387)
$1.65 per share of common stock	—	—	—	3	11,443	(204,157)	—	(192,711)	—	(192,711)
Issuance of common stock:
5,493,595 shares	—	—	—	55	209,185	—	—	209,240	—	209,240
100,161 shares – stock purchase plan	—	—	—	1	3,370	—	—	3,371	—	3,371
3,758,362 shares – ATM equity program	—	—	—	38	137,077	—	—	137,115	—	137,115
Issuance of 360,080 shares of restricted common stock	—	—	—	4	(313)	—	—	(309)	—	(309)
Stock issuance costs	—	—	—	—	(10,683)	—	—	(10,683)	—	(10,683)
Amortization of deferred compensation	—	—	—	—	8,433	—	—	8,433	—	8,433
Amortization of interest rate hedges	—	—	—	—	—	—	1,129	1,129	—	1,129
Fair value forward starting swaps	—	—	—	—	—	—	(6,312)	(6,312)	—	(6,312)
Unrealized gain – commercial mortgage residual interests	—	—	—	—	—	—	875	875	—	875
Realized gain – commercial mortgage residual interests	—	—	—	—	—	—	163	163	—	163
Valuation adjustments – available-for-sale securities	—	—	—	—	—	—	111	111	—	111
Realized gain – available-for-sale securities	—	—	—	—	—	—	(119)	(119)	—	(119)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,232)	(1,232)
Balances at December 31, 2014	$287,500	$287,500	$—	$1,322	$2,711,678	$(196,827)	$(8,658)	$3,082,515	$577	$3,083,092
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED
Years Ended December 31, 2016, 2015 and 2014
(dollars in thousands, except per share data)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2014	$287,500	$287,500	$—	$1,322	$2,711,678	$(196,827)	$(8,658)	$3,082,515	$577	$3,083,092
Net earnings	—	—	—	—	—	197,836	—	197,836	125	197,961
Dividends declared and paid:
$1.65625 per depositary share of Series D preferred stock	—	—	—	—	—	(19,047)	—	(19,047)	—	(19,047)
$1.42500 per depositary share of Series E preferred stock	—	—	—	—	—	(16,387)	—	(16,387)	—	(16,387)
$1.71 per share of common stock	—	—	—	2	6,886	(228,699)	—	(221,811)	—	(221,811)
Issuance of common stock:
34,230 shares	—	—	—	—	991	—	—	991	—	991
12,065 shares – stock purchase plan	—	—	—	—	455	—	—	455	—	455
8,573,533 shares – ATM equity program	—	—	—	86	324,998	—	—	325,084	—	325,084
Issuance of 209,284 shares of restricted common stock	—	—	—	2	(311)	—	—	(309)	—	(309)
Stock issuance costs	—	—	—	—	(4,178)	—	—	(4,178)	—	(4,178)
Amortization of deferred compensation	—	—	—	—	8,679	—	—	8,679	—	8,679
Amortization of interest rate hedges	—	—	—	—	—	—	1,902	1,902	—	1,902
Fair value forward starting swaps	—	—	—	—	—	—	(13,369)	(13,369)	—	(13,369)
Unrealized loss – commercial mortgage residual interests	—	—	—	—	—	—	(585)	(585)	—	(585)
Realized gain – commercial mortgage residual interests	—	—	—	—	—	—	246	246	—	246
Valuation adjustments – available-for-sale securities	—	—	—	—	—	—	112	112	—	112
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	334	334
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(362)	(362)
Sale of noncontrolling interests	—	—	—	—	—	—	—	—	(415)	(415)
Balances at December 31, 2015	$287,500	$287,500	$—	$1,412	$3,049,198	$(263,124)	$(20,352)	$3,342,134	$259	$3,342,393
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED
Years Ended December 31, 2016, 2015 and 2014
(dollars in thousands, except per share data)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2015	$287,500	$287,500	$—	$1,412	$3,049,198	$(263,124)	$(20,352)	$3,342,134	$259	$3,342,393
Net earnings	—	—	—	—	—	239,500	—	239,500	6	239,506
Dividends declared and paid:
$1.65625 per depositary share of Series D preferred stock	—	—	—	—	—	(19,047)	—	(19,047)	—	(19,047)
$1.42500 per depositary share of Series E preferred stock	—	—	—	—	—	(16,387)	—	(16,387)	—	(16,387)
$0.231111 per depositary share of Series F preferred stock	—	—	—	—	—	(3,189)	—	(3,189)	—	(3,189)
$1.78 per share of common stock	—	—	—	2	7,949	(257,007)	—	(249,056)	—	(249,056)
Issuance of 13,800,000 depositary shares of Series F preferred stock	—	—	345,000	—	(10,897)	—	—	334,103	—	334,103
Issuance of common stock:
31,807 shares	—	—	—	—	1,148	—	—	1,148	—	1,148
8,444 shares – stock purchase plan	—	—	—	—	389	—	—	389	—	389
5,716,222 shares – ATM equity program	—	—	—	57	269,905	—	—	269,962	—	269,962
Issuance of 222,157 shares of restricted common stock	—	—	—	2	(264)	—	—	(262)	—	(262)
Stock issuance costs	—	—	—	—	(4,266)	—	—	(4,266)	—	(4,266)
Amortization of deferred compensation	—	—	—	—	9,609	—	—	9,609	—	9,609
Amortization of interest rate hedges	—	—	—	—	—	—	2,802	2,802	—	2,802
Fair value forward starting swaps	—	—	—	—	—	—	13,345	13,345	—	13,345
Unrealized loss – commercial mortgage residual interests	—	—	—	—	—	—	(182)	(182)	—	(182)
Realized gain – commercial mortgage residual interests	—	—	—	—	—	—	(4,272)	(4,272)	—	(4,272)
Valuation adjustments – available-for-sale securities	—	—	—	—	—	—	468	468	—	468
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(136)	(136)
Balances at December 31, 2016	$287,500	$287,500	$345,000	$1,473	$3,322,771	$(319,254)	$(8,191)	$3,916,799	$129	$3,916,928
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Earnings including noncontrolling interests	$239,506	$197,961	$191,170
Adjustments to reconcile earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	149,101	134,798	116,165
Impairment losses – real estate and other charges, net of recoveries	11,294	4,420	823
Impairment – commercial mortgage residual interests valuation	6,830	531	256
Amortization of notes payable discount	1,394	1,306	1,238
Amortization of debt costs	3,086	2,915	2,782
Amortization of mortgages payable premium	(147)	(207)	(93)
Amortization of deferred interest rate hedges	2,802	1,902	1,129
Settlement of forward starting swaps	13,345	(13,369)	(6,312)
Gain on disposition of real estate	(27,182)	(10,807)	(11,742)
Deferred income taxes	—	10,488	58
Performance incentive plan expense	11,401	10,474	9,841
Performance incentive plan payment	(581)	(676)	(2,808)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease in real estate leased to others using the direct financing method	1,364	1,277	1,368
Decrease in mortgages, notes and accrued interest receivable	26	74	76
Decrease (increase) in receivables	(74)	(335)	16
Increase in accrued rental income	(252)	(368)	(1,731)
Decrease (increase) in other assets	1,663	4,996	(2,256)
Increase (decrease) in accrued interest payable	(448)	2,717	254
Increase (decrease) in other liabilities	2,636	(6,610)	(4,746)
Other	(427)	(392)	1,245
Net cash provided by operating activities	415,337	341,095	296,733
Cash flows from investing activities:
Proceeds from the disposition of real estate	104,117	38,502	58,853
Additions to real estate:
Accounted for using the operating method	(885,966)	(683,243)	(602,780)
Increase in mortgages and notes receivable	—	—	(7,246)
Principal payments on mortgages and notes receivable	4,141	2,363	13,346
Other	(2,235)	(2,166)	(3,731)
Net cash used in investing activities	(779,943)	(644,544)	(541,558)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds from line of credit payable	$1,330,200	$1,262,400	$678,500
Repayment of line of credit payable	(1,330,200)	(1,262,400)	(724,900)
Repayment of mortgages payable	(9,962)	(2,035)	(1,151)
Proceeds from notes payable	346,140	399,036	349,293
Repayment of notes payable	—	(150,000)	(150,000)
Payment of debt costs	(3,362)	(3,654)	(6,321)
Proceeds from issuance of common stock	278,040	332,117	360,072
Proceeds from issuance of Series F preferred stock	345,000	—	—
Stock issuance costs	(15,204)	(4,198)	(10,726)
Payment of Series D Preferred Stock dividends	(19,047)	(19,047)	(19,047)
Payment of Series E Preferred Stock dividends	(16,387)	(16,387)	(16,387)
Payment of Series F Preferred Stock dividends	(3,189)	—	—
Payment of common stock dividends	(257,007)	(228,699)	(204,157)
Noncontrolling interest contributions	—	334	—
Noncontrolling interest distributions	(136)	(362)	(1,232)
Net cash provided by financing activities	644,886	307,105	253,944
Net increase in cash, cash equivalents and restricted cash	280,280	3,656	9,119
Cash, cash equivalents and restricted cash at beginning of year(1)	14,260	10,604	1,485
Cash, cash equivalents and restricted cash at end of year(1)	$294,540	$14,260	$10,604
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$91,403	$83,758	$81,829
Taxes paid (received)	$(155)	$234	$59
Supplemental disclosure of noncash investing and financing activities:
Issued 285,573, 285,263 and 386,433 shares of restricted and unrestricted common stock in 2016, 2015 and 2014, respectively, pursuant to NNN’s performance incentive plan	$11,337	$8,990	$10,884
Surrender of 1,520 shares of restricted common stock in 2016	$59	$—	$—
Change in other comprehensive income	$12,161	$11,694	$4,153
Change in lease classification (direct financing lease to operating lease)	$1,924	$1,179	$—
Mortgages payable assumed in connection with real estate transactions	$—	$—	$17,254
Mortgage receivable accepted in connection with real estate transactions	$—	$500	$62
Note receivable accepted in connection with real estate transactions	$—	$—	$70

(1)
Cash, cash equivalents and restricted cash at the end of the year is the aggregate of Cash and cash equivalents and Restricted cash and cash held in escrow from the Consolidated Balance Sheets. NNN had restricted cash and cash held in escrow of $601 at December 31, 2015. NNN did not have restricted cash or cash held in escrow at December 31, 2016 and 2014.

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

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
NNN's assets primarily include real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property").

December 31, 2016
Property Portfolio:
Total properties	2,535
Gross leasable area (square feet)	27,204,000
States	48
Weighted average remaining lease term (years)	11.6
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. For the years ended December 31, 2016, 2015 and 2014, NNN recorded $1,738,000, $2,383,000 and $1,629,000, respectively, in capitalized interest during development.
Purchase Accounting for Acquisition of Real Estate Subject to a Lease – In accordance with the FASB guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, as applicable, based on their respective fair values. Acquisition costs incurred in connection with a business combination are expensed when incurred.
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
The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off in that period. The value of tenant relationships is reviewed on individual transactions to determine if future value was derived from the acquisition.
Intangible assets and liabilities consisted of the following as of December 31 (dollars in thousands):

	2016	2015
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$9,591	$10,883
Value of in-place leases, net	55,290	61,359
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	22,100	25,767
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
Impairment – Real Estate – Based upon certain events or changes in circumstances, management periodically assesses its Properties for possible impairment whenever the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are currently vacant or become vacant in a reasonable period of time. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future and undiscounted cash flows, including the residual value of the real estate, with the carrying value of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value.
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

Valuation of Mortgages, Notes and Accrued Interest Receivable – The reserve allowance related to the mortgages, notes and accrued interest receivable is NNN’s best estimate of the amount of probable credit losses. The reserve allowance is determined on an individual note basis in reviewing any payment past due for over 90 days. Any outstanding amounts are written off against the reserve allowance when all possible means of collection have been exhausted.
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
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. NNN has elected early adoption of ASU 2016-18. The adoption of ASU 2016-18 did not impact NNN's financial position or results of operations.
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
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 and $226,000 at December 31, 2016 and 2015, respectively, are included in Mortgages Payable on the Consolidated Balance Sheets net of accumulated amortization of $38,000 and $93,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $21,157,000 and $17,782,000 at December 31, 2016 and 2015, respectively, are included in Notes Payable on the Consolidated Balance Sheets net of accumulated amortization of $6,376,000 and $4,704,000, respectively.

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

	2016	2015	2014
Basic and Diluted Earnings:
Net earnings attributable to NNN	$239,500	$197,836	$190,601
Less: Series D preferred stock dividends	(19,047)	(19,047)	(19,047)
Less: Series E preferred stock dividends	(16,387)	(16,387)	(16,387)
Less: Series F preferred stock dividends	(3,189)	—	—
Net earnings attributable to common stockholders	200,877	162,402	155,167
Less: Earnings attributable to unvested restricted shares	(695)	(706)	(773)
Net earnings used in basic and diluted earnings per share	$200,182	$161,696	$154,394

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	145,014,422	134,868,640	125,221,358
Less: Unvested restricted shares	(390,522)	(412,505)	(467,968)
Less: Unvested contingent restricted shares	(447,676)	(457,461)	(495,832)
Weighted average number of shares outstanding used in basic earnings per share	144,176,224	133,998,674	124,257,558
Effects of dilutive securities:
Other	484,409	490,742	452,668
Weighted average number of shares outstanding used in diluted earnings per share	144,660,633	134,489,416	124,710,226
Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and related regulations. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2016, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.
NNN and its taxable REIT subsidiaries have made timely TRS elections pursuant to the provisions of the REIT Modernization Act. A taxable REIT subsidiary is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of NNN which occur within its TRS entities are subject to federal and state income taxes (See Note 11). All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NNN’s taxable REIT subsidiaries and to the Orange Avenue Mortgage Investments, Inc. ("OAMI"), a wholly owned qualified REIT subsidiary, built-in gain tax liability.
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gain or Loss on Cash Flow Hedges(1)		Gains and Losses on Commercial Mortgage Residual Interests(2)		Gains and Losses on Available-for-Sale Securities	Total
Beginning balance, December 31, 2014	$(13,579)		$4,793		$128	$(8,658)

Other comprehensive income (loss)	(13,369)		(585)		112	(13,842)
Reclassifications from accumulated other comprehensive income to net earnings	1,902	(3)	246	(4)	—	2,148
Net current period other comprehensive income (loss)	(11,467)		(339)		112	(11,694)
Ending balance, December 31, 2015	(25,046)		4,454		240	(20,352)

Other comprehensive income (loss)	13,345		(182)		468	13,631
Reclassifications from accumulated other comprehensive income to net earnings	2,802	(3)	(4,272)	(4)	—	(1,470)
Net current period other comprehensive income (loss)	16,147		(4,454)		468	12,161
Ending balance, December 31, 2016	$(8,899)		$—		$708	$(8,191)
(1) Additional disclosure is included in Note 12 – Derivatives.
(2) Additional disclosure is included in Note 17 – Fair Value Measurements.
(3) Reclassifications out of other comprehensive income (loss) are recorded in Interest Expense on the Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
(4) Reclassifications out of other comprehensive income (loss) are recorded in Impairment on the Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
New Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases. In March 2016, the FASB issued updated guidance. ASU 2016-08, "Revenue from Contracts with customers (Topic 606) - Principal versus Agent Considerations (Reporting Gross Versus Net)," clarifies the implementation guidance on principal versus agent considerations included within the scope of ASU 2014-09. The guidance permits two methods of adoption: full retrospectively to each prior reporting period presented, or modified retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The guidance was initially effective January 1, 2017 and early adoption was not permitted. The amended guidance provides for a one-year deferral of the effective date to January 1, 2018, with an option of applying the standard on the original effective date. NNN will adopt the guidance on January 1, 2018 and apply the cumulative catch-up transition method. NNN is currently evaluating to determine the potential impact the adoption of ASU 2014-09 and ASU 2016-08 will have on its financial position and results of operations.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of ASU 2016-13 will not have an impact on NNN's financial position or results of operations.
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
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. NNN is currently evaluating to determine the potential impact the adoption of ASU 2017-01 will have on NNN's financial position or results of operations.
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

Reclassification – Certain items in the prior year's consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2016 presentation.

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases at December 31, 2016:

Lease classification:
Operating	2,566
Direct financing	9
Building portion – direct financing/land portion – operating	2
Weighted average remaining lease term (years)	11.6

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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of December 31 (dollars in thousands):

	2016	2015
Land and improvements	$2,102,915	$1,909,569
Buildings and improvements	4,489,248	3,876,986
Leasehold interests	4,565	1,290
	6,596,728	5,787,845
Less accumulated depreciation and amortization	(739,505)	(617,786)
	5,857,223	5,170,059
Work in progress	24,057	61,354
	$5,881,280	$5,231,413

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2016, 2015 and 2014, NNN recognized ($12,000), $153,000 and $1,521,000, respectively, of such income, net of reserves. At December 31, 2016 and 2015, the balance of accrued rental income was $25,101,000 and $25,529,000, respectively, net of $3,078,000 allowance.
The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at December 31, 2016 (dollars in thousands):

2017	$535,048
2018	522,708
2019	508,143
2020	490,805
2021	470,388
Thereafter	3,721,409
$6,248,501

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
Real Estate Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2016	2015
Minimum lease payments to be received	$11,200	$13,900
Estimated unguaranteed residual values	5,664	7,589
Less unearned income	(5,634)	(6,971)
Net investment in direct financing leases	$11,230	$14,518

The following is a schedule of future minimum lease payments to be received on direct financing leases held for investment at December 31, 2016 (dollars in thousands):

2017	$1,862
2018	1,834
2019	1,512
2020	1,043
2021	719
Thereafter	4,230
$11,200
The above table does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or contingent rental payments that may become due in future periods (see Real Estate Portfolio – Accounted for Using the Operating Method).
Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of December 31, 2016, NNN had 16 of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2015, included 21 properties, five of which were sold in 2016. Real estate held for sale consisted of the following as of December 31 (dollars in thousands):

	2016	2015
Land and improvements	$14,114	$23,024
Building and improvements	15,446	43,327
	29,560	66,351
Less accumulated depreciation and amortization	(2,962)	(6,821)
Less impairment	(2,748)	(2,003)
	$23,850	$57,527

Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties for the years ended December 31 (dollars in thousands):

	2016		2015			2014
	# of Sold Properties	Gain	# of Sold Properties	Gain		# of Sold Properties	Gain
Gain on disposition of real estate	38	$27,182	19	$10,807	(1)	25	$11,587
Income tax expense		—		(357)			(318)
		27,182		10,450			11,269
Gain on disposition of real estate included in discontinued operations	—	—	—	—		2	155	(1)
Income tax expense		—		—			—
		$27,182		$10,450			$11,424
(1) Amount includes the recognition of deferred gains on previously sold properties.
Real Estate – Commitments
NNN has committed to fund construction commitments on 21 Properties. The improvements are estimated to be completed within 12 months. These construction commitments, at December 31, 2016, are outlined in the table below (dollars in thousands):

Total commitment(1)	$114,206
Amount funded	$54,782
Remaining commitment	$59,424

(1)	Includes land, construction costs, tenant improvements and lease costs.
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

	2016	2015	2014
Continuing operations	$8,025	$3,970	$760
Discontinued operations	—	—	63
	$8,025	$3,970	$823
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

Note 3 – Commercial Mortgage Residual Interests:
As of December 31, 2015, NNN held the commercial mortgage residual interests (“Residuals”) from seven loan securitizations. In 2016, the loan servicer of five of the securitizations exercised its clean-up call option. These clean-up calls allowed the servicers to purchase all of the trusts’ assets, thereby terminating future cash distributions payable to NNN as the holder of these residual interests. During the years ended December 31 2016, 2015 and 2014, NNN recorded an other than temporary valuation impairment as a reduction of earnings from operations. The other than temporary valuation impairment recorded during the year ended December 31, 2016 related to the execution of the clean-up call option on the five securitizations, as well as the fair value adjustment on the remaining two securitizations.
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

	2016	2015	2014
Unrealized gains (losses), net	$(182)	$(585)	$875
Other than temporary valuation impairment	6,830	531	256
As of December 31, 2016, the remaining two Residuals are recorded at fair value. Certain valuation assumptions are made based on the expected timing of future cash flows relating to the Residuals. The following table summarizes the key assumptions used in determining the value of the Residuals as of December 31 (dollars in thousands):

	2016	2015
Discount rate	20%	20%
Average life equivalent CPR(1) speeds range	0.87% to 21.56% CPR	0.87% to 21.73% CPR
Foreclosures:
Frequency curve default model	0% - 1.33% range	0.72% - 1.57% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve
Fair value at December 31	$36	$11,115

(1)	Conditional prepayment rate

Note 4 – Line of Credit Payable:

NNN's $650,000,000 unsecured revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $70,139,000 and a weighted average interest rate of 1.4% for the year ended December 31, 2016. The Credit Facility matures January 2019, with an option to extend maturity to January 2020. As of December 31, 2016, the Credit Facility bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000. As of December 31, 2016, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $230,000.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage and (iv) investment and dividend limitations. At December 31, 2016, NNN was in compliance with those covenants.

Note 5 – Mortgages Payable:
The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered(1)	Initial Balance	Interest Rate	Maturity(2)	Carrying Value of Encumbered Asset(s)(3)	Outstanding Principal Balance at December 31,
					2016	2015
February 2004(6)	$6,952	6.90%	January 2017	$—	$—	$848
June 2012(4)(5)	6,850	5.75%	April 2016	—	—	5,890
September 2014(4)(7)	2,957	6.40%	February 2017	—	—	2,804
November 2014(4)	15,151	5.23%	July 2023	21,403	13,987	14,555
				$21,403	13,987	24,097

Debt costs					(147)	(226)
Accumulated amortization					38	93
Debt costs, net of accumulated amortization					(109)	(133)
Mortgages payable, including unamortized premium and net of unamortized debt costs					$13,878	$23,964

(1)	Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan.

(2)	Monthly payments include interest and principal, if any; the balance is due at maturity.

(3)	Each loan is secured by a first mortgage lien on certain of the Properties. The carrying values of the assets at December 31, 2016.

(4)	Initial balance and outstanding principal balance includes unamortized premium.

(5)	NNN repaid the outstanding principal balance in January 2016.

(6)	NNN repaid the outstanding principal balance in March 2016.

(7)	NNN repaid the outstanding principal balance in October 2016.

The following is a schedule of the scheduled principal payments, including premium amortization of NNN’s mortgages payable at December 31, 2016 (dollars in thousands):

2017	$596
2018	623
2019	652
2020	682
2021	716
Thereafter	10,718
$13,987

Note 6 – Notes Payable:
Each of NNN’s outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(1)	Net Price	Stated Rate	Effective Rate(2)	Maturity Date
2017(3)	September 2007	$250,000	$877	$249,123	6.875%	6.924%	October 2017
2021(4)	July 2011	300,000	4,269	295,731	5.500%	5.689%	July 2021
2022	August 2012	325,000	4,989	320,011	3.800%	3.985%	October 2022
2023(5)	April 2013	350,000	2,594	347,406	3.300%	3.388%	April 2023
2024(6)	May 2014	350,000	707	349,293	3.900%	3.924%	June 2024
2025(7)	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025
2026(8)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026

(1)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(2)	Includes the effects of the discount at issuance.

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

(4)
NNN entered into two interest rate hedges with a total notional amount of $150,000. Upon issuance of the 2021 Notes, NNN terminated the interest rate hedge agreements resulting in a liability of $5,300, of which $5,218 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the notes using the effective interest method.

(5)
NNN entered into four forward starting swaps with an aggregate notional amount of $240,000. Upon issuance of the 2023 Notes, NNN terminated the forward starting swaps resulting in a liability of $3,156, of which $3,141 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the notes using the effective interest method.

(6)
NNN entered into three forward starting swaps with an aggregate notional amount of $225,000. Upon issuance of the 2024 Notes, NNN terminated the forward starting swaps resulting in a liability of $6,312, which was deferred in other comprehensive income. The deferred liability is being amortized over the term of the notes using the effective interest method.

(7)
NNN entered into four forward starting swaps with an aggregate notional amount of $300,000. Upon issuance of the 2025 Notes, NNN terminated the forward starting swaps resulting in a liability of $13,369, which was deferred in other comprehensive income. The deferred liability is being amortized over the term of the notes using the effective interest method.

(8)
NNN entered into two forward starting swaps with an aggregate notional amount of $180,000. Upon issuance of the 2026 Notes, NNN terminated the forward starting swaps resulting in a gain of $13,345, which was deferred in other comprehensive income. The deferred asset is being amortized over the term of the notes using the effective interest method.

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
In connection with the outstanding debt offerings, NNN incurred debt issuance costs totaling $21,157,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In December 2015, NNN repaid the $150,000,000 6.150% notes payable that were due in December 2015.
In accordance with the terms of the indenture, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2016, NNN was in compliance with those covenants.

Note 7 – Preferred Stock:
NNN completed the following underwritten public offerings of cumulative redeemable preferred stock and are still outstanding ("Preferred Stock Shares") (dollars in thousands, except per share data):

Series	Dividend Rate(1)	Issued	Depositary Shares Outstanding(2)	Gross Proceeds	Stock Issuance Costs(3)	Dividend Per Depositary Share	Earliest Redemption Date
Series D	6.625%	February 2012	11,500,000	$287,500	$9,855	$1.656250	February 2017
Series E	5.700%	May 2013	11,500,000	287,500	9,856	1.425000	May 2018
Series F	5.200%	October 2016	13,800,000	345,000	10,897	1.300000	October 2021

(1)	Holders are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends.

(2)
Representing 1/100th of a preferred share. Series D and E issuances each included 1,500,000 depositary shares in connection with the underwriters' over-allotment. Series F issuance included 1,800,000 depositary shares in connection with the underwriters' over-allotment.

(3)	Consisting primarily of underwriting commissions and fees, rating agency fees, legal and accounting fees and printing expenses.
The Preferred Stock Shares underlying the depositary shares rank senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Preferred Stock Shares have no maturity date and will remain outstanding unless redeemed. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Preferred Stock Shares, NNN may redeem the Preferred Stock Shares underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Preferred Stock Shares into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 13, 2017, the Series E and Series F Preferred Stock Shares were not redeemable or convertible.
In January 2017, NNN announced the redemption of all outstanding depositary shares representing interests in its 6.625% Series D Preferred Stock. The depositary shares will be redeemed on February 23, 2017 at $25.00 per depositary share, plus all accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.3128472 per depositary share. After the redemption date, dividends on the depositary shares representing interests in the Series D Preferred Stock will cease to accrue.

Note 8 – Common Stock:
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

	2016	2015	2014
Shares of common stock	187,626	196,584	422,406
Net proceeds	$8,340	$7,182	$14,817

At The Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2016 ATM	2015 ATM	2013 ATM
Established date	March 2016	February 2015	March 2013
Termination date	March 2019	March 2016	February 2015
Total allowable shares	12,000,000	10,000,000	9,000,000
Total shares issued as of December 31, 2016	4,223,290	9,852,465	6,252,812
The following table outlines the common stock issuances pursuant to NNN's ATM equity program (dollars in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Shares of common stock	5,716,222	8,573,533	3,758,362
Average price per share (net)	$46.48	$37.45	$35.90
Net proceeds	$265,696	$321,067	$134,919
Stock issuance costs(1)	$4,266	$4,016	$2,195
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Note 9 – Employee Benefit Plan:
Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of NNN. The Retirement Plan permits participants to defer a portion of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN generally matches 60 percent of the first eight percent of a participant’s contributions. Additionally, NNN may make discretionary contributions. NNN’s contributions to the Retirement Plan for the years ended December 31, 2016, 2015 and 2014 totaled $491,000, $474,000 and $453,000, respectively.

Note 10 – Dividends:
The following presents the characterization for tax purposes of common stock dividends per share paid to stockholders for the years ended December 31:

	2016	2015	2014
Ordinary dividends	$1.513705	$1.363294	$1.306992
Qualified dividends	—	0.019005	0.006212
Capital gain	—	0.007806	0.008603
Unrecaptured Section 1250 Gain	—	0.011055	0.015362
Nontaxable distributions	0.266295	0.308840	0.312831
	$1.780000	$1.710000	$1.650000
The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2016	2015	2014
Dividends	$257,007	$228,699	$204,157
Per share	1.780	1.710	1.650

On January 17, 2017, NNN declared a dividend of $0.455 per share, payable February 15, 2017 to its common stockholders of record as of January 31, 2017.

The following presents the characterization for tax purposes of Series D, E and F Preferred Stock dividends per share and dividends declared and paid to stockholders for the year ended December 31:

	Series F(3)	Series E(2)			Series D(1)
	2016	2016	2015	2014	2016	2015	2014
Ordinary dividends	$0.231111	$1.425000	$1.385670	$1.393700	$1.656250	$1.610538	$1.619870
Qualified dividends	—	—	0.020141	0.005738	—	0.023409	0.006670
Capital gain	—	—	0.007937	0.009177	—	0.009225	0.010666
Unrecaptured Section 1250 Gain	—	—	0.011252	0.016385	—	0.013078	0.019044
Dividend paid per share	$0.231111	$1.425000	$1.425000	$1.425000	$1.656250	$1.656250	$1.656250

Dividends declared and paid	$3,189	$16,387	$16,387	$16,387	$19,047	$19,047	$19,047
(1) In January 2017, NNN called for redemption of all outstanding shares of its Series D Preferred Stock represented by depositary shares, each representing a 1/100th interest in a Series D Preferred Stock share. The depositary shares will be redeemed on February 23, 2017.
(2) The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series E Preferred Stock is May 2018.
(3) The Series F Preferred Stock was issued October 11, 2016 and has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F preferred stock is October 2021.

Note 11 – Income Taxes:
For income tax purposes, NNN had taxable REIT subsidiaries in which certain real estate activities were conducted.
NNN treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between NNN’s effective tax rates for the years ended December 31, 2016, 2015 and 2014, and the statutory rates relate to state taxes and nondeductible expenses.
At the close of business on December 31, 2015, NNN elected to revoke its election to classify the TRS as taxable REIT subsidiaries. This TRS Revocation Election resulted in an additional tax expense of approximately $9,607,000 for 2015.
The significant components of the net deferred income tax asset consist of the following at December 31 (dollars in thousands):

	2016	2015
Deferred tax assets:
Capital loss carryforward	$830	$880
Net operating loss carryforward	5,088	4,983
	5,918	5,863
Valuation allowance	(5,743)	(5,666)
Total deferred tax assets	175	197

Deferred tax liabilities:
Built-in gain	(175)	(197)
Total deferred tax liabilities	(175)	(197)

Net deferred tax asset	$—	$—

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by NNN’s taxable REIT subsidiaries. The net operating loss carryforwards begin to expire in 2028. Due to the revocation of the TRS election management believes it is unlikely that NNN will realize all of the benefits of these deductible differences that existed as of December 31, 2016 and 2015.
The increase in the valuation allowance for the years ended December 31, 2016, 2015 and 2014 was $77,000, $5,047,000 and $619,000, respectively.
The income tax benefit (expense) consists of the following components for the years ended December 31 (dollars in thousands):

	2016	2015	2014
Net earnings before income taxes	$239,500	$208,511	$190,844
Provision for income tax benefit (expense):
Current:
Federal	—	(58)	(190)
State and local	—	(129)	5
Deferred:
Federal	—	(8,935)	(166)
State and local	—	(1,553)	108
Total expense for income taxes	—	(10,675)	(243)
Net earnings attributable to NNN’s stockholders	$239,500	$197,836	$190,601
The total income tax benefit (expense) differs from the amount computed by applying the statutory federal tax rate to net earnings before taxes as follows for the years ended December 31 (dollars in thousands):

	2016	2015	2014
Federal expense at statutory tax rate	$—	$(70,894)	$(64,887)
Nontaxable income of NNN	—	69,651	63,353
State taxes, net of federal benefit	—	(141)	(196)
Amortization of built-in gain tax	—	—	372
Expiration of built-in gain tax	—	316	1,792
Other	55	—	(58)
Built-in gain tax liability (1)	22	(197)	—
TRS Revocation Election (1)	—	(4,363)	—
Valuation allowance increase (1)	(77)	(5,047)	(619)
Total tax expense	$—	$(10,675)	$(243)
(1) The change for the year ended December 31, 2015, is due to TRS Revocation Election.
FASB prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
NNN has had no unrecognized tax benefits during any of the years presented. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses. The periods that remain open under federal statute are 2013 through 2016. NNN also files in many states with varying open years under statute.

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
NNN’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, NNN primarily uses treasury locks, forward swaps and interest rate swaps as part of its cash flow hedging strategy. Treasury locks and forward starting swaps are used to hedge forecasted debt issuances. Treasury locks designated as cash flow hedges lock in the yield/price of a treasury security. Forward swaps also lock the associated swap spread. Interest rate swaps designated as cash flow hedges are used to hedge the variable cash flows associated with floating rate debt and involve the receipt or payment of variable rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.
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
When hedge accounting is discontinued, NNN recognizes any changes in its fair value in earnings and continues to carry the derivative on the balance sheet or may choose to settle the derivative at that time with a cash payment or receipt.
The following table outlines NNN's derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated	Fair Value Deferred In Other Comprehensive Income(1)
September 2007	Two treasury locks	$100,000	$3,260	$3,228
June 2011	Two treasury locks	150,000	5,300	5,218
April 2013	Four forward starting swaps	240,000	3,156	3,141
May 2014	Three forward starting swaps	225,000	6,312	6,312
October 2015	Four forward starting swaps	300,000	13,369	13,369
December 2016	Two forward starting swaps	180,000	(13,352)	(13,345)
(1) The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
As of December 31, 2016, $8,899,000 remains in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the years ended December 31, 2016, 2015 and 2014, NNN reclassified $2,802,000, $1,902,000 and $1,129,000 out of other comprehensive income as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $1,746,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2016.

Note 13 – Performance Incentive Plan:
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

There were no stock options outstanding or exercisable at December 31, 2016.

Pursuant to the 2007 Plan, NNN has granted and issued shares of restricted stock to certain officers and key associates of NNN. The following summarizes the restricted stock activity for the year ended December 31, 2016:

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	896,667	$35.13
Restricted shares granted	269,448	44.70
Restricted shares vested	(247,106)	33.33
Restricted shares forfeited	(38,138)	33.93
Restricted shares repurchased	(9,153)	28.94
Non-vested restricted shares, December 31	871,718	$38.88
Compensation expense for the restricted stock which is not contingent upon NNN’s performance goals is determined based upon the fair value at the date of grant and is recognized as the greater of the amount amortized over a straight lined basis or the amount vested over the vesting periods. Vesting periods for officers and key associates of NNN range from three to five years and generally vest annually. NNN recognizes compensation expense on a straight-line basis for awards with only service conditions.
During the years ended December 31, 2016 and 2015, NNN granted 142,199 and 145,916, respectively, performance based shares subject to its total stockholder return growth after a three years period relative to its peers. The shares were granted to certain executive officers and had weighted average grant price of $44.70 and $41.00, respectively, per share. Once the performance criteria are met and the actual number of shares earned is determined, the shares vest immediately. For the 2016 and 2015 grants, the conditions are based on market conditions, and the fair value was determined at the grant date (for a fair value share price of $34.60 and $22.72, respectively). Compensation expense is recognized over the requisite service period for both grants.
The following summarizes other grants made during the year ended December 31, 2016, pursuant to the 2007 Plan.

	Shares	Weighted Average Share Price
Other share grants under the 2007 Plan:
Directors’ fees	16,125	$45.27
Deferred directors’ fees	17,565	45.60
	33,690	$45.44
Shares available under the 2007 Plan for grant, end of period	3,088,970

The total compensation expense for share-based payments for the years ended December 31, 2016, 2015 and 2014 totaled $10,758,000, $9,671,000 and $9,224,000, respectively. At December 31, 2016, NNN had $13,398,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2007 Plan. This cost is expected to be recognized over a weighted average period of 2.4 years. In addition, NNN recognized no performance based long-term incentive cash compensation expense for the years ended December 31, 2016, 2015 and 2014.

Note 14 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages and notes receivable and mortgages payable at December 31, 2016 and 2015, approximate fair value based upon current market prices of comparable instruments (Level 3). At December 31, 2016 and 2015, the carrying value and fair value of NNN’s notes payable net of unamortized discount and excluding debt costs, was $2,367,102,000 and $2,007,242,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's debt is publicly traded.

Note 15 – Quarterly Financial Data (unaudited):
The following table outlines NNN’s quarterly financial data (dollars in thousands, except per share data):

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues as originally reported	$126,999	$130,998	$134,558	$141,261
Net earnings attributable to NNN’s stockholders	$70,683	$51,942	$50,784	$66,092
Net earnings per share(1):
Basic	$0.44	$0.30	$0.29	$0.37
Diluted	0.44	0.30	0.28	0.37
2015
Revenues as originally reported	$116,187	$117,208	$123,143	$126,377
Net earnings attributable to NNN’s stockholders	$53,978	$46,188	$55,198	$42,471
Net earnings per share(1):
Basic	$0.34	$0.28	$0.34	$0.24
Diluted	0.34	0.28	0.34	0.24

(1)	Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount.

Note 16 – Segment Information:

For the years ended December 31, 2016, 2015 and 2014, NNN’s operations are reported within one business segment in the consolidated financial statements and all properties are part of the Properties or Property Portfolio.

Note 17 – Fair Value Measurements:
As of December 31, 2016, NNN holds the Residuals from two loan securitizations. Each of the Residuals is recorded at estimated fair value. Unrealized gains and losses are reported as other comprehensive income in stockholders' equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment.

NNN values its Residuals using a discounted cash flow analysis based upon estimated prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a rollforward of the Residuals during the year ended December 31, 2016 (dollars in thousands):

Balance at beginning of year	$11,115
Total gains (losses) – realized/unrealized:
Included in earnings	(6,983)
Included in other comprehensive income	(4,454)
Interest income on Residuals	1,677
Cash received from Residuals	(1,319)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of year	$36
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$4,272

Note 18 – Major Tenants:
As of December 31, 2016, NNN had no tenants that accounted for ten percent or more of its rental and earned income.

Note 19 – Commitments and Contingencies:
A summary of NNN's commitments are included in Note 2 – Real Estate.
In the ordinary course of its business, NNN is a party to various other legal actions which management believes are routine in nature and incidental to the operation of the business of NNN. Management does not believe that any of these proceedings are material to NNN's consolidated financial statements.

Note 20 – Subsequent Events:
NNN reviewed all subsequent events and transactions that have occurred after December 31, 2016, the date of the consolidated balance sheet.
In January 2017, NNN announced the redemption of all outstanding depositary shares representing interests in its 6.625% Series D Preferred Stock. The depositary shares will be redeemed on February 23, 2017 at $25.00 per depositary share, plus all accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.3128472 per depositary share. NNN will record a preferred stock redemption charge of $9,855,000, which is the excess carrying amount of preferred stock to be redeemed over the cash to be paid to redeem the Series D Preferred Stock. After the redemption date, dividends on the depositary shares representing interests in the Series D Preferred Stock will cease to accrue.
In February 2017, the Company entered into one forward starting swap with a total notional amount of $125,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward starting swap was designated as a cash flow hedge.
There were no other reportable subsequent events or transactions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.
NNN carried out an assessment as of December 31, 2016, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Rules adopted by the Securities and Exchange Commission (the “Commission”) require NNN to present the conclusions of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer about the effectiveness of NNN’s disclosure controls and procedures and the conclusions of NNN’s management about the effectiveness of NNN’s internal control over financial reporting as of the end of the period covered by this annual report.
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
Disclosure Controls and Procedures and Internal Control over Financial Reporting.  Disclosure controls and procedures are designed with the objective of providing reasonable assurance that information required to be disclosed in NNN’s reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are also designed with the objective of providing reasonable assurance that such information is accumulated and communicated to NNN’s management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal control over financial reporting is a process designed by, or under the supervision of, NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and affected by NNN’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Scope of the Assessments.  The assessment by NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of NNN’s disclosure controls and procedures and the assessment by NNN’s management, including NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of NNN’s internal control over financial reporting included a review of procedures and discussions with NNN’s management and others at NNN. In the course of the assessments, NNN sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.
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
Assessment of Effectiveness of Disclosure Controls and Procedures.
Based upon the assessments, NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of December 31, 2016, NNN’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting.
Management, including NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework to assess the effectiveness of NNN’s internal control over financial reporting. Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, NNN’s internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm.
Ernst & Young LLP, NNN’s independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and in connection therewith has issued an attestation report on NNN’s effectiveness of internal control over financial reporting as of December 31, 2016, which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2016, there were no changes in NNN’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, NNN’s internal control over financial reporting.
Limitations on the Effectiveness of Controls.
Management, including NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, do not expect that NNN’s disclosure controls and procedures or NNN’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within NNN have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the sections thereof captioned “Proposal I: Election of Directors – Director Compensation,” “Executive Compensation” and “Compensation Committee Report”, and such information is incorporated herein by reference.

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
Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the section thereof captioned “Audit Committee Report” and “Proposal V: Ratification of Ernst & Young LLP as the Independent Registered Public Accounting Firm”, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		The following documents are filed as part of this report

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	38

		Consolidated Balance Sheets as of December 31, 2016 and 2015	40

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	41

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014	43

		Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	46

		Notes to Consolidated Financial Statements	48

	(2)	Financial Statement Schedules

		Schedule III – Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2016

		Schedule IV – Mortgage Loans on Real Estate and Notes as of December 31, 2016

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

3.4
Articles Supplementary Establishing and Fixing the Rights and Preferences of 5.20% Series F Cumulative Preferred Stock, par value $0.01 per share, dated October 7, 2016 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-A dated October 11, 2016, incorporated herein by reference).

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

3.7
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

4.1
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

4.19
Specimen certificate representing the 5.20% Series F Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 11, 2016 and incorporated herein by reference).

4.20
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 11, 2016 and incorporated herein by reference).

4.21
Form of Fifteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.60% Notes due 2026 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.22
Form of 3.60% Notes due 2026 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

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

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Registered Public Accounting Firm

	23.1	Ernst & Young LLP dated February 13, 2017 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).
101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2016, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February, 2017.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints each of Craig Macnab, Kevin B. Habicht and Michelle L. Miller as his or her attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Craig Macnab	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 13, 2017
Craig Macnab

/s/ Robert C. Legler	Lead Director	February 13, 2017
Robert C. Legler

/s/ Pamela K. Beall	Director	February 13, 2017
Pamela K. Beall

/s/ Steven D. Cosler	Director	February 13, 2017
Steven D. Cosler

/s/ Don DeFosset	Director	February 13, 2017
Don DeFosset

/s/ David M. Fick	Director	February 13, 2017
David M. Fick

/s/ Edward J. Fritsch	Director	February 13, 2017
Edward J. Fritsch

/s/ Sam L. Susser	Director	February 13, 2017
Sam L. Susser

/s/ Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial Officer), Executive Vice President, Assistant Secretary and Treasurer	February 13, 2017
Kevin B. Habicht

/s/ Michelle L. Miller	Chief Accounting Officer (Principal Accounting Officer) and Executive Vice President	February 13, 2017
Michelle L. Miller

Exhibit Index

3.	Articles of Incorporation and Bylaws

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

3.4
Articles Supplementary Establishing and Fixing the Rights and Preferences of 5.20% Series F Cumulative Preferred Stock, par value $0.01 per share, dated October 7, 2016 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-A dated October 11, 2016, incorporated herein by reference).

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

3.7
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

4.19
Specimen certificate representing the 5.20% Series F Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 11, 2016 and incorporated herein by reference).

4.20
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 11, 2016 and incorporated herein by reference).

4.21
Form of Fifteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.60% Notes due 2026 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.22
Form of 3.60% Notes due 2026 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

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

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Registered Public Accounting Firm

	23.1	Ernst & Young LLP dated February 13, 2017 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2016, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2016
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
7-Eleven:
Tampa, FL	$—	$1,081	$917	$—	$—	$1,070	$917	$1,987	$408	1999	12/98	(g)	40
Austin, TX	—	1,101	2,987	—	—	1,101	2,987	4,088	437	2006	11/11		35
Austin, TX	—	900	3,571	—	—	900	3,571	4,471	523	2004	11/11		35
Austin, TX	—	259	1,361	—	—	259	1,361	1,620	279	1985	11/11		25
Beaumont, TX	—	115	1,543	—	—	115	1,543	1,658	264	1996	11/11		30
Beaumont, TX	—	124	2,968	—	—	124	2,968	3,092	507	1996	11/11		30
Beaumont, TX	—	239	2,031	—	—	239	2,031	2,270	297	2002	11/11		35
Bloomington, TX	—	38	3,093	—	—	38	3,093	3,131	634	1985	11/11		25
Bryan, TX	—	479	3,561	—	—	479	3,561	4,040	608	2000	11/11		30
Canyon Lake, TX	—	144	1,830	—	—	144	1,830	1,974	375	1977	11/11		25
Cedar Park, TX	—	833	1,705	—	—	833	1,705	2,538	250	2002	11/11		35
College Station, TX	—	393	3,342	—	—	393	3,342	3,735	571	2000	11/11		30
Corpus Christi, TX	—	412	2,356	—	—	412	2,356	2,768	402	1999	11/11		30
Corpus Christi, TX	—	450	1,370	—	—	450	1,370	1,820	234	1996	11/11		30
Corpus Christi, TX	—	383	3,093	—	—	383	3,093	3,476	453	2006	11/11		35
Corpus Christi, TX	—	661	2,624	—	—	661	2,624	3,285	448	1999	11/11		30
Edinburg, TX	—	431	2,193	—	—	431	2,193	2,624	375	1999	11/11		30
Edna, TX	—	67	1,897	—	—	67	1,897	1,964	389	1976	11/11		25
Harlingen, TX	—	230	2,356	—	—	230	2,356	2,586	402	2000	11/11		30
Kingsland, TX	—	153	2,691	—	—	153	2,691	2,844	552	1972	11/11		25
Kingsville, TX	—	163	1,485	—	—	163	1,485	1,648	305	1990	11/11		25
Laredo, TX	—	938	5,829	—	—	938	5,829	6,767	996	1995	11/11		30
Laredo, TX	—	441	1,935	—	—	441	1,935	2,376	283	2002	11/11		35
Laredo, TX	—	335	2,509	—	—	335	2,509	2,844	429	1999	11/11		30
Laredo, TX	—	412	1,476	—	—	412	1,476	1,888	252	2001	11/11		30
Laredo, TX	—	421	3,016	—	—	421	3,016	3,437	515	1998	11/11		30
Mercedes, TX	—	556	1,523	—	—	556	1,523	2,079	260	1998	11/11		30
Palacios, TX	—	29	1,667	—	—	29	1,667	1,696	342	1984	11/11		25
Pflugerville, TX	—	996	2,336	—	—	996	2,336	3,332	342	2002	11/11		35
Portland, TX	—	488	4,710	—	—	488	4,710	5,198	805	1999	11/11		30
Rio Bravo, TX	—	355	1,351	—	—	355	1,351	1,706	198	2002	11/11		35
Rockport, TX	—	660	4,269	—	—	660	4,269	4,929	625	2008	11/11		35
Round Rock, TX	—	661	1,140	—	—	661	1,140	1,801	195	2000	11/11		30
San Antonio, TX	—	441	1,313	—	—	441	1,313	1,754	224	1999	11/11		30
San Juan, TX	—	565	1,179	—	—	565	1,179	1,744	201	1999	11/11		30
Victoria, TX	—	259	2,346	—	—	259	2,346	2,605	401	1984	11/11		30
Victoria, TX	—	431	2,298	—	—	431	2,298	2,729	393	1986	11/11		30
West Orange, TX	—	220	2,088	—	—	220	2,088	2,308	357	1993	11/11		30
Winnie, TX	—	115	4,566	—	—	115	4,566	4,681	669	2002	11/11		35
Austin, TX	—	612	2,775	—	—	612	2,775	3,387	466	1999	12/11		30
Austin, TX	—	488	2,163	—	—	488	2,163	2,651	363	2000	12/11		30
Austin, TX	—	938	1,436	—	—	938	1,436	2,374	241	1998	12/11		30
Austin, TX	—	756	2,870	—	—	756	2,870	3,626	482	1999	12/11		30
Austin, TX	—	775	4,677	—	—	775	4,677	5,452	786	1996	12/11		30
Austin, TX	—	880	1,790	—	—	880	1,790	2,670	301	1998	12/11		30
Austin, TX	—	861	3,004	—	—	861	3,004	3,865	505	2001	12/11		30
Austin, TX	—	1,215	4,524	—	—	1,215	4,524	5,739	652	2004	12/11		35
Austin, TX	—	612	3,061	—	—	612	3,061	3,673	514	1999	12/11		30
Austin, TX	—	689	1,732	—	—	689	1,732	2,421	291	1999	12/11		30
Austin, TX	—	679	1,905	—	—	679	1,905	2,584	320	1999	12/11		30
Cedar Park, TX	—	536	1,914	—	—	536	1,914	2,450	322	1999	12/11		30
San Antonio, TX	—	411	2,555	—	—	411	2,555	2,966	429	1999	12/11		30
San Antonio, TX	—	766	1,474	—	—	766	1,474	2,240	248	1999	12/11		30
San Antonio, TX	—	899	2,593	—	—	899	2,593	3,492	373	2002	12/11		35
San Antonio, TX	—	909	1,359	—	—	909	1,359	2,268	228	1999	12/11		30
San Antonio, TX	—	985	3,253	—	—	985	3,253	4,238	547	1999	12/11		30
San Antonio, TX	—	469	2,727	—	—	469	2,727	3,196	458	1998	12/11		30
San Antonio, TX	—	919	2,344	—	—	919	2,344	3,263	338	2002	12/11		35
San Antonio, TX	—	631	2,851	—	—	631	2,851	3,482	479	1999	12/11		30
San Antonio, TX	—	517	2,670	—	—	517	2,670	3,187	449	1999	12/11		30
San Antonio, TX	—	947	2,535	—	—	947	2,535	3,482	426	1999	12/11		30
San Antonio, TX	—	603	2,048	—	—	603	2,048	2,651	344	1999	12/11		30
San Antonio, TX	—	632	1,991	—	—	632	1,991	2,623	335	2001	12/11		30
San Antonio, TX	—	679	2,937	—	—	679	2,937	3,616	494	1999	12/11		30
San Antonio, TX	—	545	3,148	—	—	545	3,148	3,693	529	1999	12/11		30
San Antonio, TX	—	412	2,010	—	—	412	2,010	2,422	338	1999	12/11		30
Universal City, TX	—	699	1,675	—	—	699	1,675	2,374	281	2001	12/11		30
Belpre, OH	—	408	759	—	—	408	759	1,167	75	1990	07/14		25
Charleston, WV	—	689	974	—	—	689	974	1,663	80	1970	07/14		30
Charleston, WV	—	549	729	—	—	549	729	1,278	60	1995	07/14		30
Clarksburg, WV	—	390	613	—	—	390	613	1,003	60	1978	07/14		25
Mannington, WV	—	218	745	—	—	218	745	963	61	1996	07/14		30
N. Belle Vernon, PA	—	438	1,165	—	—	438	1,165	1,603	115	1996	07/14		25
New Castle, PA	—	292	617	—	—	292	617	909	51	1983	07/14		30
Parkersburg, WV	—	298	782	—	—	298	782	1,080	77	1988	07/14		25
Parkersburg, WV	—	422	739	—	—	422	739	1,161	61	1985	07/14		30
Weston, WV	—	114	583	—	—	114	583	697	48	1995	07/14		30

Aaron's:
Memphis, TN	—	820	—	2,598	—	820	2,598	3,418	1,177	1998	12/97	(g)	40

Academy:
Franklin, TN	—	1,807	2,108	—	—	1,589	2,108	3,697	811	1999	06/05		30

Ace Hardware and Lighting:
Bourbonnais, IL	—	298	1,329	—	—	298	1,329	1,627	549	1997	11/98		37

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Advance Auto Parts:
Miami, FL	—	867	—	1,035	—	867	1,035	1,902	299	2005	12/04	(g)	40
Richmond, VA	—	193	1,268	—	—	193	1,268	1,461	122	2008	02/14		30

Adventure Landing:
Jacksonville Beach, FL	—	3,615	5,636	—	—	3,615	5,636	9,251	1,861	1995	04/11		30
Jacksonville, FL	—	721	861	—	—	721	861	1,582	407	1983	04/11		25
Raleigh, NC	—	1,841	3,124	—	—	1,841	3,124	4,965	992	1989	04/11		25
St. Augustine, FL	—	797	289	—	—	797	289	1,086	200	1999	04/11		30
Tonawanda, NY	—	205	927	—	—	205	927	1,132	429	1991	04/11		25

Affordable Care:
Asheville, NC	—	467	576	—	—	467	576	1,043	47	2005	07/14		30
Conover, NC	—	187	623	—	—	187	623	810	51	2002	07/14		30
Poland, OH	—	231	650	—	—	231	650	881	64	2001	07/14		25
Wilmington, NC	—	398	565	—	—	398	565	963	46	2002	07/14		30

Ajuua Mexican Restaurant:
Aurora, CO	—	1,168	1,105	22	—	1,168	1,127	2,295	426	2000	06/05		30

Aldi:
Cutler Bay, FL	—	989	1,479	205	—	989	1,684	2,673	800	1995	06/96		40

All Star Sports:
Wichita, KS	—	3,275	1,631	167	—	3,275	1,798	5,073	413	1988	05/07		40
Wichita, KS	—	1,551	965	152	—	1,551	1,117	2,668	251	1987	05/07		40

Amazing Jake's:
Plano, TX	—	5,705	17,049	18	—	5,705	17,067	22,772	4,123	1982	07/08		35

AMC Theatre:
Bloomington, IN	—	2,338	4,000	—	—	2,338	4,000	6,338	1,487	1987	09/07		25
Brighton, CO	—	1,070	5,491	1,500	—	1,070	6,991	8,061	1,286	2005	09/07		40
Castle Rock, CO	—	2,905	5,002	—	—	2,905	5,002	7,907	1,162	2005	09/07		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Evansville, IN	—	1,300	4,269	3,400	—	1,300	7,669	8,969	1,160	1999	09/07		35
Galesburg, IL	—	1,205	2,441	—	—	1,205	2,441	3,646	567	2003	09/07		40
Machesney Park, IL	—	3,018	8,770	—	—	3,018	8,770	11,788	2,037	2005	09/07		40
Michigan City, IN	—	1,996	8,422	—	—	1,996	8,422	10,418	1,956	2005	09/07		40
Muncie, IN	—	1,243	5,512	—	—	1,243	5,512	6,755	1,280	2005	09/07		40
Naperville, IL	—	6,141	11,624	—	—	6,141	11,624	17,765	2,700	2006	09/07		40
New Lenox, IL	—	6,778	10,980	—	—	6,778	10,980	17,758	2,551	2004	09/07		40
Chicago, IL	—	7,257	10,955	—	—	7,257	10,955	18,212	2,453	2007	01/08		40
Johnson Creek, WI	—	1,433	3,932	—	—	1,433	3,932	5,365	1,006	1997	01/08		35
Lake Delton, WI	—	2,063	8,366	—	—	2,063	8,366	10,429	2,141	1999	01/08		35
Quincy, IL	—	1,297	2,850	—	—	1,297	2,850	4,147	729	1982	01/08		35
Schererville, IN	—	6,619	14,225	—	—	6,619	14,225	20,844	4,248	1996	01/08		30
West Jordan, UT	—	3,302	245	3,117	—	3,302	3,362	6,664	98	2015	05/15	(m)	30

American Auto Auction:
El Paso, TX	—	2,858	1,133	—	—	2,858	1,133	3,991	25	1987	06/16		25
Jenison, MI	—	1,334	3,513	—	—	1,334	3,513	4,847	29	1984	10/16		25
Lubbock, TX	—	301	1,507	—	—	301	1,507	1,808	8	1980	11/16		25

American Family Care:
Mobile, AL	—	843	562	348	—	843	910	1,753	269	1997	12/01		40
Alcoa, TN	—	1,221	—	1,730	—	1,221	1,730	2,951	142	2013	12/12	(m)	40
Cullman, AL	—	541	—	1,517	—	541	1,517	2,058	122	2013	12/12	(m)	40
Decatur, AL	—	460	1,283	—	—	460	1,283	1,743	148	2010	12/12		35
Nashville, TN	—	377	—	1,403	—	377	1,403	1,780	107	2013	12/12	(m)	40
Pace, FL	—	738	—	1,459	—	738	1,459	2,197	117	2013	12/12	(m)	40
Woodstock, GA	—	563	—	1,653	—	563	1,653	2,216	119	2014	12/12	(m)	40
Fairhope, AL	—	(l)	1,929	—	—	(l)	1,929	1,929	187	2012	02/13		40
Dothan, AL	—	667	—	1,400	—	667	1,400	2,067	115	2013	02/13	(m)	40
Auburn, AL	—	663	—	1,835	—	663	1,835	2,498	140	2013	03/13	(m)	40
Milton, GA	—	577	1,526	—	—	577	1,526	2,103	145	2012	03/13		40
Roswell, GA	—	814	—	1,851	—	816	1,851	2,667	110	2014	04/13	(m)	40
Marietta, GA	—	432	—	1,846	—	432	1,846	2,278	133	2014	04/13	(m)	40
Mt. Juliet, TN	—	875	1,566	—	—	875	1,566	2,441	135	2013	07/13		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Chattanooga, TN	—	469	—	1,626	—	469	1,626	2,095	117	2014	07/13	(m)	40
Columbus, GA	—	550	—	1,520	—	550	1,520	2,070	109	2014	07/13	(m)	40
Birmingham, AL	—	445	—	1,640	—	445	1,640	2,085	121	2005	08/13	(o)	40
Hendersonville, TN	—	660	1,640	—	—	660	1,640	2,300	128	2013	11/13		40
Calera, AL	—	606	—	1,673	—	606	1,673	2,279	103	2014	12/13	(m)	40
Spring Hill, TN	—	589	—	1,718	—	589	1,718	2,307	95	2014	02/14	(m)	40
Athens, AL	—	497	—	1,834	—	497	1,834	2,331	94	2014	03/14	(m)	40
Panama City Beach, FL	—	995	—	1,745	—	995	1,745	2,740	93	2014	04/14	(m)	40
Gadsden, AL	—	527	—	1,565	—	527	1,565	2,092	80	2014	05/14		40
Knoxville, TN	—	2,021	—	2,014	—	2,021	2,014	4,035	70	2015	08/14	(m)	40
Fort Oglethorpe, GA	—	736	—	1,832	—	736	1,832	2,568	74	2015	08/14	(m)	40
Enterprise, AL	—	570	—	1,703	—	570	1,703	2,273	51	2015	01/15	(m)	40

American Freight:
Glen Allen, VA	—	889	1,948	—	—	889	1,948	2,837	1,003	1996	05/96		40

American Retail Service:
Lincoln City, OR	—	1,099	1,560	—	—	1,099	1,560	2,659	252	1973	12/12		25
Salem, OR	—	433	1,627	735	—	433	2,362	2,795	277	1999	12/12	(o)	40
Yuma, AZ	—	1,118	1,878	—	—	1,118	1,878	2,996	304	1987	12/12		25

Amoco:
Miami, FL	—	969	—	—	—	969	(i)	969	(i)	(i)	05/03		(i)
Sunrise, FL	—	949	—	—	—	949	(i)	949	(i)	(i)	06/03		(i)
Deerfield Beach, FL	—	770	274	26	—	770	300	1,070	79	1980	12/05		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Amscot:
Tampa, FL	—	1,160	352	—	—	1,160	352	1,512	99	1981	10/05		40
Orlando, FL	—	764	—	891	—	764	891	1,655	234	2006	12/05		40
Orlando, FL	—	664	1,011	—	—	664	983	1,647	254	2006	12/05	(g)	40
Orlando, FL	—	358	—	900	—	358	900	1,258	238	2006	02/06	(g)	40
Orlando, FL	—	546	—	872	—	546	872	1,418	234	2006	02/06	(g)	40
Clearwater, FL	—	456	332	—	—	456	332	788	85	1967	09/06		40

Applebee's:
Ballwin, MO	—	1,496	1,404	—	—	1,496	1,404	2,900	528	1995	12/01		40
Cincinnati, OH	—	312	898	—	—	312	898	1,210	191	2002	08/10		30
Crestview Hills, KY	—	1,069	1,367	—	—	1,069	1,367	2,436	349	1993	08/10		25
Danville, KY	—	641	1,645	—	—	641	1,645	2,286	349	2003	08/10		30
Florence, KY	—	1,075	1,488	—	—	1,075	1,488	2,563	379	1988	08/10		25
Frankfort, KY	—	862	1,610	—	—	862	1,610	2,472	342	1993	08/10		30
Georgetown, KY	—	809	1,437	—	—	809	1,437	2,246	305	2001	08/10		30
Hilliard, OH	—	808	1,846	—	—	808	1,846	2,654	392	1998	08/10		30
Mason, OH	—	545	941	—	—	545	941	1,486	200	1997	08/10		30
Maysville, KY	—	513	1,387	—	—	513	1,387	1,900	253	2005	08/10		35
Nicholasville, KY	—	454	1,077	—	—	454	1,077	1,531	229	2000	08/10		30
Troy, OH	—	645	862	—	—	645	862	1,507	220	1996	08/10		25
Grove City, OH	—	511	1,415	—	—	511	1,415	1,926	293	1990	10/10		30
Kettering, OH	—	359	1,043	—	—	359	1,043	1,402	185	2005	10/10		35
Mesa, AZ	—	748	1,734	—	—	748	1,734	2,482	359	1998	10/10		30
Mt. Sterling, KY	—	510	1,392	—	—	510	1,392	1,902	247	2000	10/10		35
Phoenix, AZ	—	781	1,456	—	—	781	1,456	2,237	301	1995	10/10		30
Phoenix, AZ	—	458	1,099	—	—	458	1,099	1,557	195	2004	10/10		35
Angola, IN	—	478	1,533	—	—	478	1,533	2,011	108	2002	07/14		35

Arby's:
Colorado Springs, CO	—	206	534	—	—	206	534	740	201	1998	12/01		40
Thomson, GA	—	268	504	—	—	268	504	772	189	1997	12/01		40
Washington Courthouse, OH	—	157	546	—	—	157	546	703	205	1998	12/01		40
Whitmore Lake, MI	—	171	469	—	—	171	469	640	176	1993	12/01		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Indianapolis, IN	—	285	686	—	—	285	686	971	56	1998	07/14		30
Indianapolis, IN	—	456	830	—	—	456	830	1,286	58	2005	07/14		35
Madison, GA	—	242	697	—	—	242	697	939	52	1985	02/15		25
Muncie, IN	—	400	876	—	—	400	876	1,276	52	1995	03/15		30
Gordonsville, TN	—	408	1,077	—	—	408	1,077	1,485	37	2009	12/15		30

ARCO ampm:
Casa Grande, AZ	—	2,340	1,894	83	—	2,340	1,905	4,245	477	1993	05/08		35
Gilbert, AZ	—	1,317	1,304	85	—	1,166	1,325	2,491	341	1996	05/08		35
Globe, AZ	—	762	2,148	114	—	762	2,180	2,942	559	1998	05/08		35
Mesa, AZ	—	1,332	1,367	92	—	1,156	1,385	2,541	410	1986	05/08		30
Mesa, AZ	—	2,219	2,140	89	—	2,219	2,170	4,389	489	2000	05/08		40
Prescott, AZ	—	1,266	1,261	118	—	1,266	1,294	2,560	342	1997	05/08		35
Scottsdale, AZ	—	1,529	1,373	240	—	1,529	1,451	2,980	412	1999	05/08		35
Sedona, AZ	—	1,281	1,324	107	—	1,281	1,345	2,626	305	2000	05/08		40
Tucson, AZ	—	1,105	1,336	111	—	1,105	1,358	2,463	350	1992	05/08		35
Tucson, AZ	—	1,083	1,599	86	—	1,083	1,620	2,703	414	1992	05/08		35
Tucson, AZ	—	1,457	1,619	125	—	1,457	1,651	3,108	429	1995	05/08		35
Tucson, AZ	—	1,223	1,911	102	—	1,223	1,932	3,155	491	1996	05/08		35
Soldotna, AK	—	180	891	—	—	180	891	1,071	88	1985	07/14		25

Ashley Furniture:
Altamonte Springs, FL	—	2,906	4,877	315	—	2,906	5,192	8,098	2,481	1997	09/97		40
Florissant, MO	—	896	1,057	3,058	—	899	4,113	5,012	762	1996	04/03	(g)	40
Louisville, KY	—	1,667	4,989	—	—	1,667	4,989	6,656	1,471	2005	03/05		40

At Home:
Douglasville, GA	—	1,588	3,916	—	—	1,588	3,916	5,504	889	1987	06/12		20
Humble, TX	—	3,559	5,046	—	—	3,559	5,046	8,605	917	2001	06/12		25
Noblesville, IN	—	1,870	4,241	—	—	1,870	4,241	6,111	963	1995	06/12		20
Sandston, VA	—	1,972	6,599	—	—	1,972	6,599	8,571	1,199	1996	06/12		25
Greensboro, NC	—	2,121	6,460	—	—	2,121	6,460	8,581	870	1998	12/12		30
Greenville, SC	—	1,892	5,404	—	—	1,727	5,404	7,131	513	1996	08/14		25
Hilliard, OH	—	1,747	4,642	—	—	1,836	4,514	6,350	399	1994	10/14		25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
San Antonio, TX	—	3,818	5,922	—	—	3,818	5,922	9,740	304	1999	06/15		30

AT&T:
Cincinnati, OH	—	297	443	347	—	312	775	1,087	273	1999	06/98		40

Auto Solution:
Albuquerque, NM	—	1,113	—	1,443	—	1,113	1,443	2,556	410	2005	04/04	(f)	40

AutoZone:
Homestead, PA	—	500	—	105	—	605	(i)	605	(i)	(i)	02/97		(i)

Babies R Us:
Arlington, TX	—	831	2,612	—	—	831	2,612	3,443	1,339	1996	06/96		40

Bandana's BBQ:
St. Peters, MO	—	318	640	—	—	318	640	958	48	1981	02/15		25

BankUnited:
Orlando, FL	—	257	287	—	—	257	72	329	13	1988	07/92		30

Bar Louie:
Rochester, NY	—	792	1,535	204	—	792	1,739	2,531	372	1995	06/07		40

Barnes & Noble:
Brandon, FL	—	1,476	1,527	—	—	1,476	1,527	3,003	839	1995	08/94	(f)	40
Glendale, CO	—	3,245	2,722	—	—	3,245	2,722	5,967	1,514	1994	09/94		40
Houston, TX	—	3,308	2,396	—	—	3,308	2,396	5,704	1,273	1995	10/94	(f)	40
Plantation, FL	—	3,616	3,498	—	—	3,616	960	4,576	103	1996	05/95	(f)	30
Freehold, NJ (n)	—	2,917	2,261	—	—	2,917	2,261	5,178	1,182	1995	01/96		40
Dayton, OH	—	1,413	3,325	—	—	1,413	3,325	4,738	1,614	1996	05/97		40
Redding, CA	—	497	1,626	—	—	497	1,626	2,123	794	1997	06/97		40
Memphis, TN	—	1,574	2,242	—	—	1,574	2,242	3,816	724	1997	09/97		40
Marlton, NJ	—	2,831	4,319	—	—	2,709	4,319	7,028	1,957	1995	11/98		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Batteries Plus Bulbs:
Sunrise, FL	—	287	424	41	—	287	465	752	136	1979	05/04		40

Bealls:
Sarasota, FL	—	1,078	1,795	—	—	1,078	1,795	2,873	607	1996	09/97		40

Beautiful America Dry Cleaners:
Orlando, FL	—	40	111	—	—	40	111	151	36	2001	02/04		40

Bed Bath & Beyond:
Glen Allen, VA	—	1,184	2,843	179	—	1,184	3,021	4,205	1,073	1997	06/98		40
Glendale, AZ	—	1,082	—	2,758	—	1,082	2,758	3,840	1,204	1999	12/98	(g)	40
Midland, MI	—	231	—	2,705	—	231	2,705	2,936	685	2006	07/03		40
Colonie, NY	—	3,119	4,130	—	—	3,119	4,130	7,249	327	1967	08/14		30

BedMart:
Portland, OR	—	283	60	—	—	294	—	294	(e)	(e)	09/06		(e)

Best Buy:
Brandon, FL	—	2,985	2,772	—	—	2,985	2,772	5,757	1,377	1996	02/97		40
Cuyahoga Falls, OH	—	3,709	2,359	—	—	3,709	2,359	6,068	1,153	1970	06/97		40
Rockville, MD	—	6,233	3,419	—	—	6,233	3,419	9,652	1,663	1995	07/97		40
Fairfax, VA	—	3,052	3,218	—	—	3,052	3,218	6,270	1,559	1995	08/97		40
St. Petersburg, FL	—	4,032	2,611	—	—	4,032	2,611	6,643	1,088	1997	09/97		35
North Fayette, PA	—	2,331	2,293	—	—	2,331	2,293	4,624	1,063	1997	06/98		40
Denver, CO	—	8,882	4,373	—	—	8,882	4,373	13,255	1,699	1991	06/01		40
Albuquerque, NM	—	2,157	3,132	—	—	2,157	3,132	5,289	663	1992	09/11		25
Arlington, TX	—	1,372	3,890	—	—	1,372	3,890	5,262	823	1991	09/11		25
Beaumont, TX	—	614	2,177	—	—	614	2,177	2,791	576	1992	09/11		20
Dallas, TX (n)	—	906	—	—	—	906	—	906	(e)	(e)	09/11		(e)
Fort Collins, CO	—	2,054	3,346	—	—	2,054	3,346	5,400	708	1992	09/11		25
Fort Worth, TX	—	687	2,177	—	—	687	2,177	2,864	384	1992	09/11		30
Houston, TX	—	1,409	3,095	—	—	1,409	3,095	4,504	546	1992	09/11		30
Matteson, IL	—	384	2,089	—	—	384	2,089	2,473	553	1992	09/11		20
Nashua, NH	—	1,028	7,052	—	—	1,028	7,052	8,080	1,244	1999	09/11		30
North Attleborough, MA	—	2,761	4,165	—	—	2,761	4,165	6,926	735	1999	09/11		30
Schaumburg, IL	—	3,170	4,784	—	—	3,170	4,784	7,954	1,266	1965	09/11		20
Virginia Beach, VA	—	3,140	4,276	—	—	3,140	4,276	7,416	754	1999	09/11		30

Big Lots:
Dover, NJ	—	1,138	3,238	732	—	1,138	3,970	5,108	1,594	1995	11/98		40

BJ's Wholesale Club:
Orlando, FL	—	3,271	8,627	367	—	3,265	8,976	12,241	2,870	2001	02/04		40
Fairfax, VA	—	6,792	14,941	—	—	6,792	14,941	21,733	2,636	1992	09/11		30
Hamilton, NJ	—	3,166	29,373	—	—	3,166	29,373	32,539	4,441	2002	09/11		35
Hialeah, FL	—	4,792	14,067	—	—	4,792	14,067	18,859	2,481	2000	09/11		30
Roxbury, NJ	—	3,040	16,168	—	—	3,040	16,168	19,208	3,422	1993	09/11		25
W. Hartford, CT	—	2,846	14,299	—	—	2,846	14,299	17,145	2,522	1996	09/11		30
Cape Coral, FL	—	2,783	13,710	—	—	2,783	13,710	16,493	362	2005	03/16		30
Voorhees, NJ	—	3,103	14,055	—	—	3,103	14,055	17,158	332	2004	04/16		30

Blend Frozen Yogurt:
Lapeer, MI	—	63	457	—	—	63	436	499	105	2007	10/05		40

BMW:
Duluth, GA	—	4,434	4,080	6,559	—	4,504	10,639	15,143	3,032	1984	12/01		40

Bob Evans:
Amherst, NY	—	422	971	—	—	422	971	1,393	23	1994	04/16		30
Ashland, KY	—	383	913	—	—	383	913	1,296	22	2003	04/16		30
Avon, IN	—	432	609	—	—	432	609	1,041	14	2004	04/16		30
Baltimore, MD	—	1,138	196	—	—	1,138	196	1,334	5	1993	04/16		30
Batavia, NY	—	599	657	—	—	599	657	1,256	16	1996	04/16		30
Beachwood, OH	—	542	108	—	—	542	108	650	3	2004	04/16		30
Beavercreek, OH	—	570	334	—	—	570	334	904	8	2003	04/16		30
Beckley, WV	—	579	824	—	—	579	824	1,403	19	1992	04/16		30
Bel Air, MD	—	911	1,147	—	—	911	1,147	2,058	27	1995	04/16		30
Benton Harbor, MI	—	157	1,079	—	—	157	1,079	1,236	25	1989	04/16		30
Blue Springs, MO	—	550	462	—	—	550	462	1,012	11	1996	04/16		30
Brook Park, OH	—	570	570	—	—	570	570	1,140	13	2002	04/16		30
Camby, IN	—	510	932	—	—	510	932	1,442	22	2002	04/16		30
Canton, MI	—	776	167	—	—	776	167	943	4	2002	04/16		30
Canton, MI	—	804	589	—	—	804	589	1,393	14	2003	04/16		30
Chesterfield Twp, MI	—	746	491	—	—	746	491	1,237	12	2003	04/16		30
Chillicothe, OH	—	334	727	—	—	334	727	1,061	17	1995	04/16		30
Cincinnati, OH	—	482	295	—	—	482	295	777	7	1997	04/16		30
Cincinnati, OH	—	500	1,323	—	—	500	1,323	1,823	31	1999	04/16		30
Clarksville, IN	—	726	794	—	—	726	794	1,520	19	2000	04/16		30
Clearwater, FL	—	520	648	—	—	520	648	1,168	18	1986	04/16		25
Clermont, FL	—	1,011	49	—	—	1,011	49	1,060	1	2006	04/16		30
Coldwater, MI	—	324	1,020	—	—	324	1,020	1,344	29	1995	04/16		25
Columbia, MO	—	491	521	—	—	491	521	1,012	12	1997	04/16		30
Columbus, IN	—	696	1,117	—	—	696	1,117	1,813	23	2005	04/16		35
Columbus, OH	—	432	961	—	—	432	961	1,393	27	1985	04/16		25
Columbus, OH	—	647	1,010	—	—	647	1,010	1,657	24	1994	04/16		30
Corning, NY	—	196	1,412	—	—	196	1,412	1,608	33	1996	04/16		30
Cross Lanes, WV	—	354	600	—	—	354	600	954	17	1987	04/16		25
Dearborn, MI	—	560	579	—	—	560	579	1,139	16	1984	04/16		25
Dublin, OH	—	697	677	—	—	697	677	1,374	19	1985	04/16		25
Dublin, OH	—	804	559	—	—	804	559	1,363	13	1996	04/16		30
Dunkirk, NY	—	392	1,353	—	—	392	1,353	1,745	32	1994	04/16		30
Englewood, OH	—	794	696	—	—	794	696	1,490	20	1985	04/16		25
Erie, PA	—	941	902	—	—	941	902	1,843	26	1990	04/16		25
Erie, PA	—	451	765	—	—	451	765	1,216	18	1998	04/16		30
Fairfield, OH	—	138	776	—	—	138	776	914	18	1999	04/16		30
Fayetteville, WV	—	392	1,285	—	—	392	1,285	1,677	30	2006	04/16		30
Festus, MO	—	451	1,020	—	—	451	1,020	1,471	29	1990	04/16		25
Fort Wayne, IN	—	765	716	—	—	736	716	1,452	17	2003	04/16		30
Fort Wayne, IN	—	795	451	—	—	795	451	1,246	11	1997	04/16		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Franklin, IN	—	245	1,011	—	—	245	1,011	1,256	24	2003	04/16	30
Frederick, MD	—	491	491	—	—	491	491	982	12	1995	04/16	30
Gahanna, OH	—	755	1,176	—	—	755	1,176	1,931	28	1994	04/16	30
Gaylord, MI	—	618	922	—	—	618	922	1,540	22	1997	04/16	30
Greenfield, IN	—	246	766	—	—	246	766	1,012	18	1994	04/16	30
Greenwood, IN	—	481	883	—	—	481	883	1,364	21	2002	04/16	30
Groveport, OH	—	549	1,078	—	—	549	1,078	1,627	25	2003	04/16	30
Harborcreek, PA	—	510	609	—	—	510	609	1,119	14	2004	04/16	30
Heath, OH	—	363	1,323	—	—	363	1,323	1,686	37	1986	04/16	25
Hillsboro, OH	—	245	1,285	—	—	245	1,285	1,530	30	2004	04/16	30
Holland, OH	—	804	843	—	—	804	843	1,647	24	1987	04/16	25
Indianapolis, IN	—	569	1,157	—	—	569	1,157	1,726	27	2000	04/16	30
Indianapolis, IN	—	765	765	—	—	765	765	1,530	22	1985	04/16	25
Indianapolis, IN	—	559	1,088	—	—	559	1,088	1,647	26	2001	04/16	30
Jackson, MI	—	608	1,029	—	—	608	1,029	1,637	24	2002	04/16	30
Jacksonville, FL	—	696	696	—	—	696	696	1,392	16	2002	04/16	30
Jamestown, NY	—	334	697	—	—	334	697	1,031	16	1995	04/16	30
Lakeland, FL	—	618	540	—	—	618	540	1,158	13	2005	04/16	30
Lancaster, PA	—	647	687	—	—	647	687	1,334	16	1997	04/16	30
Lansing, MI	—	588	873	—	—	588	873	1,461	21	2001	04/16	30
Laurel, MD	—	716	990	—	—	716	990	1,706	23	1998	04/16	30
Lewis Center, OH	—	608	1,049	—	—	608	1,049	1,657	25	2001	04/16	30
Lewisburg, WV	—	354	619	—	—	354	619	973	15	2003	04/16	30
Lexington, KY	—	432	619	—	—	432	619	1,051	15	2001	04/16	30
Linthicum Heights, MD	—	687	755	—	—	687	755	1,442	18	2004	04/16	30
Livonia, MI	—	716	755	—	—	716	755	1,471	21	1982	04/16	25
Logan, WV	—	314	1,285	—	—	314	1,285	1,599	30	1999	04/16	30
Logansport, IN	—	118	1,148	—	—	118	1,148	1,266	27	1994	04/16	30
London, OH	—	235	1,060	—	—	235	1,060	1,295	25	2004	04/16	30
Louisville, KY	—	815	432	—	—	815	432	1,247	10	2003	04/16	30
Madison Heights, MI	—	599	667	—	—	599	667	1,266	16	2000	04/16	30
Mansfield, OH	—	275	1,069	—	—	275	1,069	1,344	25	2005	04/16	30
Marion, IL	—	344	658	—	—	344	658	1,002	16	1997	04/16	30
Marion, IN	—	443	364	—	—	443	364	807	9	1996	04/16	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Martinsburg, WV	—	815	491	—	—	815	491	1,306	12	1992	04/16	30
Maumee, OH	—	766	295	—	—	766	295	1,061	7	2000	04/16	30
Medina, OH	—	402	922	—	—	402	922	1,324	26	1988	04/16	25
Mentor, OH	—	667	1,039	—	—	667	1,039	1,706	25	1995	04/16	30
Merrillville, IN	—	942	422	—	—	942	422	1,364	10	2004	04/16	30
Moon Township, PA	—	452	521	—	—	452	521	973	15	1984	04/16	25
Morgantown, WV	—	1,000	990	—	—	1,000	990	1,990	23	1992	04/16	30
New Albany, OH	—	539	1,431	—	—	539	1,431	1,970	34	2002	04/16	30
New Castle, PA	—	461	912	—	—	461	912	1,373	22	2005	04/16	30
Ocala, FL	—	853	706	—	—	853	706	1,559	17	2005	04/16	30
Ocala, FL	—	608	1,137	—	—	608	1,137	1,745	27	2000	04/16	30
Oxford, OH	—	294	1,216	—	—	294	1,216	1,510	29	1994	04/16	30
Perrysburg, OH	—	559	990	—	—	559	990	1,549	28	1984	04/16	25
Perrysburg, OH	—	795	363	—	—	795	363	1,158	9	2001	04/16	30
Pickerington, OH	—	519	1,509	—	—	519	1,509	2,028	36	1999	04/16	30
Pittsburgh, PA	—	491	687	—	—	491	687	1,178	19	1985	04/16	25
Port Orange, FL	—	648	491	—	—	648	491	1,139	12	2002	04/16	30
Powell, OH	—	824	706	—	—	824	706	1,530	17	2004	04/16	30
Princeton, WV	—	363	1,255	—	—	363	1,255	1,618	30	1998	04/16	30
Richmond, IN	—	363	1,001	—	—	363	1,001	1,364	20	2003	04/16	35
Rio Grande, OH	—	314	1,333	—	—	314	1,333	1,647	38	1962	04/16	25
Romulus, MI	—	902	628	—	—	902	628	1,530	18	1988	04/16	25
Saginaw, MI	—	648	481	—	—	648	481	1,129	14	1987	04/16	25
Salisburg, MD	—	913	471	—	—	913	471	1,384	11	1997	04/16	30
Somerset, KY	—	245	1,295	—	—	245	1,295	1,540	31	1995	04/16	30
South Bloomfield, OH	—	177	1,236	—	—	177	1,236	1,413	29	2005	04/16	30
South Euclid, OH	—	216	933	—	—	216	933	1,149	19	2012	04/16	35
St. Louis, MO	—	697	589	—	—	697	589	1,286	17	1986	04/16	25
St. Petersburg, FL	—	727	324	—	—	727	324	1,051	9	1986	04/16	25
Stafford, VA	—	764	1,225	—	—	764	1,225	1,989	29	2004	04/16	30
Toledo, OH	—	745	1,225	—	—	745	1,225	1,970	35	1990	04/16	25
Waldorf, MD	—	844	657	—	—	844	657	1,501	16	2004	04/16	30
Washington C H, OH	—	304	923	—	—	304	923	1,227	22	1993	04/16	30
Washington, PA	—	579	501	—	—	579	501	1,080	12	2003	04/16	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Watertown, NY	—	196	1,461	—	—	196	1,461	1,657	34	1996	04/16		30
Waverly, OH	—	226	1,226	—	—	226	1,226	1,452	29	1995	04/16		30
West Chester, OH	—	765	706	—	—	765	706	1,471	17	1999	04/16		30
Wilmington, OH	—	216	1,392	—	—	216	1,392	1,608	33	1993	04/16		30
Woodhaven, MI	—	511	599	—	—	511	599	1,110	14	2000	04/16		30
Wooster, OH	—	216	1,109	—	—	216	1,109	1,325	26	1995	04/16		30
Zanesville, OH	—	314	1,333	—	—	314	1,333	1,647	31	2000	04/16		30
Zanesville, OH	—	363	746	—	—	363	746	1,109	18	2003	04/16		30

Bob's Discount Furniture:
Merrillville, IN	—	981	—	7,285	—	981	7,285	8,266	114	2016	09/15	(m)	40

Bombones Sports Bar:
Dallas, TX	—	1,138	1,025	370	—	1,138	1,395	2,533	408	1994	12/01		40

Bonefish:
Mobile, AL	—	801	2,137	—	—	801	2,137	2,938	293	2006	03/12		35
Pensacola, FL	—	734	2,003	—	—	734	2,003	2,737	274	2004	03/12		35

Books-A-Million:
Newark, DE	—	2,394	4,789	33	—	2,366	4,822	7,188	2,638	1994	12/94		40
Bangor, ME	—	1,547	2,487	—	—	1,547	2,487	4,034	1,276	1996	06/96		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Boston Market:
Geneva, IL	—	653	601	—	—	669	518	1,187	202	1996	12/01		40
North Olmsted, OH	—	602	461	—	—	602	389	991	147	1996	12/01		40
Novi, MI	—	836	651	—	—	836	298	1,134	116	1995	12/01		40

BP:
Jeannette, PA	—	79	235	—	—	79	235	314	23	1995	07/14		25

Buck's:
St. Louis, MO	—	776	—	3,822	—	776	3,822	4,598	737	2009	12/07	(o)	40
Glendale Heights, IL	—	1,662	—	3,101	—	1,662	3,101	4,763	74	2016	03/14	(m)	40
Omaha, NE	—	2,662	—	3,397	—	2,662	3,397	6,059	67	2016	05/15	(m)	(k)
Council Bluffs, IA	—	374	2,187	386	—	376	2,573	2,949	122	2015	06/15	(m)	30

Buffalo Wild Wings:
Michigan City, IN	—	163	492	—	—	163	492	655	185	1996	12/01		40

Burger King:
Colonial Heights, VA	—	662	610	—	—	662	610	1,272	229	1997	12/01		40
Clifton Park, NY	—	199	1,639	—	—	199	1,639	1,838	88	2004	02/15		35
Colorado Springs, CO	—	638	1,047	—	—	638	1,047	1,685	79	1978	02/15		25
Durham, NC (n)	—	604	581	—	—	604	581	1,185	36	2005	02/15		30
Durham, NC (n)	—	566	555	—	—	566	555	1,121	35	1998	02/15		30
Farmington, ME	—	461	708	—	—	461	708	1,169	44	1980	02/15		30
Yakima, WA	—	596	1,110	—	—	596	1,110	1,706	69	1979	02/15		30
Fairfield, OH	—	382	1,146	—	—	382	1,146	1,528	59	1984	03/15		35

Burlington Coat Factory:
Lacey, WA	—	2,777	7,082	3,617	—	2,777	10,699	13,476	3,849	1992	02/97		40
Chesterfield, MO	—	2,742	6,469	165	—	2,742	6,634	9,376	242	2015	04/15		40

Buybacks Entertainment:
Lafayette, LA	—	603	1,149	30	—	603	1,179	1,782	322	1999	12/05		40

C&C Gymnastics:
Augusta, GA	—	177	674	—	—	177	674	851	254	1998	12/01		40

Caliber Collision:
Alvin, TX	—	400	712	—	—	400	712	1,112	209	1984	02/11		20
Galveston, TX	—	361	789	—	—	361	789	1,150	232	1965	02/11		20
Houston, TX	—	348	1,731	—	—	348	1,731	2,079	407	1987	02/11		25
Copperas Cove, TX	—	269	1,436	—	—	269	1,436	1,705	203	1972	01/12		35
Killeen, TX	—	408	2,171	—	—	408	2,171	2,579	431	1986	01/12		25
Austin, TX	—	1,071	3,412	—	—	1,071	3,412	4,483	665	1975	02/12		25
Gilbert, AZ	—	474	1,543	—	—	474	1,543	2,017	238	2003	05/12		30
Spring, TX	—	913	2,307	—	—	913	2,307	3,220	349	2006	06/12		30
Tomball, TX	—	414	1,281	—	—	414	1,281	1,695	166	2009	06/12		35
Edmond, OK	—	472	1,437	—	—	472	1,437	1,909	182	1964	03/13		30
Duluth, GA	—	855	2,791	—	—	855	2,791	3,646	43	1996	07/16		30
San Antonio, TX	—	717	2,768	—	—	717	2,768	3,485	51	1984	07/16		25

Camping World:
Vacaville, CA	—	2,467	6,575	—	—	2,467	6,575	9,042	1,213	2008	07/10		35
North Little Rock, AR	—	1,198	3,348	2,237	—	1,280	5,513	6,793	795	2007	09/10	(m)	35
Strafford, MO	—	1,278	3,694	2,099	—	1,846	5,225	7,071	757	2007	09/10	(o)	35
Avondale, AZ	—	1,976	3,040	3,200	—	1,976	6,239	8,215	833	2009	05/11	(o)	35
Mesa, AZ	—	3,972	2,046	981	—	3,975	3,027	7,002	601	1983	05/11		25
Bowling Green, KY	—	584	2,481	—	—	584	2,481	3,065	387	2007	07/11		35
Council Bluffs, IA	—	2,013	2,806	2,187	—	2,955	4,048	7,003	445	2008	07/11	(o)	35
Roanoke, VA	—	2,046	5,050	2,408	—	3,563	5,940	9,503	792	2008	07/11	(k)	35
Golden, CO	—	5,516	—	8,176	—	6,446	7,246	13,692	781	2012	10/11	(m)	40
Belleville, MI	—	1,156	2,071	—	—	1,156	2,071	3,227	418	1986	12/11		25
Kissimmee, FL	—	1,578	2,783	—	—	1,578	2,783	4,361	561	1979	12/11		25
La Mirada, CA	—	3,593	911	—	—	3,577	907	4,484	152	1996	12/11		30
Myrtle Beach, SC	—	540	61	—	—	540	61	601	12	1976	12/11		25
Nashville, TN	—	1,155	1,034	5,665	—	3,626	4,235	7,861	552	1985	12/11	(o)	40
Valencia, CA	—	4,788	4,191	—	—	4,766	4,179	8,945	843	1980	12/11		25
Calera, AL	—	1,204	3,075	—	—	1,204	3,075	4,279	421	2008	03/12		35
Jacksonville, FL	—	2,343	2,679	—	—	1,289	2,679	3,968	513	1973	03/12		25
Louisville, TN	—	990	554	1,194	—	990	1,748	2,738	175	1977	03/12	(o)	40
Winter Garden, FL	—	1,173	3,178	—	—	1,173	3,178	4,351	508	1973	03/12		30
Cocoa, FL	—	1,194	1,876	—	—	1,194	1,876	3,070	279	1981	07/12		30
Dover, FL	—	2,431	9,658	3,047	—	5,478	9,658	15,136	1,005	2013	01/13		35
Grain Valley, MO	—	1,210	2,908	3,441	—	2,533	5,026	7,559	305	2003	09/13	(o)	35
Lubbock, TX	—	775	3,998	—	—	775	3,998	4,773	439	1997	09/13		30
Olive Branch, MS	—	3,163	—	3,836	—	3,163	3,836	6,999	236	2014	11/13	(m)	40
Cedar Falls, IA	—	1,924	3,810	1,158	—	1,924	4,968	6,892	417	2004	03/14	(o)	30
Akron, OH	—	1,221	7,868	—	—	1,221	7,868	9,089	564	1991	03/15		25
Anniston, AL	—	3,206	5,328	1,264	—	3,206	6,594	9,800	353	2007	03/15	(o)	30
Richmond, IN	—	1,096	1,424	3,104	—	2,062	3,562	5,624	122	1998	03/15	(o)	35
Marion, NC	—	1,712	5,317	—	—	1,712	5,317	7,029	328	2003	06/15		25
Syracuse, NY	—	1,070	8,573	—	—	1,070	8,573	9,643	441	2001	06/15		30
North Charleston, SC	—	2,444	681	1,047	—	2,444	1,728	4,172	41	1985	07/15	(k)	25
Jackson, MS	—	1,690	4,241	—	—	1,690	4,241	5,931	146	2015	08/15		40

Captain D's:
Tupelo, MS	—	360	517	—	—	360	517	877	32	1999	02/15		30
Ft. Worth, TX	—	254	563	—	—	254	563	817	50	1982	03/15		20
Kingsland, GA	—	570	—	844	—	570	844	1,414	20	2015	09/15	(m)	40
Dothan, AL	—	159	1,075	—	—	159	1,075	1,234	37	1985	12/15		30
Boiling Springs, SC	—	214	—	1,181	—	214	1,181	1,395	24	2003	02/16	(o)	40
Hermitage, TN	—	546	348	—	—	546	348	894	10	1976	04/16		25
Easley, SC	—	690	—	755	—	690	755	1,445	2	2016	06/16	(m)	(k)
Augusta, GA	—	227	1,136	—	—	227	1,136	1,363	9	1993	10/16		25
Augusta, GA	—	573	869	—	—	573	869	1,442	7	1986	10/16		25
Augusta, GA	—	288	268	—	—	288	268	556	2	1985	10/16		25
Augusta, GA	—	296	1,274	—	—	296	1,274	1,570	8	2014	10/16		35
Eastman, GA	—	228	693	—	—	228	693	921	6	1987	10/16		25
Fort Valley, GA	—	208	841	—	—	208	841	1,049	4	1987	10/16		40
Macon, GA	—	237	1,303	—	—	237	1,303	1,540	11	1982	10/16		25
Perry, GA	—	247	1,353	—	—	247	1,353	1,600	11	1972	10/16		25
Baton Rouge, LA	—	890	—	—	—	890	(e)	890	(e)	(e)	12/16		(m)

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Carl's Jr.:
Spokane, WA (n)	—	471	530	—	—	471	530	1,001	199	1996	12/01		40
Chandler, AZ	—	729	644	—	—	729	644	1,373	372	1984	06/05		20
Tucson, AZ	—	681	536	103	—	681	639	1,320	639	1988	06/05		10

Carmike Cinemas:
Fayetteville, NC	—	2,409	—	13,750	—	2,409	13,750	16,159	730	2014	11/13		40
Montgomery, AL	—	1,686	11,156	—	—	1,686	11,156	12,842	639	2014	09/14		40
Albuquerque, NM	—	1,474	—	10,301	—	1,474	10,301	11,775	311	2015	11/14	(m)	40

CarQuest:
Abbeville, LA	—	23	148	—	—	23	148	171	45	1970	12/10		20
Abbotsford, WI	—	56	163	—	—	56	163	219	39	1984	12/10		25
Aberdeen, SD (n)	—	71	329	—	—	71	329	400	99	1961	12/10		20
Addison, IL	—	76	314	—	—	76	314	390	76	1971	12/10		25
Alsip, IL	—	57	323	—	—	57	323	380	98	1972	12/10		20
Anaconda, MT	—	35	307	—	—	35	307	342	93	1965	12/10		20
Ann Arbor, MI	—	25	241	—	—	25	241	266	73	1970	12/10		20
Antigo, WI	—	96	294	—	—	96	294	390	59	1998	12/10		30
Appleton, WI (n)	—	85	438	—	—	85	438	523	88	1995	12/10		30
Arden, NC	—	42	281	—	—	42	281	323	68	1989	12/10		25
Baker, MT	—	12	140	—	—	12	140	152	42	1965	12/10		20
Bakersfield, CA	—	77	484	—	—	77	484	561	146	1945	12/10		20
Bangor, ME	—	51	339	—	—	51	339	390	82	1985	12/10		25
Bangor, ME (n)	—	53	356	—	—	53	356	409	143	1945	12/10		15
Bartlett, TN	—	40	293	—	—	40	293	333	71	1989	12/10		25
Bay City, MI	—	14	100	—	—	14	100	114	40	1942	12/10		15
Bay City, MI	—	106	521	—	—	106	521	627	210	1920	12/10		15
Bay City, MI	—	41	282	—	—	41	282	323	68	1989	12/10		25
Bend, OR	—	125	245	—	—	125	245	370	99	1935	12/10		15
Biddeford, ME	—	60	320	—	—	60	320	380	97	1968	12/10		20
Billings, MT	—	31	188	—	—	31	188	219	45	1970	12/10		25
Bismarck, ND	—	25	136	—	—	25	136	161	33	1985	12/10		25
Bozeman, MT	—	28	257	—	—	28	257	285	78	1964	12/10		20
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Brunswick, ME	—	41	254	—	—	41	254	295	61	1985	12/10	25
Bucksport, ME	—	19	114	—	—	19	114	133	35	1976	12/10	20
Burlington, NC	—	47	229	—	—	47	229	276	46	1994	12/10	30
Carol Stream, IL	—	103	515	—	—	103	515	618	155	1960	12/10	20
Chicago, IL	—	83	383	—	—	83	383	466	92	1987	12/10	25
Chippewa Falls, WI	—	33	328	—	—	33	328	361	66	1996	12/10	30
Cody, WY (n)	—	146	253	—	—	96	253	349	51	1999	12/10	30
Colstrip, MT	—	39	275	—	—	39	275	314	66	1981	12/10	25
Connersville, IN	—	28	171	—	—	28	171	199	69	1920	12/10	15
Corapolis, PA (n)	—	74	316	—	—	74	316	390	95	1980	12/10	20
Cut Bank, MT	—	9	115	—	—	9	115	124	35	1937	12/10	20
Devils Lake, ND	—	38	276	—	—	38	276	314	56	1999	12/10	30
Dillon, MT	—	24	204	—	—	24	204	228	62	1973	12/10	20
Dodge City, KS (n)	—	43	166	—	—	43	166	209	67	1948	12/10	15
Eau Claire, WI	—	33	204	—	—	33	204	237	62	1956	12/10	20
Elgin, IL	—	88	311	—	—	88	311	399	94	1965	12/10	20
Enterprise, AL	—	25	184	—	—	25	184	209	44	1988	12/10	25
Escanaba, MI	—	40	283	—	—	40	283	323	68	1982	12/10	25
Evansville, IN	—	60	301	—	—	60	301	361	73	1980	12/10	25
Fairbanks, AK	—	292	545	—	—	292	545	837	94	2003	12/10	35
Gainesville, FL (n)	—	47	362	—	—	47	362	409	146	1957	12/10	15
Glasgow, MT	—	48	275	—	—	48	275	323	83	1972	12/10	20
Great Falls, MT	—	17	173	—	—	17	173	190	52	1967	12/10	20
Greenville, OH	—	63	193	—	—	63	193	256	78	1910	12/10	15
Hamilton, MT	—	24	242	—	—	24	242	266	58	1991	12/10	25
Harlem, MT	—	17	116	—	—	17	116	133	28	1983	12/10	25
Hayward, WI	—	57	333	—	—	57	333	390	80	1980	12/10	25
Helena, MT	—	31	282	—	—	31	282	313	68	1987	12/10	25
Houlton, ME	—	38	219	—	—	38	219	257	132	1915	12/10	10
Irving, TX	—	182	208	—	—	182	208	390	63	1984	12/10	20
Kalispell, MT (n)	—	59	645	—	—	59	645	704	130	1998	12/10	30
Kennedale, TX	—	88	283	—	—	88	283	371	85	1959	12/10	20
Lafayette, LA	—	51	357	—	—	51	357	408	72	1996	12/10	30
Laurel, MS	—	74	202	—	—	74	202	276	81	1959	12/10	15

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Lewistown, MT	—	19	180	—	—	19	180	199	44	1964	12/10	25
Livingston, MT	—	34	261	—	—	34	261	295	79	1976	12/10	20
Lufkin, TX	—	94	229	—	—	94	229	323	69	1986	12/10	20
Madison, TN	—	78	179	—	—	78	179	257	43	1988	12/10	25
Madison, WI	—	57	409	—	—	57	409	466	99	1973	12/10	25
Malta, MT	—	19	181	—	—	19	181	200	44	1976	12/10	25
Marshfield, WI	—	60	282	—	—	60	282	342	85	1940	12/10	20
Medford, WI	—	37	229	—	—	37	229	266	55	1988	12/10	25
Memphis, TN	—	38	199	—	—	38	199	237	48	1987	12/10	25
Metamora, IL	—	69	292	—	—	69	292	361	59	1996	12/10	30
Midland, MI	—	44	336	—	—	44	336	380	68	1986	12/10	30
Midland, TX	—	36	212	—	—	36	212	248	85	1960	12/10	15
Montello, WI	—	26	173	—	—	26	173	199	35	1997	12/10	30
Muskegon, MI	—	38	257	—	—	38	257	295	52	1990	12/10	30
Neillsville, WI	—	26	145	—	—	26	145	171	35	1979	12/10	25
Nicholasville, KY	—	54	241	—	—	54	241	295	58	1988	12/10	25
Ocala, FL	—	78	416	—	—	78	416	494	167	1971	12/10	15
Olathe, KS	—	78	235	—	—	78	235	313	95	1950	12/10	15
Oshkosh, WI	—	99	224	—	—	99	224	323	45	1999	12/10	30
Overland, MO	—	68	370	—	—	68	370	438	112	1961	12/10	20
Owosso, MI	—	50	264	—	—	50	264	314	64	1986	12/10	25
Pearl, MS	—	43	195	—	—	43	195	238	39	1989	12/10	30
Phillips, WI	—	23	177	—	—	23	177	200	36	1992	12/10	30
Powell, WY	—	37	182	—	—	37	182	219	44	1978	12/10	25
Rhinelander, WI	—	28	115	—	—	28	115	143	35	1958	12/10	20
River Falls, WI	—	42	234	—	—	42	234	276	71	1976	12/10	20
Riverton, WY	—	99	300	—	—	99	300	399	73	1978	12/10	25
Rockford, IL	—	61	376	—	—	61	376	437	91	1962	12/10	25
Roundup, MT	—	23	205	—	—	23	205	228	62	1972	12/10	20
Schofield, WI	—	41	425	—	—	41	425	466	128	1968	12/10	20
Sheboygan, WI	—	77	370	—	—	77	370	447	64	2007	12/10	35
Shelby, MT	—	20	208	—	—	20	208	228	63	1976	12/10	20
Sidney, MT (n)	—	42	395	—	—	42	395	437	119	1962	12/10	20
Spartanburg, SC	—	53	252	—	—	53	252	305	61	1972	12/10	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Spokane, WA	—	66	201	—	—	66	201	267	61	1965	12/10	20
Spokane, WA	—	93	373	—	—	93	373	466	113	1972	12/10	20
St. Peter, MN	—	17	259	—	—	17	259	276	52	1999	12/10	30
Stayton, OR	—	88	312	—	—	88	312	400	63	1994	12/10	30
Stevens Point, WI (n)	—	61	405	—	—	61	405	466	98	1975	12/10	25
Sulphur, LA	—	31	216	—	—	31	216	247	65	1984	12/10	20
Thornton, CO	—	414	536	—	—	414	536	950	108	1996	12/10	30
Troy, AL	—	15	52	—	—	15	52	67	21	1966	12/10	15
Wasilla, AK	—	227	504	—	—	227	504	731	87	2002	12/10	35
Wausau, WI	—	52	300	—	—	52	300	352	72	1989	12/10	25
Wautoma, WI	—	18	106	—	—	18	106	124	32	1959	12/10	20
Waynesboro, MS	—	15	71	—	—	15	71	86	29	1962	12/10	15
West Columbia, SC	—	41	159	—	—	41	159	200	48	1962	12/10	20
West Memphis, AR	—	58	294	—	—	58	294	352	71	1987	12/10	25
Whitefish, MT	—	30	227	—	—	30	227	257	46	1993	12/10	30
Williston, ND	—	35	297	—	—	35	297	332	60	1999	12/10	30
Windom, MN	—	5	137	—	—	5	137	142	41	1950	12/10	20
Wisconsin Rapids, WI	—	41	215	—	—	41	215	256	65	1975	12/10	20
Yakima, WA	—	50	321	—	—	50	321	371	97	1965	12/10	20
Aurora, IL	—	641	226	—	—	641	226	867	67	1971	02/11	20
Benton Harbor, MI	—	207	160	—	—	207	160	367	47	1978	02/11	20
Caro, MI	—	85	132	—	—	85	132	217	78	1941	02/11	10
Eagle River, WI	—	99	52	—	—	99	52	151	15	1978	02/11	20
Essexville, MI	—	113	113	—	—	113	113	226	33	1974	02/11	20
Lexington, KY	—	85	226	—	—	85	226	311	44	1991	02/11	30
Mt. Pleasant, MI	—	85	207	—	—	85	207	292	49	1984	02/11	25
Saginaw, MI	—	179	75	—	—	179	75	254	44	1955	02/11	10
Warrenton, VA	—	123	66	—	—	123	66	189	39	1939	02/11	10
Billings, MT	—	66	291	—	—	66	291	357	63	1994	07/11	25
Mobile, AL	—	75	197	—	—	75	197	272	54	1975	07/11	20
New Castle, IN	—	113	19	—	—	113	19	132	4	1991	07/11	25
Spokane, WA	—	75	56	—	—	75	56	131	15	1955	07/11	20
Chicago, IL	—	90	239	—	—	90	239	329	82	1949	11/11	15
Missoula, MT	—	99	367	—	—	99	367	466	94	1965	11/11	20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Sheridan, WY	—	198	385	—	—	198	385	583	99	1980	11/11		20
Sauk Centre, MN	—	64	85	—	—	64	85	149	17	1958	11/11		25
Watford City, ND	—	31	124	—	—	31	124	155	25	1974	11/11		25
Fairmont, MN	—	98	166	—	—	98	166	264	41	1978	01/12		20
Sycamore, IL	—	49	476	—	—	49	476	525	118	1924	01/12		20
Worland, WY	—	48	193	—	—	48	193	241	45	1949	04/12		20
Anchorage, AK	—	315	92	—	—	315	92	407	21	1971	06/12		20
Havre, MT	—	29	305	—	—	29	305	334	69	1964	06/12		20
Orchard Park, NY	—	353	—	725	—	267	725	992	58	2013	05/13	(m)	40
Morrisville, NC	—	127	332	—	—	127	332	459	48	1992	05/13		25
Salt Lake City, UT	—	571	697	—	—	571	697	1,268	126	1951	05/13		20
San Antonio, TX	—	87	719	—	—	87	719	806	104	1973	05/13		25
San Antonio, TX	—	137	361	—	—	137	361	498	65	1980	05/13		20
Jackson, MS	—	253	—	604	—	253	604	857	46	2013	06/13	(m)	40
Crestview, FL	—	158	463	—	—	158	463	621	51	2003	09/13		30
Depew, NY	—	309	—	821	—	309	821	1,130	54	2014	10/13	(m)	40
Sherman, TX	—	183	—	657	—	183	657	840	49	2005	01/14	(o)	35

Carrabba's:
Canton, MI	—	685	1,687	—	—	685	1,687	2,372	269	2002	03/12		30
Cape Coral, FL	—	645	2,965	—	—	645	2,965	3,610	406	2005	03/12		35
Dallas, TX	—	672	1,078	—	—	672	1,078	1,750	172	2000	03/12		30
Gainesville, FL	—	922	1,944	—	—	922	1,944	2,866	310	2001	03/12		30
Jacksonville, FL	—	1,140	1,428	—	—	1,140	1,428	2,568	228	2001	03/12		30
Mason, OH	—	653	2,267	—	—	653	2,267	2,920	362	2000	03/12		30
Maumee, OH	—	525	2,684	—	—	525	2,684	3,209	429	2002	03/12		30
Mobile, AL	—	633	1,909	—	—	633	1,909	2,542	305	2001	03/12		30
Pensacola, FL	—	734	1,854	—	—	734	1,854	2,588	254	2003	03/12		35
Waldorf, MD	—	1,473	2,199	—	—	1,473	2,199	3,672	301	2007	03/12		35

Carvers:
Centerville, OH	—	851	1,059	—	—	851	1,059	1,910	398	1986	12/01		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Chair King:
Grapevine, TX	—	1,018	2,067	273	—	1,018	2,340	3,358	998	1998	06/98		40

Champps:
Irving, TX	—	1,760	1,724	—	—	1,760	1,724	3,484	648	2000	12/01		40

Charleston Auto Auction:
Moncks Corner, SC	—	1,628	5,911	471	—	1,628	6,383	8,011	256	2000	09/15	(o)	30

Cheddar's Cafe:
Baytown, TX	—	858	2,251	—	—	858	2,251	3,109	340	2010	12/10		40
West Monroe, LA	—	907	2,301	—	—	907	2,301	3,208	343	2010	01/11		40
Selma, TX	—	1,446	—	2,439	—	1,446	2,439	3,885	323	2011	03/11	(m)	40
Jonesboro, AR	—	1,206	—	2,459	—	1,206	2,459	3,665	315	2011	05/11	(m)	40
Hattiesburg, MS	—	1,203	—	—	—	1,196	(i)	1,196	(i)	(i)	11/11		(i)
Pleasant Prairie, WI	—	1,310	—	2,779	—	1,310	2,779	4,089	223	2013	04/13	(m)	40
Liberty, MO	—	1,313	—	3,140	—	1,313	3,140	4,453	232	2014	07/13	(m)	40

Chick-Fil-A:
Ankeny, IA	—	662	—	—	—	662	(i)	662	(i)	(i)	06/05		(i)

Chili's:
Camden, SC	—	627	1,888	—	—	627	1,888	2,515	533	2005	09/05		40
Milledgeville, GA	—	516	1,997	—	—	516	1,997	2,513	564	2005	09/05		40
Sumter, SC	—	800	1,717	—	—	800	1,717	2,517	474	2004	12/05		40
Hinesville, GA	—	921	1,898	—	—	921	1,898	2,819	469	2006	02/07		40
Albany, GA	—	615	—	1,984	—	615	1,984	2,599	457	2007	06/07	(m)	40
Statesboro, GA	—	703	—	1,888	—	703	1,888	2,591	431	2007	06/07	(m)	40
Florence, SC	—	889	1,715	—	—	889	1,715	2,604	409	2007	06/07		40
Valdosta, GA	—	716	—	1,871	—	716	1,871	2,587	423	2007	07/07	(m)	40
Tifton, GA	—	454	1,550	—	—	454	1,550	2,004	318	2008	06/08		40
Evans, GA	—	700	—	1,511	—	685	1,511	2,196	298	2009	10/08	(m)	40
Jefferson City, MO	—	305	898	—	—	305	898	1,203	181	2003	12/09		35
Merriam, KS	—	853	981	—	—	853	981	1,834	230	1998	12/09		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Wichita, KS	—	420	623	—	—	420	623	1,043	146	1995	12/09		30
Hutchinson, KS	—	456	1,794	—	—	456	1,794	2,250	232	2004	02/13		30
Lexington, SC	—	630	1,620	—	—	630	1,620	2,250	179	2008	02/13		35

China 1:
Cohoes, NY	—	16	87	6	—	16	93	109	31	1994	09/04		40

China Garden:
Tucson, AZ	—	827	305	142	—	845	429	1,274	133	1974	12/01		40

Chipotle:
Florissant, MO	—	50	59	170	—	50	228	278	42	2013	04/03	(g)	40

Chuck E. Cheese's:
Mobile, AL	—	340	951	—	—	340	951	1,291	244	1981	11/11		20
Antioch, TN	—	459	1,738	—	—	459	1,738	2,197	285	1982	07/14		15
Huntsville, AL	—	382	1,182	—	—	382	1,182	1,564	145	1960	07/14		20
Saginaw, MI	—	489	1,203	—	—	489	1,203	1,692	148	1981	07/14		20
Albuquerque, NM	—	794	2,126	—	—	794	2,126	2,920	144	2003	08/14		35
Alexandria, LA	—	872	3,291	—	—	872	3,291	4,163	313	1983	08/14		25
Alpharetta, GA	—	2,027	1,743	—	—	2,027	1,743	3,770	138	2001	08/14		30
Atlanta, GA	—	1,313	1,656	—	—	1,313	1,656	2,969	157	1982	08/14		25
Austin, TX	—	852	4,024	—	—	852	4,024	4,876	319	2001	08/14		30
Batavia, IL	—	1,214	2,664	—	—	1,214	2,664	3,878	211	1999	08/14		30
Birmingham, AL	—	627	3,662	—	—	627	3,662	4,289	348	1982	08/14		25
Columbia, SC	—	509	2,655	—	—	509	2,655	3,164	210	1983	08/14		30
Conroe, TX	—	793	3,388	—	—	793	3,388	4,181	268	2001	08/14		30
Cordova, TN	—	1,195	3,055	—	—	1,195	3,055	4,250	242	2002	08/14		30
Denton, TX	—	833	1,245	—	—	833	1,245	2,078	84	2003	08/14		35
El Centro, CA	—	470	2,811	—	—	470	2,811	3,281	191	2005	08/14		35
Englewood, CO	—	911	3,056	—	—	911	3,056	3,967	242	1970	08/14		30
Foothill Ranch, CA	—	1,088	1,391	—	—	1,088	1,391	2,479	110	2003	08/14		30
Ft. Wayne, IN	—	686	3,232	—	—	686	3,232	3,918	256	1985	08/14		30
Garland, TX	—	1,224	2,302	—	—	1,224	2,302	3,526	156	2006	08/14		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Grand Prairie, TX	—	1,380	4,983	—	—	1,380	4,983	6,363	394	2001	08/14	30
Grapevine, TX	—	1,303	2,135	—	—	1,303	2,135	3,438	169	2002	08/14	30
Greenville, SC	—	764	3,554	—	—	764	3,554	4,318	338	1983	08/14	25
Hickory, NC	—	647	1,686	—	—	647	1,686	2,333	114	2002	08/14	35
Horn Lake, MS	—	960	3,388	—	—	960	3,388	4,348	230	2002	08/14	35
Jacksonville, FL	—	1,038	4,220	—	—	1,038	4,220	5,258	401	1981	08/14	25
Katy, TX	—	960	4,171	—	—	960	4,171	5,131	330	2002	08/14	30
Kennesaw, GA	—	1,332	3,818	—	—	1,332	3,818	5,150	302	1999	08/14	30
Killeen, TX	—	832	4,876	—	—	832	4,876	5,708	331	2004	08/14	35
Lake Charles, LA	—	853	1,539	—	—	853	1,539	2,392	122	2001	08/14	30
Littleton, CO	—	1,234	4,288	—	—	1,234	4,288	5,522	339	1994	08/14	30
Longview, TX	—	314	1,931	—	—	314	1,931	2,245	131	2004	08/14	35
Madison, WI	—	999	1,989	—	—	999	1,989	2,988	189	1982	08/14	25
Miamisburg, OH	—	607	4,416	—	—	607	4,416	5,023	419	1986	08/14	25
Midland, TX	—	588	2,537	—	—	588	2,537	3,125	201	2000	08/14	30
N. Richland Hills, TX	—	588	4,064	—	—	588	4,064	4,652	386	1982	08/14	25
Norcross, GA	—	1,077	2,703	—	—	1,077	2,703	3,780	257	1982	08/14	25
North Charleston, SC	—	1,449	3,319	—	—	1,449	3,319	4,768	263	2003	08/14	30
Oklahoma City, OK	—	499	3,203	—	—	499	3,203	3,702	304	1982	08/14	25
Olathe, KS	—	843	736	—	—	843	736	1,579	58	2002	08/14	30
Racine, WI	—	765	834	—	—	765	834	1,599	66	2000	08/14	30
Roanoke, TX	—	617	4,787	—	—	617	4,787	5,404	455	1983	08/14	25
San Antonio, TX	—	793	4,670	—	—	793	4,670	5,463	444	1990	08/14	25
San Antonio, TX	—	1,371	2,703	—	—	1,371	2,703	4,074	214	2001	08/14	30
Savannah, GA	—	1,469	2,634	—	—	1,469	2,634	4,103	250	1982	08/14	25
Sharonville, OH	—	696	1,597	—	—	696	1,597	2,293	152	1982	08/14	25
Sterling Heights, MI	—	725	2,322	—	—	725	2,322	3,047	184	1994	08/14	30
Sugarland, TX	—	1,107	3,134	—	—	1,107	3,134	4,241	248	2002	08/14	30
Topeka, KS	—	373	619	—	—	373	619	992	49	1990	08/14	30
Virginia Beach, VA	—	1,018	3,848	—	—	1,018	3,848	4,866	366	1984	08/14	25
Wichita Falls, TX	—	323	3,105	—	—	323	3,105	3,428	295	1982	08/14	25
Wichita, KS	—	862	2,850	—	—	862	2,850	3,712	226	1991	08/14	30
Yuma, AZ	—	471	668	—	—	471	668	1,139	45	2004	08/14	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Chuy's:
Cincinnati, OH	—	1,165	1,322	—	—	1,165	1,322	2,487	149	1996	05/13		30

Cinemark:
Draper, UT	—	1,523	—	4,487	—	1,523	4,487	6,010	631	2011	08/10	(m)	40
Fort Worth, TX	—	2,140	—	7,660	—	2,140	7,660	9,800	870	2012	08/11	(o)	40
Cincinnati, OH	—	1,334	—	10,206	—	1,334	10,206	11,540	861	2013	09/12	(m)	40
McCandless, PA	—	3,094	—	6,389	—	3,094	6,389	9,483	366	2014	09/13	(m)	40
Marina, CA	—	15	—	5,614	—	15	5,614	5,629	170	2015	08/14	(m)	40
Altoona, IA	—	1,161	—	9,923	—	1,161	9,923	11,084	217	2016	01/15	(m)	40

City Barbeque:
Charlotte, NC	—	576	—	—	—	576	(e)	576	(e)	(e)	07/16		(m)

Claim Jumper:
Roseville, CA	—	1,557	2,014	—	—	1,557	2,014	3,571	757	2000	12/01		40
Tempe, AZ	—	2,531	2,921	—	—	2,531	2,921	5,452	1,098	2000	12/01		40

Clairton Mini Mart:
Clairton, PA	—	215	701	—	—	215	701	916	307	1986	01/06		25

Coastal Bend Skates:
Aransas Pass, TX	—	90	1,241	245	—	89	1,485	1,574	579	1983	03/99		40

Continental Rental:
Lapeer, MI	—	88	633	—	—	88	603	691	145	2007	10/05		40

Cool Crest:
Independence, MO	—	1,838	1,534	75	—	1,838	1,609	3,447	378	1988	05/07		40

CORA Rehabilitation Clinics:
Orlando, FL	—	80	221	—	—	80	221	301	71	2001	02/04		40

Crest Furniture:
Woodbridge, NJ (n)	—	3,750	5,983	—	—	3,750	5,983	9,733	2,088	1994	01/03		40

CrossAmerica:
Antioch, IL	—	261	2,244	—	—	261	2,244	2,505	4	1988	12/16		25
Fox Lake, IL	—	252	1,184	—	—	252	1,184	1,436	2	1997	12/16		30
Grayslake, IL	—	194	924	—	—	194	924	1,118	2	1988	12/16		25
Joliet, IL	—	87	1,418	—	—	87	1,418	1,505	2	2005	12/16		30
Lincolnshire, IL	—	350	1,146	—	—	350	1,146	1,496	2	1984	12/16		20
Loves Park, IL	—	107	829	—	—	107	829	936	1	2000	12/16		30
Markham, IL	—	145	1,483	—	—	145	1,483	1,628	2	2007	12/16		30
Matteson, IL	—	475	1,202	—	—	475	1,202	1,677	2	2001	12/16		30
Orland Park, IL	—	204	1,290	—	—	204	1,290	1,494	2	1992	12/16		25
Richton Park, IL	—	126	1,021	—	—	126	1,021	1,147	1	2005	12/16		40
Rockford, IL	—	263	742	—	—	263	742	1,005	1	1997	12/16		30
Rockford, IL	—	136	1,167	—	—	136	1,167	1,303	2	1968	12/16		20
Rockford, IL	—	214	1,002	—	—	214	1,002	1,216	2	1987	12/16		20
Rockford, IL	—	97	1,205	—	—	97	1,205	1,302	2	2002	12/16		30
Spring Grove, IL	—	233	1,068	—	—	233	1,068	1,301	2	1987	12/16		20
Wadsworth, IL	—	398	835	—	—	398	835	1,233	1	1997	12/16		30
Wauconda, IL	—	338	2,629	—	—	338	2,629	2,967	4	1991	12/16		25

CVS:
Lafayette, LA	—	968	—	—	—	968	(c)	968	(c)	1995	01/96		(c)
Fort Lauderdale, FL	—	3,165	3,319	190	—	3,165	3,509	6,674	1,493	1995	02/96		33
Midwest City, OK	—	673	1,103	—	—	673	1,103	1,776	574	1996	03/96		40
Pantego, TX	—	1,016	1,449	—	—	1,016	1,449	2,465	708	1997	06/97		40
Arlington, TX	—	2,079	—	1,397	—	2,079	1,397	3,476	642	1998	11/97	(g)	40
Leavenworth, KS	—	726	—	1,331	—	726	1,331	2,057	617	1998	11/97	(g)	40
Lewisville, TX	—	789	—	1,335	—	789	1,335	2,124	611	1998	04/98	(g)	40
Forest Hill, TX	—	692	—	1,175	—	692	1,175	1,867	540	1998	04/98	(g)	40
Garland, TX	—	1,477	—	1,400	—	1,477	1,400	2,877	635	1998	06/98	(g)	40
Oklahoma City, OK	—	1,581	—	1,471	—	1,581	1,471	3,052	660	1999	08/98	(g)	40
Dallas, TX	—	2,618	—	2,571	—	2,618	2,571	5,189	849	2003	06/99	(g)	40
Gladstone, MO	—	1,851	—	1,740	—	1,851	1,740	3,591	712	2000	12/99	(g)	40

Dairy Queen:
Lubbock, TX	—	313	450	—	—	313	450	763	56	1981	02/15		15

Dave & Buster's:
Hilliard, OH	—	934	4,689	—	—	934	4,689	5,623	1,187	1998	11/06		40
Tulsa, OK	—	1,862	—	2,105	—	1,862	2,105	3,967	419	2009	04/08	(m)	40
Wauwatosa, WI	—	5,694	—	5,638	—	5,694	5,638	11,332	957	2010	12/08	(m)	40
Orlando, FL	—	8,114	—	4,224	—	8,114	4,224	12,338	576	2011	06/10	(m)	40
Oklahoma City, OK	—	3,156	—	4,870	—	3,156	4,870	8,026	604	2012	02/11	(m)	40
Dallas, TX	—	5,052	—	8,808	—	5,052	8,808	13,860	890	2012	03/12	(m)	40
Livonia, MI	—	2,116	—	7,758	—	2,116	7,758	9,874	590	2013	04/13	(m)	40
Euless, TX	—	2,592	—	7,563	—	2,592	7,563	10,155	307	2015	08/14	(m)	40

DaVita Dialysis:
Columbus, OH	—	527	1,426	—	—	527	1,426	1,953	117	2000	07/14		30

Del Frisco's:
Fort Worth, TX	—	351	5,874	—	—	351	5,874	6,225	1,750	1890	01/11		20
Greenwood Village, CO	—	1,863	5,649	—	—	1,863	5,649	7,512	1,683	1979	01/11		20

Denny's:
Clifton, CO	—	245	732	375	—	245	1,107	1,352	340	1998	12/01		40
Columbus, TX	—	428	817	—	—	428	817	1,245	307	1997	12/01		40
Alexandria, VA	—	604	196	—	—	604	196	800	101	1981	09/06		20
Amarillo, TX	—	590	632	—	—	590	632	1,222	325	1982	09/06		20
Arlington Heights, IL	—	470	228	—	—	470	228	698	117	1977	09/06		20
Austintown, OH	—	466	397	—	—	466	397	863	204	1980	09/06		20
Boardman Township, OH	—	497	258	—	—	497	258	755	133	1977	09/06		20
Campbell, CA	—	460	238	—	—	460	238	698	123	1976	09/06		20
Carson, CA	—	1,246	157	—	—	1,246	157	1,403	81	1975	09/06		20
Chehalis, WA	—	415	287	—	—	415	287	702	148	1977	09/06		20
Chubbuck, ID	—	350	394	—	—	344	394	738	203	1983	09/06		20
Clackamas, OR	—	468	407	—	—	468	407	875	210	1993	09/06		20
Collinsville, IL	—	676	283	—	—	676	283	959	146	1979	09/06		20
Colorado Springs, CO	—	321	377	—	—	321	377	698	194	1984	09/06		20
Colorado Springs, CO	—	585	390	—	—	585	390	975	201	1978	09/06		20
Corpus Christi, TX (n)	—	345	776	300	—	345	1,076	1,421	529	1980	09/06		20
Dallas, TX	—	497	150	—	—	497	150	647	77	1979	09/06		20
Enfield, CT	—	684	229	—	—	684	229	913	118	1976	09/06		20
Fairfax, VA	—	768	683	—	—	768	683	1,451	351	1979	09/06		20
Federal Way, WA	—	543	193	—	—	543	193	736	99	1977	09/06		20
Florissant, MO	—	443	238	—	—	443	238	681	122	1977	09/06		20
Fort Worth, TX	—	392	314	—	—	392	314	706	162	1974	09/06		20
Hermitage, PA	—	321	420	—	—	321	420	741	216	1980	09/06		20
Houston, TX	—	504	348	—	—	504	348	852	179	1976	09/06		20
Indianapolis, IN	—	358	767	—	—	358	767	1,125	394	1978	09/06		20
Indianapolis, IN	—	310	590	—	—	310	590	900	303	1981	09/06		20
Indianapolis, IN	—	326	511	—	—	326	511	837	263	1978	09/06		20
Indianapolis, IN	—	231	511	—	—	231	511	742	263	1974	09/06		20
Kernersville, NC	—	407	557	—	—	407	557	964	287	2000	09/06		20
Lafayette, IN	—	424	773	—	—	416	773	1,189	398	1978	09/06		20
Laurel, MD	—	528	379	—	—	528	379	907	195	1976	09/06		20
Little Rock, AR	—	703	180	—	—	703	180	883	92	1979	09/06		20
Maplewood, MN	—	630	271	—	—	630	271	901	140	1983	09/06		20
Merriville, IN	—	368	813	—	—	368	813	1,181	418	1976	09/06		20
N. Miami, FL	—	855	151	—	—	855	151	1,006	78	1977	09/06		20
Nampa, ID	—	357	729	—	—	357	729	1,086	375	1979	09/06		20
North Richland Hills, TX	—	500	130	—	—	500	130	630	67	1970	09/06		20
Omaha, NE	—	496	314	—	—	496	314	810	162	1994	09/06		20
Pompano Beach, FL	—	436	394	—	—	436	394	830	203	1976	09/06		20
Provo, UT	—	519	216	—	—	513	216	729	111	1978	09/06		20
Pueblo, CO	—	475	302	—	—	475	302	777	155	1980	09/06		20
Raleigh, NC	—	1,094	482	—	—	1,094	482	1,576	248	1984	09/06		20
St. Louis, MO	—	520	266	—	—	520	266	786	137	1973	09/06		20
Sugarland, TX	—	315	334	—	—	315	334	649	172	1997	09/06		20
Tacoma, WA	—	580	201	—	—	575	201	776	103	1984	09/06		20
Tucson, AZ	—	922	290	—	—	922	290	1,212	149	1979	09/06		20
Wethersfield, CT	—	884	176	—	—	884	176	1,060	91	1978	09/06		20
Worcester, MA	—	383	493	—	—	383	493	876	253	1978	09/06		20
Boise, ID	—	514	477	—	—	514	477	991	239	1983	12/06		20
St. Louis, MO	—	635	303	—	—	635	303	938	151	1980	01/07		20
Virginia Gardens, FL	—	793	133	—	—	793	133	926	66	1977	01/07		20
Akron, OH	—	308	1,062	—	—	308	1,062	1,370	125	1992	06/13		30
Moab, UT	—	395	1,432	—	—	395	1,432	1,827	90	2000	02/15		30

Dickey's Barbeque Pit:
Medina, OH	—	405	464	104	—	370	568	938	191	1996	12/01		40

Dick's Sporting Goods:
Taylor, MI	—	1,920	3,527	—	—	1,920	3,527	5,447	1,790	1996	08/96		40
White Marsh, MD	—	2,681	3,917	—	—	2,681	3,917	6,598	1,987	1996	08/96		40

Dollar General:
San Antonio, TX	—	441	784	—	—	441	196	637	20	1993	12/93		30
Memphis, TN	—	266	1,136	46	—	266	1,182	1,448	509	1998	12/97		40
High Springs, FL	—	409	—	1,072	—	432	1,072	1,504	164	2010	07/10	(m)	40
Inverness, FL	—	459	—	1,046	—	471	1,046	1,517	156	2011	08/10	(m)	40
Cocoa, FL	—	385	—	935	—	406	935	1,341	143	2010	08/10	(m)	40
Palm Bay, FL	—	355	—	1,011	—	365	1,011	1,376	153	2010	08/10	(m)	40
Deland, FL	—	585	—	958	—	585	958	1,543	141	2010	11/10	(m)	40
Seffner, FL	—	673	—	1,223	—	655	1,223	1,878	180	2011	12/10	(m)	40
Hernando, FL	—	372	—	970	—	372	970	1,342	138	2011	01/11	(m)	40
Titusville, FL	—	512	—	1,002	—	512	1,002	1,514	135	2011	04/11	(m)	40
Disputanta, VA	—	170	—	720	—	170	720	890	95	2011	09/11	(o)	40
Lumberton, NC	—	115	—	902	—	115	902	1,017	112	2012	10/11	(m)	40
Newport News, VA	—	363	—	967	—	363	967	1,330	124	2011	10/11	(m)	40
Cumberland, VA	—	317	—	1,147	—	317	1,147	1,464	137	2012	12/11	(m)	40
Aberdeen, NC	—	156	—	821	—	156	821	977	97	2012	01/12	(m)	40
Richmond, VA	—	144	—	863	—	144	863	1,007	96	2012	02/12	(m)	40
Danville, VA	—	155	—	864	—	155	864	1,019	100	2012	03/12	(m)	40
Cascade, VA	—	139	—	806	—	139	806	945	92	2012	03/12	(m)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Sanford, NC	—	147	—	834	—	147	834	981	91	2012	04/12	(m)	40
Leland, NC	—	245	—	892	—	245	892	1,137	94	2012	06/12	(m)	40
Sanford, NC	—	206	—	829	—	206	829	1,035	87	2012	07/12	(m)	40
Richmond, VA	—	305	—	902	—	305	902	1,207	93	2012	08/12	(m)	40
Martinsville, VA	—	165	—	831	—	165	831	996	84	2012	09/12	(m)	40
Yerington, NV	—	313	—	1,170	—	313	1,170	1,483	116	2013	09/12	(m)	40
Hawthorne, NV	—	210	1,069	—	—	210	1,069	1,279	108	2012	12/12		40
Norfolk, VA	—	455	—	929	—	455	929	1,384	82	2013	03/13	(m)	40
Suffolk, VA	—	186	—	958	—	186	958	1,144	85	2013	03/13	(m)	40
Suffolk, VA	—	128	—	1,010	—	128	1,010	1,138	85	2013	04/13	(m)	40
Irving, NY	—	210	—	961	—	210	961	1,171	77	2013	06/13	(m)	40
Oakfield, NY	—	257	—	1,108	—	271	1,108	1,379	75	2014	10/13	(m)	40
Holland, NY	—	176	—	1,103	—	176	1,103	1,279	68	2014	12/13	(m)	40
Jeffersonville, IN	—	115	960	—	—	115	960	1,075	79	2010	02/14		35
LaFayette, LA	—	157	378	—	—	157	378	535	37	2002	07/14		25
Youngsville, LA	—	98	370	—	—	98	370	468	36	2002	07/14		25

Dollar Tree:
Garland, TX	—	239	626	—	—	239	626	865	243	1994	02/94		40
Homestead, PA	—	256	—	1,964	—	310	1,910	2,220	42	2016	02/97	(g)	40
Copperas Cove, TX	—	242	512	194	—	242	706	948	451	1972	11/98		40
Marietta, GA	—	525	—	787	—	524	787	1,311	49	1997	12/14	(o)	30

Don Tello's Tex-Mex Grill:
Lithonia, GA	—	923	1,276	27	—	923	1,303	2,226	307	2002	06/07		40

Dr. Clean Dry Cleaners:
Monticello, NY	—	20	72	—	—	20	72	92	21	1996	03/05		40

Eagle Tax Center:
Hollywood, FL	—	203	46	19	—	124	—	124	—	1960	12/05		15

Ecotech Institute:
Aurora, CO	—	5,076	13,874	5,663	—	5,041	19,537	24,578	4,288	1986	04/07		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Austin, TX	—	2,291	1,770	4,999	—	2,291	6,769	9,060	850	1996	12/11		35

El Jalapeno:
Indianapolis, IN	—	223	483	79	—	223	562	785	273	1979	09/06		20

Empire Buffet:
Las Cruces, NM	—	947	—	2,390	—	947	2,390	3,337	577	2006	01/06	(m)	40

Encore at Crosswoods:
Columbus, OH	—	1,032	1,107	—	—	1,032	1,107	2,139	416	1998	12/01		40

Express Mart:
Thomasville, NC	—	140	228	—	—	140	228	368	28	1962	07/14		20

Express Oil Change:
Birmingham, AL	—	470	695	—	—	470	695	1,165	153	2008	02/08	(f)	40
Florence, AL	—	110	381	—	—	110	381	491	113	1987	02/08		30
Helena, AL	—	363	628	—	—	363	628	991	139	1998	02/08		40
Muscle Shoals, AL	—	168	624	—	—	168	624	792	185	1985	02/08		30
Opelika, AL	—	547	680	—	—	547	680	1,227	151	2006	02/08		40
Cordova, TN	—	639	785	—	—	639	785	1,424	158	2000	12/08		40
Horn Lake, MS	—	326	611	—	—	326	611	937	140	1998	12/08		35
Lakeland, TN	—	186	489	—	—	186	489	675	98	2000	12/08		40
Memphis, TN	—	402	721	—	—	402	721	1,123	145	2001	12/08		40
Houston, TX	—	651	—	648	—	543	648	1,191	72	2012	02/12	(m)	40
Katy, TX	—	539	—	830	—	539	829	1,368	84	2012	07/12	(m)	40
Chattanooga, TN	—	239	1,214	—	—	239	1,214	1,453	170	1998	10/12		30
Chattanooga, TN	—	224	173	—	—	224	173	397	24	2001	10/12		30
Chattanooga, TN	—	238	1,756	—	—	238	1,756	1,994	246	1998	10/12		30
Cleveland, TN	—	318	1,064	—	—	318	1,064	1,382	128	2004	10/12		35
Fort Oglethorpe, GA	—	241	331	—	—	241	331	572	40	2003	10/12		35
Marietta, GA	—	618	30	—	—	618	30	648	4	1988	12/12		30
Smyrna, GA	—	295	1,092	—	—	295	1,092	1,387	177	1984	12/12		25
Houston, TX	—	550	—	983	—	550	983	1,533	46	2014	05/14		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Boaz, AL	—	205	368	—	—	205	368	573	28	1995	01/15		25
Gadsden, AL	—	116	690	—	—	116	690	806	44	1999	01/15		30
Rainbow City, AL	—	164	653	—	—	164	653	817	50	1992	01/15		25
Seffner, FL	—	155	593	—	—	155	593	748	31	2008	02/15		35
Fayetteville, TN	—	117	860	—	—	117	860	977	49	1998	04/15		30
Huntsville, AL	—	292	526	—	—	292	526	818	30	1995	04/15		30
Huntsville, AL	—	214	710	—	—	214	710	924	48	1995	04/15		25
Madison, AL	—	319	1,006	—	—	319	1,006	1,325	57	1992	04/15		30
Houston, TX	—	576	—	1,017	—	576	1,017	1,593	3	2016	04/16	(m)	(k)
Tampa, FL	—	718	—	1,020	—	718	1,020	1,738	1	2016	06/16	(m)	(k)
West Point, MS	—	335	—	—	—	335	(e)	335	(e)	(e)	10/16		(m)

Fallas Paredes:
Arlington, TX	—	318	1,680	242	—	318	1,923	2,241	931	1996	06/96		38
Houston, TX	—	2,311	1,628	270	—	2,583	1,628	4,211	724	1976	03/99	(g)	40

Family Dollar:
Albany, NY	—	34	824	—	—	34	824	858	253	1992	09/04		40
Cohoes, NY	—	140	753	49	—	140	802	942	265	1994	09/04		40
Hudson Falls, NY	—	51	380	625	—	187	869	1,056	163	1993	09/04		40
Monticello, NY	—	96	352	—	—	96	352	448	104	1996	03/05		40
Richmond, TX	—	366	1,059	—	—	366	1,059	1,425	87	2012	02/14		35
Spring, TX	—	199	1,152	—	—	199	1,152	1,351	95	2012	02/14		35
Bartlesville, OK	—	110	445	—	—	110	445	555	44	2001	07/14		25
Huntsville, AL	—	141	596	—	—	141	596	737	49	2005	07/14		30
Tulsa, OK	—	70	519	—	—	70	519	589	51	2001	07/14		25

Famous Footwear:
Lapeer, MI	—	163	835	—	—	163	812	975	191	2007	10/05		40

Famsa:
Harlingen, TX	—	317	756	170	—	317	926	1,243	351	1999	11/98	(f)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Ferguson:
Destin, FL	—	554	1,012	253	—	554	1,265	1,819	301	2006	03/07		40
Union City, GA	—	144	1,260	—	—	144	1,260	1,404	203	2010	05/11		35

Fikes Wholesale:
Belton, TX	—	722	1,814	—	—	722	1,814	2,536	279	2007	08/11		35
Godley, TX	—	1,453	2,084	—	—	1,453	2,084	3,537	320	2008	08/11		35
Killeen, TX	—	1,053	833	—	—	1,053	833	1,886	128	2007	08/11		35
Killeen, TX	—	1,302	2,514	—	—	1,302	2,514	3,816	386	2008	08/11		35
McGregor, TX	—	511	1,484	—	—	511	1,484	1,995	228	2006	08/11		35
Thorndale, TX	—	331	984	—	—	331	984	1,315	151	2007	08/11		35
Valley Mills, TX	—	711	2,114	—	—	711	2,114	2,825	325	2006	08/11		35
West, TX	—	402	864	—	—	402	864	1,266	155	1999	08/11		30
Gladewater, TX	—	145	2,107	—	—	145	2,107	2,252	138	2007	09/14		35
Hearne, TX	—	68	2,184	—	—	68	2,184	2,252	167	1996	09/14		30
Jarrell, TX	—	541	2,965	—	—	541	2,965	3,506	194	2009	09/14		35
Killeen, TX	—	628	2,878	—	—	628	2,878	3,506	188	2013	09/14		35
Liberty Hill, TX	—	203	3,303	—	—	203	3,303	3,506	216	2013	09/14		35
Rosebud, TX	—	58	1,847	—	—	58	1,847	1,905	121	2012	09/14		35
Temple, TX (n)	—	1,052	3,302	—	—	1,052	3,302	4,354	216	2012	09/14		35
Waco, TX	—	1,400	2,106	—	—	1,400	2,106	3,506	161	1997	09/14		30
Claude, TX	—	193	3,728	—	—	193	3,728	3,921	111	2013	12/15		35
Covington, TX	—	164	2,512	—	—	164	2,512	2,676	87	2001	12/15		30
Hamilton, TX	—	97	2,175	—	—	97	2,175	2,272	91	1987	12/15		25
Lott, TX	—	135	3,236	—	—	135	3,236	3,371	96	2013	12/15		35
Salado, TX	—	715	3,206	—	—	715	3,206	3,921	95	2014	12/15		35
Temple, TX	—	77	2,291	—	—	77	2,291	2,368	68	2012	12/15		35
Vernon, TX	—	154	5,850	—	—	154	5,850	6,004	152	2015	12/15		40
Milton, FL	—	1,498	—	3,289	—	1,498	3,289	4,787	3	2016	04/16	(m)	(k)
Giddings, TX	—	845	—	—	—	845	(e)	845	(e)	(e)	11/16		(m)
Daphne, AL	—	1,411	1,247	—	—	1,411	1,247	2,658	2	2006	12/16		30
Foley, AL	—	783	1,721	—	—	783	1,721	2,504	2	2007	12/16		40

First Cash Pawn:
Alice, TX	—	318	578	—	—	318	578	896	217	1995	12/01		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Five Below:
Florissant, MO	—	249	294	849	—	250	1,142	1,392	212	1996	04/03	(g)	40

Five Guys Burgers and Fries:
Middleburg Heights, OH	—	497	260	250	—	497	510	1,007	200	1976	09/06		20

Flash Markets:
Lebanon, TN	—	582	—	2,063	—	582	2,063	2,645	458	2007	03/07	(m)	40

Fleming's:
Akron, OH	—	475	3,140	—	—	475	3,140	3,615	430	2005	03/12		35

Floor & Decor:
Knoxville, TN	—	2,364	—	7,879	—	2,364	7,879	10,243	189	2016	09/15	(m)	40

Food 4 Less:
Chula Vista, CA	—	3,569	—	—	—	3,569	(c)	3,569	(c)	1995	11/98		(c)

Food Fast:
Bossier City, LA	—	883	658	—	—	883	658	1,541	419	1975	06/07		15
Brownsboro, TX	—	328	385	—	—	328	385	713	122	1990	06/07		30
Flint, TX	—	272	411	—	—	272	411	683	157	1985	06/07		25
Forney, TX	—	545	707	—	—	545	707	1,252	225	1989	06/07		30
Forney, TX	—	473	654	—	—	473	654	1,127	208	1990	06/07		30
Gun Barrel City, TX	—	270	386	—	—	270	386	656	147	1986	06/07		25
Gun Barrel City, TX	—	242	467	—	—	242	467	709	178	1988	06/07		25
Jacksonville, TX	—	660	632	—	—	660	632	1,292	402	1976	06/07		15
Kemp, TX	—	581	505	—	—	581	505	1,086	193	1986	06/07		25
Longview, TX	—	360	535	—	—	360	535	895	204	1983	06/07		25
Longview, TX	—	403	572	—	—	403	572	975	218	1985	06/07		25
Longview, TX	—	252	304	—	—	252	304	556	116	1983	06/07		25
Longview, TX	—	426	382	—	—	426	382	808	146	1984	06/07		25
Longview, TX	—	271	431	—	—	271	431	702	137	1990	06/07		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Mabank, TX	—	229	494	—	—	229	494	723	188	1986	06/07		25
Mt. Vernon, TX	—	292	666	2,800	—	292	2,800	3,092	260	2013	06/07	(m)	40
Tyler, TX	—	323	283	—	—	323	283	606	135	1978	06/07		20
Tyler, TX	—	742	546	—	—	742	546	1,288	208	1985	06/07		25
Tyler, TX	—	188	329	—	—	188	329	517	125	1984	06/07		25
Tyler, TX	—	542	403	—	—	481	403	884	154	1984	06/07		25
Tyler, TX	—	488	831	—	—	488	831	1,319	397	1980	06/07		20
Tyler, TX	—	316	545	—	—	316	545	861	173	1989	06/07		30

Fort Ticonderoga:
Ticonderoga, NY	—	89	689	60	—	89	749	838	221	1993	09/04		40

Fresenius Medical Care:
Houston, TX	—	422	1,915	518	—	422	2,434	2,856	633	1995	08/06		40
Rockford, MI	—	226	1,404	—	—	226	1,404	1,630	115	2002	07/14		30

Fresh Market:
Gainesville, FL	—	317	1,248	656	—	317	1,904	2,221	573	1982	03/99		40

Frisch's Big Boy:
Batavia, OH	—	319	2,637	—	—	319	2,637	2,956	121	1995	08/15		30
Bethel, OH	—	242	2,512	—	—	242	2,512	2,754	138	1982	08/15		25
Burlington, KY	—	589	2,357	—	—	589	2,357	2,946	108	1995	08/15		30
Cincinnati, OH	—	271	939	—	—	271	939	1,210	52	1994	08/15		25
Cincinnati, OH	—	638	1,845	—	—	638	1,845	2,483	101	1993	08/15		25
Cincinnati, OH	—	695	2,173	—	—	695	2,173	2,868	100	1982	08/15		30
Cincinnati, OH	—	183	3,283	—	—	183	3,283	3,466	181	1980	08/15		25
Cincinnati, OH	—	976	1,806	—	—	976	1,806	2,782	71	2011	08/15		35
Cincinnati, OH	—	329	1,672	—	—	329	1,672	2,001	92	1988	08/15		25
Cincinnati, OH	—	319	2,753	—	—	319	2,753	3,072	126	2007	08/15		30
Cincinnati, OH	—	290	3,100	—	—	290	3,100	3,390	171	1985	08/15		25
Cincinnati, OH	—	754	1,044	—	—	754	1,044	1,798	48	1997	08/15		30
Cincinnati, OH	—	782	1,961	—	—	782	1,961	2,743	108	1973	08/15		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Cincinnati, OH	—	300	1,952	—	—	300	1,952	2,252	107	1990	08/15	25
Cincinnati, OH	—	445	929	—	—	445	929	1,374	43	2005	08/15	30
Cincinnati, OH	—	541	1,981	—	—	541	1,981	2,522	109	1964	08/15	25
Cincinnati, OH	—	435	3,457	—	—	435	3,457	3,892	190	1970	08/15	25
Cincinnati, OH	—	734	1,768	—	—	734	1,768	2,502	97	1991	08/15	25
Cincinnati, OH	—	387	1,865	—	—	387	1,865	2,252	85	1996	08/15	30
Cincinnati, OH	—	657	1,874	—	—	657	1,874	2,531	103	1986	08/15	25
Cold Spring, KY	—	763	2,144	—	—	763	2,144	2,907	98	1993	08/15	30
Covington, KY	—	522	2,444	—	—	522	2,444	2,966	112	1991	08/15	30
Dayton, OH	—	464	2,029	—	—	464	2,029	2,493	93	1988	08/15	30
Dayton, OH	—	589	1,662	—	—	589	1,662	2,251	76	2006	08/15	30
Dayton, OH	—	348	1,633	—	—	348	1,633	1,981	90	1990	08/15	25
Dayton, OH	—	445	1,276	—	—	445	1,276	1,721	50	2008	08/15	35
Dayton, OH	—	407	349	—	—	407	349	756	14	2010	08/15	35
Dayton, OH	—	261	1,392	—	—	261	1,392	1,653	77	1985	08/15	25
Eaton, OH	—	319	1,267	—	—	319	1,267	1,586	70	1992	08/15	25
Englewood, OH	—	348	1,846	—	—	348	1,846	2,194	102	1976	08/15	25
Erlanger, KY	—	425	1,740	—	—	425	1,740	2,165	96	1991	08/15	25
Fairborn, OH	—	348	1,305	—	—	348	1,305	1,653	60	1989	08/15	30
Fairfield, OH	—	580	1,556	—	—	580	1,556	2,136	86	1976	08/15	25
Florence, KY	—	850	1,971	—	—	850	1,971	2,821	90	2001	08/15	30
Florence, KY	—	860	1,903	—	—	860	1,903	2,763	105	1986	08/15	25
Fort Mitchell, KY	—	792	3,051	—	—	792	3,051	3,843	140	1988	08/15	30
Franklin, OH	—	415	2,425	—	—	415	2,425	2,840	111	1987	08/15	30
Franklin, OH	—	406	1,749	—	—	406	1,749	2,155	96	1977	08/15	25
Gahanna, OH	—	389	165	—	—	389	165	554	8	1994	08/15	30
Greensburg, IN	—	464	1,575	—	—	464	1,575	2,039	72	1990	08/15	30
Grove City, OH	—	406	1,846	—	—	406	1,846	2,252	85	1993	08/15	30
Groveport, OH	—	145	1,084	—	—	145	1,084	1,229	50	1992	08/15	30
Hamilton, OH	—	310	1,045	—	—	310	1,045	1,355	57	1968	08/15	25
Hamilton, OH	—	560	1,894	—	—	560	1,894	2,454	87	2009	08/15	30
Harrison, OH	—	338	2,685	—	—	338	2,685	3,023	123	1989	08/15	30
Heath, OH	—	939	348	—	—	939	348	1,287	14	2011	08/15	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Hillsboro, OH	—	502	2,926	—	—	502	2,926	3,428	161	1980	08/15	25
Independence, KY	—	657	1,816	—	—	657	1,816	2,473	83	2009	08/15	30
Lancaster, OH	—	570	1,604	—	—	570	1,604	2,174	74	1992	08/15	30
Lawrenceburg, IN	—	550	3,071	—	—	550	3,071	3,621	121	2010	08/15	35
Lebanon, OH	—	560	2,550	—	—	560	2,550	3,110	117	2006	08/15	30
Lexington, KY	—	734	1,382	—	—	734	1,382	2,116	54	2013	08/15	35
Lexington, KY	—	647	2,289	—	—	647	2,289	2,936	126	1976	08/15	25
Louisville, KY	—	891	97	—	—	891	97	988	4	1994	08/15	30
Louisville, KY	—	628	1,691	—	—	628	1,691	2,319	78	1990	08/15	30
Loveland, OH	—	241	2,666	—	—	241	2,666	2,907	147	1980	08/15	25
Loveland, OH	—	184	1,740	—	—	184	1,740	1,924	80	1990	08/15	30
Marysville, OH	—	281	823	—	—	281	823	1,104	38	1993	08/15	30
Mason, OH	—	531	1,981	—	—	531	1,981	2,512	109	1987	08/15	25
Maysville, KY	—	454	3,119	—	—	454	3,119	3,573	172	1992	08/15	25
Miamisburg, OH	—	551	1,701	—	—	551	1,701	2,252	94	1970	08/15	25
Middletown, OH	—	823	310	—	—	823	310	1,133	12	2013	08/15	35
Middletown, OH	—	155	1,952	—	—	155	1,952	2,107	107	1966	08/15	25
Milford, OH	—	309	1,942	—	—	309	1,942	2,251	107	1960	08/15	25
New Albany, IN	—	493	1,238	—	—	493	1,238	1,731	57	1995	08/15	30
Shepherdsville, KY	—	793	1,092	—	—	793	1,092	1,885	50	2009	08/15	30
Springfield, OH	—	560	1,691	—	—	560	1,691	2,251	78	2007	08/15	30
Tipp City, OH	—	503	919	—	—	503	919	1,422	42	1996	08/15	30
Troy, OH	—	445	1,807	—	—	445	1,807	2,252	83	1987	08/15	30
Urbana, OH	—	252	1,142	—	—	252	1,142	1,394	63	1991	08/15	25
Washington, OH	—	300	1,672	—	—	300	1,672	1,972	77	1990	08/15	30
Wilmington, OH	—	377	2,502	—	—	377	2,502	2,879	138	1973	08/15	25
Winchester, KY	—	348	1,325	—	—	348	1,325	1,673	61	2008	08/15	30
Xenia, OH	—	261	2,299	—	—	261	2,299	2,560	105	1986	08/15	30

Fuel Up:
Chambersburg, PA	—	76	197	—	—	76	197	273	112	1990	08/05	20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Fuel-On:
Bloomsburg, PA	—	541	146	—	—	541	146	687	83	1967	08/05		20
Emporium, PA	—	380	569	—	—	380	569	949	323	1996	08/05		20
Johnsonburg, PA	—	781	504	—	—	781	504	1,285	286	1978	08/05		20
Kane, PA	—	478	592	—	—	356	—	356	—	1984	08/05		0
Luzerne, PA	—	171	415	—	—	171	415	586	236	1989	08/05		20
Ridgway, PA	—	382	259	—	—	382	259	641	147	1975	08/05		20
St. Mary's, PA	—	274	261	—	—	274	261	535	148	1979	08/05		20
White Haven, PA (n)	—	486	867	—	—	486	867	1,353	493	1990	08/05		20
Danville, PA	—	180	359	—	—	180	359	539	98	1988	01/06		40
Houtzdale, PA	—	541	500	—	—	356	—	356	—	1977	01/06		0
Minersville, PA	—	680	582	—	—	680	582	1,262	159	1974	01/06		40
Pittsburgh, PA	—	905	1,346	—	—	905	1,346	2,251	369	1967	01/06		40
Zelienople, PA	—	160	437	—	—	160	437	597	120	1988	01/06		40

Fuji Japanese Steakhouse:
Farmington, NM	—	2,757	—	773	—	2,757	773	3,530	159	2003	12/07	(o)	40

Furniture Bank:
Columbus, OH	—	1,596	934	226	—	1,605	1,152	2,757	295	1970	11/04	(o)	40

Furr's Family Dining:
Moore, OK	—	939	—	2,429	—	939	2,429	3,368	559	2007	03/07	(m)	40
Arlington, TX	—	1,061	—	1,594	—	1,061	1,594	2,655	247	2010	04/10	(m)	40
McAllen, TX	—	520	1,700	—	—	520	1,700	2,220	286	2004	12/11		30

Gander Mountain:
Florence, AL	—	1,034	—	4,315	—	851	4,315	5,166	463	2012	06/04	(m)	40
Amarillo, TX	—	1,514	5,781	—	—	1,514	5,781	7,295	1,752	2004	11/04		40
DeForest, WI	—	2,798	10,953	2,500	—	2,787	13,413	16,200	2,308	2008	09/10		35
Springfield, IL	—	1,717	7,622	—	—	1,717	7,622	9,339	1,370	2009	09/10		35
Onalaska, WI	—	1,963	—	6,817	—	1,733	6,817	8,550	973	2011	10/10	(m)	40
Ocala, FL	—	3,315	8,908	—	—	3,315	8,908	12,223	1,580	2008	10/10		35
Bowling Green, KY	—	1,777	7,319	—	—	1,777	7,319	9,096	1,141	2007	07/11		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Eau Claire, WI	—	2,263	8,418	—	—	2,263	8,418	10,681	1,313	2008	07/11		35
Roanoke, VA	—	1,769	8,120	—	—	1,769	8,120	9,889	1,266	2008	07/11		35
Greenfield, IN	—	878	—	6,166	—	878	6,166	7,044	405	2014	12/13	(m)	40
Lakeville, MN	—	3,243	11,191	—	—	3,243	11,191	14,434	668	2003	03/15		30
Chesterfield, MO	—	3,424	—	7,711	—	3,424	7,711	11,135	217	2015	06/15	(m)	40

Gate Petroleum:
Concord, NC	—	852	1,201	—	—	852	1,201	2,053	346	2001	06/05		40
Rocky Mount, NC	—	259	1,164	—	—	259	1,164	1,423	336	2000	06/05		40

Gerber Collision:
Garner, NC	—	352	1,056	—	—	352	1,056	1,408	200	1972	03/13		20
Estero, FL	—	839	—	2,135	—	839	2,135	2,974	53	2015	10/14	(m)	(k)
Woodstock, GA	—	328	1,291	—	—	328	1,291	1,619	91	1990	11/14		30
Roswell, GA	—	958	—	1,920	—	961	1,920	2,881	138	2015	12/14	(m)	25
Tucson, AZ	—	330	1,746	—	—	330	1,746	2,076	97	2008	01/15		35
Tucson, AZ	—	242	1,518	—	—	242	1,518	1,760	99	2002	01/15		30

Global:
Augusta, ME	—	234	1,384	—	—	234	1,384	1,618	30	1987	06/16		25
Bedford, NH	—	332	907	—	—	332	907	1,239	20	1980	06/16		25
Bridgeport, CT	—	331	1,762	—	—	331	1,762	2,093	38	1979	06/16		25
Derry, NH	—	176	1,044	—	—	176	1,044	1,220	23	1987	06/16		25
Dover, NH	—	497	926	—	—	497	926	1,423	17	2004	06/16		30
Epping, NH	—	798	1,363	—	—	798	1,363	2,161	25	1998	06/16		30
Exeter, NH	—	593	3,258	—	—	593	3,258	3,851	59	2001	06/16		30
Fitzwilliam, NH	—	146	2,404	—	—	146	2,404	2,550	52	1993	06/16		25
Gardner, MA	—	88	2,764	—	—	88	2,764	2,852	60	1968	06/16		25
Hanover, MA	—	380	1,131	—	—	380	1,131	1,511	24	1991	06/16		25
Johnston, RI	—	478	1,082	—	—	478	1,082	1,560	23	1992	06/16		25
Manchester, CT	—	584	1,869	—	—	584	1,869	2,453	40	1983	06/16		25
Middleton, MA	—	331	1,694	—	—	331	1,694	2,025	31	2001	06/16		30
Milford, MA	—	642	1,869	—	—	642	1,869	2,511	40	1972	06/16		25
Nashua, NH	—	351	1,160	—	—	351	1,160	1,511	25	1991	06/16		25
North Easton, MA	—	1,293	2,917	—	—	1,293	2,917	4,210	53	2005	06/16		30
Portland, ME	—	361	732	—	—	361	732	1,093	16	1987	06/16		25
Saugus, MA	—	885	3,209	—	—	885	3,209	4,094	58	1997	06/16		30
Scarborough, ME	—	662	1,393	—	—	662	1,393	2,055	25	1998	06/16		30
Tewksbury, MA	—	449	839	—	—	449	839	1,288	15	2000	06/16		30
Townsend, MA	—	195	1,695	—	—	195	1,695	1,890	37	1983	06/16		25
Waltham, MA	—	467	1,995	—	—	467	1,995	2,462	43	1983	06/16		25
Warwick, RI	—	633	1,120	—	—	633	1,120	1,753	20	2004	06/16		30
Waterville, ME	—	49	1,112	—	—	49	1,112	1,161	24	1987	06/16		25
Westerly, RI	—	506	2,141	—	—	506	2,141	2,647	39	1998	06/16		30
Westerly, RI	—	351	1,830	—	—	351	1,830	2,181	40	1989	06/16		25
Westford, MA	—	448	1,072	—	—	448	1,072	1,520	19	1998	06/16		30
Weymouth, MA	—	214	1,802	—	—	214	1,802	2,016	39	1960	06/16		25
Wyoming, RI	—	409	1,276	—	—	409	1,276	1,685	23	1999	06/16		30
York, ME	—	175	2,812	—	—	175	2,812	2,987	61	1990	06/16		25

Golden Corral:
Lake Placid, FL	—	115	305	54	—	115	359	474	322	1985	05/85		35
Tampa, FL	—	1,188	1,339	—	—	1,188	1,339	2,527	504	1998	12/01		40
Temple Terrace, FL	—	1,330	1,391	—	—	1,330	1,391	2,721	523	1997	12/01		40
Davenport, IA	—	923	2,122	—	—	923	2,122	3,045	114	1998	02/15		35
Orange Park, FL	—	1,074	1,794	—	—	1,074	1,794	2,868	112	1995	02/15		30
Pensacola, FL	—	1,344	3,212	—	—	1,344	3,212	4,556	172	1999	02/15		35

Goodwill:
Sealy, TX	—	612	675	644	—	612	1,319	1,931	398	1982	03/99		40
Fort Worth, TX	—	988	2,368	32	—	988	2,401	3,389	705	1997	02/05		40

Goodyear Truck & Tire:
Anthony, TX	—	(l)	1,242	6	—	(l)	1,248	1,248	294	2007	02/07		40
Beaverdam, OH	—	(l)	1,521	—	—	(l)	1,521	1,521	366	2004	05/07		40
Benton, AR	—	(l)	309	—	—	(l)	309	309	73	2001	05/07		40
Bowman, SC	—	(l)	969	—	—	(l)	969	969	267	1998	05/07		35
Dalton, GA	—	(l)	1,541	—	—	(l)	1,541	1,541	371	2004	05/07		40
Dandridge, TN	—	(l)	1,030	—	—	(l)	1,030	1,030	283	1989	05/07		35
Franklin, OH	—	(l)	563	—	—	(l)	563	563	155	1998	05/07		35
Gary, IN	—	(l)	1,486	—	—	(l)	1,486	1,486	358	2004	05/07		40
Georgetown, KY	—	(l)	679	—	—	(l)	679	679	218	1997	05/07		30
Mebane, NC	—	(l)	561	—	—	(l)	561	561	154	1998	05/07		35
Piedmont, SC	—	(l)	567	—	—	(l)	567	567	156	1999	05/07		35
Port Wentworth, GA	—	(l)	552	—	—	(l)	552	552	152	1998	05/07		35
Valdosta, GA	—	(l)	1,477	—	—	(l)	1,477	1,477	355	2004	05/07		40
Temple, GA	—	(l)	1,065	—	—	(l)	1,065	1,065	243	2007	06/07		40
Whiteland, IN	—	(l)	1,471	—	—	(l)	1,471	1,471	348	2004	07/07		40
Des Moines, IA	—	(l)	816	—	—	(l)	816	816	193	1987	07/07		40
Robinson, TX	—	(l)	1,183	—	—	(l)	1,183	1,183	270	2007	07/07		40
Kearney, MO	—	(l)	1,269	—	—	(l)	1,269	1,269	300	2003	07/07		40
Oklahoma City, OK	—	(l)	1,247	—	—	(l)	1,247	1,247	277	2008	08/07		40
Amarillo, TX	—	(l)	1,158	—	—	(l)	1,158	1,158	247	2008	02/08		40
Jackson, MS	—	(l)	1,281	—	—	(l)	1,281	1,281	271	2008	03/08		40
Glendale, KY	—	(l)	1,066	—	—	(l)	1,066	1,066	219	2008	07/08		40
Lebanon, TN	—	(l)	1,331	—	—	(l)	1,331	1,331	268	2008	08/08	(p)	40
Laredo, TX	—	(l)	1,238	—	—	(l)	1,238	1,238	241	2009	11/08	(p)	40
Midland, TX	—	(l)	1,148	—	—	(l)	1,148	1,148	185	2010	04/10	(p)	40
Tuscaloosa, AL	—	(l)	1,002	—	—	(l)	1,002	1,002	151	2010	08/10	(p)	40
Kenly, NC	—	(l)	1,066	—	—	(l)	1,066	1,066	157	2011	11/10	(p)	40
Matthews, MO	—	(l)	1,042	50	—	(l)	1,092	1,092	150	2011	01/11	(p)	40
Baytown, TX	—	(l)	—	1,375	—	(l)	1,375	1,375	185	2011	05/11	(p)	40
Sunbury, OH	—	(l)	—	1,424	—	(l)	1,424	1,424	179	2011	06/11	(p)	40
Greenwood, LA	—	(l)	—	1,291	—	(l)	1,291	1,291	165	2011	06/11	(p)	40
Joplin, MO	—	(l)	—	1,168	—	(l)	1,168	1,168	150	2011	06/11	(p)	40
Winslow, AZ	—	(l)	—	1,613	—	(l)	1,613	1,613	197	2012	09/11	(p)	40
Gulfport, MS	—	(l)	—	1,377	—	(l)	1,377	1,377	162	2012	11/11	(p)	40
Sulphur Springs, TX	—	(l)	—	1,283	—	(l)	1,283	1,283	148	2012	12/11	(p)	40
Walcott, IA	—	(l)	—	1,673	—	(l)	1,673	1,673	47	2015	07/15	(p)	40
S. Beloit, IL	—	(l)	—	1,927	—	(l)	1,927	1,927	42	2016	08/15	(p)	40
Eloy, AZ	—	(l)	—	1,739	—	(l)	1,739	1,739	38	2016	10/15	(p)	40

Gordmans:
Avon, IN	—	1,302	—	4,178	—	1,302	4,178	5,480	466	2012	12/11	(m)	40
Wyoming, MI	—	1,322	—	4,447	—	1,322	4,447	5,769	273	2014	10/13	(m)	40
Saginaw, MI	—	763	—	4,088	—	763	4,088	4,851	251	2014	02/14	(m)	40

Great Clips:
Swansea, IL	—	46	132	157	—	46	290	336	44	1997	12/01	(g)	40
Lapeer, MI	—	27	194	—	—	27	184	211	44	2007	10/05		40

Green Light Convenience:
Moosic, PA	—	323	309	—	—	323	309	632	176	1980	08/05		20

Guitar Center:
Roseville, MN	—	1,599	1,419	23	—	1,599	1,442	3,041	394	1994	08/06		40

H&R Block:
Swansea, IL	—	46	132	69	—	46	201	247	100	1997	12/01		40
Bristol, VA	—	63	184	40	—	63	224	287	19	2000	07/14		25

Harbor Freight Tools:
Federal Way, WA	—	2,037	1,662	438	—	2,037	2,100	4,137	888	1994	06/98		40
Gastonia, NC	—	994	1,513	146	—	994	1,659	2,653	478	2004	12/04		40
Plainfield, IN	—	503	—	1,633	—	503	1,633	2,136	102	1972	12/14	(o)	30
Houma, LA	—	1,037	—	—	—	1,037	(e)	1,037	(e)	(e)	08/16	(m)	(e)

Hardee's:
Savannah, TN (n)	—	151	713	—	—	151	713	864	67	1988	02/15		20
Warrenton, NC (n)	—	143	633	—	—	143	633	776	40	1960	02/15		30

Harvey's Bar & Grill:
Bay City, MI	—	647	634	—	—	647	634	1,281	238	1997	12/01		40

Havertys Furniture:
Pensacola, FL	—	633	1,595	66	—	603	1,661	2,264	827	1994	06/96		40
Bowie, MD	—	1,966	4,221	—	—	1,966	4,221	6,187	1,914	1997	12/97		39

Health Source Chiropractic:
Houston, TX	—	112	509	302	—	112	811	923	170	1995	08/06		40

Healthy Pet:
Suwanee, GA	—	175	1,038	—	—	175	1,038	1,213	261	1997	12/06		40
Colonial Heights, VA	—	160	746	—	—	160	746	906	186	1996	01/07		40

Hear USA:
Lapeer, MI	—	29	211	—	—	29	201	230	48	2007	10/05		40

Hibbett Sports:
Sealy, TX	—	208	230	278	—	208	508	716	109	1982	03/99	(g)	40

Hobby Lobby:
Beavercreek, OH	—	1,837	—	3,790	—	1,926	3,701	5,627	96	2015	08/15	(m)	40

Hollywood Feed:
Ridgeland, MS	—	343	411	362	—	343	773	1,116	150	1997	08/06		40

Home Decor:
Memphis, TN	—	549	540	364	—	549	904	1,453	389	1998	12/97		40

Home Depot:
Sunrise, FL	—	5,149	—	—	—	5,149	(i)	5,149	(i)	(i)	05/03		(i)

HomeGoods:
Fairfax, VA	—	523	756	1,585	—	971	2,341	3,312	940	1995	12/95		40

Hometown Urgent Care:
Warren, OH	—	562	468	100	—	562	568	1,130	192	1997	12/01		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Hooters:
Tampa, FL	—	784	505	450	—	784	955	1,739	209	1993	12/01		40

Hudson Grille:
Alpharetta, GA	—	3,033	1,642	—	—	3,033	1,642	4,675	617	1999	12/01		40

Humana:
Sunrise, FL	—	800	253	—	—	800	253	1,053	80	1984	05/04		40

Hy-Vee:
St. Joseph, MO	—	1,580	2,849	—	—	1,580	2,849	4,429	1,018	1991	09/02		40

Insurance Auto Auctions:
New Orleans, LA	—	1,445	—	4,123	—	1,445	3,987	5,432	437	1993	06/13	(o)	30
E Dundee, IL	—	2,772	—	8,320	—	2,772	8,320	11,092	416	2014	01/14	(m)	40
Bergen, NY	—	762	—	3,201	—	762	3,201	3,963	70	2016	08/15	(m)	40
Eminence, KY	—	724	4,928	—	—	724	4,928	5,652	41	2015	09/16		35
Meridian, ID	—	1,076	4,486	—	—	1,076	4,486	5,562	5	2006	10/16	(o)	(k)
Flint, MI	—	1,049	—	—	—	1,049	(e)	1,049	(e)	(e)	10/16	(m)	(m)

Int'l House of Pancakes:
Midwest City, OK	—	407	—	—	—	407	(i)	407	(i)	(i)	11/00		(i)
Ankeny, IA	—	693	515	—	—	693	515	1,208	198	2002	06/05		30

ISD Renal:
Corpus Christi, TX	—	406	4,036	—	—	406	4,036	4,442	678	1978	12/11		30
Kendallville, IN	—	66	2,748	—	—	66	2,748	2,814	396	2007	12/11		35
Memphis, TN	—	180	3,223	—	—	180	3,223	3,403	542	2002	12/11		30
Memphis, TN	—	283	4,146	—	—	283	4,146	4,429	697	2001	12/11		30

J & J Insurance:
Hollywood, FL	—	195	44	18	—	119	—	119	—	1960	12/05		15

Jack in the Box:
Plano, TX	—	1,055	1,237	—	—	1,055	1,237	2,292	357	2001	06/05		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Jack's:
Blounstville, AL	—	435	1,543	—	—	435	1,543	1,978	62	1997	10/15	30
Centre, AL	—	128	2,648	—	—	128	2,648	2,776	91	2006	10/15	35
Collinsville, AL	—	119	1,968	—	—	119	1,968	2,087	95	1994	10/15	25
Demopolis, AL	—	208	1,514	—	—	208	1,514	1,722	52	2007	10/15	35
Geraldine, AL	—	119	2,125	—	—	119	2,125	2,244	86	1998	10/15	30
Guin, AL	—	89	1,652	—	—	89	1,652	1,741	67	1999	10/15	30
Hanceville, AL	—	544	1,779	—	—	544	1,779	2,323	72	2002	10/15	30
Holly Pond, AL	—	119	2,056	—	—	119	2,056	2,175	83	2000	10/15	30
Jasper, AL	—	247	2,549	—	—	247	2,549	2,796	123	1983	10/15	25
Ohatchee, AL	—	119	1,938	—	—	119	1,938	2,057	78	1995	10/15	30
Scottsboro, AL	—	247	1,494	—	—	247	1,494	1,741	52	2006	10/15	35
Fyffe, AL	—	95	1,657	—	—	95	1,657	1,752	39	2001	04/16	30
Lafayette, AL	—	209	1,989	—	—	209	1,989	2,198	56	1987	04/16	25
Pinson, AL	—	228	2,453	—	—	228	2,453	2,681	58	1994	04/16	30

Jared Jewelers:
Phoenix, AZ	—	(l)	1,242	—	—	(l)	310	310	20	1998	12/01	30
Richmond, VA	—	955	1,336	—	—	955	1,336	2,291	502	1998	12/01	40
Brandon, FL	—	1,197	1,182	—	—	1,197	1,182	2,379	433	2001	05/02	40
Lithonia, GA	—	1,271	1,216	—	—	1,271	1,216	2,487	445	2001	05/02	40
Houston, TX	—	1,676	1,440	—	—	1,676	1,440	3,116	505	1999	12/02	40
Oviedo, FL	—	1,328	1,500	—	—	1,328	868	2,196	37	1998	06/13	30

Jiffi Stop:
Barry, IL	—	48	1,194	—	—	48	1,194	1,242	10	1984	10/16	25
Bowen, IL	—	39	744	—	—	39	744	783	5	1999	10/16	30
Carrollton, IL	—	48	1,319	—	—	48	1,319	1,367	11	1986	10/16	25
Griggsville, IL	—	29	801	—	—	29	801	830	7	1983	10/16	25
Jacksonville, IL	—	854	4,251	—	—	854	4,251	5,105	25	2010	10/16	35
Pittsfield, IL	—	19	581	—	—	19	581	600	5	1947	10/16	25
Pleasant Hill, IL	—	87	753	—	—	87	753	840	6	1980	10/16	25
Quincy, IL	—	183	1,539	—	—	183	1,539	1,722	11	2002	10/16	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Quincy, IL	—	596	2,056	—	—	596	2,056	2,652	14	2003	10/16		30
Quincy, IL	—	58	676	—	—	58	676	734	6	1994	10/16		25
Springfield, IL	—	231	1,625	—	—	231	1,625	1,856	11	1999	10/16		30
Springfield, IL	—	518	3,782	—	—	518	3,782	4,300	32	1995	10/16		25
Springfield, IL	—	192	2,593	—	—	192	2,593	2,785	22	1993	10/16		25
Springfield, IL	—	288	2,411	—	—	288	2,411	2,699	20	1992	10/16		25
Taylor, MO	—	39	945	—	—	39	945	984	8	1982	10/16		25

Jiffy Lube:
Auburn, MA	—	455	856	—	—	455	856	1,311	60	1988	07/14		35
Ayer, MA	—	326	792	—	—	326	792	1,118	65	1989	07/14		30
Barrington, IL	—	371	612	—	—	371	612	983	50	1986	07/14		30
Berwyn, IL	—	359	709	—	—	359	709	1,068	50	1985	07/14		35
Bolingbrook, IL	—	185	562	—	—	185	562	747	46	1986	07/14		30
Burbank, IL	—	156	418	—	—	156	418	574	51	1986	07/14		20
Plattsburgh, NY	—	127	421	—	—	127	421	548	41	1993	07/14		25
Romeoville, IL	—	158	557	—	—	158	557	715	46	1988	07/14		30
Worcester, MA	—	287	827	—	—	287	827	1,114	58	1988	07/14		35

Jin's Asian Cafe:
Sealy, TX	—	67	74	—	—	67	74	141	34	1982	03/99		40

Jo-Ann etc:
Corpus Christi, TX	—	818	896	71	—	818	967	1,785	531	1967	11/93		40
St. Peters, MO	—	1,741	5,406	1,233	—	1,741	6,639	8,380	1,759	2005	06/05	(g)	40

Johnny Carino's:
Lubbock, TX	—	1,007	1,206	—	—	1,007	1,206	2,213	453	1995	12/01		40

Just Toys Classic Cars:
Orlando, FL	—	820	2,441	125	—	820	2,566	3,386	1,395	1992	05/93		40

Kangaroo Express:
Carthage, NC	—	485	354	—	—	485	354	839	92	1989	08/06		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Sanford, NC	—	666	661	—	—	666	661	1,327	171	2000	08/06		40
Sanford, NC	—	1,638	1,371	—	—	1,638	1,371	3,009	355	2003	08/06		40
Siler City, NC	—	586	645	—	—	586	645	1,231	167	1998	08/06		40
West End, NC	—	426	516	—	—	397	516	913	134	1999	08/06		40
Belleview, FL	—	471	1,451	—	—	471	1,451	1,922	376	2006	08/06		40
Jacksonville, FL	—	683	1,362	—	—	683	1,362	2,045	353	1969	08/06		40
Jacksonville, FL	—	807	1,239	—	—	807	1,239	2,046	321	1975	08/06		40
Destin, FL	—	1,366	1,192	—	—	1,366	1,192	2,558	307	2000	09/06		40
Niceville, FL (n)	—	1,434	1,124	—	—	1,434	1,124	2,558	289	2000	09/06		40
Kill Devil Hills, NC	—	679	552	—	—	679	552	1,231	141	1990	10/06		40
Kill Devil Hills, NC	—	490	741	—	—	490	741	1,231	189	1995	10/06		40
Interlachen, FL	—	519	1,500	—	—	519	1,500	2,019	330	2007	10/06		40
Clarksville, TN	—	276	955	—	—	276	955	1,231	240	1999	12/06		40
Clarksville, TN	—	521	710	—	—	521	710	1,231	178	1999	12/06		40
Gallatin, TN	—	474	757	—	—	474	757	1,231	190	1999	12/06		40
Midland City, AL	—	729	2,538	—	—	729	2,538	3,267	637	2006	12/06		40
Naples, FL	—	3,195	1,403	—	—	2,985	1,403	4,388	352	2001	12/06		40
Columbiana, AL	—	771	989	—	—	771	989	1,760	246	1982	01/07		40
Naples, FL	—	3,162	1,597	—	—	3,162	1,597	4,759	394	1995	02/07		40
Longs, SC	—	745	758	—	—	745	758	1,503	186	2001	03/07		40
Kentwood, LA	—	985	891	—	—	985	891	1,876	218	2001	03/07		40
Dothan, AL	—	774	1,886	—	—	774	1,886	2,660	462	2007	03/07		40
Naples, FL	—	2,412	1,589	—	—	2,412	1,589	4,001	382	2000	05/07		40
Cary, NC	—	1,314	2,125	—	—	1,314	2,125	3,439	498	2007	08/07		40
Havelock, NC	—	170	681	—	—	170	681	851	56	1962	07/14		30
Statesville, NC	—	249	653	—	—	249	653	902	46	1960	07/14		35

KARM Home Store:
Knoxville, TN	—	467	735	—	—	467	735	1,202	330	1999	01/98	(f)	40

Kash n' Karry:
Seffner, FL	—	322	1,222	—	—	322	1,222	1,544	403	1983	03/99		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Keg Steakhouse:
Lynnwood, WA	—	1,256	649	—	—	1,256	649	1,905	244	1992	12/01	40

KFC:
Fenton, MO	—	307	496	—	—	307	496	803	369	1985	07/92	33
Erie, PA	—	517	496	—	—	517	496	1,013	187	1996	12/01	40
Marysville, WA	—	647	546	—	—	647	546	1,193	205	1996	12/01	40
Evansville, IN	—	370	767	—	—	370	767	1,137	204	2004	05/06	40
Hampton, VA	—	251	1,173	—	—	251	1,173	1,424	161	2001	11/12	30
Mechanicsville, VA	—	482	422	—	—	482	422	904	70	1989	11/12	25
Newport News, VA	—	461	883	—	—	461	883	1,344	121	2001	11/12	30
Newport News, VA	—	582	392	—	—	582	392	974	65	1985	11/12	25
Newport News, VA	—	572	442	—	—	572	442	1,014	73	1986	11/12	25
Richmond, VA	—	492	452	—	—	492	452	944	53	2003	11/12	35
Richmond, VA	—	552	532	—	—	552	532	1,084	88	1984	11/12	25
Richmond, VA	—	452	452	—	—	452	452	904	75	1984	11/12	25
Richmond, VA	—	532	472	—	—	532	472	1,004	78	1986	11/12	25
Richmond, VA	—	481	1,253	—	—	481	1,253	1,734	207	1990	11/12	25
Virginia Beach, VA	—	402	482	—	—	402	482	884	80	1984	11/12	25
Ahoskie, NC	—	393	1,012	—	—	393	1,012	1,405	123	1988	12/13	25
Elizabeth City, NC	—	197	1,209	—	—	197	1,209	1,406	147	1988	12/13	25
Brownsville, TX	—	334	865	—	—	334	865	1,199	102	1990	01/14	25
Brownsville, TX	—	404	374	—	—	404	374	778	32	2003	01/14	35
Copperas Cove, TX	—	256	747	—	—	256	747	1,003	74	2001	01/14	30
Del Rio, TX	—	453	246	—	—	453	246	699	24	1995	01/14	30
Eagle Pass, TX	—	226	1,071	—	—	226	1,071	1,297	127	1992	01/14	25
Edinburg, TX	—	452	1,237	—	—	452	1,237	1,689	122	1996	01/14	30
Harker Heights, TX	—	275	1,218	—	—	275	1,218	1,493	103	2008	01/14	35
Harlingen, TX	—	128	1,708	—	—	128	1,708	1,836	202	1992	01/14	25
Jacksonville, TX	—	69	562	—	—	69	562	631	67	1985	01/14	25
Killeen, TX	—	226	1,228	—	—	226	1,228	1,454	121	1993	01/14	30
Laredo, TX	—	265	1,580	—	—	265	1,580	1,845	156	1996	01/14	30
Marshall, TX	—	89	709	—	—	89	709	798	84	1985	01/14	25
McAllen, TX	—	491	1,051	—	—	491	1,051	1,542	124	1987	01/14	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Mission, TX	—	137	1,404	—	—	137	1,404	1,541	138	1993	01/14	30
Palestine, TX	—	89	484	—	—	89	484	573	57	1996	01/14	25
Pharr, TX	—	167	581	—	—	167	581	748	57	1999	01/14	30
Rio Grande City, TX	—	256	394	—	—	256	394	650	33	2004	01/14	35
S Padre Island, TX	—	856	30	—	—	856	30	886	3	1994	01/14	30
San Benito, TX	—	177	503	—	—	177	503	680	50	1994	01/14	30
Temple, TX	—	246	1,188	—	—	246	1,188	1,434	141	1985	01/14	25
Tyler, TX	—	709	30	—	—	709	30	739	3	1994	01/14	30
Waco, TX	—	276	620	—	—	276	620	896	73	1984	01/14	25
Waco, TX	—	463	246	—	—	463	246	709	24	1993	01/14	30
Weslaco, TX	—	236	1,561	—	—	236	1,561	1,797	154	1995	01/14	30
Belton, MO	—	267	744	—	—	267	744	1,011	33	1987	06/15	35
Cameron, MO	—	229	1,143	—	—	229	1,143	1,372	59	1999	06/15	30
Columbia, MO	—	343	839	—	—	343	839	1,182	43	1987	06/15	30
Excelsior Springs, MO	—	286	1,219	—	—	286	1,219	1,505	75	1988	06/15	25
Ft Pierce, FL	—	591	695	—	—	591	695	1,286	36	2004	06/15	30
Ft Pierce, FL	—	363	487	—	—	363	487	850	25	1992	06/15	30
Lake Wales, FL	—	162	1,561	—	—	162	1,561	1,723	96	1986	06/15	25
Oak Grove, MO	—	209	1,323	—	—	209	1,323	1,532	68	2003	06/15	30
Port St Lucie, FL	—	695	857	—	—	695	857	1,552	44	1998	06/15	30
Port St Lucie, FL	—	723	1,740	—	—	723	1,740	2,463	77	2006	06/15	35
Sebastian, FL	—	409	1,123	—	—	409	1,123	1,532	58	2000	06/15	30
Vero Beach, FL	—	428	1,218	—	—	428	1,218	1,646	63	2004	06/15	30
Lisle, IL	—	499	1,314	—	—	499	1,314	1,813	57	2000	09/15	30
Lockport, IL	—	499	1,085	—	—	499	1,085	1,584	47	2007	09/15	30
Sandwich, IL	—	86	1,143	—	—	86	1,143	1,229	49	1999	09/15	30
Yorkville, IL	—	413	960	—	—	413	960	1,373	50	1972	09/15	25

Kohl's:
Florence, AL	—	818	1,047	—	—	818	698	1,516	218	2006	06/04	40

Kroger:
Elkhart, IN	—	541	1,550	—	—	541	1,550	2,091	254	1979	07/14	15

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Kum & Go:
Omaha, NE	—	393	214	—	—	393	214	607	124	1979	06/05		20

Kwik Pik:
Bear Creek, PA	—	191	230	—	—	191	230	421	131	1980	08/05		20
Bradford, PA	—	184	762	—	—	184	762	946	433	1983	08/05		20
Coraopolis, PA (n)	—	476	347	—	—	476	347	823	198	1983	08/05		20
Bear Creek Township, PA (n)	—	689	275	—	—	689	275	964	155	1980	09/05		20
Beech Creek, PA	—	477	613	—	—	477	613	1,090	168	1988	01/06		40
Canisteo, NY	—	142	485	—	—	142	485	627	133	1983	01/06		40
Curwensville, PA	—	226	608	—	—	226	608	834	167	1983	01/06		40
Ellwood City, PA	—	196	526	—	—	196	526	722	144	1987	01/06		40
Hastings, PA	—	199	455	—	—	199	455	654	125	1989	01/06		40
Jersey Shore, PA	—	515	381	—	—	515	381	896	104	1960	01/06		40
Leeper, PA	—	286	644	—	—	286	644	930	176	1987	01/06		40
Lewisberry, PA	—	412	534	—	—	412	534	946	146	1988	01/06		40
Mercersburg, PA	—	672	746	—	—	672	746	1,418	204	1988	01/06		40
New Florence, PA	—	298	812	—	—	298	812	1,110	223	1989	01/06		40
Newstead, NY	—	255	835	—	—	255	835	1,090	229	1990	01/06		40
Philipsburg, PA	—	428	269	—	—	428	269	697	74	1978	01/06		40
Plainfield, PA	—	244	383	—	—	244	383	627	105	1988	01/06		40
Reynoldsville, PA	—	113	328	—	—	113	328	441	90	1983	01/06		40
Port Royal, PA	—	238	635	—	—	238	635	873	332	1989	07/06		20

LA Fitness:
Little Rock, AR	—	3,113	2,660	4,125	—	3,113	6,785	9,898	1,577	1997	09/98		40
Sarasota, FL	—	471	1,344	4,450	—	471	5,794	6,265	1,073	1983	03/99	(g)	40
Centerville, OH	—	2,700	—	8,572	—	2,700	8,572	11,272	1,616	2009	06/08	(m)	40
Warren, MI	—	2,360	—	6,674	—	2,360	6,674	9,034	1,300	2009	07/08	(m)	40
Cincinnati, OH	—	5,145	—	9,011	—	5,145	9,011	14,156	1,699	2009	08/08	(m)	40
Lawrence, IN	—	1,599	—	5,867	—	1,762	5,870	7,632	935	2010	01/10	(m)	40
Laveen, AZ	—	1,665	—	5,749	—	1,665	5,749	7,414	892	2010	02/10	(m)	40
Kennesaw, GA	—	3,653	—	3,325	—	3,653	3,325	6,978	495	2011	07/10	(m)	40
Arlington, TX	—	1,166	6,214	—	—	1,166	6,214	7,380	1,058	2007	01/11		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Hurst, TX	—	1,494	6,187	—	—	1,494	6,187	7,681	965	2008	07/11		35
South Plainfield, NJ	—	2,415	6,592	—	—	2,415	6,592	9,007	855	2006	06/12		35
McDonough, GA	—	1,503	6,727	—	—	1,503	6,727	8,230	825	2008	09/12		35
Greensburg, PA	—	1,791	7,015	—	—	1,791	7,015	8,806	709	2012	12/12		40
Indianapolis, IN	—	1,651	6,585	—	—	1,651	6,585	8,236	665	2012	12/12		40
Phoenix, AZ	—	1,601	6,540	—	—	1,601	6,540	8,141	661	2012	12/12		40
Tampa, FL	—	4,492	10,894	—	—	4,492	10,894	15,386	1,101	2012	12/12		40
West Dundee, IL	—	1,961	6,525	—	—	1,961	6,525	8,486	659	2012	12/12		40
Irving, TX	—	3,636	7,326	—	—	3,636	7,326	10,962	759	2006	05/13		35
Royal Oak, MI	—	3,238	8,998	—	—	3,238	8,998	12,236	846	2010	09/13		35
St. Louis Park, MN	—	3,436	8,665	—	—	3,436	8,665	12,101	753	2009	12/13		35
Pompano Beach, FL	—	7,009	—	9,572	—	7,009	9,572	16,581	233	2015	12/14	(m)	40
San Antonio, TX	—	2,084	—	7,814	—	2,081	7,814	9,895	73	2016	02/15	(m)	(k)
Antioch, CA	—	2,521	—	8,510	—	2,521	8,510	11,031	168	2016	06/15	(m)	40
Plymouth, MI	—	1,646	—	7,820	—	1,646	7,820	9,466	204	2015	06/15	(m)	40
Spanaway, WA	—	846	—	7,331	—	846	7,331	8,177	160	2016	07/15	(m)	40
Round Rock, TX	—	1,556	—	—	—	1,556	(e)	1,556	(e)	(e)	04/16	(m)	(m)
Roswell, GA	—	3,175	—	—	—	3,175	(e)	3,175	(e)	(e)	10/16	(m)	(m)
Cordova, TN	—	2,391	—	—	—	2,391	(e)	2,391	(e)	(e)	12/16	(m)	(m)
Lakeland, FL	—	1,856	—	—	—	1,856	(e)	1,856	(e)	(e)	12/16	(m)	(m)

LaPetite Academy:
Albuquerque, NM	—	332	1,166	—	—	332	1,166	1,498	96	1989	07/14		30
Ft. Worth, TX	—	140	383	—	—	140	383	523	63	1981	07/14		15
Moore, OK	—	119	412	—	—	119	412	531	68	1982	07/14		15
Oklahoma City, OK	—	100	391	—	—	100	391	491	64	1982	07/14		15

Last Stop West:
Azle, TX	—	648	859	—	—	648	859	1,507	205	1970	06/07		40

Legacy-GoHealth:
Portland, OR	—	191	40	—	—	197	—	197	(e)	(e)	09/06		(e)

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Life Time Fitness:
Mt. Laurel, NJ	—	3,617	39,878	—	—	3,617	39,878	43,495	712	2015	05/16		35
Framingham, MA	—	8,860	37,806	—	—	8,860	37,806	46,666	197	2016	10/16		40
Gaithersburg, MD	—	8,344	45,286	—	—	8,344	45,286	53,630	236	2016	10/16		40

Lil' Champ:
Gainesville, FL	—	900	—	1,800	—	900	1,800	2,700	441	2006	07/05	(m)	40
Jacksonville, FL	—	2,225	3,265	—	—	2,225	3,265	5,490	701	2006	08/05		40
Ocala, FL	—	846	—	1,564	—	846	1,564	2,410	373	2006	02/06	(m)	40

LoanMax:
Bridgeview, IL	—	673	744	—	—	673	744	1,417	280	1997	12/01		40

Logan's Roadhouse:
Alexandria, LA	—	1,218	3,049	—	—	1,218	3,049	4,267	772	1998	11/06		40
Beckley, WV	—	1,396	2,405	—	—	1,396	2,405	3,801	609	2006	11/06		40
Cookeville, TN	—	1,262	2,271	—	—	1,262	2,271	3,533	575	1997	11/06		40
Greenwood, IN	—	1,341	2,105	—	—	1,341	2,105	3,446	533	2000	11/06		40
Hurst, TX	—	1,858	1,916	—	—	1,858	1,916	3,774	485	1999	11/06		40
Jackson, TN	—	1,200	2,246	—	—	1,200	2,246	3,446	569	1994	11/06		40
Lake Charles, LA	—	1,285	2,202	—	—	1,285	2,202	3,487	557	1998	11/06		40
McAllen, TX	—	1,608	2,178	—	—	1,608	2,178	3,786	551	2005	11/06		40
Roanoke, VA	—	2,302	1,947	—	—	2,302	1,947	4,249	493	1998	11/06		40
San Marcos, TX	—	837	1,453	—	—	837	1,453	2,290	368	2000	11/06		40
Smyrna, TN	—	1,335	2,047	—	—	1,335	2,047	3,382	518	2002	11/06		40
Franklin, TN	—	2,519	1,705	—	—	2,519	1,705	4,224	428	1995	12/06		40
Southhaven, MS	—	1,298	1,338	—	—	1,298	1,338	2,636	336	2005	12/06		40
Columbus, MS	—	707	—	1,681	—	707	1,681	2,388	226	2011	11/10	(m)	40
Nashville, TN	—	844	—	1,592	—	844	1,592	2,436	204	2011	06/11	(m)	40
Marion, IL	—	1,016	—	1,674	—	1,016	1,674	2,690	180	2012	03/12	(m)	40
Pooler, GA	—	1,159	—	1,720	—	1,159	1,720	2,879	167	2013	03/12	(m)	40
Cullman, AL	—	889	—	1,585	—	889	1,585	2,474	167	2012	04/12	(m)	40
Lebanon, TN	—	789	—	1,725	—	789	1,725	2,514	174	2012	06/12	(m)	40
Chester, VA	—	871	—	1,697	—	871	1,697	2,568	168	2013	07/12	(m)	40

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Gonzales, LA	—		975	—	1,696	—	975	1,696	2,671	161	2013	10/12	(m)	40
Madison, AL	—		689	—	1,657	—	689	1,657	2,346	150	2013	11/12	(m)	40
Hopkinsville, KY	—		644	—	1,788	—	644	1,788	2,432	121	2014	09/13	(m)	40
Muscle Shoals, AL	—		907	—	1,506	—	907	1,506	2,413	77	2014	06/14	(m)	40

Lowe's:
Memphis, TN	—		3,215	9,170	24	—	3,215	9,194	12,409	3,342	2001	06/02		40

Magic China Café:
Orlando, FL	—		40	111	—	—	40	111	151	36	2001	02/04		40

Magic Mountain:
Columbus, OH	—		2,076	1,906	124	—	2,076	2,030	4,106	470	1990	06/07		40
Columbus, OH	—		5,380	2,693	25	—	5,380	2,718	8,098	646	1990	06/07		40

Main Event:
Oklahoma City, OK	—		2,004	8,711	—	—	2,004	8,711	10,715	336	2014	06/15		40
San Antonio, TX	—		2,115	10,080	—	—	2,115	10,080	12,195	444	2014	06/15		35
Tulsa, OK	—		1,542	7,748	—	—	1,542	7,748	9,290	299	2015	06/15		40
Fort Worth, TX	—		2,538	—	6,623	—	2,538	6,622	9,160	145	2016	12/15	(m)	40
Louisville, KY	—		2,504	—	6,375	—	2,504	6,375	8,879	126	2016	12/15	(m)	40
Independence, MO	—		1,794	7,650	—	—	1,794	7,650	9,444	199	2015	12/15		40
Memphis, TN	—		1,263	6,825	—	—	1,263	6,825	8,088	178	2015	12/15		40
Olathe, KS	—		3,174	—	6,365	—	3,174	6,365	9,539	33	2016	02/16	(m)	(k)
West Chester, OH	—		2,767	—	6,414	—	2,767	6,414	9,181	100	2016	02/16	(m)	40
Hoffman Estates, IL	—		1,730	—	8,022	—	1,730	8,022	9,752	75	2016	06/16	(m)	40
Suwanee, GA	—		2,172	—	4,842	—	2,172	4,842	7,014	5	2016	06/16	(m)	(k)
Albuquerque, NM	—		2,531	—	6,889	—	2,531	6,889	9,420	93	2016	06/16	(m)	40
Humble, TX	—		2,669	—	—	—	2,669	(e)	2,669	(e)	(e)	10/16		(m)
Kansas City, MO	—		3,519	—	—	—	3,519	(e)	3,519	(e)	(e)	10/16		(m)
Knoxville, TN	—		3,225	—	—	—	3,225	(e)	3,225	(e)	(e)	12/16		(m)

Mariscos Morales Mexican Restaurant:
Gresham, OR	—		817	108	28	—	817	136	953	44	1993	12/01		40
Mattress Firm:
Baton Rouge, LA	—		609	914	—	—	609	914	1,523	480	1995	12/95	(m)	40
Buford, GA	—		635	1,635	465	—	635	2,100	2,735	568	2003	07/04	(g)	40
Lancaster, OH	—		600	—	793	—	600	671	1,271	80	2012	01/08	(g)	40
Plainfield, IN	—		379	—	1,267	—	379	1,267	1,646	75	2014	01/14	(m)	40
Fayetteville, AR	—		891	2,229	—	—	891	2,229	3,120	214	1998	02/14		30
Pocatello, ID	—		268	—	1,505	—	268	1,505	1,773	77	2014	09/14	(m)	40
South Jordan, UT	—		719	—	1,572	—	719	1,572	2,291	70	2015	11/14	(m)	40
Helena, MT	—		658	1,568	—	—	658	1,568	2,226	57	2015	03/15		40
Kentwood, MI	—		593	1,531	—	—	593	1,531	2,124	65	2015	04/15		40
Muncie, IN	—		288	1,537	—	—	288	1,537	1,825	75	2015	04/15		35
Sandusky, OH	—		518	1,409	—	—	518	1,409	1,927	54	2015	06/15		40
Fort Collins, CO	—		757	—	1,301	—	757	1,301	2,058	37	2015	07/15	(m)	40
Wooster, OH	—		332	1,334	—	—	332	1,334	1,666	10	2016	09/16		40

MedExpress Urgent Care:
Fairmont, WV	—		245	1,859	—	—	245	1,859	2,104	246	2011	05/12		35
Hanover, PA	—		533	1,521	—	—	533	1,521	2,054	201	2011	05/12		35
Hermitage, PA	—		445	2,108	—	—	445	2,108	2,553	279	2011	05/12		35
Latrobe, PA	—		681	1,511	—	—	681	1,511	2,192	200	2011	05/12		35
Mt. Pleasant, PA	—		593	1,482	—	—	593	1,482	2,075	196	2011	05/12		35
Pittsburgh, PA	—		227	1,936	—	—	227	1,936	2,163	298	1970	05/12		30
Martinsburg, WV	—		917	—	650	—	917	650	1,567	53	2013	12/12	(m)	40
Wheeling, WV	—		485	1,232	—	—	485	1,232	1,717	156	1989	03/13		30
Huntington, WV	—		990	—	735	—	1,017	735	1,752	59	2013	08/13	(m)	40
Anderson, IN	—		777	—	661	—	777	661	1,438	50	2013	08/13	(m)	40
Terre Haute, IN	—		144	1,616	—	—	144	1,616	1,760	182	1991	08/13		30
Benton, AR	—		376	1,125	—	—	376	1,125	1,501	41	2015	07/15		40
Connellsville, PA	—		162	1,172	—	—	162	1,172	1,334	43	2015	07/15		40
Rogers, AR	—		435	1,168	—	—	435	1,168	1,603	43	2015	07/15		40
Russellville, AR	—		247	1,098	—	—	247	1,098	1,345	46	2015	07/15		35
Hot Springs, AR	—		440	1,155	—	—	440	1,155	1,595	40	2015	08/15		40
Salina, KS	—		321	1,315	—	—	321	1,315	1,636	49	1999	09/15		35
Lehigh Acres, FL	—		459	—	2,151	—	459	2,151	2,610	75	2016	10/15	(m)	25
North Little Rock, AR	—		489	1,137	—	—	489	1,137	1,626	27	2015	01/16		40
Little Rock, AR	—		858	1,806	—	—	858	1,806	2,664	43	2016	01/16		40
Swansea, IL	—		236	1,292	—	—	236	1,292	1,528	23	1997	06/16		30
Derby, KS	—		442	—	—	—	442	(i)	442	(i)	(i)	07/16		(i)
Alton, IL	—		376	1,397	—	—	376	1,397	1,773	16	2016	07/16		40
Pine Bluff, AR	—		478	—	—	—	478	(i)	478	(i)	(i)	07/16		(i)
Collinsville, IL	—		304	—	—	—	304	(i)	304	(i)	(i)	08/16		(i)
Wichita, KS	—		482	—	—	—	482	(i)	482	(i)	(i)	08/16		(i)
Wichita, KS	—		213	—	—	—	213	(i)	213	(i)	(i)	08/16		(i)
Quakertown, PA	—		658	—	—	—	658	(i)	658	(i)	(i)	08/16		(i)
Fort Myers, FL	—		1,522	—	—	—	1,522	(i)	1,522	(i)	(i)	09/16		(i)
Grand Rapids, MI	—		435	—	—	—	435	(i)	435	(i)	(i)	10/16		(i)
Naples, FL	—		689	—	—	—	689	(i)	689	(i)	(i)	10/16		(i)
New Baltimore, MI	—		478	—	—	—	478	(i)	478	(i)	(i)	10/16		(i)
Duluth, MN	—		535	—	—	—	535	(i)	535	(i)	(i)	12/16		(i)

Merchant's Tires:
Hampton, VA	—		180	427	—	—	180	427	607	126	1986	03/05		40
Newport News, VA	—		234	259	—	—	234	259	493	76	1986	03/05		40
Norfolk, VA	—		398	508	—	—	398	508	906	150	1986	03/05		40
Rockville, MD	—		1,030	306	—	—	1,016	306	1,322	90	1974	03/05		40
Washington, DC	—		624	578	—	—	624	578	1,202	170	1983	03/05		40

Mi Pueblo Foods:
Palo Alto, CA	—		2,272	3,405	28	—	2,272	3,433	5,705	1,521	1998	12/98	(f)	40

Michaels:
Fairfax, VA	—		534	773	1,369	—	992	2,141	3,133	878	1995	12/95		40
Altamonte Springs, FL	—		1,947	3,267	1,198	—	1,947	3,370	5,317	676	1997	09/97		26
Plymouth Meeting, PA	—		2,911	2,595	—	—	2,911	2,595	5,506	1,099	1999	10/98	(g)	40
Florissant, MO	—		523	617	1,784	—	524	2,399	2,923	445	1996	04/03	(g)	40

Miller's Ale House:
Pensacola, FL	—		1,363	1,842	—	—	1,363	1,842	3,205	300	2008	04/11		35
Oviedo, FL	—		113		3,785	—	113	3,785	3,898	398	2012	10/11		40

Mimi's:
Tampa, FL	—		688	2,357	—	—	688	2,357	3,045	226	2003	02/14		30

Mister Car Wash:
Anoka, MN	—		212	214	—	—	212	214	426	139	1968	04/07		15
Brooklyn Park, MN	—		438	778	—	—	438	778	1,216	302	1985	04/07		25
Cedar Rapids, IA	—		391	816	—	—	391	816	1,207	317	1989	04/07		25
Clive, IA	—		1,141	935	—	—	1,141	935	2,076	454	1983	04/07		20
Cottage Grove, MN	—		274	485	—	—	274	485	759	188	1992	04/07		25
Des Moines, IA	—		213	476	—	—	213	476	689	231	1964	04/07		20
Des Moines, IA	—		249	596	—	—	249	596	845	193	1990	04/07		30
Eden Prairie, MN	—		865	751	—	—	865	751	1,616	365	1984	04/07		20
Edina, MN	—		894	687	—	—	894	687	1,581	333	1985	04/07		20
Houston, TX	—		5,126	1,267	—	—	5,126	1,267	6,393	351	1995	04/07		35
Houston, TX	—		1,960	1,145	—	—	1,960	1,145	3,105	444	1983	04/07		25
Houston, TX	—		2,260	1,806	—	—	2,260	1,806	4,066	701	1975	04/07		25
Houston, TX	—		1,846	1,592	—	—	1,846	1,592	3,438	618	1983	04/07		25
Houston, TX	—		1,347	1,702	—	—	1,347	1,702	3,049	551	1984	04/07		30
Houston, TX	—		3,193	1,305	—	—	3,193	1,305	4,498	362	1995	04/07		35
Houston, TX	—		796	678	—	—	796	678	1,474	263	1986	04/07		25
Houston, TX	—		288	466	—	—	288	466	754	301	1970	04/07		15
Houston, TX	—		624	1,108	—	—	624	1,108	1,732	359	1988	04/07		30
Humble, TX	—		1,204	1,517	—	—	1,204	1,517	2,721	421	1993	04/07		35
Plymouth, MN	—		827	182	—	—	827	182	1,009	176	1955	04/07		10
Roseville, MN	—		861	564	—	—	861	564	1,425	274	1963	04/07		20
Spokane, WA	—		1,253	1,146	—	—	1,253	1,146	2,399	318	1997	04/07		35
Spokane, WA	—		214	580	—	—	214	580	794	188	1990	04/07		30
St. Cloud, MN (n)	—		243	391	—	—	242	391	633	190	1986	04/07		20
Stillwater, MN	—		289	214	—	—	289	214	503	139	1971	04/07		15
Sugarland, TX	—		3,789	1,972	—	—	3,789	1,972	5,761	547	1995	04/07		35
West St Paul, MN	—		836	236	—	—	836	236	1,072	114	1972	04/07		20
Rochester, MN	—		1,055	2,327	—	—	1,055	2,327	3,382	536	2003	10/07		40
Birmingham, AL	—		2,378	2,145	—	—	2,378	2,145	4,523	652	1985	11/07		30
Clearwater, FL	—		825	765	—	—	825	765	1,590	279	1969	11/07		25
Mesquite, TX	—		1,596	2,201	—	—	1,596	2,201	3,797	803	1987	11/07		25
Seminole, FL	—		2,166	1,496	—	—	2,166	1,496	3,662	455	1985	11/07		30
Tampa, FL	—		2,993	1,669	—	—	2,993	1,669	4,662	609	1969	11/07		25
Vestavia Hills, AL	—		1,009	956	—	—	1,009	956	1,965	349	1967	11/07		25
El Paso, TX	—		664	824	—	—	664	824	1,488	186	1991	12/07		40
El Paso, TX	—		1,807	2,287	—	—	1,807	2,287	4,094	518	1983	12/07		40
El Paso, TX	—		1,424	1,306	—	—	1,424	1,306	2,730	393	1986	12/07		30
El Paso, TX	—		988	1,046	—	—	988	1,046	2,034	237	1998	12/07		40
El Paso, TX	—		1,399	1,468	—	—	1,399	1,468	2,867	332	1991	12/07		40
Tampa, FL	—		541	829	—	—	541	829	1,370	222	1978	04/10		25
Springfield, MO	—		1,064	2,109	—	—	1,064	2,109	3,173	384	1990	07/11		30
Springfield, MO	—		1,188	2,817	—	—	1,188	2,817	4,005	439	2000	07/11		35
Springfield, MO	—		642	1,767	—	—	642	1,767	2,409	321	1979	07/11		30
Missouri City, TX	—		549	1,553	—	—	549	1,553	2,102	227	2004	11/11		35
Bountiful, UT	—		484	292	—	—	484	292	776	48	1995	01/12		30
Salt Lake City, UT	—		522	1,806	—	—	522	1,806	2,328	298	1993	01/12		30
Tucson, AZ	—		946	2,566	—	—	946	2,566	3,512	424	2003	01/12		30
Tucson, AZ	—		493	345	—	—	493	345	838	49	2007	01/12		35
Tucson, AZ	—		742	2,226	—	—	742	2,226	2,968	368	2000	01/12		30
Tucson, AZ	—		108	778	—	—	108	778	886	129	2004	01/12		30
Cedar Park, TX	—		794	1,316	—	—	794	1,316	2,110	177	2009	04/12		35
Spokane Valley, WA	—		454	857	—	—	454	857	1,311	115	2005	04/12		35
Salt Lake City, UT	—		781	2,303	—	—	781	2,303	3,084	293	2009	07/12		35
College Park, GA	—		322	1,056	—	—	322	1,056	1,378	129	2008	09/12		35
Griffin, GA	—		401	2,897	—	—	401	2,897	3,298	355	2007	09/12		35
Hampton, GA	—		421	1,996	—	—	421	1,996	2,417	245	2006	09/12		35
Lilburn, GA	—		381	2,426	—	—	381	2,426	2,807	298	2007	09/12		35
Oxford, AL	—		301	3,607	—	—	301	3,607	3,908	442	2008	09/12		35
Clermont, FL	—		783	2,328	—	—	783	2,328	3,111	280	2006	10/12		35
Springfield, MO	—		474	736	—	—	474	736	1,210	104	2006	10/12		30
Abilene, TX	—		641	3,093	—	—	641	3,093	3,734	365	2006	11/12		35
Abilene, TX	—		101	426	—	—	101	426	527	50	2009	11/12		35
Lubbock, TX	—		400	3,403	—	—	400	3,403	3,803	401	2004	11/12		35
Lubbock, TX	—		411	2,534	—	—	411	2,534	2,945	348	2003	11/12		30
Lubbock, TX	—		350	2,984	—	—	350	2,984	3,334	352	2007	11/12		35
Ephrata, PA	—		241	2,797	—	—	241	2,797	3,038	452	1987	12/12		25
Lancaster, PA	—		920	7,894	—	—	920	7,894	8,814	1,064	1999	12/12		30
Sinking Spring, PA	—		1,251	4,735	—	—	1,251	4,735	5,986	638	2005	12/12		30
York, PA	—		591	4,605	—	—	591	4,605	5,196	620	1995	12/12		30
Atlanta, GA	—		1,773	4,528	—	—	1,773	4,528	6,301	523	2003	12/12		35
Atlanta, GA	—		1,633	5,378	—	—	1,633	5,378	7,011	725	1998	12/12		30
Urbandale, IA	—		485	374	—	—	485	374	859	46	1990	04/13		30
Houston, TX	—		542	1,876	—	—	542	1,876	2,418	190	2012	06/13		35
Houston, TX	—		752	1,736	—	—	752	1,736	2,488	176	2005	06/13		35
Houston, TX	—		713	964	—	—	713	964	1,677	98	2005	06/13		35
Houston, TX	—		1,573	2,315	—	—	1,573	2,315	3,888	234	2006	06/13		35
Houston, TX	—		551	2,967	—	—	551	2,967	3,518	420	1980	06/13		25
Humble, TX	—		611	3,327	—	—	611	3,327	3,938	337	2006	06/13		35
Katy, TX	—		421	2,157	—	—	421	2,157	2,578	255	2002	06/13		30
Spring, TX	—		652	2,627	—	—	652	2,627	3,279	266	2006	06/13		35
Tucson, AZ	—		654	1,357	—	—	654	1,357	2,011	149	1986	09/13		30
Rochester, MN	—		396	264	—	—	396	264	660	25	1987	02/14		30
Tucson, AZ	—		988	272	—	—	988	272	1,260	26	1987	02/14		30
Brooklyn Park, MN	—		287	394	—	—	287	394	681	15	2011	09/15		35
Lake Mary, FL	—		692	3,518	—	—	692	3,518	4,210	142	1997	10/15		30
Melbourne, FL	—		1,262	4,348	—	—	1,262	4,348	5,610	150	2009	10/15		35
Sanford, FL	—		1,322	3,887	—	—	1,322	3,887	5,209	134	2008	10/15		35
Tampa, FL	—		630	2,879	—	—	630	2,879	3,509	36	1991	08/16		30
Clermont, FL	—		1,550	2,460	—	—	1,550	2,460	4,010	20	2013	09/16		35
Lakeland, FL	—		446	3,064	—	—	446	3,064	3,510	15	1979	11/16		25

Movie Tavern Theatre:
Covington, LA	—		1,081	6,779	—	—	1,081	6,779	7,860	518	1993	09/14		30
Baton Rouge, LA	—		1,497	—	10,888	—	1,497	10,888	12,385	408	1993	11/14	(o)	40
Mr. Hero:
Parma, OH	—		36	291	—	—	36	291	327	18	1980	06/15		25

Muchas Gracias Mexican Restaurant:
Salem, OR	—		556	736	—	—	556	736	1,292	277	1996	12/01		40

Murphy Oil:
Fort Worth, TX	—		1,652	2,018	—	—	1,652	2,018	3,670	599	2000	02/05		40

National Karate Academy:
Eden Prairie, MN	—		76	211	110	—	76	321	397	114	1997	12/01		40

Natural Grocers:
Lincoln, NE	—		1,482	2,811	—	—	1,482	2,811	4,293	298	2012	04/13		35
Coeur D'Alene, ID	—		2,172	—	2,778	—	2,172	2,778	4,950	194	2014	08/13		40
Flagstaff, AZ	2,899	(j)	831	4,079	—	—	831	4,079	4,910	248	2012	11/14		35
Helena, MT	2,542	(j)	1,079	3,062	—	—	1,079	3,062	4,141	186	2012	11/14		35
Missoula, MT	2,264	(j)	929	3,222	—	—	929	3,222	4,151	196	2012	11/14		35
Sedona, AZ	2,664	(j)	1,064	3,211	—	—	1,064	3,211	4,275	195	2012	11/14		35
Steamboat Springs, CO	3,083	(j)	1,512	3,447	—	—	1,512	3,447	4,959	209	2012	11/14		35
Independence, MO	—		912	5,002	—	—	912	5,002	5,914	340	2002	12/14		30
Conifer, CO	—		1,432	—	4,912	—	1,432	4,912	6,344	148	2015	06/15	(m)	40
Oklahoma City, OK	—		955	3,975	—	—	955	3,975	4,930	137	2014	10/15		35
Vancouver, WA	—		1,639	—	3,628	—	1,639	3,628	5,267	4	2016	06/16	(m)	(k)
South Jordan, UT	—		1,460	—	—	—	1,460	(e)	1,460	(e)	(e)	08/16		(m)

Nebraskaland Tire:
Park City, KS	—		214	687	—	—	214	687	901	396	1989	06/05		20

Nitlantika:
Hollywood, FL	—		383	88	37	—	234	—	234	—	1960	12/05		15

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Northern Tool:
Beaumont, TX	—	483	831	1,211	—	483	2,042	2,525	12	1992	03/99		40
Asheville, NC	—	519	2,998	—	—	519	2,998	3,517	396	2007	05/12		35
Spartanburg, SC	—	654	3,174	—	—	654	3,174	3,828	242	2007	09/14		30

Office Depot:
Gastonia, NC	—	1,554	2,367	946	—	1,554	3,313	4,867	857	2004	12/04		40

OfficeMax:
Cincinnati, OH	—	543	1,575	—	—	543	1,575	2,118	885	1994	07/94		40
Evanston, IL	—	1,868	1,758	—	—	1,868	1,758	3,626	947	1995	06/95		40
Salinas, CA	—	1,353	1,829	—	—	1,353	1,829	3,182	909	1995	02/97		40
Redding, CA	—	667	2,182	—	—	667	2,182	2,849	1,066	1997	06/97		40
Kelso, WA	—	868	—	1,806	—	868	1,806	2,674	856	1998	09/97	(g)	40
Lynchburg, VA	—	562	—	1,851	—	562	1,851	2,413	847	1998	02/98	(m)	40
Tigard, OR	—	1,540	2,247	—	—	1,540	2,247	3,787	1,018	1995	11/98		40
Griffin, GA	—	685	—	1,802	—	685	1,802	2,487	798	1999	11/98	(g)	40
Omaha, NE	—	664	1,778	—	—	664	1,778	2,442	219	1995	07/14		20
Weatherford, TX	—	548	2,436	—	—	548	2,436	2,984	186	1999	09/14		30

Old Chicago:
Garland, TX	—	895	—	1,085	—	895	1,085	1,980	15	2016	01/16	(m)	30

Orchard Supply Hardware:
Pismo Beach, CA	—	2,436	1,997	2,339	—	2,436	4,336	6,772	797	1989	12/11	(o)	25
San Jose, CA	—	6,406	2,457	3,374	—	6,406	5,831	12,237	1,064	1982	12/11	(o)	25
San Jose, CA	—	4,092	4,279	3,307	—	4,092	7,586	11,678	1,420	1982	12/11	(o)	25
Chico, CA	—	1,782	4,563	746	—	1,782	5,308	7,090	763	2002	07/12	(o)	30
Clovis, CA	—	1,226	1,426	151	—	1,226	1,577	2,803	277	1982	07/12	(o)	25
Pinole, CA	—	2,784	5,195	—	—	2,784	5,195	7,979	926	1987	07/12	(o)	25
San Jose, CA	—	3,370	2,517	—	—	3,370	2,517	5,887	449	1965	07/12		25
San Jose, CA	—	5,850	4,129	—	—	5,850	4,129	9,979	736	1946	07/12	(o)	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Orlando Metro Gymnastics:
Orlando, FL	—	428	1,345	—	—	428	1,345	1,773	402	2003	01/05		40

Outback:
Cheyenne, WY	—	672	2,502	—	—	672	2,502	3,174	400	2001	03/12		30
Conroe, TX	—	524	583	—	—	524	583	1,107	112	1992	03/12		25
Copley Township, OH	—	753	2,407	—	—	753	2,407	3,160	461	1993	03/12		25
Coraopolis, PA	—	487	2,326	—	—	487	2,326	2,813	371	1998	03/12		30
Denver, CO	—	850	1,305	—	—	850	1,305	2,155	179	2003	03/12		35
Knoxville, TN	—	753	1,852	—	—	753	1,852	2,605	254	2004	03/12		35
Largo, MD	—	1,738	2,227	—	—	1,738	2,227	3,965	356	2001	03/12		30
Lufkin, TX	—	850	1,147	—	—	850	1,147	1,997	183	1999	03/12		30
Marrero, LA	—	781	3,144	—	—	781	3,144	3,925	603	1995	03/12		25
Mechanicsville, VA	—	674	2,328	—	—	674	2,328	3,002	372	2002	03/12		30
Mt. Pleasant, SC	—	713	1,466	—	—	713	1,466	2,179	234	1999	03/12		30
Phoenix, AZ	—	821	2,284	—	—	821	2,284	3,105	365	2002	03/12		30
Shreveport, LA	—	633	3,105	—	—	633	3,105	3,738	595	1994	03/12		25
Smithfield, NC	—	772	2,345	—	—	772	2,345	3,117	321	2004	03/12		35
Stockbridge, GA	—	910	1,988	—	—	910	1,988	2,898	318	2001	03/12		30
Troy, OH	—	456	1,575	—	—	456	1,575	2,031	216	2004	03/12		35
Venice, FL	—	833	2,529	—	—	833	2,529	3,362	404	2001	03/12		30
Warrenton, VA	—	1,833	2,021	—	—	1,833	2,021	3,854	323	2001	03/12		30
Wheaton, IL	—	901	654	—	—	901	654	1,555	125	1994	03/12		25
Fultondale, AL	—	765	2,097	—	—	765	2,097	2,862	149	1998	11/14		30

Palais Royale:
Sealy, TX	—	457	504	1,769	—	462	2,273	2,735	604	1982	03/99		40

Panda Express:
Florissant, MO	—	50	59	170	—	50	228	278	42	2012	04/03	(g)	40

Panera Bread:
Lewisville, TX	—	815	—	59	—	1,151	(i)	1,151	(i)	(i)	04/01		(i)

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Patient First:
Richmond, VA	—	270	1,545	—	—	270	1,545	1,815	290	1988	05/11		30
York, PA	—	772	2,995	—	—	772	2,995	3,767	409	2011	07/11		40
Mechanicsburg, PA	—	933	3,401	—	—	933	3,401	4,334	415	2011	02/12		40

Patriot Fuels:
Vinita, OK	—	72	368	—	—	72	368	440	135	1972	07/09		20

Pawn America:
Fargo, ND	—	335	2,747	—	—	335	2,747	3,082	317	2008	12/12		35
Fridley, MN	—	1,013	4,465	—	—	1,013	4,465	5,478	602	1978	12/12		30
Sioux Falls, SD	—	207	1,490	—	—	207	1,490	1,697	201	1985	12/12		30
Mankato, MN	—	449	—	1,705	—	449	1,705	2,154	133	2013	03/13	(m)	40

PDQ:
Altamonte Springs, FL	—	553	997	—	—	553	997	1,550	521	1995	01/96		40

Pep Boys:
Chicago, IL	—	1,077	3,756	—	—	1,077	3,756	4,833	979	1993	11/07		35
Cicero, IL	—	1,341	3,760	—	—	1,341	3,760	5,101	980	1993	11/07		35
Cornwell Heights, PA	—	2,058	3,102	—	—	2,058	3,102	5,160	1,132	1972	11/07		25
East Brunswick, NJ	—	2,449	5,026	—	—	2,449	5,026	7,475	1,529	1987	11/07		30
Guayama, PR	—	1,729	2,732	—	—	1,729	2,131	3,860	459	1998	11/07		33
Jacksonville, FL	—	810	2,331	—	—	810	2,331	3,141	608	1989	11/07		35
Joliet, IL	—	1,506	3,727	—	—	1,506	3,727	5,233	972	1993	11/07		35
Lansing, IL	—	869	3,440	—	—	869	3,440	4,309	897	1993	11/07		35
Marietta, GA	—	1,311	3,556	—	—	1,311	3,556	4,867	1,082	1987	11/07		30
Marlton, NJ	—	1,608	4,142	—	—	1,608	4,142	5,750	1,260	1983	11/07		30
Philadelphia, PA	—	1,300	3,830	—	—	1,300	3,830	5,130	999	1995	11/07		35
Quakertown, PA	—	1,129	3,252	—	—	1,129	3,252	4,381	848	1995	11/07		35
Reading, PA	—	1,189	3,367	—	—	1,189	2,819	4,008	715	1989	11/07		28
Roswell, GA	—	931	2,732	—	—	931	2,732	3,663	831	2007	11/07		30
Turnersville, NJ	—	990	3,494	—	—	990	3,494	4,484	1,063	1986	11/07		30
Houston, TX	—	734	3,028	—	—	734	3,028	3,762	677	1994	04/10		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Perkins Restaurant:
Des Moines, IA	—	256	136	—	—	256	136	392	136	1976	06/05		10
Des Moines, IA	—	226	203	—	—	226	203	429	203	1976	06/05		10
Des Moines, IA	—	270	218	—	—	270	218	488	218	1977	06/05		10
Newton, IA	—	354	402	—	—	354	402	756	402	1979	06/05		10
Urbandale, IA	—	377	581	—	—	377	581	958	336	1979	06/05		20

Pet Paradise:
Houston, TX	—	417	2,306	—	—	417	2,306	2,723	507	2008	03/08		40
Bunnell, FL	—	316	881	—	—	316	881	1,197	192	1997	04/08		40
Charlotte, NC	—	825	—	3,231	—	825	3,231	4,056	602	2009	11/08	(m)	40
Davie, FL	—	1,138	1,069	—	—	1,138	1,069	2,207	246	2003	12/08		35

Petco:
Grand Forks, ND	—	307	910	—	—	307	910	1,217	433	1996	12/97		40
Florissant, MO	—	299	352	1,019	—	300	1,371	1,671	254	2012	04/03	(g)	40

Petro Express:
Belmont, NC	—	1,508	1,622	—	—	1,508	1,622	3,130	450	2001	04/07		35
Charlotte, NC	—	1,291	1,839	—	—	1,291	1,839	3,130	595	1988	04/07		30
Charlotte, NC	—	1,697	2,419	—	—	1,697	2,419	4,116	587	2005	04/07		40
Charlotte, NC	—	1,810	2,570	—	—	1,810	2,570	4,380	624	2004	04/07		40
Charlotte, NC	—	1,030	1,725	—	—	1,030	1,725	2,755	558	1983	04/07		30
Charlotte, NC	—	1,458	2,047	—	—	1,458	2,047	3,505	663	1987	04/07		30
Charlotte, NC	—	1,778	1,977	—	—	1,778	1,977	3,755	640	1992	04/07		30
Charlotte, NC	—	507	698	—	—	507	698	1,205	339	1967	04/07		20
Charlotte, NC	—	629	876	—	—	623	876	1,499	283	1986	04/07		30
Charlotte, NC	—	2,784	3,720	—	—	2,784	3,720	6,504	1,032	1998	04/07		35
Charlotte, NC	—	429	425	—	—	429	425	854	138	1983	04/07		30
Charlotte, NC	—	1,532	1,973	—	—	1,532	1,973	3,505	547	1998	04/07		35
Charlotte, NC	—	2,316	2,064	—	—	2,316	2,064	4,380	573	1996	04/07		35
Charlotte, NC	—	2,165	1,965	—	—	2,165	1,965	4,130	545	1997	04/07		35
Charlotte, NC	—	1,340	1,790	—	—	1,340	1,790	3,130	497	1998	04/07		35
Concord, NC	—	2,144	1,986	—	—	2,144	1,986	4,130	551	2000	04/07		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Concord, NC	—	1,828	1,677	—	—	1,707	1,677	3,384	465	2002	04/07	35
Denver, NC	—	2,317	1,750	—	—	2,317	1,750	4,067	485	1999	04/07	35
Fort Mill, SC	—	3,825	2,554	—	—	3,825	2,554	6,379	709	1998	04/07	35
Gastonia, NC	—	335	545	—	—	335	545	880	132	2000	04/07	40
Gastonia, NC	—	1,070	1,185	—	—	1,070	1,185	2,255	329	1990	04/07	35
Gastonia, NC	—	745	760	—	—	745	760	1,505	185	2003	04/07	40
Gastonia, NC	—	965	1,228	—	—	965	1,228	2,193	340	2001	04/07	35
Hickory, NC	—	1,975	1,530	—	—	1,975	1,530	3,505	424	2002	04/07	35
Kings Mountain, NC	—	1,210	982	—	—	1,210	982	2,192	272	1988	04/07	35
Lake Wylie, SC	—	1,381	2,061	—	—	1,381	2,061	3,442	572	1998	04/07	35
Lake Wylie, SC	—	1,972	1,283	—	—	1,972	1,283	3,255	356	2003	04/07	35
Lincolnton, NC	—	723	532	—	—	723	532	1,255	172	1989	04/07	30
Mineral Springs, NC	—	678	577	—	—	678	577	1,255	140	2002	04/07	40
Monroe, NC	—	857	1,023	—	—	857	1,023	1,880	248	2004	04/07	40
Monroe, NC	—	709	796	—	—	709	796	1,505	221	1999	04/07	35
Monroe, NC	—	421	834	—	—	421	834	1,255	231	1997	04/07	35
Rock Hill, SC	—	3,095	1,910	—	—	3,095	1,910	5,005	530	1999	04/07	35
Rock Hill, SC	—	2,119	1,886	—	—	2,119	1,886	4,005	523	1998	04/07	35
Rock Hill, SC	—	778	727	—	—	778	727	1,505	235	1990	04/07	30
Statesville, NC	—	1,886	2,182	—	—	1,864	2,182	4,046	605	1999	04/07	35
Waxhaw, NC	—	508	747	—	—	508	747	1,255	181	2002	04/07	40
York, SC	—	2,306	1,449	—	—	2,306	1,449	3,755	402	1999	04/07	35
Charlotte, NC	—	1,834	1,214	—	—	1,834	1,214	3,048	292	1997	05/07	40
Charlotte, NC	—	1,849	2,280	—	—	1,849	2,280	4,129	549	2005	05/07	40
Rock Hill, SC	—	3,108	2,146	—	—	3,055	2,146	5,201	516	1999	05/07	40

PetSense:
Kingsville, TX	—	499	458	224	—	499	682	1,181	207	1995	12/01	40

PetSmart:
Chicago, IL	—	2,724	3,566	—	—	2,724	3,566	6,290	1,631	1998	09/98	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Pier I Imports:
Anchorage, AK	—	928	1,663	—	—	928	1,663	2,591	866	1995	02/96		40
Memphis, TN	—	713	822	—	—	713	822	1,535	401	1997	09/96	(f)	40
Sanford, FL	—	738	803	—	—	738	803	1,541	377	1998	06/97	(f)	40
Valdosta, GA	—	391	806	—	—	391	806	1,197	345	1999	01/99	(f)	40

Pizza Hut:
Monroeville, AL	—	547	44	—	—	547	44	591	17	1976	12/01		40
Bowie, TX	—	111	346	—	—	111	346	457	26	1976	02/15		25
Greeneville, TN	—	111	717	—	—	111	717	828	54	1972	02/15		25

Pollo Tropical:
Hialeah, FL	—	170	106	—	—	170	(i)	170	(i)	(i)	09/06		(i)

Popeye's:
Snellville, GA	—	642	437	—	—	642	437	1,079	164	1995	12/01		40
Randallstown, MD	—	483	609	—	—	483	609	1,092	70	1958	02/14		25

Power Center:
Midland, MI	—	1,085	1,635	220	—	1,085	1,598	2,683	455	2005	05/05	(g)	40
Big Flats, NY	—	2,248	7,159	1,258	—	2,248	5,075	7,323	1,450	2006	08/05	(g)	40
Harlingen, TX	—	247	807	—	—	247	583	830	156	2008	09/06	(g)	40
Harlingen, TX	—	749	1,238	195	—	749	1,043	1,792	288	2008	09/06	(g)	40

Premium Spas & Billiards:
Fairfax, VA	—	105	151	413	—	194	564	758	135	1995	12/95		40

Pull-A-Part:
Augusta, GA	—	1,414	—	1,449	—	1,414	1,449	2,863	346	2007	08/06	(m)	40
Birmingham, AL	—	1,165	2,090	—	—	1,165	2,090	3,255	542	1964	08/06		40
Charlotte, NC	—	2,913	1,724	—	—	2,908	1,724	4,632	447	2006	08/06		40
Conley, GA	—	1,686	1,387	—	—	1,686	1,387	3,073	360	1999	08/06		40
Harvey, LA	—	1,887	—	4,326	—	1,887	4,326	6,213	915	2008	08/06	(m)	40
Knoxville, TN	—	961	—	2,384	—	961	2,384	3,345	564	2007	08/06	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Louisville, KY	—	3,206	1,532	—	—	3,206	1,532	4,738	397	2006	08/06		40
Nashville, TN	—	2,164	1,414	—	—	2,164	1,414	3,578	367	2006	08/06		40
Norcross, GA	—	1,831	1,040	—	—	1,831	1,040	2,871	270	1998	08/06		40
Cleveland, OH	—	4,556	—	2,096	—	4,556	2,096	6,652	478	2007	08/06	(m)	40
Lafayette, LA	—	1,036	—	2,226	—	1,036	2,226	3,262	503	2007	08/06	(m)	40
Montgomery, AL	—	934	—	2,013	—	934	2,013	2,947	459	2007	11/06	(m)	40
Jackson, MS	—	1,315	—	2,471	—	1,315	2,318	3,633	520	2008	12/06	(m)	40
Baton Rouge, LA	—	893	—	3,256	—	893	3,256	4,149	634	2009	01/07	(m)	40
Memphis, TN	—	1,779	—	2,964	—	1,779	2,964	4,743	639	2008	05/07	(m)	40
Mobile, AL	—	550	—	2,772	—	550	2,772	3,322	552	2009	06/07	(m)	40
Winston-Salem, NC	—	846	—	2,449	—	836	2,449	3,285	492	2009	08/07	(m)	40
Lithonia, GA	—	2,410	—	2,345	—	2,410	2,345	4,755	467	2009	08/07	(m)	40
Columbia, SC	—	935	—	2,178	—	935	2,178	3,113	433	2009	09/07	(m)	40
Akron, OH	—	1,065	—	1,869	—	1,065	1,869	2,934	333	2009	10/08	(m)	40

Quaker Steak & Lube:
Mentor, OH	—	841	2,452	—	—	841	2,452	3,293	190	2009	04/14		35

QuikTrip:
Alpharetta, GA	—	1,048	607	—	—	1,048	607	1,655	175	1996	06/05		40
Clive, IA	—	623	557	—	—	623	557	1,180	214	1994	06/05		30
Herculaneum, MO	—	856	1,613	—	—	856	1,613	2,469	621	1991	06/05		30
Johnston, IA	—	394	385	—	—	394	385	779	148	1991	06/05		30
Olathe, KS	—	793	1,392	—	—	793	1,392	2,185	402	1999	06/05		40
Tulsa, OK	—	1,225	650	—	—	1,225	650	1,875	250	1990	06/05		30
Urbandale, IA	—	340	764	—	—	340	764	1,104	220	1993	06/05		40
Wichita, KS	—	127	543	—	—	127	543	670	209	1990	06/05		30
Woodstock , GA	—	488	1,042	—	—	488	1,042	1,530	301	1997	06/05		40
Fountain Inn, SC	—	723	3,289	—	—	723	3,289	4,012	43	2015	07/16		35
Charlotte, NC	—	739	3,512	—	—	739	3,512	4,251	33	2016	08/16		40
Marietta, GA	—	1,870	3,795	—	—	1,870	3,795	5,665	20	2016	10/16		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Qwest Corporation Service Center:
Cedar Rapids, IA	—	184	629	143	—	184	772	956	365	1976	06/05		20
Decorah, IA	—	72	272	—	—	72	272	344	272	1974	06/05		10

Rabobank:
Chico, CA	—	346	—	—	—	346	—	346	(e)	(i)	07/12		(e)

Raising Cane's:
Lancaster, OH	—	600	—	1,075	—	600	1,075	1,675	111	2012	01/08	(g)	40
Sulphur, LA	—	326	1,268	—	—	326	1,268	1,594	207	2009	04/11		35
Hurst, TX	—	763	—	1,309	—	763	1,309	2,072	170	2011	05/11	(m)	40
Fort Worth, TX	—	792	—	1,144	—	792	1,144	1,936	149	2011	06/11	(m)	40
Plano, TX	—	1,316	—	1,349	—	1,316	1,349	2,665	176	2011	06/11	(m)	40
Pearland, TX	—	774	—	1,255	—	774	1,255	2,029	161	2011	07/11	(m)	40
Addison, TX	—	869	—	1,343	—	869	1,343	2,212	161	2012	10/11	(m)	40
Houston, TX	—	737	—	1,163	—	737	1,163	1,900	142	2012	10/11	(m)	40
Euless, TX	—	1,222	—	1,376	—	1,226	1,376	2,602	173	2011	12/11	(m)	40
Moore, OK	—	762	—	1,153	—	762	1,153	1,915	135	2012	01/12	(m)	40
Rowlett, TX	—	814	—	1,398	—	814	1,398	2,212	156	2012	02/12	(m)	40
Keller, TX	—	833	—	1,265	—	833	1,265	2,098	133	2012	06/12	(m)	40
Omaha, NE	—	1,181	—	1,676	—	1,181	1,676	2,857	166	2013	08/12	(m)	40
McKinney, TX	—	1,443	—	1,255	—	1,443	1,255	2,698	116	2013	11/12	(m)	40
Tulsa, OK	—	1,006	—	1,508	—	1,006	1,508	2,514	140	2013	12/12	(m)	40
Broken Arrow, OK	—	1,267	1,285	—	—	1,267	1,285	2,552	108	2013	04/13		40
Oklahoma City, OK	—	1,217	—	1,312	—	1,217	1,312	2,529	100	2013	06/13	(m)	40
Oklahoma City, OK	—	988	—	1,268	—	988	1,268	2,256	102	2013	06/13	(m)	40
Owasso, OK	—	641	—	1,313	—	641	1,313	1,954	97	2014	09/13	(m)	40
Longview, TX	—	1,020	—	1,488	—	1,020	1,488	2,508	91	2014	02/14	(m)	40
Georgetown, TX	—	1,101	—	1,830	—	1,101	1,830	2,931	105	2014	05/14	(m)	40

Rallys:
Toledo, OH	—	126	320	—	—	126	320	446	202	1989	07/92		39

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
RBC Bank:
Altamonte Springs, FL	—	1,316	2,014	—	—	1,316	2,014	3,330	381	2007	05/10		35

Regal Theatre:
Bolingbrook, IL	—	2,937	3,032	1,500	—	2,937	4,532	7,469	1,084	1994	09/07		30

Rent-A-Center:
Cohoes, NY	—	64	348	242	—	64	590	654	122	1994	09/04		40

Rite Aid:
Douglasville, GA	—	413	995	—	—	413	995	1,408	521	1996	01/96		40
Conyers, GA	—	575	999	—	—	575	999	1,574	488	1997	06/97		40
Riverdale, GA	—	1,089	1,707	—	—	1,089	1,707	2,796	813	1997	12/97		40
Warner Robins, GA	—	707	—	1,227	—	707	1,227	1,934	551	1999	03/98	(g)	40
Mobile, AL (n)	—	1,137	1,694	—	—	1,137	1,694	2,831	637	2000	12/01		40
Orange Beach, AL	—	1,410	1,996	—	—	1,410	1,996	3,406	751	2000	12/01		40
Norfolk, VA	—	2,742	1,797	—	—	2,742	1,797	4,539	668	2001	02/02		40
Thorndale, PA	—	2,261	2,472	—	—	2,261	2,472	4,733	919	2001	02/02		40
West Mifflin, PA	—	1,402	2,044	—	—	1,402	2,044	3,446	760	1999	02/02		40
Albany, NY	—	25	867	—	—	25	867	892	267	1994	09/04		40
Saratoga Springs, NY	—	762	591	1,560	—	2,319	621	2,940	187	1993	09/04	(o)	40
Clinton Twp, MI	—	977	1,664	—	—	977	1,664	2,641	155	1998	03/14		30
Dowagiac, MI	—	409	1,609	—	—	409	1,609	2,018	150	1998	03/14		30
Durham, NC	—	1,553	2,621	—	—	1,553	2,621	4,174	113	1999	09/15		30

Rite Care Pharmacy:
Dallas, TX	—	2,407	2,299	320	—	2,407	2,618	5,025	689	1971	06/05		40

RNR Wheels / RNR Tire Express:
Anderson, SC (n)	—	140	815	—	—	140	815	955	57	1996	07/14		35

Road Ranger:
Springfield, IL	—	705	1,500	—	—	705	1,500	2,205	395	1997	06/06		40
Belvidere, IL	—	1,098	1,256	1,257	—	1,098	2,513	3,611	507	1997	06/06		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Brazil, IN	—	2,199	907	—	—	2,199	907	3,106	239	1990	06/06		40
Cherry Valley, IL	—	1,409	1,897	—	—	1,409	1,897	3,306	500	1991	06/06		40
Cottage Grove, WI	—	2,175	1,733	—	—	2,175	1,733	3,908	457	1990	06/06		40
Decatur, IL	—	815	1,314	—	—	815	1,314	2,129	346	2002	06/06		40
Dekalb, IL	—	747	1,658	—	—	747	1,658	2,405	437	2000	06/06		40
Elk Run Heights, IA	—	1,538	2,470	—	—	1,538	2,470	4,008	651	1989	06/06		40
Lake Station, IN	—	3,172	1,112	—	—	3,172	1,112	4,284	293	1987	06/06		40
Mendota, IL	—	1,218	3,295	—	—	1,218	3,295	4,513	642	1996	06/06		40
Oakdale, WI	—	1,844	1,663	—	—	1,844	1,663	3,507	438	1998	06/06		40
Rockford, IL	—	623	1,331	7	—	596	803	1,399	212	2000	06/06		40
Rockford, IL	—	1,094	1,662	—	—	1,093	1,662	2,755	438	1996	06/06		40
Springfield, IL	—	1,795	1,863	—	—	2,211	1,863	4,074	572	1978	06/06		40
Champaign, IL	—	3,241	2,008	—	—	3,241	2,008	5,249	496	2006	02/07		40
DeKalb, IL	—	505	1,503	—	—	505	1,503	2,008	371	2004	02/07		40
Fenton, MO	—	2,584	2,622	—	—	2,584	2,622	5,206	647	2007	02/07		40
Hampshire, IL	—	1,307	1,501	1,629	—	1,307	3,130	4,437	746	1988	02/07	(f)	40
Princeton, IL (n)	—	1,141	3,066	—	—	1,141	3,066	4,207	757	2003	02/07		40
South Beloit, IL	—	3,824	2,309	—	—	3,824	2,309	6,133	570	2002	02/07		40
Cedar Rapids, IA	—	1,025	984	—	—	1,025	984	2,009	241	1990	03/07		40
Marion, IA	—	737	1,071	—	—	737	1,071	1,808	262	1974	03/07		40
Okawville, IL	—	1,530	1,147	1,034	—	1,536	2,181	3,717	392	1997	08/07		40
Dubuque, IA	—	561	1,941	—	—	561	1,941	2,502	451	2000	09/07		40
Belvidere, IL	—	521	1,053	—	—	521	1,053	1,574	240	2008	09/07	(f)	40
South Beloit, IL	—	1,182	1,324	—	—	1,182	1,324	2,506	302	2008	09/07	(f)	40
Chicago, IL	—	1,350	6,450	—	—	1,350	6,450	7,800	1,150	1970	07/12		25
Bensenville, IL	—	842	3,164	—	—	842	3,164	4,006	189	2002	03/15		30
Loves Park, IL	—	911	2,283	—	—	911	2,283	3,194	117	2010	03/15		35

Robbins Diamonds:
Newark, DE	—	636	1,273	38	—	629	1,311	1,940	707	1994	12/94		40

Ross Dress for Less:
Coral Gables, FL	—	1,782	1,661	19	—	1,782	1,680	3,462	821	1994	06/96		38
Lodi, CA	—	614	1,415	—	—	614	1,415	2,029	467	1984	03/99		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Ruby's Place:
Swansea, IL	—	46	133	87	—	46	220	266	33	1997	12/01	(g)	40
Rue 21:
Lapeer, MI	—	126	645	—	—	126	629	755	148	2007	10/05		40

Sally Beauty Supply:
Lapeer, MI	—	33	167	—	—	33	163	196	38	2007	10/05		40

Salons by JC:
Buford, GA	—	539	1,421	373	—	539	1,798	2,337	456	2003	07/04	(g)	40

Saltgrass Steakhouse:
Beaumont, TX	—	558	—	2,336	—	901	1,819	2,720	286	1975	09/10	(m)	30
San Antonio, TX	—	1,280	—	853	—	1,280	853	2,133	109	2011	08/11	(m)	40
Cypress, TX	—	1,071	—	1,886	—	1,071	1,886	2,957	210	2012	03/12	(m)	40
Midland, TX	—	837	2,073	—	—	837	2,073	2,910	210	1998	01/13		35
Port Arthur, TX	—	890	—	2,049	—	890	2,049	2,939	152	2014	08/13	(m)	40
McAllen, TX	—	1,390	—	1,148	—	1,393	1,146	2,539	86	2007	12/13	(m)	35
College Station, TX	—	934	—	2,076	—	934	2,076	3,010	119	2014	04/14	(m)	40
Lewisville, TX	—	1,268	—	2,456	—	1,268	2,456	3,724	67	2015	11/14	(m)	40
Waco, TX	—	730	—	2,321	—	730	2,321	3,051	75	2015	12/14	(m)	40
Odessa, TX	—	1,000	—	2,410	—	1,000	2,410	3,410	63	2015	01/15	(m)	40
Lubbock, TX	—	1,025	—	2,251	—	1,025	2,251	3,276	40	2016	10/15	(m)	40
Baytown, TX	—	1,208	—	—	—	1,208	(e)	1,208	(e)	(e)	07/16	(m)	(e)
Corpus Christi, TX	—	1,008	—	2,732	—	1,008	2,732	3,740	3	2016	09/16	(m)	(k)
Tyler, TX	—	1,622	—	—	—	1,622	(e)	1,622	(e)	(e)	10/16	(m)	(e)

Save on Gas and C-Store:
Wilkes-Barre, PA	—	876	1,957	—	—	876	1,957	2,833	1,113	1998	08/05		20
Hughesville, PA	—	290	566	—	—	290	258	548	149	1977	01/06		40

Savers Thrift Superstore:
Fairview Heights, IL	—	1,258	2,623	246	—	1,258	2,869	4,127	761	1980	10/05	(g)	40
North Olmsted, OH	—	1,613	4,549	—	—	1,613	4,549	6,162	38	1983	08/16		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Schlotzsky's Deli:
Phoenix, AZ	—	706	315	—	—	706	315	1,021	119	1995	12/01		40
Scottsdale, AZ	—	717	311	—	—	686	311	997	117	1995	12/01		40

Season's 52:
Schaumburg, IL	—	2,065	1,311	—	—	2,065	(i)	2,065	(i)	(i)	12/01		(i)

Select Comfort:
Tucson, AZ	—	906	—	1,271	—	906	1,271	2,177	60	2015	11/14	(m)	40
Billings, MT	—	708	—	836	—	708	836	1,544	1	2016	08/16	(m)	(k)

Shek's Chinese Express:
Eden Prairie, MN	—	65	261	—	—	65	261	326	96	1997	12/01		40

Shell:
Glendale, AZ	—	1,817	2,415	126	—	1,817	2,541	4,358	639	2001	05/08		40
Peoria, AZ	—	860	1,117	114	—	860	1,231	2,091	429	1987	05/08		30

Shop-a-Snak:
Bessemer, AL	—	564	742	—	—	564	742	1,306	197	2002	05/06		40
Chelsea, AL	—	391	628	—	—	391	628	1,019	167	1981	05/06		40
Jasper, AL (n)	—	551	747	—	—	551	747	1,298	199	1998	05/06		40
Birmingham, AL	—	439	704	—	—	439	704	1,143	187	1989	05/06		40
Birmingham, AL	—	446	672	—	—	446	672	1,118	178	1989	05/06		40
Birmingham, AL	—	361	744	—	—	361	744	1,105	198	1989	05/06		40
Homewood, AL	—	468	657	—	—	468	657	1,125	175	1990	05/06		40
Hoover, AL	—	490	769	—	—	444	769	1,213	204	1992	05/06		40
Hoover, AL	—	713	865	—	—	713	865	1,578	230	1998	05/06		40
Hoover, AL	—	764	1,157	—	—	663	1,157	1,820	307	2005	05/06		40
Trussville, AL	—	272	542	—	—	272	542	814	144	1992	05/06		40
Tuscaloosa, AL	—	525	463	—	—	525	463	988	123	1991	05/06		40
Tuscaloosa, AL	—	432	559	—	—	432	559	991	149	1991	05/06		40
Tuscaloosa, AL	—	386	733	—	—	386	733	1,119	195	1991	05/06		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Shopko:
Riverdale, UT	—	2,294	5,396	—	—	2,294	5,396	7,690	405	1991	02/15		25
Spanish Fork, UT	—	1,526	4,458	—	—	1,526	4,458	5,984	334	1991	02/15		25
Spokane, WA	—	2,270	7,975	—	—	2,270	7,975	10,245	598	1986	02/15		25
West Bend, WI	—	1,435	7,654	—	—	1,435	7,654	9,089	574	1987	02/15		25

Sleepy's:
Bay Shore, NY	—	674	1,907	—	—	674	1,907	2,581	35	1985	07/16		25
Bridgehampton, NY	—	1,819	2,283	—	—	1,819	2,283	4,102	35	2003	07/16		30
Dickson City, PA	—	509	3,563	—	—	509	3,563	4,072	54	1998	07/16		30
Farmingdale, NY	—	522	2,021	—	—	522	2,021	2,543	37	1999	07/16		25
Hasbrouck Heights, NJ	—	609	989	—	—	609	989	1,598	18	1965	07/16		25
Huntington Station, NY	—	437	1,766	—	—	437	1,766	2,203	32	1990	07/16		25
Ledgewood, NJ	—	456	1,312	—	—	456	1,312	1,768	24	1981	07/16		25
Middletown, NY	—	351	3,232	—	—	351	3,232	3,583	59	1977	07/16		25
Montgomeryville, PA	—	283	3,084	—	—	283	3,084	3,367	57	1988	07/16		25
Old Saybrook, CT	—	691	3,595	—	—	691	3,595	4,286	82	1929	07/16		20
Rockville Centre, NY	—	732	951	—	—	732	951	1,683	22	1925	07/16		20
Somers Point, NJ	—	313	1,691	—	—	313	1,691	2,004	26	2004	07/16		30
Watchung, NJ	—	587	2,662	—	—	587	2,662	3,249	49	1981	07/16		25
Waterford, CT	—	615	2,736	—	—	615	2,736	3,351	50	1976	07/16		25
Whitehall, PA	—	218	1,177	—	—	218	1,177	1,395	18	2002	07/16		30

Sonic Automotive:
Charlotte, NC	—	3,619	4,854	—	—	3,619	4,854	8,473	1,168	1996	05/07		40

Sparkling Image:
Bakersfield, CA	—	2,564	4,465	2,178	—	2,564	6,643	9,207	1,788	1988	03/08		30
Bakersfield, CA	—	3,346	6,016	—	—	3,346	6,016	9,362	1,508	1998	03/08		35
Bakersfield, CA	—	2,798	5,260	22	—	1,781	284	2,065	267	1997	03/08		35
Bakersfield, CA	—	3,664	3,709	11	—	3,664	3,721	7,385	934	1994	03/08		35
Bakersfield, CA	—	2,043	3,520	40	—	2,043	719	2,762	324	1988	03/08		30
Bakersfield, CA	—	3,363	3,288	—	—	3,363	3,288	6,651	723	2002	03/08		40
San Fernando, CA	—	6,630	2,706	47	—	6,630	2,753	9,383	809	1988	03/08		30
Ventura, CA	—	5,590	4,431	94	—	5,590	4,526	10,116	991	2001	03/08		40
Ventura, CA	—	6,253	4,560	207	—	6,253	4,767	11,020	1,187	1994	03/08		35

Spec's Liquor and Fine Foods:
Corpus Christi, TX	—	768	841	601	—	768	1,442	2,210	654	1967	11/93		40
Coffee City, TX	—	1,330	3,858	—	—	1,330	3,858	5,188	1,145	1996	02/05		40

Speedy Cash:
Knoxville, TN	—	324	779	3	—	324	783	1,107	38	2014	04/15		35
Chicago, IL	—	317	859	—	—	317	859	1,176	19	2014	03/16		35

Spencer’s Air Conditioning & Appliance:
Glendale, AZ	—	342	982	—	—	342	982	1,324	428	1999	12/98	(g)	40

Sprint PCS:
Lewisville, TX	—	555	—	1,172	—	598	1,128	1,726	25	2016	12/01	(m)	40

Stanton Optical:
Portland, OR	—	290	61	—	—	300	—	300	(e)	(e)	09/06		(e)

Staples:
Memphis, TN	—	931	2,210	—	—	931	2,210	3,141	182	2011	02/14		35

Starplex Theatre:
Southington, CT	—	1,346	—	4,263	—	1,346	4,263	5,609	361	1993	05/14	(o)	30

Steak N Shake:
Munhall, PA	—	688	727	—	—	688	727	1,415	72	2002	07/14		25
South Bend, IN	—	447	1,238	—	—	447	1,238	1,685	101	2004	07/14		30

Sterling Collision:
Lombard, IL	—	622	1,714	—	—	622	1,714	2,336	277	1997	12/12		25

Stone Mountain Chevrolet:
Lilburn, GA	—	3,027	4,685	—	—	3,027	4,685	7,712	1,449	2004	08/04		40

Stop N Go:
Grand Prairie, TX	—	421	685	—	—	421	685	1,106	257	1986	12/01		40

Stripes:
Laredo, TX	—	841	739	—	—	841	739	1,580	204	2001	12/05		40
Brownsville, TX	—	2,033	1,288	—	—	2,033	1,288	3,321	355	1995	12/05		40
Brownsville, TX	—	2,417	1,828	—	—	2,417	1,828	4,245	505	2000	12/05		40
Brownsville, TX	—	1,279	1,015	—	—	1,279	1,015	2,294	280	1990	12/05		40
Brownsville, TX	—	2,915	1,800	—	—	2,915	1,800	4,715	497	2000	12/05		40
Brownsville, TX	—	1,843	1,419	—	—	1,843	1,419	3,262	392	2000	12/05		40
Brownsville, TX	—	933	699	—	—	933	699	1,632	193	1999	12/05		40
Brownsville, TX	—	2,530	1,125	—	—	2,530	1,125	3,655	311	1990	12/05		40
Brownsville, TX	—	1,182	1,105	—	—	1,182	1,105	2,287	305	2000	12/05		40
Brownsville, TX	—	1,039	1,145	—	—	1,039	1,145	2,184	316	2004	12/05		40
Brownsville, TX	—	1,392	1,444	—	—	1,392	1,444	2,836	399	2005	12/05		40
Brownsville, TX	—	1,015	1,308	—	—	1,015	1,308	2,323	361	2003	12/05		40
Corpus Christi, TX	—	1,385	1,419	—	—	1,385	1,419	2,804	392	1982	12/05		40
Corpus Christi, TX	—	1,400	1,531	—	—	1,400	1,531	2,931	423	1984	12/05		40
Corpus Christi, TX	—	1,308	2,151	—	—	1,308	2,151	3,459	594	1995	12/05		40
Corpus Christi, TX	—	703	1,037	—	—	703	1,037	1,740	286	1986	12/05		40
Corpus Christi, TX	—	853	1,416	—	—	853	1,416	2,269	391	2005	12/05		40
Donna, TX	—	1,004	1,127	—	—	1,004	1,127	2,131	311	1995	12/05		40
Edinburg, TX	—	1,317	1,624	—	—	1,317	1,624	2,941	448	1999	12/05		40
Edinburg, TX	—	970	1,286	—	—	970	1,286	2,256	355	2003	12/05		40
Falfurias, TX	—	4,244	4,458	—	—	4,213	4,458	8,671	1,231	2002	12/05		40
Freer, TX	—	1,151	1,158	—	—	1,151	1,158	2,309	320	1984	12/05		40
George West, TX	—	1,243	695	—	—	1,243	695	1,938	192	1996	12/05		40
Harlingen, TX	—	906	953	—	—	906	953	1,859	263	1991	12/05		40
Harlingen, TX	—	755	601	—	—	755	601	1,356	166	1987	12/05		40
Harlingen, TX	—	754	1,152	—	—	754	1,152	1,906	318	1999	12/05		40
La Feria, TX	—	900	1,347	—	—	900	1,347	2,247	372	1988	12/05		40
Laredo, TX	—	1,495	1,400	—	—	1,495	1,400	2,895	387	1993	12/05		40
Laredo, TX	—	675	533	—	—	675	533	1,208	147	1993	12/05		40
Laredo, TX	—	1,553	1,775	—	—	1,553	1,775	3,328	490	2000	12/05		40
Laredo, TX	—	459	460	—	—	459	460	919	127	1983	12/05		40
Laredo, TX	—	736	670	—	—	736	670	1,406	185	1984	12/05		40
Lawton, OK	—	697	964	—	—	649	964	1,613	266	1984	12/05		40
Los Indios, TX	—	1,387	1,457	—	—	1,387	1,457	2,844	402	2005	12/05		40
McAllen, TX	—	987	893	—	—	987	893	1,880	247	1999	12/05		40
McAllen, TX	—	975	1,030	—	—	975	1,030	2,005	284	2003	12/05		40
Mission, TX	—	880	1,101	—	—	880	1,101	1,981	304	1999	12/05		40
Mission, TX	—	1,125	1,213	—	—	1,125	1,213	2,338	335	2003	12/05		40
Olmito, TX	—	3,688	2,880	—	—	3,688	2,880	6,568	795	2002	12/05		40
Pharr, TX	—	2,426	1,881	—	—	2,426	1,881	4,307	519	2003	12/05		40
Pharr, TX	—	982	1,178	—	—	982	1,178	2,160	325	1988	12/05		40
Pharr, TX	—	784	805	—	—	784	805	1,589	222	2000	12/05		40
Port Isabel, TX	—	2,062	1,299	—	—	2,062	1,299	3,361	358	1994	12/05		40
Portland, TX	—	656	915	—	—	656	915	1,571	252	1983	12/05		40
Progreso, TX	—	1,769	1,811	—	—	1,769	1,811	3,580	500	1999	12/05		40
Riviera, TX	—	2,351	2,158	—	—	2,351	2,158	4,509	596	2005	12/05		40
San Benito, TX	—	791	1,857	—	—	791	1,857	2,648	513	1994	12/05		40
San Benito, TX	—	1,103	1,586	—	—	1,103	1,586	2,689	438	2005	12/05		40
San Juan, TX	—	1,424	1,546	—	—	1,424	1,546	2,970	427	2004	12/05		40
San Juan, TX	—	1,124	1,172	—	—	1,124	1,172	2,296	323	1996	12/05		40
South Padre Island, TX	—	1,367	1,389	—	—	1,367	1,389	2,756	383	1988	12/05		40
Wichita Falls, TX	—	484	828	—	—	484	828	1,312	229	1983	12/05		40
Wichita Falls, TX	—	905	1,351	—	—	905	1,351	2,256	373	2000	12/05		40
Wichita Falls, TX	—	440	751	—	—	440	751	1,191	207	1984	12/05		40
Palmview, TX	—	835	1,372	—	—	835	1,372	2,207	350	2005	10/06		40
Harlingen, TX	—	638	1,807	—	—	638	1,807	2,445	454	2006	12/06		40
Rio Grande City, TX	—	1,871	1,612	—	—	1,871	1,612	3,483	405	2006	12/06		40
San Juan, TX	—	816	1,434	—	—	816	1,434	2,250	360	2006	12/06		40
Zapata, TX	—	1,333	1,773	—	—	1,333	1,773	3,106	445	2006	12/06		40
Orange Grove, TX	—	1,767	1,838	—	—	1,767	1,838	3,605	446	2007	04/07		40
Harlingen, TX	—	408	826	—	—	408	826	1,234	251	1982	11/07		30
Laredo, TX	—	468	728	—	—	468	728	1,196	221	1973	11/07		30
Laredo, TX	—	448	734	—	—	448	734	1,182	223	1981	11/07		30
Laredo, TX	—	698	1,169	—	—	698	1,169	1,867	355	1981	11/07		30
Laredo, TX	—	584	958	—	—	584	958	1,542	292	1981	11/07		30
Laredo, TX	—	348	1,168	—	—	348	1,168	1,516	355	1983	11/07		30
San Benito, TX	—	420	1,135	—	—	420	1,135	1,555	345	1985	11/07		30
Del Rio, TX	—	1,565	758	—	—	1,565	758	2,323	173	1996	11/07		40
Kerrville, TX	—	640	1,616	—	—	640	1,616	2,256	369	1996	11/07		40
Monahans, TX	—	2,628	2,973	—	—	2,628	2,973	5,601	678	1996	11/07		40
Odessa, TX	—	2,633	3,199	—	—	2,633	3,199	5,832	730	2006	11/07		40
San Angelo, TX	—	194	471	—	—	194	471	665	108	1998	11/07		40
Pharr, TX	—	573	1,229	—	—	573	1,229	1,802	278	2000	12/07		40
Harlingen, TX	—	329	935	—	—	329	935	1,264	279	1980	01/08		30
Harlingen, TX	—	277	808	—	—	277	808	1,085	241	1983	01/08		30
Laredo, TX	—	325	816	—	—	325	816	1,141	244	1983	01/08		30
McAllen, TX	—	643	1,776	—	—	643	1,776	2,419	530	1980	01/08		30
Port Isabel, TX	—	299	855	—	—	299	855	1,154	255	1983	01/08		30
Brownsville, TX	—	843	1,429	—	—	843	1,429	2,272	308	2007	05/08		40
Edinburg, TX	—	834	1,787	—	—	834	1,787	2,621	385	2007	05/08		40
La Villa, TX	—	710	2,166	—	—	710	2,166	2,876	467	2007	05/08		40
Laredo, TX	—	879	1,593	—	—	879	1,593	2,472	344	2007	05/08		40
Laredo, TX	—	1,183	1,934	—	—	1,183	1,934	3,117	417	2007	05/08		40
McAllen, TX	—	1,270	2,383	—	—	1,270	2,383	3,653	685	1986	05/08		30
Houston, TX (n)	—	696	1,458	—	—	696	1,458	2,154	293	2008	12/08		40
Lubbock, TX	—	671	1,612	—	—	671	1,612	2,283	324	2007	12/08		40

Subway:
Eden Prairie, MN	—	54	150	67	—	54	218	272	80	1997	12/01		40
Albany, NY	—	3	67	—	—	3	67	70	20	1992	09/04		40
Cohoes, NY	—	21	116	8	—	21	123	144	41	1994	09/04		40

Sullivan's Steakhouse:
Lincolnshire, IL	—	862	1,574	—	—	862	1,574	2,436	312	1999	01/12		25

Sunbelt Rentals:
Dayton, OH	—	391	1,223	—	—	391	1,223	1,614	165	2008	04/12		35
Shepherdsville, KY	—	516	1,577	—	—	516	1,577	2,093	212	2009	04/12		35

Sunoco:
Arnold, MD	—	417	581	—	—	417	581	998	72	1993	04/13		30
Baltimore, MD	—	542	2,054	—	—	542	2,054	2,596	254	1998	04/13		30
Baltimore, MD	—	523	2,809	—	—	523	2,809	3,332	417	1982	04/13		25
Baltimore, MD	—	271	1,482	—	—	271	1,482	1,753	220	1968	04/13		25
Baltimore, MD	—	368	1,647	—	—	368	1,647	2,015	204	1996	04/13		30
Baltimore, MD	—	455	2,122	—	—	455	2,122	2,577	315	1980	04/13		25
Baltimore, MD	—	310	1,686	—	—	310	1,686	1,996	179	2004	04/13		35
Baltimore, MD	—	620	1,279	—	—	620	1,279	1,899	158	1989	04/13		30
Bel Air, MD	—	1,376	620	—	—	1,376	620	1,996	77	1994	04/13		30
Bethesda, MD	—	1,414	1,347	—	—	1,414	1,347	2,761	200	1971	04/13		25
Centreville, VA	—	1,753	697	—	—	1,753	697	2,450	86	1994	04/13		30
Chantilly, VA	—	1,472	1,831	—	—	1,472	1,831	3,303	272	1966	04/13		25
Dale City, VA	—	639	2,461	—	—	639	2,461	3,100	304	1992	04/13		30
Dumfries, VA	—	387	2,364	—	—	387	2,364	2,751	292	1999	04/13		30
Edgewood, MD	—	823	2,073	—	—	823	2,073	2,896	308	1985	04/13		25
Frederick, MD	—	940	1,860	—	—	940	1,860	2,800	230	1996	04/13		30
Gaithersburg, MD	—	1,027	2,073	—	—	1,027	2,073	3,100	308	1982	04/13		25
Glen Burnie, MD	—	804	1,647	—	—	804	1,647	2,451	204	1994	04/13		30
Herndon, VA	—	707	1,792	—	—	707	1,792	2,499	222	1989	04/13		30
Joppa, MD	—	862	174	—	—	862	174	1,036	26	1987	04/13		25
Manassas, VA	—	1,230	1,521	—	—	1,230	1,521	2,751	188	1991	04/13		30
Manassas, VA	—	746	1,434	—	—	746	1,434	2,180	177	1993	04/13		30
Odenton, MD	—	668	2,780	—	—	668	2,780	3,448	344	2000	04/13		30
Owings Mills, MD	—	1,337	911	—	—	1,337	911	2,248	113	1994	04/13		30
Parkton, MD	—	397	2,151	—	—	397	2,151	2,548	266	1993	04/13		30
Pasadena, MD	—	591	2,509	—	—	579	2,509	3,088	310	1997	04/13		30
Pasadena, MD	—	407	1,492	—	—	407	1,492	1,899	184	1989	04/13		30
Perryville, MD	—	601	3,778	—	—	601	3,778	4,379	467	1990	04/13		30
Randallstown, MD	—	746	1,715	—	—	746	1,715	2,461	212	1995	04/13		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Reisterstown, MD	—	649	2,354	—	—	649	2,354	3,003	291	1995	04/13	30
Rockville, MD	—	1,996	2,054	—	—	1,996	2,054	4,050	305	1971	04/13	25
Severn, MD	—	765	3,139	—	—	765	3,139	3,904	388	1987	04/13	30
Sterling, VA	—	1,356	1,095	—	—	1,356	1,095	2,451	135	1997	04/13	30
Sterling, VA	—	1,540	2,461	—	—	1,540	2,461	4,001	304	1998	04/13	30
Timonium, MD	—	1,356	1,598	—	—	1,356	1,598	2,954	237	1981	04/13	25
Towson, MD	—	630	2,771	—	—	630	2,771	3,401	411	1988	04/13	25
Warrenton, VA	—	1,802	2,703	—	—	1,802	2,703	4,505	334	1994	04/13	30
Woodbridge, VA	—	678	2,664	—	—	678	2,664	3,342	395	1988	04/13	25

Sunshine Energy:
Kansas City, MO	—	517	720	—	—	517	720	1,237	215	1993	07/09	25

SunTrust:
Albany, GA	—	287	890	—	—	287	890	1,177	210	1990	06/13	15
Alexandria, VA	—	2,735	732	—	—	2,735	732	3,467	173	1969	06/13	15
Alpharetta, GA	—	1,056	1,425	—	—	1,056	1,425	2,481	168	2005	06/13	30
Alpharetta, GA	—	1,625	1,366	—	—	1,625	1,366	2,991	242	1991	06/13	20
Arlington, VA	—	1,998	638	—	—	1,998	638	2,636	113	1993	06/13	20
Atlanta, GA	—	296	748	—	—	296	748	1,044	177	1964	06/13	15
Atlanta, GA	—	2,130	1,623	—	—	2,130	1,623	3,753	287	1976	06/13	20
Augusta, GA	—	472	443	—	—	472	443	915	314	1970	06/13	5
Augusta, GA	—	352	397	—	—	352	397	749	281	1949	06/13	5
Augusta, GA	—	865	872	—	—	865	872	1,737	309	1972	06/13	10
Avon Park, FL	—	360	1,564	—	—	360	1,564	1,924	185	1983	06/13	30
Bartow, FL	—	218	769	—	—	218	769	987	109	1980	06/13	25
Beaverdam, VA	—	230	309	—	—	230	309	539	219	1964	06/13	5
Belleview, FL	—	226	1,085	—	—	226	1,085	1,311	128	1979	06/13	30
Beverly Hills, FL	—	376	1,414	—	—	376	1,414	1,790	167	1989	06/13	30
Black Mountain, NC	—	780	655	—	—	780	655	1,435	464	1943	06/13	5
Bladensburg, MD	—	1,528	1,538	—	—	1,528	1,538	3,066	182	1946	06/13	30
Bradenton, FL	—	437	1,251	—	—	429	1,251	1,680	148	1980	06/13	30
Brunswick, GA	—	158	2,169	—	—	158	2,169	2,327	1,536	1957	06/13	5
Butner, NC	—	344	606	—	—	344	606	950	107	1957	06/13	20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Cary, NC	—	616	826	—	—	616	826	1,442	146	1987	06/13	20
Chattanooga, TN	—	308	652	—	—	308	652	960	462	1972	06/13	5
Chattanooga, TN	—	260	374	—	—	260	374	634	265	1981	06/13	5
Chattanooga, TN	—	496	824	—	—	496	824	1,320	584	1948	06/13	5
Chattanooga, TN	—	336	341	—	—	336	341	677	241	1974	06/13	5
Chestertown, MD	—	856	290	—	—	856	290	1,146	206	1974	06/13	5
Clearwater, FL	—	433	530	—	—	433	530	963	125	1983	06/13	15
Conyers, GA	—	366	501	—	—	366	501	867	177	1986	06/13	10
Crystal River, FL	—	430	2,971	—	—	430	2,971	3,401	301	1983	06/13	35
Daytona Beach Shores, FL	—	318	720	—	—	318	720	1,038	102	1982	06/13	25
Deland, FL	—	270	1,296	—	—	270	1,296	1,566	153	1993	06/13	30
Denton, NC	—	472	783	—	—	472	783	1,255	185	1969	06/13	15
Doral, FL	—	1,912	1,100	—	—	1,912	1,100	3,012	195	1988	06/13	20
Douglas, GA	—	354	168	—	—	354	168	522	119	1972	06/13	5
Duluth, GA	—	851	845	—	—	851	845	1,696	150	1992	06/13	20
Edgewater, FL	—	419	1,417	—	—	419	1,417	1,836	167	1986	06/13	30
Erwin, NC	—	380	89	—	—	380	89	469	63	1955	06/13	5
Flagler Beach, FL	—	366	1,313	—	—	366	1,313	1,679	133	1993	06/13	35
Fort Myers, FL	—	814	684	—	—	814	684	1,498	162	1986	06/13	15
Fort Myers, FL	—	543	758	—	—	543	758	1,301	107	1986	06/13	25
Franklin, VA	—	103	911	—	—	103	911	1,014	215	1967	06/13	15
Gainesville, GA	—	406	1,830	—	—	406	1,830	2,236	1,296	1966	06/13	5
Greenacres City, FL	—	1,395	1,533	—	—	1,395	1,533	2,928	181	1988	06/13	30
Greensboro, NC	—	516	394	—	—	516	394	910	279	1980	06/13	5
Gulf Breeze, FL	—	1,021	1,382	—	—	1,021	1,382	2,403	490	1960	06/13	10
Haines City, FL	—	405	1,241	—	—	405	1,241	1,646	147	1989	06/13	30
Harrisonburg, VA	—	245	438	—	—	245	438	683	310	1968	06/13	5
Hialeah, FL	—	2,578	1,149	—	—	2,578	1,149	3,727	407	1978	06/13	10
Holly Hill, FL	—	509	699	—	—	509	699	1,208	495	1963	06/13	5
Homosassa, FL	—	344	825	—	—	344	825	1,169	117	1985	06/13	25
Hudson, NC	—	220	207	—	—	220	207	427	37	1994	06/13	20
Huntersville, NC	—	177	830	—	—	177	830	1,007	118	1998	06/13	25
Inverness, FL	—	471	755	—	—	471	755	1,226	178	1984	06/13	15
Jacksonville, FL	—	938	926	—	—	938	926	1,864	164	1979	06/13	20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Jacksonville, FL	—	674	821	—	—	674	821	1,495	116	1987	06/13	25
Jonesboro, GA	—	591	1,185	—	—	591	1,185	1,776	839	1965	06/13	5
Jonesborough, TN	—	95	285	—	—	95	285	380	202	1974	06/13	5
Jupiter, FL	—	1,035	1,327	—	—	1,035	1,327	2,362	134	1998	06/13	35
Kannapolis, NC	—	850	834	—	—	850	834	1,684	591	1906	06/13	5
Kernersville, NC	—	284	708	—	—	284	708	992	167	1990	06/13	15
Lady Lake, FL	—	340	1,355	—	—	340	1,355	1,695	160	1996	06/13	30
Lady Lake, FL	—	388	1,537	—	—	388	1,537	1,925	181	1996	06/13	30
Lake City, TN	—	326	514	—	—	326	514	840	364	1958	06/13	5
Lake Placid, FL	—	289	1,402	—	—	289	1,402	1,691	166	1988	06/13	30
Largo, FL	—	258	643	—	—	258	643	901	114	1979	06/13	20
Lawrenceburg, TN	—	205	413	—	—	205	413	618	292	1975	06/13	5
Lawrenceville, GA	—	657	1,764	—	—	657	1,764	2,421	625	1985	06/13	10
Lightfoot, VA	—	177	512	—	—	177	512	689	181	1973	06/13	10
Lynn Haven, FL	—	797	865	—	—	797	865	1,662	306	1974	06/13	10
Macon, GA	—	207	392	—	—	207	392	599	93	1980	06/13	15
Madison Heights, VA	—	215	379	—	—	215	379	594	268	1973	06/13	5
Manassas, VA	—	1,765	1,714	—	—	1,765	1,714	3,479	304	1967	06/13	20
Marietta, GA	—	617	714	—	—	617	714	1,331	253	1974	06/13	10
Mechanicsville, VA	—	343	493	—	—	343	493	836	349	1965	06/13	5
Mocksville, NC	—	189	434	—	—	189	434	623	307	1967	06/13	5
Monroe, NC	—	586	353	—	—	586	353	939	250	1981	06/13	5
Murfreesboro, TN	—	276	554	—	—	276	554	830	131	1989	06/13	15
N Miami Beach, FL	—	915	497	—	—	915	497	1,412	117	1986	06/13	15
Nashville, TN	—	438	1,295	—	—	438	1,295	1,733	153	1994	06/13	30
Nashville, TN	—	627	639	—	—	627	639	1,266	226	1972	06/13	10
New Port Richey, FL	—	463	1,178	—	—	463	1,178	1,641	167	1998	06/13	25
Norcross, GA	—	789	663	—	—	789	663	1,452	156	1986	06/13	15
Norwood, NC	—	519	410	—	—	519	410	929	290	1946	06/13	5
Orlando, FL	—	801	1,135	—	—	801	1,135	1,936	201	1993	06/13	20
Palm Harbor, FL	—	532	384	—	—	532	384	916	136	1983	06/13	10
Punta Gorda, FL (n)	—	1,483	1,330	—	—	1,483	1,330	2,813	235	1972	06/13	20
Radford, VA	—	221	326	—	—	221	326	547	231	1964	06/13	5
Richmond, VA	—	263	563	—	—	263	563	826	199	1981	06/13	10

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Richmond, VA	—	283	245	—	—	283	245	528	173	1973	06/13	5
Richmond, VA	—	398	673	—	—	398	673	1,071	477	1972	06/13	5
Roanoke, VA	—	264	256	—	—	264	256	520	182	1973	06/13	5
Roanoke, VA	—	103	360	—	—	103	360	463	128	1957	06/13	10
Roxboro, NC	—	452	918	—	—	452	918	1,370	217	1983	06/13	15
Sebastian, FL	—	438	856	—	—	438	856	1,294	152	1987	06/13	20
Sebring, FL	—	326	920	—	—	326	920	1,246	130	1985	06/13	25
South Boston, VA	—	221	1,441	—	—	221	1,441	1,662	255	1975	06/13	20
Spartanburg, SC	—	435	372	—	—	435	372	807	132	1921	06/13	10
Spotsylvania, VA	—	1,398	1,158	—	—	1,398	1,158	2,556	117	1964	06/13	35
Spring Hill, FL	—	460	1,102	—	—	460	1,102	1,562	780	1973	06/13	5
Spring Hill, FL	—	631	1,950	—	—	631	1,950	2,581	230	1988	06/13	30
St. Petersburg, FL	—	207	1,150	—	—	207	1,150	1,357	136	1974	06/13	30
Stuart, FL (n)	—	1,143	2,570	—	—	1,143	2,570	3,713	303	1985	06/13	30
Sun City Center, FL (n)	—	568	3,671	—	—	568	3,671	4,239	371	1971	06/13	35
Tamarac, FL	—	966	1,115	—	—	966	1,115	2,081	395	1972	06/13	10
Tucker, GA	—	395	1,208	—	—	395	1,208	1,603	214	1971	06/13	20
Valrico, FL	—	178	870	—	—	178	870	1,048	103	1981	06/13	30
Virginia Beach, VA	—	326	366	—	—	326	366	692	130	1985	06/13	10
Warner Robins, GA	—	905	1,276	—	—	905	1,276	2,181	452	1973	06/13	10
Wildwood, FL	—	308	953	—	—	308	953	1,261	135	1978	06/13	25
Youngsville, NC	—	237	165	—	—	237	165	402	117	1946	06/13	5
Zephyrhills, FL	—	345	3,112	—	—	345	3,112	3,457	735	1972	06/13	15

Superior Petroleum:
Midway, PA	—	311	708	—	—	311	708	1,019	259	1990	01/06	30

Supervalu:
Huntington, WV	—	1,254	761	—	—	1,254	761	2,015	378	1971	02/97	40
Maple Heights, OH	—	1,035	2,874	—	—	1,035	2,874	3,909	1,428	1985	02/97	40

Susser HQ:
Corpus Christi, TX	—	630	3,131	—	—	630	3,131	3,761	1,393	1982	03/99	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Sweet Berries Cafe:
Sherman, TX	—	233	126	24	—	233	150	383	75	1969	09/06	20

Taco Bell:
Ocala, FL	—	275	755	—	—	275	755	1,030	284	2001	12/01	40
Phoenix, AZ	—	594	283	—	—	594	283	877	106	1995	12/01	40
Bedford, IN	—	797	937	—	—	797	937	1,734	249	1989	05/06	40
Columbus, IN	—	1,257	2,055	—	—	1,257	2,055	3,312	546	1990	05/06	40
Columbus, IN	—	690	1,213	—	—	690	1,213	1,903	322	2005	05/06	40
Evansville, IN	—	524	1,815	—	—	524	1,815	2,339	482	2005	05/06	40
Evansville, IN	—	221	828	—	—	221	828	1,049	220	2003	05/06	40
Evansville, IN	—	308	1,301	—	—	308	1,301	1,609	345	2000	05/06	40
Fishers, IN	—	990	486	—	—	990	486	1,476	129	1998	05/06	40
Greensburg, IN	—	648	1,079	—	—	648	1,079	1,727	287	1998	05/06	40
Indianapolis, IN	—	547	703	—	—	547	703	1,250	187	2004	05/06	40
Indianapolis, IN	—	1,032	1,650	—	—	1,032	1,650	2,682	438	2004	05/06	40
Madisonville, KY	—	682	1,193	—	—	682	1,193	1,875	317	1999	05/06	40
Ownesboro, KY	—	639	1,326	—	—	639	1,326	1,965	352	2005	05/06	40
Shelbyville, IN	—	670	1,756	—	—	670	1,756	2,426	466	1998	05/06	40
Speedway, IN	—	408	1,426	—	—	408	1,426	1,834	379	2003	05/06	40
Terre Haute, IN	—	1,314	2,249	—	—	1,314	2,249	3,563	597	2003	05/06	40
Terre Haute, IN	—	1,037	1,656	—	—	1,037	1,656	2,693	440	2003	05/06	40
Vincennes, IN	—	502	880	—	—	502	880	1,382	234	2004	05/06	40
Hialeah, FL	—	262	69	—	—	262	(i)	262	(i)	(i)	09/06	(i)
Anderson, SC	—	176	436	—	—	176	436	612	88	2000	12/10	30
Anderson, SC	—	273	820	—	—	273	820	1,093	198	1989	12/10	25
Asheville, NC	—	252	483	—	—	252	483	735	117	1993	12/10	25
Asheville, NC	—	408	732	—	—	408	732	1,140	177	1992	12/10	25
Black Mountain, NC	—	149	313	—	—	149	313	462	76	1992	12/10	25
Blue Ridge, GA	—	276	553	—	—	276	553	829	134	1992	12/10	25
Cedartown, GA	—	353	890	—	—	353	890	1,243	215	1990	12/10	25
Duncan, SC	—	280	483	—	—	280	483	763	97	1999	12/10	30
Easley, SC (n)	—	444	818	—	—	444	818	1,262	198	1991	12/10	25
Fort Payne, AL	—	362	533	—	—	362	533	895	129	1989	12/10	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Franklin, NC	—	472	687	—	—	472	687	1,159	166	1992	12/10	25
Gaffney, SC	—	388	940	—	—	388	940	1,328	189	1998	12/10	30
Greenville, SC	—	169	330	—	—	169	330	499	80	1990	12/10	25
Greenville, SC	—	414	810	—	—	414	810	1,224	163	1995	12/10	30
Hendersonville, NC	—	569	1,163	—	—	569	1,163	1,732	281	1988	12/10	25
Inman, SC	—	223	502	—	—	223	502	725	101	1999	12/10	30
Lavonia, GA	—	122	359	—	—	122	359	481	72	1999	12/10	30
Madison, AL	—	498	886	—	—	498	886	1,384	214	1985	12/10	25
Oneonta, AL	—	362	881	—	—	362	881	1,243	213	1992	12/10	25
Piedmont, SC	—	249	702	—	—	249	702	951	141	2000	12/10	30
Pisgah Forest, NC	—	260	672	—	—	260	672	932	135	1998	12/10	30
Rainsville, AL	—	411	1,077	—	—	411	1,077	1,488	217	1998	12/10	30
Seneca, SC	—	304	807	—	—	304	807	1,111	195	1993	12/10	25
Simpsonville, SC	—	635	1,022	—	—	635	1,022	1,657	247	1991	12/10	25
Spartanburg, SC	—	239	496	—	—	239	496	735	100	1992	12/10	30
Spartanburg, SC	—	492	949	—	—	492	949	1,441	191	1993	12/10	30
Sylva, NC	—	580	786	—	—	580	786	1,366	158	1994	12/10	30
Toccoa, GA	—	201	600	—	—	201	600	801	121	1993	12/10	30
Anderson, IN	—	313	1,338	—	—	313	1,338	1,651	155	2008	12/12	35
Bloomington, IN	—	332	1,234	—	—	332	1,234	1,566	142	2009	12/12	35
Bloomington, IN	—	275	1,026	—	—	275	1,026	1,301	166	1988	12/12	25
Carmel, IN	—	360	1,546	—	—	360	1,546	1,906	208	1994	12/12	30
Daleville, IN	—	209	893	—	—	209	893	1,102	120	1995	12/12	30
Edinburgh, IN	—	313	1,338	—	—	313	1,338	1,651	155	2007	12/12	35
Evansville, IN	—	209	1,092	—	—	209	1,092	1,301	126	2008	12/12	35
Indianapolis, IN	—	351	1,452	—	—	351	1,452	1,803	196	2005	12/12	30
Indianapolis, IN	—	209	799	—	—	209	799	1,008	108	1994	12/12	30
Indianapolis, IN	—	256	1,102	—	—	256	1,102	1,358	127	2008	12/12	35
Indianapolis, IN	—	285	1,225	—	—	285	1,225	1,510	141	2008	12/12	35
Indianapolis, IN	—	247	931	—	—	247	931	1,178	125	1995	12/12	30
Indianapolis, IN	—	304	1,206	—	—	304	1,206	1,510	139	2010	12/12	35
Jasper, IN	—	200	960	—	—	200	960	1,160	129	1992	12/12	30
New Castle, IN	—	427	1,830	—	—	427	1,830	2,257	247	2006	12/12	30
Owensboro, KY	—	436	1,119	—	—	436	1,119	1,555	129	2010	12/12	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Connersville, IN	—	136	1,280	—	—	136	1,280	1,416	148	1991	07/13	30
Linton, IN	—	155	1,203	—	—	155	1,203	1,358	139	1996	07/13	30
Owensboro, KY	—	136	1,549	—	—	136	1,549	1,685	179	1998	07/13	30
Arnold, MO	—	436	698	—	—	436	698	1,134	94	1991	08/13	25
Collinsville, IL	—	368	1,713	—	—	368	1,713	2,081	231	1993	08/13	25
East Alton, IL	—	271	1,008	—	—	271	1,008	1,279	113	1991	08/13	30
Edwardsville, IL	—	310	1,549	—	—	310	1,549	1,859	174	1987	08/13	30
Eureka, MO	—	466	466	—	—	466	466	932	63	1984	08/13	25
Granite City, IL	—	707	852	—	—	707	852	1,559	82	2006	08/13	35
Hazelwood, MO	—	513	1,470	—	—	513	1,470	1,983	165	1991	08/13	30
Maryland Heights, MO	—	407	862	—	—	407	862	1,269	97	1991	08/13	30
O'Fallon, MO	—	580	1,403	—	—	580	1,403	1,983	135	2003	08/13	35
O'Fallon, MO	—	445	1,770	—	—	445	1,770	2,215	199	1985	08/13	30
St. Charles, MO	—	581	872	—	—	580	872	1,452	98	2000	08/13	30
St. Louis, MO	—	465	1,171	—	—	465	1,171	1,636	113	2009	08/13	35
St. Louis, MO	—	252	785	—	—	252	785	1,037	88	1990	08/13	30
St. Louis, MO	—	252	1,047	—	—	252	1,047	1,299	141	1981	08/13	25
Fayetteville, NC	—	448	1,334	—	—	448	1,334	1,782	113	1998	06/14	30
Fayetteville, NC	—	686	1,631	—	—	686	1,631	2,317	166	1992	06/14	25
Fayetteville, NC	—	269	1,771	—	—	269	1,771	2,040	180	1993	06/14	25
Fayetteville, NC	—	298	1,989	—	—	298	1,989	2,287	169	2005	06/14	30
Fayetteville, NC	—	149	1,652	—	—	149	1,652	1,801	168	1988	06/14	25
Fayetteville, NC	—	388	1,552	—	—	388	1,552	1,940	132	1996	06/14	30
Fayetteville, NC	—	289	1,205	—	—	289	1,205	1,494	102	1998	06/14	30
Fayetteville, NC	—	497	1,691	—	—	497	1,691	2,188	143	2008	06/14	30
Fayetteville, NC	—	607	1,135	—	—	607	1,135	1,742	115	1982	06/14	25
Holly Ridge, NC	—	189	1,791	—	—	189	1,791	1,980	130	2012	06/14	35
Hope Mills, NC	—	438	2,138	—	—	438	2,138	2,576	217	1990	06/14	25
Jacksonville, NC	—	428	2,327	—	—	428	2,327	2,755	237	1993	06/14	25
Jacksonville, NC	—	388	2,347	—	—	388	2,347	2,735	170	2007	06/14	35
Jacksonville, NC	—	398	2,069	—	—	398	2,069	2,467	175	1994	06/14	30
Jacksonville, NC	—	577	1,304	—	—	577	1,304	1,881	95	2013	06/14	35
Leland, NC	—	289	1,205	—	—	289	1,205	1,494	88	2008	06/14	35
Lumberton, NC	—	368	2,208	—	—	368	2,208	2,576	187	2003	06/14	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Midway Park, NC	—	467	2,069	—	—	467	2,069	2,536	210	1993	06/14	25
Pembroke, NC	—	438	1,095	—	—	438	1,095	1,533	93	2008	06/14	30
Saint Pauls, NC	—	419	767	—	—	419	767	1,186	65	2008	06/14	30
Shallotte, NC	—	329	827	—	—	329	827	1,156	60	2011	06/14	35
Spring Lake, NC	—	408	2,009	—	—	408	2,009	2,417	146	2009	06/14	35
Whiteville, NC	—	179	1,315	—	—	179	1,315	1,494	95	2010	06/14	35
Wilmington, NC	—	587	2,277	—	—	587	2,277	2,864	165	2006	06/14	35
Wilmington, NC	—	547	1,423	—	—	547	1,423	1,970	103	2013	06/14	35
Wilmington, NC	—	239	1,463	—	—	239	1,463	1,702	106	2013	06/14	35
Swansboro, NC	—	430	1,359	—	—	430	1,359	1,789	58	2015	04/15	40
Buffalo Grove, IL	—	234	1,236	—	—	234	1,236	1,470	39	1987	03/16	25
Columbia City, IN	—	122	1,535	—	—	122	1,535	1,657	49	1990	03/16	25
Dowagiac, MI	—	131	1,236	—	—	131	1,236	1,367	33	1999	03/16	30
Edwardsburg, MI	—	47	1,479	—	—	47	1,479	1,526	39	1998	03/16	30
Elkhart, IN	—	393	1,618	—	—	393	1,618	2,011	37	2008	03/16	35
Fox Lake, IL	—	309	1,376	—	—	309	1,376	1,685	36	2006	03/16	30
Freeport, IL	—	84	2,141	—	—	84	2,141	2,225	57	1999	03/16	30
Kendallville, IN	—	150	1,637	—	—	150	1,637	1,787	43	1992	03/16	30
Knox, IN	—	66	1,255	—	—	66	1,255	1,321	40	1993	03/16	25
Lake Delton, WI	—	815	599	—	—	815	599	1,414	14	2011	03/16	35
Lake In The Hills, IL	—	402	2,029	—	—	402	2,029	2,431	54	1998	03/16	30
Ligonier, IN	—	216	1,021	—	—	216	1,021	1,237	27	2000	03/16	30
Lindenhurst, IL	—	609	768	—	—	609	768	1,377	20	1999	03/16	30
McHenry, IL	—	468	1,814	—	—	468	1,814	2,282	48	2006	03/16	30
Monroe, WI	—	515	1,030	—	—	515	1,030	1,545	27	1999	03/16	30
Mundelein, IL	—	178	1,134	—	—	178	1,134	1,312	30	1999	03/16	30
Mundelein, IL	—	131	1,544	—	—	131	1,544	1,675	41	2004	03/16	30
Nappanee, IN	—	178	1,404	—	—	178	1,404	1,582	32	2008	03/16	35
Portage, WI	—	197	1,479	—	—	197	1,479	1,676	39	1999	03/16	30
Richland Center, WI	—	215	1,236	—	—	215	1,236	1,451	33	2000	03/16	30
Rochester, IN	—	215	1,787	—	—	215	1,787	2,002	57	1993	03/16	25
Rockford, IL	—	328	1,413	—	—	328	1,413	1,741	37	1999	03/16	30
Roscoe, IL	—	346	1,479	—	—	346	1,479	1,825	33	2010	03/16	35
Roseland, IN	—	496	880	—	—	496	880	1,376	23	2001	03/16	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Round Lake Beach, IL	—	159	2,169	—	—	159	2,169	2,328	57	2005	03/16		30
South Bend, IN	—	365	1,170	—	—	365	1,170	1,535	26	2014	03/16		35
South Bend, IN	—	365	965	—	—	365	965	1,330	22	2010	03/16		35
South Bend, IN	—	291	788	—	—	291	788	1,079	21	2006	03/16		30
St. Joseph, MI	—	94	1,413	—	—	94	1,413	1,507	32	2007	03/16		35
Watervliet, MI	—	281	1,105	—	—	281	1,105	1,386	29	2000	03/16		30
Wauconda, IL	—	169	1,358	—	—	169	1,358	1,527	36	2001	03/16		30
Waukegan, IL	—	570	1,674	—	—	570	1,674	2,244	53	1997	03/16		25
West Baraboo, WI	—	150	1,348	—	—	150	1,348	1,498	36	1999	03/16		30
Wheeling, IL	—	486	1,861	—	—	486	1,861	2,347	49	2000	03/16		30
Winnebago, IL	—	131	1,041	—	—	131	1,041	1,172	24	2009	03/16		35
Wisconsin Dells, WI	—	365	1,095	—	—	365	1,095	1,460	29	1999	03/16		30
Zion, IL	—	150	1,554	—	—	150	1,554	1,704	35	2008	03/16		35

Taco Bueno:
Moore, OK	—	624	507	—	—	624	507	1,131	22	2015	01/15		40
Mansfield, TX	—	808	—	508	—	808	508	1,316	16	2015	06/15	(m)	40
Flower Mound, TX	—	1,056	—	—	—	1,056	(e)	1,056	(e)	(e)	04/16		(m)

Taco Cabana:
Austin, TX	—	561	1,227	—	—	561	1,227	1,788	66	1994	02/15		35
Houston, TX	—	1,070	978	—	—	1,016	978	1,994	73	1998	02/15		25
Houston, TX	—	667	852	—	—	667	852	1,519	53	2000	02/15		30
Houston, TX	—	590	1,284	—	—	590	1,284	1,874	80	1987	02/15		30
San Antonio, TX	—	492	1,283	—	—	492	1,283	1,775	69	1995	02/15		35

Texas Roadhouse:
Grand Junction, CO	—	584	920	—	—	584	920	1,504	346	1997	12/01		40
Thornton, CO	—	599	1,019	—	—	599	1,019	1,618	383	1998	12/01		40
Palm Bay, FL	—	1,035	1,512	—	—	1,035	1,512	2,547	279	2004	06/11		30

TGI Friday's:
Corpus Christi, TX	—	1,210	1,532	—	—	1,157	1,532	2,689	576	1995	12/01		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
The Beach:
Mason, OH	—	1,707	1,303	—	—	1,707	1,303	3,010	198	1985	03/13		25

The Containter Store:
Plano, TX	—	1,758	5,115	—	—	1,758	5,115	6,873	530	2009	05/13		35

The Snooty Fox:
Cincinnati, OH	—	282	521	403	—	543	662	1,205	221	1998	12/01		40

The Tile Shop:
Scarsdale, NY	—	4,509	2,454	352	—	4,509	2,807	7,316	821	1996	09/97		40
Buford, GA	—	1,267	2,406	25	—	1,267	2,430	3,697	753	2003	07/04		40

Third Federal Savings:
Parma, OH	—	370	238	1,100	—	370	1,338	1,708	594	1977	09/06		20

Tile Outlets of America:
Sarasota, FL	—	1,168	1,904	735	—	1,170	2,639	3,809	764	1988	09/97		40

TitleMax:
Geneva, IL	—	473	436	—	—	484	375	859	146	1996	12/01		40
Mobile, AL	—	491	498	—	—	491	498	989	187	1997	12/01		40
Dallas, TX	—	1,554	1,229	46	—	1,554	1,275	2,829	362	1982	06/05		40
Aiken, SC	—	442	646	—	—	442	646	1,088	180	1989	08/08		30
Anniston, AL	—	160	453	—	—	160	453	613	95	2008	08/08		40
Berkeley, MO	—	237	282	—	—	237	282	519	118	1961	08/08		20
Cheraw, SC	—	88	330	—	—	88	330	418	110	1976	08/08		25
Columbia, SC	—	212	319	—	—	212	319	531	89	1987	08/08		30
Dalton, GA	—	178	347	—	—	178	347	525	116	1972	08/08		25
Darlington, SC	—	47	267	—	—	47	267	314	90	1973	08/08		25
Fairfield, AL	—	133	178	—	—	133	178	311	59	1974	08/08		25
Gadsden, AL	—	250	389	—	—	250	389	639	81	2007	08/08		40
Hueytown, AL	—	135	93	—	—	135	93	228	78	1948	08/08		10
Jonesboro, GA	—	675	292	—	—	675	292	967	98	1970	08/08		25
Lawrenceville, GA	—	370	332	—	—	370	332	702	93	1986	08/08		30
Lewisburg, TN	—	70	298	—	—	70	298	368	71	1998	08/08		35
Macon, GA	—	103	290	—	—	103	290	393	121	1967	08/08		20
Marietta, GA	—	285	278	—	—	285	278	563	116	1967	08/08		20
Memphis, TN	—	111	237	—	—	111	237	348	66	1981	08/08		30
Memphis, TN	—	226	444	—	—	226	444	670	124	1986	08/08		30
Montgomery, AL	—	96	233	—	—	96	233	329	78	1970	08/08		25
Nashville, TN	—	256	301	—	—	256	301	557	84	1982	08/08		30
Nashville, TN	—	268	276	—	—	268	276	544	93	1978	08/08		25
Norcross, GA	—	599	350	—	—	599	350	949	117	1975	08/08		25
Pulaski, TN	—	109	361	—	—	109	361	470	101	1986	08/08		30
Riverdale, GA	—	877	400	—	—	877	400	1,277	134	1978	08/08		25
Springfield, MO	—	125	230	—	—	125	230	355	77	1979	08/08		25
Springfield, MO	—	220	400	—	—	220	400	620	134	1979	08/08		25
St. Louis, MO	—	134	398	—	—	134	398	532	95	1993	08/08		35
St. Louis, MO	—	244	288	—	—	244	288	532	96	1971	08/08		25
Sylacauga, AL	—	94	191	—	—	94	191	285	53	1986	08/08		30
Taylors, SC	—	299	372	—	—	299	372	671	89	1999	08/08		35
Bay Minette, AL	—	51	113	—	—	51	113	164	27	1980	01/11		25
N. Richland Hills, TX	—	132	132	—	—	132	132	264	39	1976	01/11		20
Petersburg, VA	—	139	366	—	—	139	366	505	108	1979	02/11		20
Savannah, GA	—	231	361	—	—	231	361	592	105	1972	03/11		20
Fort Worth, TX	—	131	312	—	—	119	312	431	72	1985	03/11		25
Hoover, AL	—	378	546	—	—	378	546	924	127	1970	03/11		25
Eufaula, AL	—	61	360	—	—	61	360	421	77	1980	08/11		25
Kansas City, MO	—	69	129	—	—	69	129	198	35	1920	08/11		20
Arnold, MO	—	321	120	—	—	321	120	441	31	1960	10/11		20
Bristol, VA	—	199	517	—	—	199	517	716	90	2001	10/11		30
Fairview Heights, IL	—	93	185	—	—	93	185	278	39	1979	10/11		25
Florissant, MO	—	143	153	—	—	143	153	296	32	1974	10/11		25
Greenville, SC (n)	—	602	612	—	—	602	612	1,214	127	2008	10/11		25
Jonesboro, GA	—	301	683	—	—	301	683	984	102	2007	10/11		35
Olive Branch, MS	—	121	312	—	—	121	312	433	65	1978	10/11		25
Sugar Creek, MO	—	202	181	—	—	202	181	383	38	1978	10/11		25
Roanoke, VA	—	158	207	—	—	158	207	365	45	1950	08/12		20
Fredericksburg, VA	—	228	555	—	—	228	555	783	95	1989	09/12		25
Florissant, MO	—	119	288	—	—	119	288	407	47	1970	12/12		25
Savannah, GA	—	259	359	—	—	259	359	618	37	2012	05/13		35
South Boston, VA	—	163	133	—	—	163	133	296	24	1980	05/13		20
O'Fallon, MO	—	75	261	—	—	75	261	336	33	1981	11/13		25
Crest Hill, IL	—	92	323	—	—	92	323	415	29	1963	03/15		20
St. Louis, MO	—	76	237	—	—	76	237	313	21	1953	03/15		20

Tony's Tires:
Montgomery, AL	—	593	1,187	43	—	593	1,229	1,822	335	1998	08/06		40

Toys R Us:
Gastonia, NC	—	1,825	—	6,101	—	1,825	6,101	7,926	820	1998	10/11	(m)	35
Parma, OH	—	688	2,767	—	—	688	2,767	3,455	213	1980	06/15		25

Tractor Supply Co.:
Aransas Pass, TX	—	101	1,399	353	—	100	1,753	1,853	699	1983	03/99		40

Tutor Time:
Elk Grove, CA	—	1,216	2,786	9	—	1,216	2,750	3,966	521	2009	09/08		40

Twenty Seven Truck Stop:
Lake Placid, FL	—	2,532	1,157	491	—	2,532	1,648	4,180	505	1990	12/05		40

Twin Peaks:
Beaumont, TX	—	439	1,363	336	—	864	1,462	2,326	516	2000	12/01	(g)	40
Olathe, KS	—	525	731	—	—	525	731	1,256	131	2005	09/10		35

ULTA Salon, Cosmetics and Fragrance:
Florissant, MO	—	423	499	1,444	—	425	1,942	2,367	360	1996	04/03	(g)	40
Lapeer, MI	—	408	2,086	540	—	408	2,571	2,979	484	2007	10/05		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Ultra Car Wash:
Mobile, AL	—	1,071	1,086	—	—	1,071	1,086	2,157	255	2005	08/07	40
Lilburn, GA	—	1,396	1,119	—	—	1,396	1,119	2,515	241	2004	05/08	40

Uni-Mart:
East Brady, PA	—	269	583	—	—	269	583	852	332	1987	08/05	20
Pleasant Gap, PA	—	332	593	—	—	332	593	925	337	1996	08/05	20
Port Vue, PA	—	824	118	—	—	824	118	942	67	1953	08/05	20
Punxsutawney, PA	—	253	542	—	—	253	542	795	308	1983	08/05	20
Shamokin, PA	—	324	506	—	—	324	506	830	288	1956	08/05	20
Shippensburg, PA	—	204	330	—	—	204	330	534	188	1989	08/05	20
Wilkes-Barre, PA	—	171	422	—	—	171	422	593	240	1999	08/05	20
Wilkes-Barre, PA	—	178	471	—	—	178	471	649	268	1989	08/05	20
Williamsport, PA	—	909	122	—	—	909	122	1,031	69	1950	08/05	20
Ashland, PA	—	355	545	—	—	355	545	900	308	1977	09/05	20
Mountaintop, PA	—	423	616	—	—	423	616	1,039	348	1987	09/05	20
Effort, PA	—	1,297	1,202	—	—	1,297	1,202	2,499	329	2000	01/06	40
McSherrystown, PA	—	135	365	—	—	135	365	500	100	1988	01/06	40
Milesburg, PA	—	134	373	—	—	134	373	507	102	1987	01/06	40
Nuangola, PA	—	1,062	1,203	—	—	1,062	1,195	2,257	330	2000	01/06	40
Punxsutawney, PA	—	294	650	—	—	294	650	944	178	1983	01/06	40

United Rentals:
Carrollton, TX	—	478	535	—	—	478	535	1,013	161	1981	12/04	40
Cedar Park, TX (n)	—	535	829	—	—	535	829	1,364	250	1990	12/04	40
Clearwater, FL (n)	—	1,173	1,811	—	—	1,173	1,811	2,984	545	2001	12/04	40
Fort Collins, CO (n)	—	2,057	978	—	—	2,057	978	3,035	294	1975	12/04	40
Irving, TX	—	708	911	—	—	708	911	1,619	274	1984	12/04	40
La Porte, TX	—	1,115	2,125	—	—	1,115	2,125	3,240	640	2000	12/04	40
Littleton, CO	—	1,743	1,944	—	—	1,743	1,944	3,687	585	2002	12/04	40
Oklahoma City, OK	—	744	1,265	—	—	744	1,265	2,009	381	1997	12/04	40
Perrysberg, OH (n)	—	642	1,119	—	—	642	1,119	1,761	337	1979	12/04	40
Plano, TX	—	1,030	1,148	—	—	1,030	1,148	2,178	346	1996	12/04	40
Temple, TX (n)	—	1,160	1,360	—	—	1,160	1,360	2,520	410	1998	12/04	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Fort Worth, TX	—	1,428	—	—	—	1,428	(i)	1,428	(i)	(i)	01/05	(i)
Fort Worth, TX	—	510	1,128	—	—	510	1,128	1,638	337	1997	01/05	40
Melbourne, FL	—	747	607	—	—	747	607	1,354	176	1970	05/05	40

University of Phoenix:
Glen Allen, VA	—	2,177	2,600	670	—	2,177	3,270	5,447	1,501	1995	06/95	40

Vacant Land:
Homestead, PA	—	383	—	81	—	464	(e)	464	(e)	(e)	02/97	(e)
Indianapolis, IN	—	640	—	—	—	700	(e)	700	(e)	(e)	12/01	(e)
Southfield, MI	—	405	644	—	—	389	(e)	389	(e)	(e)	12/01	(e)
Bonita Springs, FL	—	112	—	—	—	25	(e)	25	(e)	(e)	09/06	(e)
Lancaster, OH	—	1,035	—	—	—	218	(e)	218	(e)	(e)	01/08	(e)
Bakersfield, CA	—	3,303	3,845	—	—	1,826	(e)	1,826	(e)	(e)	03/08	(e)

Vacant Property:
Corpus Christi, TX	—	125	137	195	—	125	332	457	138	1967	11/93	40
Arlington, TX	—	435	2,300	334	—	435	2,634	3,069	1,267	1996	06/96	38
Tampa, FL	—	2,128	1,522	—	—	2,128	1,522	3,650	780	1994	06/96	40
Sacramento, CA	—	1,144	2,961	—	—	1,144	2,961	4,105	1,481	1996	12/96	40
Conyers, GA	—	320	556	29	—	320	585	905	274	1997	06/97	40
Sarasota, FL	—	1,428	1,703	—	—	1,428	1,703	3,131	550	1988	09/97	40
Copperas Cove, TX	—	204	432	171	—	204	603	807	121	1972	11/98	40
Nacogdoches, TX	—	397	1,257	—	—	397	1,257	1,654	570	1997	11/98	40
Beaumont, TX	—	941	1,618	1,505	—	941	3,123	4,064	1,100	1992	03/99	40
Burton, MI	—	620	707	—	—	620	707	1,327	266	1997	12/01	40
Eden Prairie, MN	—	65	181	81	—	65	261	326	96	1997	12/01	40
Hammond, LA	—	248	814	62	—	248	627	875	247	1997	12/01	40
Homewood, AL	—	1,032	697	—	—	1,032	697	1,729	262	1997	12/01	40
Independence, MO	—	1,679	2,302	115	—	1,679	2,417	4,096	898	1996	12/01	40
Kennedale, TX	—	400	692	—	—	391	692	1,083	260	1985	12/01	40
Swansea, IL	—	46	132	—	—	46	132	178	75	1997	12/01	40
Tacoma, WA	—	527	795	182	—	527	976	1,503	305	1981	12/01	40
Valrico, FL	—	1,235	3,255	—	—	814	1,111	1,925	12	1997	06/02	12

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Orlando, FL	—	37	101	—	—	37	101	138	33	2001	02/04		40
Buford, GA	—	751	1,979	336	—	751	2,315	3,066	652	2003	07/04	(g)	40
Cohoes, NY	—	27	145	59	—	27	204	231	56	1994	09/04		40
Hudson Falls, NY	—	57	780	39	—	57	819	876	250	1990	09/04		40
Fort Worth, TX	—	2,505	2,138	—	—	2,505	2,138	4,643	635	1988	02/05		40
Monticello, NY	—	664	769	—	—	664	769	1,433	227	1996	03/05		40
Lapeer, MI	—	37	264	—	—	37	251	288	60	2007	10/05		40
Abbottstown, PA	—	110	400	—	—	110	400	510	110	2000	01/06		40
Ridgeland, MS	—	436	523	133	—	436	656	1,092	193	1997	08/06		40
Tucson, AZ	—	996	—	2,742	—	996	2,742	3,738	637	2007	12/06	(m)	40
Fort Collins, CO	—	390	895	—	—	390	895	1,285	175	1995	02/11		30
Overland Park, KS	—	1,166	—	1,741	—	1,166	1,741	2,907	223	2011	04/11	(m)	40
Amherst, NY	—	230	175	—	—	230	175	405	16	1977	02/15		20

Value City Furniture:
White Marsh, MD	—	3,762	—	3,006	—	3,762	3,006	6,768	1,412	1998	10/97	(g)	40

VCA Animal Hospital:
Mission, KS	—	891	3,758	—	—	852	3,758	4,610	600	2000	03/12		30

Verizon Wireless:
Anderson, SC (n)	—	38	—	—	—	38	—	38	(e)	(i)	07/14		(e)
Bristol, VA	—	175	512	—	—	175	512	687	50	2000	07/14		25
North Olmsted, OH	—	324	1,015	—	—	324	1,015	1,339	10	1983	08/16		40

Virginia College:
Knoxville, TN	—	1,500	5,571	—	—	1,500	5,571	7,071	797	1996	09/12		30

Vitamin Shoppe, The:
Cincinnati, OH	—	297	443	385	—	312	813	1,125	281	1999	06/98		40

Walgreens:
Altamonte Springs, FL	—	1,137	2,053	—	—	1,137	2,053	3,190	1,071	1995	01/96		40
Sunrise, FL	—	1,958	1,401	—	—	1,958	1,401	3,359	477	1994	05/03		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Tulsa, OK	—	1,193	3,056	—	—	1,193	3,056	4,249	882	2003	06/05	40
Boise, ID	—	792	1,875	—	—	792	1,875	2,667	425	2000	03/10	30
Nampa, ID	—	1,062	2,253	—	—	1,062	2,253	3,315	510	2000	03/10	30
Pueblo, CO	—	899	3,313	—	—	899	3,313	4,212	557	2000	12/11	30
Rapid City, SD	—	1,387	2,957	—	—	1,387	2,957	4,344	419	2000	01/12	35
Hamilton, OH	—	731	2,879	—	—	731	2,879	3,610	476	2000	01/12	30

Waterford Nails & Spa:
Orlando, FL	—	40	111	—	—	40	111	151	36	2001	02/04	40

Wawa:
Clearwater, FL	—	1,184	2,526	44	—	1,476	(i)	1,476	(i)	(i)	05/93	(i)

Wehrenberg Theater:
Cedar Rapids, IA	—	1,567	8,433	—	—	1,567	8,433	10,000	1,151	2011	07/11	40

Wendy's:
Sacramento, CA	—	586	—	—	—	586	(i)	586	(i)	(i)	02/98	(i)
New Kensington, PA	—	501	333	—	—	501	333	834	125	1980	12/01	40
Orland Park, IL	—	562	556	—	—	562	377	939	144	1995	12/01	40
Boerne, TX	—	456	679	—	—	456	679	1,135	110	1986	12/12	25
Brownsburg, IN	—	242	1,483	—	—	242	1,483	1,725	240	1984	12/12	25
Converse, TX	—	301	554	—	—	301	554	855	64	2007	12/12	35
Everett, WA	—	339	1,018	—	—	339	1,018	1,357	137	2000	12/12	30
Everett, WA	—	486	437	—	—	486	437	923	71	1979	12/12	25
Fishers, IN	—	544	514	—	—	544	514	1,058	69	2000	12/12	30
Fishers, IN	—	766	717	—	—	766	717	1,483	97	1990	12/12	30
Henderson, NV	—	370	311	—	—	370	311	681	50	1988	12/12	25
Henderson, NV	—	398	1,028	—	—	398	1,028	1,426	138	1991	12/12	30
Indianapolis, IN	—	252	1,454	—	—	252	1,454	1,706	196	1999	12/12	30
Indianapolis, IN	—	213	1,444	—	—	213	1,444	1,657	167	2003	12/12	35
Indianapolis, IN	—	417	1,318	—	—	417	1,318	1,735	178	1991	12/12	30
Indianapolis, IN	—	87	1,009	—	—	87	1,009	1,096	163	1973	12/12	25
Indianapolis, IN	—	271	1,221	—	—	271	1,221	1,492	197	1974	12/12	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Indianapolis, IN	—	281	1,018	—	—	281	1,018	1,299	137	1996	12/12	30
Indianapolis, IN	—	320	602	—	—	320	602	922	81	1998	12/12	30
Indianapolis, IN	—	320	1,086	—	—	320	1,086	1,406	146	1993	12/12	30
Las Vegas, NV	—	368	1,095	—	—	368	1,095	1,463	148	1999	12/12	30
Las Vegas, NV	—	360	253	—	—	360	253	613	41	1980	12/12	25
Las Vegas, NV	—	475	1,202	—	—	475	1,202	1,677	194	1986	12/12	25
Las Vegas, NV	—	533	1,424	—	—	533	1,424	1,957	192	2001	12/12	30
Las Vegas, NV	—	475	1,182	—	—	475	1,182	1,657	159	1996	12/12	30
Las Vegas, NV	—	368	1,018	—	—	368	1,018	1,386	137	2001	12/12	30
Lynnwood, WA	—	571	1,695	—	—	571	1,695	2,266	274	1978	12/12	25
N. Las Vegas, NV	—	310	1,463	—	—	310	1,463	1,773	169	2001	12/12	35
Noblesville, IN	—	582	979	—	—	582	979	1,561	132	1998	12/12	30
Port Orchard, WA	—	784	1,540	—	—	784	1,540	2,324	207	1996	12/12	30
Poulsbo, WA	—	620	901	—	—	620	901	1,521	91	2012	12/12	40
San Antonio, TX	—	370	272	—	—	370	272	642	37	1993	12/12	30
San Antonio, TX	—	931	223	—	—	931	223	1,154	30	1993	12/12	30
San Antonio, TX	—	553	892	—	—	303	892	1,195	144	1986	12/12	25
San Antonio, TX	—	688	727	—	—	688	727	1,415	98	1993	12/12	30
San Antonio, TX	—	242	1,067	—	—	242	1,067	1,309	172	1977	12/12	25
Lexington Park, MD	—	327	773	—	—	327	773	1,100	63	1982	07/14	30
Alcoa, TN	—	587	547	—	—	587	547	1,134	51	1977	02/15	20
Lincoln Park, MI	—	326	435	—	—	326	435	761	33	1988	02/15	25
North Canton, OH	—	121	852	—	—	121	852	973	53	1986	02/15	30
Roanoke, VA	—	172	672	—	—	172	672	844	63	1983	02/15	20

Whataburger:
Albuquerque, NM	—	624	419	—	—	624	419	1,043	158	1995	12/01	40
San Antonio, TX	—	275	801	—	—	275	801	1,076	43	1988	02/15	35

Wherehouse Music:
Independence, MO	—	503	1,209	—	—	503	1,209	1,712	334	1994	12/05	40

Winn-Dixie:
Columbus, GA	—	1,023	1,875	—	—	1,023	1,875	2,898	631	1984	07/03	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Ziebart:
Maplewood, MN	—	308	311	—	—	308	311	619	92	1990	02/05	40
Middleburg Heights, OH	—	199	148	—	—	199	148	347	44	1961	02/05	40

Leasehold Interests:
Lima, OH	—	1,290	—	—	—	1,290	(e)	1,290	1,277	(e)	08/01	(e)
Oklahoma City, OK	—	3,275	—	—	—	3,275	(e)	3,275	214	(e)	01/16	(e)
SUBTOTAL	$13,452	$2,098,136	$3,741,855	$798,807	$—	$2,107,480	$4,489,248	$6,596,728	$739,505

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:
CVS:
Lafayette, LA	$—	$—	$949	$—	$—	$—	(c)	(c)	(c)	1995	01/96	(c)
Oklahoma City, OK	—	(l)	1,365	—	—	(l)	(c)	(c)	(c)	1997	06/97	(c)
Oklahoma City, OK	—	(l)	1,419	—	—	(l)	(c)	(c)	(c)	1997	06/97	(c)

Denny's:
Stockton, CA	—	940	509	—	—	(d)	(d)	(d)	(d)	1982	09/06	(d)

Food 4 Less:
Chula Vista, CA	—	—	4,266	—	—	—	(c)	(c)	(c)	1995	11/98	(c)

Jared Jewelers:
Toledo, OH	—	(l)	1,458	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Lewisville, TX	—	(l)	1,503	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Glendale, AZ	—	(l)	1,599	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)

Rite Aid:
Kennett Square, PA	—	(l)	—	1,984	—	(l)	(c)	(c)	(c)	2000	12/00	(c)
Arlington, VA	—	(l)	3,201	—	—	(l)	(c)	(c)	(c)	2000	02/02	(c)

Sunshine Energy:
Altamont, KS	—	124	142	—	—	(d)	(d)	(d)	(d)	1979	07/09	(d)
SUBTOTAL	$—	$1,064	$16,411	$1,984	$—	$—	$—	$—	$—

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Sale the Company has Invested in:
Applebee's:
Mesa, AZ	$—	$974	$1,514	$—	$—	$974	$1,514	$2,488	$313	1992	10/10	(h)	30

CarQuest:
Bellevue, NE	—	29	142	—	—	29	142	171	43	1965	12/10	(h)	20

Chipotle:
Hadley, MA	—	45	—	—	—	505	—	505	(e)	(e)	02/08		0

Power Center:
Woodstock, GA	—	261	701	—	—	260	492	752	117	1997	07/08	(h)	40

SunTrust:
Nashville, TN	—	679	394	—	—	679	394	1,073	259	1949	06/13	(h)	5
Zephyrhills, FL	—	267	1,301	—	—	267	1,301	1,568	143	1984	06/13	(h)	30
Palm Harbor, FL	—	836	1,139	—	—	836	1,139	1,975	188	1984	06/13	(h)	20
Orlando, FL	—	637	1,415	—	—	637	1,415	2,052	186	1999	06/13	(h)	25
Raleigh, NC	—	798	1,286	—	—	798	1,286	2,084	212	1974	06/13	(h)	20
Cape Coral, FL	—	1,065	1,032	—	—	1,065	1,032	2,097	170	1980	06/13	(h)	20
Boca Raton, FL	—	1,663	654	—	—	1,663	654	2,317	215	1977	06/13	(h)	10
Washington, DC	—	2,095	945	—	—	2,095	945	3,040	104	1950	06/13	(h)	30
Hallandale Beach, FL	—	1,735	2,343	—	—	1,735	2,343	4,078	386	1971	06/13	(h)	20
Chapel Hill, NC	—	323	541	—	—	323	541	864	119	1963	06/13	(h)	15

Vacant Land:
Hadley, MA	—	2,824	—	—	—	5	—	5	(e)	(e)	02/08		0

Vacant Property:
Woodstock, GA	—	1,937	1,285	—	—	784	277	1,061	277	1997	05/03	(h)	40
Neosho, MO	—	352	775	—	—	352	330	682	231	1992	07/09	(h)	18
SUBTOTAL	$—	$16,520	$15,467	$—	$—	$13,008	$13,805	$26,813	$2,963

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2016
(dollars in thousands)

(a)	Transactions in real estate and accumulated depreciation during 2016, 2015, and 2014 are summarized as follows:

	2016	2015	2014
Land, buildings, and leasehold interests:
Balance at the beginning of year	$5,913,547	$5,236,251	$4,686,844
Acquisitions, completed construction and tenant improvements	833,764	717,899	601,168
Disposition of land, buildings, and leasehold interests	(91,818)	(36,633)	(50,938)
Provision for loss on impairment of real estate	(7,896)	(3,970)	(823)
Balance at the close of year	$6,647,597	$5,913,547	$5,236,251
Accumulated depreciation and amortization:
Balance at the beginning of year	$624,607	$513,175	$418,136
Disposition of land, buildings, and leasehold interests	(16,286)	(7,377)	(9,153)
Depreciation and amortization expense	134,146	118,809	104,192
Balance at the close of year	$742,467	$624,607	$513,175

As of December 31, 2016, 2015, and 2014, the detailed real estate schedule excludes work in progress of $24,057, $61,354 and $28,908, respectively, which is included in the above reconciliation.

(b)
As of December 31, 2016, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 2016, the aggregate cost of the properties owned by NNN that are under operating leases were $6,532,163 and financing leases were $2,703.

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

(g)	Date acquired represents acquisition date of land. NNN developed the buildings, generally completing construction within 12 months from the acquisition date of the land.

(h)	As of December 31, 2016, this property has been classified as held for sale. Accumulated depreciation and amortization were recorded prior to this reclassification.

(i)	NNN owns only the land for this property, which is subject to a ground lease between NNN and the tenant. The tenant funded the improvements on the property.

(j)	Property is encumbered as a part of NNN's $15,151 long-term, fixed rate mortgage and security agreement, net of premium.

(k)
Pursuant to lease agreement, NNN funds the tenant's construction draws. Building improvements are pending final funding which is anticipated to occur within six months. Depreciation is based on store opening and costs to date, and will be adjusted at time of final funding.

(l)	NNN owns only the building for this property. The land is subject to a ground lease between NNN and an unrelated third party.

(m)
Date acquired represents acquisition date of land. Pursuant to lease agreement, NNN funds the tenant's construction draws, final funding occurs generally within 12 months from the acquisition of the land.

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

(p)
The land is subject to a ground lease between NNN and an unrelated third party. Pursuant to the lease agreement, NNN funds the tenant's construction draws, final funding occurs generally within 12 months from the execution of the ground lease.

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2016
(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (e)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:
Marlow Heights, MD	7.000%	5/14/2016	(b)	—	$750	$750		$750
Corpus Christi, TX	4.500%	3/1/2018	(b)	—	500	500		—
					$1,250	$1,250	(a)	$750

(a)	The following shows the changes in the carrying amounts of mortgage loans during the years:

	2016		2015		2014
Balance at beginning of year	$8,661		$10,930		$14,430
New mortgage loans	—	(d)	500	(d)	7,307	(d)
Deductions during the year:
Collections of principal	(4,142)		(2,319)		(10,807)
Foreclosures	(3,269)		(450)		—
Balance at the close of year	$1,250		$8,661		$10,930

(b)	Interest only payments are due monthly. Principal is due at maturity.

(c)	Mortgages held by NNN and its subsidiaries for federal income tax purposes for the years ended December 31, 2016, 2015 and 2014 were $1,250, $8,661, and $10,930, respectively.

(d)	Mortgages totaling $500 and $7,307, were accepted in connection with real estate transactions for the year ended December 31, 2015 and 2014, respectively.

See accompanying report of independent registered public accounting firm.