Form 10-Q
period 2017-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2017-05-02
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
149,139,470 shares of common stock, $0.01 par value, outstanding as of April 27, 2017.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$5,944,220	$5,875,488
Accounted for using the direct financing method	10,303	11,230
Real estate held for sale	7,263	29,642
Cash and cash equivalents	34,418	294,540
Receivables, net of allowance of $1,840 and $1,006, respectively	3,111	3,418
Accrued rental income, net of allowance of $3,078	25,549	25,101
Debt costs, net of accumulated amortization of $11,616 and $11,268, respectively	2,394	2,715
Other assets	87,514	92,017
Total assets	$6,114,772	$6,334,151
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, including unamortized premium and net of unamortized debt costs	$13,734	$13,878
Notes payable, net of unamortized discount and unamortized debt costs	2,298,755	2,297,811
Accrued interest payable	36,379	19,665
Other liabilities	90,973	85,869
Total liabilities	2,439,841	2,417,223

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
6.625% Series D, 115,000 shares issued and outstanding at December 31, 2016, at stated liquidation value of $2,500 per share	—	287,500
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 148,578,933 and 147,149,945 shares issued and outstanding, respectively	1,487	1,473
Capital in excess of par value	3,383,461	3,322,771
Accumulated deficit	(334,413)	(319,254)
Accumulated other comprehensive income (loss)	(8,224)	(8,191)
Total stockholders’ equity of NNN	3,674,811	3,916,799
Noncontrolling interests	120	129
Total equity	3,674,931	3,916,928
Total liabilities and equity	$6,114,772	$6,334,151
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2017	2016
Revenues:
Rental income from operating leases	$136,493	$121,645
Earned income from direct financing leases	257	356
Percentage rent	548	474
Real estate expense reimbursement from tenants	3,860	3,590
Interest and other income from real estate transactions	189	463
Interest income on commercial mortgage residual interests	85	452
	141,432	126,980
Operating expenses:
General and administrative	8,919	9,249
Real estate	5,663	4,787
Depreciation and amortization	40,143	34,655
Impairment – commercial mortgage residual interests valuation	—	220
Impairment losses – real estate and other charges, net of recoveries	1,206	572
	55,931	49,483
Earnings from operations	85,501	77,497
Other expenses (revenues):
Interest and other income	(137)	(19)
Interest expense	26,614	23,586
Real estate acquisition costs	—	129
	26,477	23,696
Earnings before gain on disposition of real estate	59,024	53,801
Gain on disposition of real estate	14,624	16,875
Earnings including noncontrolling interests	73,648	70,676
Loss attributable to noncontrolling interests	9	7
Net earnings attributable to NNN	$73,657	$70,683

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - CONTINUED
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2017	2016

Net earnings attributable to NNN	$73,657	$70,683
Series D preferred stock dividends	(3,598)	(4,762)
Series E preferred stock dividends	(4,097)	(4,097)
Series F preferred stock dividends	(4,485)	—
Excess of redemption value over carrying value of Series D preferred shares redeemed	(9,855)	$—
Net earnings attributable to common stockholders	$51,622	$61,824
Net earnings per share of common stock:
Basic	$0.35	$0.44
Diluted	$0.35	$0.44
Weighted average number of common shares outstanding:
Basic	146,929,678	140,840,371
Diluted	147,279,537	141,326,003
Other comprehensive income:
Net earnings attributable to NNN	$73,657	$70,683
Amortization of interest rate hedges	447	695
Fair value forward starting swaps	(554)	—
Net loss – commercial mortgage residual interests	—	(175)
Net gain – available-for-sale securities	74	174
Comprehensive income attributable to NNN	$73,624	$71,377

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2017	2016
Cash flows from operating activities:
Earnings including noncontrolling interests	$73,648	$70,676
Adjustments to reconcile earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	40,143	34,655
Impairment losses – real estate and other charges, net of recoveries	1,206	572
Impairment – commercial mortgage residual interests valuation	—	220
Amortization of notes payable discount	437	338
Amortization of debt costs	859	756
Amortization of mortgages payable premium	(21)	(51)
Amortization of deferred interest rate hedges	447	695
Gain on disposition of real estate	(14,624)	(16,875)
Performance incentive plan expense	2,755	2,880
Performance incentive plan payment	(862)	(581)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease in real estate leased to others using the direct financing method	231	340
Increase in mortgages, notes and accrued interest receivable	—	(24)
Decrease in receivables	307	471
Increase in accrued rental income	(675)	(242)
Decrease (increase) in other assets	453	(161)
Increase in accrued interest payable	16,714	13,524
Decrease in other liabilities	(3,701)	(4,457)
Other	(125)	(313)
Net cash provided by operating activities	117,192	102,423
Cash flows from investing activities:
Proceeds from the disposition of real estate	39,251	50,902
Additions to real estate:
Accounted for using the operating method	(98,058)	(126,577)
Principal payments on mortgages and notes receivable	—	95
Other	(40)	(652)
Net cash used in investing activities	(58,847)	(76,232)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2017	2016
Cash flows from financing activities:
Proceeds from line of credit payable	$103,700	$63,500
Repayment of line of credit payable	(103,700)	(63,500)
Repayment of mortgages payable	(127)	(6,857)
Payment of debt costs	(92)	—
Proceeds from issuance of common stock	49,011	89,135
Stock issuance costs	(798)	(1,380)
Redemption of Series D preferred stock	(287,500)	—
Payment of Series D preferred stock dividends	(3,598)	(4,762)
Payment of Series E preferred stock dividends	(4,097)	(4,097)
Payment of Series F preferred stock dividends	(4,485)	—
Payment of common stock dividends	(66,781)	(61,151)
Net cash provided by (used in) financing activities	(318,467)	10,888
Net increase (decrease) in cash, cash equivalents and restricted cash	(260,122)	37,079
Cash, cash equivalents and restricted cash at beginning of period(1)	294,540	14,260
Cash, cash equivalents and restricted cash at end of period(1)	$34,418	$51,339
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$8,732	$8,835
Taxes received	$(3)	$—
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$33	$694
Change in lease classification (direct financing lease to operating lease)	$696	$—

(1) Cash, cash equivalents and restricted cash at the end of the period is the aggregate of Cash and cash equivalents and Restricted cash and cash held in escrow from the Consolidated Balance Sheets. NNN had no restricted cash and cash held in escrow at March 31, 2017 and $43,136 at March 31, 2016.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:
Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The terms "NNN" or the "Company" refer to National Retail Properties, Inc. and all of its consolidated subsidiaries.
NNN's assets primarily include real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment ("Properties", "Property Portfolio", or individually a "Property").

March 31, 2017
Property Portfolio:
Total properties	2,543
Gross leasable area (square feet)	27,311,000
States	48
Weighted average remaining lease term (years)	11.4
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2017, may not be indicative of the results that may be expected for the year ending December 31, 2017. Amounts as of December 31, 2016, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2016.
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $554,000 and $511,000 in capitalized interest during the development period for the quarters ended March 31, 2017 and 2016, respectively.
Purchase Accounting for Acquisition of Real Estate Subject to a Lease – In accordance with the FASB guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, as applicable, based on their respective fair values. Acquisition costs incurred in connection with a business combination are expensed when incurred.
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
The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off in that period. The value of tenant relationships is reviewed on individual transactions to determine if future value was derived from the acquisition.
Intangible assets and liabilities consisted of the following as of (dollars in thousands):

	March 31, 2017	December 31, 2016
Intangible lease assets (included in Other assets):
Value of above-market in-place leases, net	$8,451	$9,591
Value of in-place leases, net	52,234	55,290
Intangible lease liabilities (included in Other liabilities):
Value of below-market in-place leases, net	20,316	22,100
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
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 at March 31, 2017 and December 31, 2016, are included in Mortgages Payable on the Consolidated Balance Sheets net of accumulated amortization of $42,000 and $38,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $21,157,000 at March 31, 2017 and December 31, 2016, are included in Notes Payable on the Consolidated Balance Sheets net of accumulated amortization of $6,884,000 and $6,376,000, respectively.
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended March 31,
	2017	2016
Basic and Diluted Earnings:
Net earnings attributable to NNN	$73,657	$70,683
Less: Series D preferred stock dividends	(3,598)	(4,762)
Less: Series E preferred stock dividends	(4,097)	(4,097)
Less: Series F preferred stock dividends	(4,485)	—
Less: Excess of redemption value over carrying value of Series D preferred shares redeemed	(9,855)	—
Net earnings available to NNN’s common stockholders	51,622	61,824
Less: Earnings allocated to unvested restricted shares	(130)	(151)
Net earnings used in basic and diluted earnings per share	$51,492	$61,673

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	147,581,522	141,577,504
Less: Unvested restricted stock	(285,887)	(343,466)
Less: Unvested contingent restricted shares	(365,957)	(393,667)
Weighted average number of shares outstanding used in basic earnings per share	146,929,678	140,840,371
Other dilutive securities	349,859	485,632
Weighted average number of shares outstanding used in diluted earnings per share	147,279,537	141,326,003
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gains or (Losses) on Cash Flow Hedges (1)		Gains on Available-for-Sale Securities	Total
Beginning balance, December 31, 2016	$(8,899)		$708	$(8,191)

Other comprehensive income (loss)	(554)		74	(480)
Reclassifications from accumulated other comprehensive income to net earnings	447	(2)	—	447
Net current period other comprehensive income (loss)	(107)		74	(33)
Ending balance, March 31, 2017	$(9,006)		$782	$(8,224)
(1) Additional disclosure is included in Note 5 – Derivatives.
(2) Reclassifications out of other comprehensive income (loss) are recorded in Interest Expense on the Condensed Consolidated Statements of Income and Comprehensive Income.
New Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases. In March 2016, the FASB issued updated guidance. ASU 2016-08, "Revenue from Contracts with customers (Topic 606) - Principal versus Agent Considerations (Reporting Gross Versus Net)," clarifies the implementation guidance on principal versus agent considerations included within the scope of ASU 2014-09. In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)," which clarifies the scope of subtopic 610-20, which was issued as a part of ASU 2014-09, to add guidance for partial sales of nonfinancial assets. The guidance permits two methods of adoption: full retrospective approach to each prior reporting period presented, or modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The guidance was initially effective January 1, 2017, and early adoption was not permitted. The amended guidance provides for a one-year deferral of the effective date to January 1, 2018, with an option of applying the standard on the original effective date. NNN will adopt the guidance on January 1, 2018, and apply the cumulative catch-up transition method. NNN is currently evaluating to determine the potential impact the adoption of ASU 2014-09 and ASU 2016-08 will have on its financial position and results of operations.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued final guidance that requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. NNN is currently evaluating to determine the potential impact the adoption of ASU 2016-02 will have on its financial position or results of operations.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in this update provide guidance on certain cash flow classification issues. The objective of the amendment is to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. The adoption of ASU 2016-15 will not impact NNN's financial position or results of operations.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. NNN has early adopted ASU 2017-01. The adoption of ASU 2017-01 will not materially impact NNN's financial position or results of operations.
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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

March 31, 2017
Lease classification:
Operating	2,581
Direct financing	7
Building portion – direct financing/land portion – operating	2
Weighted average remaining lease term (years)	11.4
The leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the Property and carry property and liability insurance coverage. Certain of the Properties are subject to leases under which NNN retains responsibility for specific costs and expenses of the Property. Generally, the leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions of the base term of the lease, including rent increases.
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	March 31, 2017	December 31, 2016
Land and improvements	$2,123,019	$2,100,367
Buildings and improvements	4,553,023	4,485,029
Leasehold interests	5,261	4,565
	6,681,303	6,589,961
Less accumulated depreciation and amortization	(773,659)	(738,530)
	5,907,644	5,851,431
Work in progress	36,576	24,057
	$5,944,220	$5,875,488

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sales to occur within 12 months. As of March 31, 2017, NNN had four of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2016, included 18 Properties, 14 of which were sold in 2017. Real estate held for sale consisted of the following as of (dollars in thousands):

	March 31, 2017	December 31, 2016
Land and improvements	$4,116	$16,663
Building and improvements	5,981	19,913
	10,097	36,576
Less accumulated depreciation and amortization	(1,340)	(3,937)
Less impairment	(1,494)	(2,997)
	$7,263	$29,642

Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended March 31,
	2017		2016
	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	17	$14,624	10	$16,875
Real Estate – Commitments
NNN has committed to fund construction commitments on 25 Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of March 31, 2017, are outlined in the table below (dollars in thousands):

Total commitment(1)	$110,995
Amount funded	$67,951
Remaining commitment	$43,044
(1) Includes land, construction costs, tenant improvements and lease costs.
Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $1,206,000 and $572,000 for the quarters ended March 31, 2017 and 2016, respectively.

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

Note 3 – Line of Credit Payable:
NNN's $650,000,000 unsecured revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $6,453,000 and a weighted average interest rate of 1.7% during the quarter ended March 31, 2017. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of March 31, 2017, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $230,000.

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
Dividend Reinvestment and Stock Purchase Plan – In February 2015, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended March 31,
	2017	2016
Shares of common stock	16,320	134,150
Net proceeds	$714	$5,892

At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2016 ATM	2015 ATM
Established date	March 2016	February 2015
Termination date	March 2019	March 2016
Total allowable shares	12,000,000	10,000,000
Total shares issued as of March 31, 2017	5,310,645	9,852,465
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2017	2016
Shares of common stock	1,087,355	1,865,260
Average price per share (net)	$43.92	$44.00
Net proceeds	$47,757	$82,076
Stock issuance costs(1)	$743	$1,429
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2017	2016
Series D preferred stock(1):
Dividends	$3,598	$4,762
Per depositary share	0.312847	0.414063

Series E preferred stock(2):
Dividends	4,097	4,097
Per depositary share	0.356250	0.356250

Series F preferred stock(3):
Dividends	4,485	—
Per depositary share	0.325000	—

Common stock:
Dividends	66,781	61,151
Per share	0.455	0.435
(1) The Series D preferred stock was redeemed in February 2017. The dividends paid during the quarter ended March 31, 2017 included accumulated and unpaid dividends through the redemption date.
(2) The Series E preferred stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series E Preferred Stock is May 2018.
(3) The Series F preferred stock was issued in October 2016 and has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F preferred stock is October 2021.
In April 2017, NNN declared a dividend of $0.455 per share, which is payable in May 2017 to its common stockholders of record as of April 28, 2017.

Note 5 – Derivatives:
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
NNN’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, NNN primarily uses treasury locks, forward swaps and interest rate swaps as part of its cash flow hedging strategy. Treasury locks and forward starting swaps are used to hedge forecasted debt issuances. Treasury locks designated as cash flow hedges lock in the yield/price of a treasury security. Forward swaps also lock the associated swap spread. Interest rate swaps designated as cash flow hedges are used to hedge the variable cash flows associated with floating rate debt and involve the receipt or payment of variable rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.
NNN discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, the derivative is re-designated as a hedging instrument or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
When hedge accounting is discontinued, NNN recognizes any changes in its fair value in earnings and continues to carry the derivative on the balance sheet or may choose to settle the derivative at that time with a cash payment or receipt.

The following table outlines NNN's derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Terminated	Description	Aggregate Notional Amount	Liability Fair Value When Terminated	Fair Value Deferred In Other Comprehensive Income (1)
September 2007	Two treasury locks	$100,000	$3,260	$3,228
June 2011	Two treasury locks	150,000	5,300	5,218
April 2013	Four forward starting swaps	240,000	3,156	3,141
May 2014	Three forward starting swaps	225,000	6,312	6,312
October 2015	Four forward starting swaps	300,000	13,369	13,369
December 2016	Two forward starting swaps	180,000	(13,352)	(13,345)
(1) The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
As of March 31, 2017, $8,452,000 remained in other comprehensive income related to the effective portion of NNN’s previous terminated interest rate hedges. During the quarters ended March 31, 2017 and 2016, NNN reclassified out of other comprehensive income $447,000 and $695,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $1,664,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
During the quarter ended March 31, 2017, NNN entered into one forward starting swap with a total notional amount of $125,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward swap was designated as a cash flow hedge, and at March 31, 2017, has a fair value of ($554,000) included in other liabilities and accumulated other comprehensive income (loss) on the condensed consolidated balance sheet. The fair value of the forward starting swap was based on a Level 2 valuation. No hedge ineffectiveness was recognized during the quarter ended March 31, 2017. This derivative financial instrument was still outstanding as of March 31, 2017.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

Note 6 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages and notes receivable and mortgages payable at March 31, 2017 and December 31, 2016, approximate fair value based upon current market prices of comparable instruments (Level 3). At March 31, 2017 and December 31, 2016, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $2,374,935,000 and $2,367,102,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's debt is publicly traded.

Note 7 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after March 31, 2017, the date of the condensed consolidated balance sheet. There were no reportable subsequent events or transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2016. The terms “NNN” and the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries.

Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These statements generally are characterized by the use of terms such as "believe," "expect," "intend," "may," "estimated" or similar words or expressions. Forward-looking statements are not historical facts or guarantees of future performance and are subject to known and unknown risks. Certain factors that could cause actual results or events to differ materially from those NNN anticipates or projects include, but are not limited to, the following:

•	Financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general;

•	NNN may be unable to obtain debt or equity capital on favorable terms, if at all;

•	Loss of rent from tenants would reduce NNN's cash flow;

•	A significant portion of the source of the Property Portfolio annual base rent is concentrated in specific industry classifications, tenants and geographic locations;

•	Owning real estate and indirect interests in real estate carries inherent risk;

•	NNN's real estate investments are illiquid;

•	Costs of complying with changes in governmental laws and regulations may adversely affect NNN's results of operations;

•	NNN may be subject to known or unknown environmental liabilities and hazardous materials on Properties owned by NNN;

•	NNN may not be able to successfully execute its acquisition or development strategies;

•	NNN may not be able to dispose of properties consistent with its operating strategy;

•	NNN may suffer a loss in the event of a default of or bankruptcy of a borrower or a tenant;

•	Certain provisions of NNN's leases or loan agreements may be unenforceable;

•	Property ownership through joint ventures and partnerships could limit NNN's control of those investments;

•	Competition from numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede NNN's ability to grow;

•	NNN's loss of key management personnel could adversely affect performance and the value of its securities;

•	Uninsured losses may adversely affect NNN's operating results and asset values;

•	Acts of violence, terrorist attacks or war may affect the markets in which NNN operates and NNN's results of operations;

•	Vacant properties or bankrupt tenants or borrowers could adversely affect NNN's business or financial condition;

•	The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN's business and financial condition;

•
NNN is obligated to comply with financial and other covenants in its debt instruments that could restrict its operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment of such debt;

•	The market value of NNN's equity and debt securities is subject to various factors that may cause significant fluctuations or volatility;

•	NNN's failure to qualify as a REIT for federal income tax purposes could result in significant tax liability;

•	Even if NNN remains qualified as a REIT, NNN faces other tax liabilities that reduce operating results and cash flow;

•	Adverse legislative or regulatory tax changes could reduce NNN's earnings and cash flow and the market price of NNN's securities;

•	Compliance with REIT requirements, including distribution requirements, may limit NNN's flexibility and may negatively affect NNN's operating decisions;

•	Changes in accounting pronouncements could adversely impact NNN's or NNN's tenants' reported financial performance;

•	NNN's failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and the market value of NNN's securities;

•	NNN's ability to pay dividends in the future is subject to many factors;

•	Cybersecurity risks and cyber incidents could adversely affect NNN's business, disrupt operations and expose NNN to liabilities to tenants, employees, capital providers, and other third parties; and

•	Future investment in international markets could subject NNN to additional risks.

Additional information related to these risks and uncertainties are included in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2016, and may cause NNN's actual future results to differ materially from expected results. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. NNN undertakes no obligation to update or revise such forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN's assets primarily include real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment ("Properties" or "Property Portfolio", or individually a "Property").
As of March 31, 2017, NNN owned 2,543 Properties, with an aggregate gross leasable area of approximately 27,311,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.4 years. Approximately 99 percent of the Properties were leased as of March 31, 2017.
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
NNN continues to maintain its diversification by tenant, geography and tenant’s line of trade. NNN’s largest lines of trade concentrations are the convenience store and restaurant (including full and limited service) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	March 31, 2017	December 31, 2016	March 31, 2016
Properties Owned:
Number	2,543	2,535	2,293
Total gross leasable area (square feet)	27,311,000	27,204,000	25,401,000
Properties:
Leased and unimproved land	2,520	2,508	2,272
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	11.4	11.6	11.3
Total gross leasable area (square feet) – leased	26,915,000	26,700,000	25,055,000

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	March 31, 2017	December 31, 2016	March 31, 2016
1.	Convenience stores	16.8%	16.9%	16.5%
2.	Restaurants – full service	11.7%	11.8%	10.8%
3.	Restaurants – limited service	7.5%	7.5%	7.9%
4.	Automotive service	7.0%	6.6%	7.0%
5.	Family entertainment centers	6.1%	5.8%	5.7%
6.	Health and fitness	5.7%	5.7%	4.0%
7.	Theaters	4.9%	4.9%	5.1%
8.	Automotive parts	3.8%	3.9%	4.1%
9.	Recreational vehicle dealers, parts and accessories	3.4%	3.4%	3.6%
10.	Banks	2.7%	3.1%	3.4%
	Other	30.4%	30.4%	31.9%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2017	2016
Acquisitions:
Number of Properties	24	46
Gross leasable area (square feet)	250,000	591,000
Initial cash yield	6.9%	7.0%
Total dollars invested(1)	$107,939	$125,150
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2017	2016
Number of properties	17	10
Gross leasable area (square feet)	147,000	152,000
Net sales proceeds	$38,955	$52,839
Gain	$14,624	$16,875

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter ended March 31, 2017, rental income increased, as compared to the same period in 2016, primarily due to the increase in rental income from Property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to existing lease terms.
The following table summarizes NNN’s revenues for the quarter ended March 31 (dollars in thousands):

			Percent Increase (Decrease)	Percent of Total
	2017	2016		2017	2016
Rental Income(1)	$137,298	$122,475	12.1%	97.1%	96.4%
Real estate expense reimbursement from tenants	3,860	3,590	7.5%	2.7%	2.8%
Interest and other income from real estate transactions	189	463	(59.2)%	0.1%	0.4%
Interest income on commercial mortgage residual interests	85	452	(81.2)%	0.1%	0.4%
Total revenues	$141,432	$126,980	11.4%	100.0%	100.0%
(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent (“Rental Income”).
Quarter Ended March 31, 2017 versus Quarter Ended March 31, 2016
Rental Income. Rental Income increased in amount and as a percent of the total revenues for the quarter ended March 31, 2017, as compared to the same period in 2016. The increase for the quarter ended March 31, 2017, is primarily due to a partial year of Rental Income received as a result of the acquisition of 24 properties with aggregate gross leasable area of approximately 250,000 during 2017 and a full year of Rental Income received as a result of the acquisition of 313 properties with a gross leasable area of approximately 2,734,000 square feet in 2016.
.

Analysis of Expenses
General.  Operating expenses increased for the quarter ended March 31, 2017, as compared to the same period in 2016, primarily due to an increase in depreciation expense and impairment losses recognized on real estate. The following table summarizes NNN’s expenses for the quarter ended March 31, (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues
	2017	2016		2017	2016	2017	2016
General and administrative	$8,919	$9,249	(3.6)%	15.9%	18.7%	6.3%	7.3%
Real estate	5,663	4,787	18.3%	10.1%	9.7%	4.0%	3.8%
Depreciation and amortization	40,143	34,655	15.8%	71.8%	70.0%	28.4%	27.3%
Impairment – commercial mortgage residual interests valuation	—	220	(100.0)%	—	0.4%	—	0.2%
Impairment losses – real estate and other charges, net of recoveries	1,206	572	110.8%	2.2%	1.2%	0.9%	0.5%
Total operating expenses	$55,931	$49,483	13.0%	100.0%	100.0%	39.6%	39.1%

Interest and other income	$(137)	$(19)	621.1%	(0.5)%	(0.1)%	(0.1)%	—
Interest expense	26,614	23,586	12.8%	100.5%	99.6%	18.8%	18.6%
Real estate acquisition costs	—	129	(100.0)%	—	0.5%	—	0.1%
Total other expenses	$26,477	$23,696	11.7%	100.0%	100.0%	18.7%	18.7%
(1) Not Applicable ("N/A")
Quarter Ended March 31, 2017 versus Quarter Ended March 31, 2016
General and Administrative.   General and administrative expenses decreased in amount, as a percentage of total operating expenses and as a percentage of revenues for the quarter ended March 31, 2017, as compared to the same period in 2016. The decrease in general and administrative expenses for the quarter ended March 31, 2017, is primarily attributable to a decrease in incentive compensation costs.
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount, as a percentage of total operating expenses and as a percentage of revenues for the quarter ended March 31, 2017, as compared to the same period in 2016. The increase in expenses is primarily due to the acquisition of 24 properties with an aggregate gross leasable area of approximately 250,000 square feet in 2017 and 313 properties with an aggregate gross leasable area of approximately 2,734,000 square feet during 2016.

Impairment losses – real estate and other charges, net of recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive price. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN recognized real estate impairments, net of recoveries of $1,206,000 and $572,000 for the quarters ended March 31, 2017 and 2016, respectively.

Interest Expense.  Interest expense increased in amount and increased slightly as a percentage of total other expenses, but remained relatively flat as a percentage of revenues for the quarter ended March 31, 2017, as compared to the same period in 2016.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the repayment in January 2016 of $5,876,000 principal amount of mortgages payable with an interest rate of 5.750%,

(ii)	the repayment in March 2016 of $722,000 principal amount of mortgages payable with an interest rate of 6.900%,

(iii)	the repayment in October 2016 of $2,709,000 principal amount of mortgages payable with an interest rate of 6.400%,

(iv)	the issuance in December 2016 of $350,000,000 principal amount of notes payable with a maturity of December 2026, and stated interest rate of 3.600%, and

(v)
the Credit Facility had a $4,202,000 increase in the weighted average outstanding balance and a slightly higher weighted average interest rate for the quarter ended March 31, 2017, as compared to the quarter ended March 31, 2016.

Liquidity
General.  NNN’s demand for funds has been, and will continue to be, primarily for (i) payment of operating expenses and cash dividends; (ii) Property acquisitions and development; (iii) capital expenditures; (iv) payment of principal and interest on its outstanding indebtedness; and (v) other investments.
Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of Cash and cash equivalents and Restricted cash and cash held in escrow from the Consolidated Balance Sheets. The table below summarizes NNN’s cash flows (dollars in thousands):

	Quarter Ended March 31,
	2017	2016
Cash and cash equivalents:
Provided by operating activities	$117,192	$102,423
Used in investing activities	(58,847)	(76,232)
Provided by (used in) financing activities	(318,467)	10,888
Increase (decrease)	(260,122)	37,079
Net cash at beginning of period	294,540	14,260
Net cash at end of period	$34,418	$51,339

Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the quarters ended March 31, 2017, and 2016, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.

NNN’s financing activities for the quarter ended March 31, 2017, included the following significant transactions:

•	$287,500,000 paid to fully redeem NNN's 6.625% Series D Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock"),

•	$714,000 in net proceeds from the issuance of 16,320 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$47,757,000 in net proceeds from the issuance of 1,087,355 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$3,598,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$4,097,000 in dividends paid to holders of the depositary shares of NNN’s 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock"),

•	$4,485,000 in dividends paid to holders of the depositary shares of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"), and

•	$66,781,000 in dividends paid to common stockholders.
Contractual Obligations and Commercial Commitments. NNN has committed to fund construction commitments on 25 Properties. The improvements are estimated to be completed within 12 months. These construction commitments, at March 31, 2017, are outlined in the table below (dollars in thousands):

Total commitment(1)	$110,995
Amount funded	$67,951
Remaining commitment	$43,044
(1) Includes land, construction costs, tenant improvements and lease costs.
As of March 31, 2017, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2016. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of March 31, 2017, NNN owned 23 vacant, un-leased Properties which accounted for less than one percent of total Properties held in the Property Portfolio. Additionally, as of March 31, 2017, approximately three percent of the Property Portfolio was leased to four tenants, including Gander Mountain, that each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
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
The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2017	2016
Series D Preferred Stock(1):
Dividends	$3,598	$4,762
Per depositary share	0.312847	0.414063

Series E Preferred Stock(2):
Dividends	4,097	4,097
Per depositary share	0.356250	0.356250

Series F Preferred Stock(3):
Dividends	4,485	—
Per depositary share	0.325000	—

Common stock:
Dividends	66,781	61,151
Per share	0.455	0.435
(1) The Series D Preferred Stock was redeemed in February 2017. The dividends paid during the quarter ended March 31, 2017 included accumulated and unpaid dividends through the redemption date.
(2) The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series E Preferred Stock is May 2018.
(3) The Series F Preferred Stock was issued in October 2016 and has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.

In April 2017, NNN declared a dividend of $0.455 per share which is payable in May 2017 to its common stockholders of record as of April 28, 2017.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	March 31, 2017	Percentage of Total	December 31, 2016	Percentage of Total
Mortgages payable	$13,734	0.6%	$13,878	0.6%
Notes payable	2,298,755	99.4%	2,297,811	99.4%
Total outstanding debt	$2,312,489	100.0%	$2,311,689	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $650,000,000 unsecured revolving Credit Facility had a weighted average outstanding balance of $6,453,000 and a weighted average interest rate of 1.7% during the quarter ended March 31, 2017. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility currently bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of March 31, 2017, there was no outstanding balance and $650,000,000 was available for future borrowings, under the Credit Facility, excluding undrawn letters of credit totaling $230,000.

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
Information related to NNN's publicly held debt and equity securities is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2016.
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

	Quarter Ended March 31,
	2017	2016
Shares of common stock	16,320	134,150
Net proceeds	$714	$5,892
At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2016 ATM	2015 ATM
Established date	March 2016	February 2015
Termination date	March 2019	March 2016
Total allowable shares	12,000,000	10,000,000
Total shares issued at March 31, 2017	5,310,645	9,852,465
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2017	2016
Shares of common stock	1,087,355	1,865,260
Average price per share (net)	$43.92	$44.00
Net proceeds	$47,757	$82,076
Stock issuance costs(1)	$743	$1,429
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Recent Accounting Pronouncements

Refer to Note 1 to the March 31, 2017, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of March 31, 2017, NNN has one forward starting swap with a total notional amount of $125,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of March 31, 2017 and December 31, 2016. The table presents principal payments and related interest rates by year for debt obligations outstanding as of March 31, 2017. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of March 31, 2017. The weighted average rate for the Credit Facility for the quarter ended March 31, 2017, was 1.7%. There was no outstanding balance on the Credit Facility as of March 31, 2017 and December 31, 2016. The table incorporates only those debt obligations that existed as of March 31, 2017, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the quarter ended March 31, 2017.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2017	$447	5.23%	$249,936	6.92%
2018	623	5.23%	—	—
2019	653	5.23%	—	—
2020	682	5.23%	—	—
2021	716	5.23%	297,873	5.69%
Thereafter	10,718	5.23%	1,765,219	3.73%	(3)
Total	$13,839	5.23%	$2,313,028	4.39%
Fair Value:
March 31, 2017	$13,839		$2,374,935
December 31, 2016	$13,987		$2,367,102

(1) NNN's mortgages payable represent principal payments by year and include unamortized premiums and exclude debt costs.
(2) Includes NNN’s notes payable, each exclude debt costs and are net of unamortized discount. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.
(3) Weighted average effective interest rate for periods after 2021.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of March 31, 2017, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN's risk factors disclosed in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Mine Safety Disclosures. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

     The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and Bylaws
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

3.3
Articles Supplementary Establishing and Fixing the Rights and Preferences of 5.70% Series E Cumulative Preferred Stock, par value $0.01 per share, dated May 29, 2013 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated May 30, 2013, incorporated herein by reference).

3.4
Articles Supplementary Establishing and Fixing the Rights and Preferences of 5.20% Series F Cumulative Preferred Stock, par value $0.01 per share, dated October 7, 2016 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2016, incorporated herein by reference).

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

3.7
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

4.5
Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 10, 2007, and incorporated herein by reference).

4.6
Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 10, 2007, and incorporated herein by reference).

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

4.19
Specimen certificate representing the 5.20% Series F Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 11, 2016 and incorporated herein by reference).

4.20
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 11, 2016 and incorporated herein by reference).

4.21
Form of Fifteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.60% Notes due 2026 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.22
Form of 3.60% Notes due 2026 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

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

10.14
Amended and Restated Credit Agreement, dated as of May 25, 2011, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011, and incorporated herein by reference).

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

10.26
2017 Performance Incentive Plan (filed as Annex A to the Registrant’s 2017 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2017, and incorporated herein by reference).

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

99.1
Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2017, and incorporated herein by reference).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2017, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 2nd day of May, 2017.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Julian E. Whitehurst
Julian E. Whitehurst
Chief Executive Officer, President and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director

Exhibit Index

3.	Articles of Incorporation and Bylaws

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

3.3
Articles Supplementary Establishing and Fixing the Rights and Preferences of 5.70% Series E Cumulative Preferred Stock, par value $0.01 per share, dated May 29, 2013 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated May 30, 2013, incorporated herein by reference).

3.4
Articles Supplementary Establishing and Fixing the Rights and Preferences of 5.20% Series F Cumulative Preferred Stock, par value $0.01 per share, dated October 7, 2016 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2016, incorporated herein by reference).

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

3.7
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

4.5
Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 10, 2007, and incorporated herein by reference).

4.6
Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 10, 2007, and incorporated herein by reference).

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

4.19
Specimen certificate representing the 5.20% Series F Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 11, 2016 and incorporated herein by reference).

4.20
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 11, 2016 and incorporated herein by reference).

4.21
Form of Fifteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.60% Notes due 2026 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.22
Form of 3.60% Notes due 2026 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

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

10.14
Amended and Restated Credit Agreement, dated as of May 25, 2011, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011, and incorporated herein by reference).

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

10.26
2017 Performance Incentive Plan (filed as Annex A to the Registrant’s 2017 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2017, and incorporated herein by reference).

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

99.1
Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2017, and incorporated herein by reference).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2017, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.