Form 10-Q
period 2017-06-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2017-08-01
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017
OR
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
149,233,141 shares of common stock, $0.01 par value, outstanding as of July 28, 2017.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$6,198,346	$5,881,652
Accounted for using the direct financing method	10,091	11,230
Real estate held for sale	2,341	23,478
Cash and cash equivalents	4,450	294,540
Receivables, net of allowance of $2,158 and $1,006, respectively	2,208	3,418
Accrued rental income, net of allowance of $3,078	25,688	25,101
Debt costs, net of accumulated amortization of $11,966 and $11,268, respectively	2,124	2,715
Other assets	91,880	92,017
Total assets	$6,337,128	$6,334,151
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$215,500	$—
Mortgages payable, including unamortized premium and net of unamortized debt costs	13,591	13,878
Notes payable, net of unamortized discount and unamortized debt costs	2,299,710	2,297,811
Accrued interest payable	19,921	19,665
Other liabilities	99,720	85,869
Total liabilities	2,648,442	2,417,223

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
6.625% Series D, 115,000 shares issued and outstanding at December 31, 2016, at stated liquidation value of $2,500 per share	—	287,500
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 149,206,493 and 147,149,945 shares issued and outstanding, respectively	1,493	1,473
Capital in excess of par value	3,415,807	3,322,771
Accumulated deficit	(352,626)	(319,254)
Accumulated other comprehensive income (loss)	(8,989)	(8,191)
Total stockholders’ equity of NNN	3,688,185	3,916,799
Noncontrolling interests	501	129
Total equity	3,688,686	3,916,928
Total liabilities and equity	$6,337,128	$6,334,151
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income from operating leases	$141,298	$126,418	$277,791	$248,063
Earned income from direct financing leases	246	347	502	703
Percentage rent	198	164	746	638
Real estate expense reimbursement from tenants	3,700	3,248	7,560	6,838
Interest and other income from real estate transactions	28	301	217	764
Interest income on commercial mortgage residual interests	80	448	165	901
	145,550	130,926	286,981	257,907
Operating expenses:
General and administrative	8,820	8,735	17,739	17,984
Real estate	5,424	4,567	11,087	9,355
Depreciation and amortization	41,326	36,489	81,469	71,144
Impairment – commercial mortgage residual interests valuation	—	632	—	852
Impairment losses – real estate and other charges, net of recoveries	(39)	5,459	1,167	6,031
Retirement severance costs	7,428	—	7,428	—
	62,959	55,882	118,890	105,366
Earnings from operations	82,591	75,044	168,091	152,541
Other expenses (revenues):
Interest and other income	(37)	(72)	(175)	(91)
Interest expense	27,274	24,081	53,888	47,667
Real estate acquisition costs	—	280	—	409
	27,237	24,289	53,713	47,985
Earnings before gain on disposition of real estate	55,354	50,755	114,378	104,556
Gain on disposition of real estate	3,055	1,178	17,679	18,053
Earnings including noncontrolling interests	58,409	51,933	132,057	122,609
Loss (earnings) attributable to noncontrolling interests	(381)	9	(372)	16
Net earnings attributable to NNN	$58,028	$51,942	$131,685	$122,625

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - CONTINUED
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net earnings attributable to NNN	$58,028	$51,942	$131,685	$122,625
Series D preferred stock dividends	—	(4,762)	(3,598)	(9,523)
Series E preferred stock dividends	(4,096)	(4,096)	(8,194)	(8,194)
Series F preferred stock dividends	(4,485)	—	(8,970)	—
Excess of redemption value over carrying value of Series D preferred shares redeemed	—	—	(9,855)	—
Net earnings attributable to common stockholders	$49,447	$43,084	$101,068	$104,908
Net earnings per share of common stock:
Basic	$0.33	$0.30	$0.68	$0.74
Diluted	$0.33	$0.30	$0.68	$0.73
Weighted average number of common shares outstanding:
Basic	148,372,501	143,443,375	147,655,076	142,141,990
Diluted	148,719,470	143,976,712	148,023,668	142,693,785
Other comprehensive income:
Net earnings attributable to NNN	$58,028	$51,942	$131,685	$122,625
Amortization of interest rate hedges	455	707	903	1,402
Fair value forward starting swaps	(1,140)	312	(1,694)	312
Net gain – commercial mortgage residual interests	—	282	—	107
Net gain (loss) – available-for-sale securities	(81)	379	(7)	553
Comprehensive income attributable to NNN	$57,262	$53,622	$130,887	$124,999

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Earnings including noncontrolling interests	$132,057	$122,609
Adjustments to reconcile earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	81,469	71,144
Impairment losses – real estate and other charges, net of recoveries	1,167	6,031
Impairment – commercial mortgage residual interests valuation	—	852
Amortization of notes payable discount	878	683
Amortization of debt costs	1,727	1,513
Amortization of mortgages payable premium	(42)	(89)
Amortization of deferred interest rate hedges	903	1,402
Gain on disposition of real estate	(17,679)	(18,053)
Performance incentive plan expense	10,204	5,804
Performance incentive plan payment	(862)	(581)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease in real estate leased to others using the direct financing method	443	692
Decrease in receivables	1,210	1,139
Increase in accrued rental income	(904)	(157)
Decrease in other assets	858	136
Increase (decrease) in accrued interest payable	256	(975)
Increase (decrease) in other liabilities	3,428	(3,971)
Other	(42)	(531)
Net cash provided by operating activities	215,071	187,648
Cash flows from investing activities:
Proceeds from the disposition of real estate	48,595	73,066
Additions to real estate:
Accounted for using the operating method	(398,963)	(485,573)
Principal payments on mortgages and notes receivable	—	123
Other	(431)	(1,812)
Net cash used in investing activities	(350,799)	(414,196)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Proceeds from line of credit payable	$705,200	$598,500
Repayment of line of credit payable	(489,700)	(451,200)
Repayment of mortgages payable	(253)	(6,990)
Payment of debt costs	(172)	(159)
Proceeds from issuance of common stock	74,503	219,448
Stock issuance costs	(1,238)	(3,379)
Redemption of Series D preferred stock	(287,500)	—
Payment of Series D preferred stock dividends	(3,598)	(9,523)
Payment of Series E preferred stock dividends	(8,194)	(8,194)
Payment of Series F preferred stock dividends	(8,970)	—
Payment of common stock dividends	(134,440)	(123,602)
Net cash provided by (used in) financing activities	(154,362)	214,901
Net decrease in cash, cash equivalents and restricted cash	(290,090)	(11,647)
Cash, cash equivalents and restricted cash at beginning of period(1)	294,540	14,260
Cash, cash equivalents and restricted cash at end of period(1)	$4,450	$2,613
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$51,279	$45,960
Taxes received	$(3)	$—
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$798	$2,374
Change in lease classification (direct financing lease to operating lease)	$696	$—

(1) Cash, cash equivalents and restricted cash at the end of the period is the aggregate of Cash and cash equivalents and Restricted cash and cash held in escrow from the Consolidated Balance Sheets. NNN had no restricted cash and cash held in escrow at June 30, 2017 and $242 at June 30, 2016.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

June 30, 2017
Property Portfolio:
Total properties	2,675
Gross leasable area (square feet)	28,102,000
States	48
Weighted average remaining lease term (years)	11.5
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2017, may not be indicative of the results that may be expected for the year ending December 31, 2017. Amounts as of December 31, 2016, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2016.
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $1,113,000 and $827,000 in capitalized interest during the development period for the six months ended June 30, 2017 and 2016, respectively, of which $560,000 and $316,000 was recorded during the quarters ended June 30, 2017 and 2016, respectively.
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
Intangible assets and liabilities consisted of the following as of (dollars in thousands):

	June 30, 2017	December 31, 2016
Intangible lease assets (included in Other assets):
Value of above-market in-place leases, net	$8,091	$9,591
Value of in-place leases, net	54,155	55,290
Intangible lease liabilities (included in Other liabilities):
Value of below-market in-place leases, net	20,694	22,100
Debt Costs – Line of Credit Payable – Debt costs incurred in connection with NNN’s $650,000,000 line of credit have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN has recorded debt costs associated with the line of credit as an asset, in Debt costs on the Condensed Consolidated Balance Sheets.
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 at June 30, 2017 and December 31, 2016, are included in Mortgages payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $46,000 and $38,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $21,157,000 at June 30, 2017 and December 31, 2016, are included in Notes payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $7,397,000 and $6,376,000, respectively.
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic and Diluted Earnings:
Net earnings attributable to NNN	$58,028	$51,942	$131,685	$122,625
Less: Series D preferred stock dividends	—	(4,762)	(3,598)	(9,523)
Less: Series E preferred stock dividends	(4,096)	(4,096)	(8,194)	(8,194)
Less: Series F preferred stock dividends	(4,485)	—	(8,970)	—
Less: Excess of redemption value over carrying value of Series D preferred shares redeemed	—	—	(9,855)	—
Net earnings available to NNN’s common stockholders	49,447	43,084	101,068	104,908
Less: Earnings allocated to unvested restricted shares	(137)	(177)	(267)	(326)
Net earnings used in basic and diluted earnings per share	$49,310	$42,907	$100,801	$104,582

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	149,119,191	144,315,093	148,354,604	142,946,299
Less: Unvested restricted stock	(301,206)	(406,170)	(293,588)	(374,701)
Less: Unvested contingent restricted shares	(445,484)	(465,548)	(405,940)	(429,608)
Weighted average number of shares outstanding used in basic earnings per share	148,372,501	143,443,375	147,655,076	142,141,990
Other dilutive securities	346,969	533,337	368,592	551,795
Weighted average number of shares outstanding used in diluted earnings per share	148,719,470	143,976,712	148,023,668	142,693,785
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gains or (Losses) on Cash Flow Hedges (1)		Gains on Available-for-Sale Securities	Total
Beginning balance, December 31, 2016	$(8,899)		$708	$(8,191)

Other comprehensive income (loss)	(1,694)		(7)	(1,701)
Reclassifications from accumulated other comprehensive income to net earnings	903	(2)	—	903
Net current period other comprehensive income (loss)	(791)		(7)	(798)
Ending balance, June 30, 2017	$(9,690)		$701	$(8,989)
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
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting," effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. NNN has early adopted ASU 2017-09. The adoption of ASU 2017-09 will not impact NNN's financial position or results of operations.
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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

June 30, 2017
Lease classification:
Operating	2,713
Direct financing	7
Building portion – direct financing/land portion – operating	2
Weighted average remaining lease term (years)	11.5
The leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the Property and carry property and liability insurance coverage. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses of the Property. Generally, the leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions of the base term of the lease, including rent increases.
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	June 30, 2017	December 31, 2016
Land and improvements	$2,197,287	$2,103,233
Buildings and improvements	4,785,858	4,489,159
Leasehold interests	5,261	4,565
	6,988,406	6,596,957
Less accumulated depreciation and amortization	(810,460)	(739,362)
	6,177,946	5,857,595
Work in progress	20,400	24,057
	$6,198,346	$5,881,652

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sales to occur within 12 months. As of June 30, 2017, NNN had four of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2016, included 18 Properties, 14 of which were sold in 2017. Real estate held for sale consisted of the following as of (dollars in thousands):

	June 30, 2017	December 31, 2016
Land and improvements	$1,259	$13,796
Building and improvements	1,603	15,535
	2,862	29,331
Less accumulated depreciation and amortization	(521)	(3,105)
Less impairment	—	(2,748)
	$2,341	$23,478

Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	8	$3,055	7	$1,178	25	$17,679	17	$18,053
Real Estate – Commitments
NNN has committed to fund construction commitments on 22 Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of June 30, 2017, are outlined in the table below (dollars in thousands):

Total commitment(1)	$126,634
Amount funded	48,304
Remaining commitment	78,330
(1) Includes land, construction costs, tenant improvements and lease costs.
Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $1,167,000 and $2,762,000 for the six months ended June 30, 2017 and 2016, respectively, of which ($39,000) and $2,190,000 was recorded during the quarters ended June 30, 2017 and 2016, respectively.

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

Note 3 – Line of Credit Payable:
NNN's $650,000,000 unsecured revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $69,100,000 and a weighted average interest rate of 2.0% during the six months ended June 30, 2017. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of June 30, 2017, there was $215,500,000 outstanding balance and $434,500,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $230,000.

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
Dividend Reinvestment and Stock Purchase Plan – In February 2015, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Shares of common stock	34,466	149,543
Net proceeds	$1,413	$6,609

At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2016 ATM	2015 ATM
Established date	March 2016	February 2015
Termination date	March 2019	March 2016
Total allowable shares	12,000,000	10,000,000
Total shares issued as of June 30, 2017	5,876,445	9,852,465
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2017	2016
Shares of common stock	1,653,155	4,613,422
Average price per share (net)	$43.64	$45.46
Net proceeds	$72,139	$209,722
Stock issuance costs(1)	$1,183	$3,379
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Series D preferred stock(1):
Dividends	$—	$4,762	$3,598	$9,523
Per depositary share	—	0.414063	0.312847	0.828125

Series E preferred stock(2):
Dividends	4,096	4,096	8,194	8,194
Per depositary share	0.356250	0.356250	0.712500	0.712500

Series F preferred stock(3):
Dividends	4,485	—	8,970	—
Per depositary share	0.325000	—	0.650000	—

Common stock:
Dividends	67,660	62,451	134,440	123,602
Per share	0.455	0.435	0.910	0.870
(1) The Series D preferred stock was redeemed in February 2017. The dividends paid in 2017 included accumulated and unpaid dividends through the redemption date.
(2) The Series E preferred stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series E Preferred Stock is May 2018.
(3) The Series F preferred stock was issued in October 2016 and has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F preferred stock is October 2021.
In July 2017, NNN declared a dividend of $0.475 per share, which is payable in August 2017 to its common stockholders of record as of July 31, 2017.

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

The following table outlines NNN's derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated	Fair Value Deferred In Other Comprehensive Income (1)
September 2007	Two treasury locks	$100,000	$3,260	$3,228
June 2011	Two treasury locks	150,000	5,300	5,218
April 2013	Four forward starting swaps	240,000	3,156	3,141
May 2014	Three forward starting swaps	225,000	6,312	6,312
October 2015	Four forward starting swaps	300,000	13,369	13,369
December 2016	Two forward starting swaps	180,000	(13,352)	(13,345)
(1) The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
As of June 30, 2017, $7,997,000 remained in other comprehensive income related to the effective portion of NNN’s previously terminated interest rate hedges. During the six months ended June 30, 2017 and 2016, NNN reclassified out of other comprehensive income $903,000 and $1,402,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $1,578,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
During the six months ended June 30, 2017, NNN entered into two forward starting swaps with a total notional amount of $250,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward swaps were designated as cash flow hedges, and at June 30, 2017, have a fair value of $661,000 included in other assets and $2,355,000 included in other liabilities, which net ($1,694,000) in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet. The fair value of the forward starting swaps were based on a Level 2 valuation. No hedge ineffectiveness was recognized during the six months ended June 30, 2017. These derivative financial instruments were still outstanding as of June 30, 2017.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

Note 6 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages and notes receivable and mortgages payable at June 30, 2017 and December 31, 2016, approximate fair value based upon current market prices of comparable instruments (Level 3). At June 30, 2017 and December 31, 2016, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $2,377,525,000 and $2,367,102,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable is publicly traded.

Note 7 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after June 30, 2017, the date of the condensed consolidated balance sheet. There were no reportable subsequent events or transactions.

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
As of June 30, 2017, NNN owned 2,675 Properties, with an aggregate gross leasable area of approximately 28,102,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.5 years. Approximately 99 percent of the Properties were leased as of June 30, 2017.
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
NNN evaluates the creditworthiness of its current and prospective tenants. This evaluation may include reviewing available financial statements, store level financial performance, press releases, public credit ratings from major credit rating agencies, industry news publications, financial market data (debt and equity pricing). NNN may also evaluate the business and operations of its tenants, including periodically meeting with senior management of certain tenants.
NNN continues to maintain its diversification by tenant, geography and tenant's line of trade. NNN’s largest lines of trade concentrations are the convenience store and restaurant (including full and limited service) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	June 30, 2017	December 31, 2016	June 30, 2016
Properties Owned:
Number	2,675	2,535	2,452
Total gross leasable area (square feet)	28,102,000	27,204,000	26,326,000
Properties:
Leased and unimproved land	2,657	2,508	2,430
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	11.5	11.6	11.4
Total gross leasable area (square feet) – leased	27,734,000	26,700,000	25,907,000

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	June 30, 2017	December 31, 2016	June 30, 2016
1.	Convenience stores	18.1%	16.9%	16.7%
2.	Restaurants – full service	11.7%	11.8%	12.6%
3.	Restaurants – limited service	7.8%	7.5%	7.7%
4.	Automotive service	6.9%	6.6%	6.7%
5.	Family entertainment centers	6.1%	5.8%	5.7%
6.	Health and fitness	5.6%	5.7%	4.2%
7.	Theaters	4.7%	4.9%	5.1%
8.	Automotive parts	3.7%	3.9%	4.0%
9.	Recreational vehicle dealers, parts and accessories	3.4%	3.4%	3.4%
10.	Banks	2.6%	3.1%	3.3%
	Other	29.4%	30.4%	30.6%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Acquisitions:
Number of Properties	140	165	164	211
Gross leasable area (square feet)	832,000	1,095,000	1,082,000	1,686,000
Initial cash yield	6.9%	6.9%	6.9%	6.9%
Total dollars invested(1)	$299,452	$343,596	$407,391	$468,746
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Number of properties	8	7	25	17
Gross leasable area (square feet)	41,000	171,000	188,000	323,000
Net sales proceeds	$9,308	$19,667	$48,263	$72,506
Gain	$3,055	$1,178	$17,679	$18,053

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter and six months ended June 30, 2017, rental income increased, as compared to the same periods in 2016, primarily due to the increase in rental income from Property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to existing lease terms.
The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended June 30,					Six Months Ended June 30,
			Percent Increase (Decrease)	Percent of Total				Percent Increase (Decrease)	Percent of Total
	2017	2016		2017	2016	2017	2016		2017	2016
Rental Income(1)	$141,742	$126,929	11.7%	97.4%	97.0%	$279,039	$249,404	11.9%	97.2%	96.7%
Real estate expense reimbursement from tenants	3,700	3,248	13.9%	2.5%	2.5%	7,560	6,838	10.6%	2.6%	2.7%
Interest and other income from real estate transactions	28	301	(90.7)%	—	0.2%	217	764	(71.6)%	0.1%	0.3%
Interest income on commercial mortgage residual interests	80	448	(82.1)%	0.1%	0.3%	165	901	(81.7)%	0.1%	0.3%
Total revenues	$145,550	$130,926	11.2%	100.0%	100.0%	$286,981	$257,907	11.3%	100.0%	100.0%
(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent (“Rental Income”).
Quarter and Six Months Ended June 30, 2017 versus Quarter and Six Months Ended June 30, 2016
Rental Income. Rental Income increased in amount and as a percent of the total revenues for the quarter and six months ended June 30, 2017, as compared to the same periods in 2016. The increase for the quarter and six months ended June 30, 2017, is primarily due to a partial year of Rental Income received as a result of the acquisition of 164 properties with aggregate gross leasable area of approximately 1,082,000 during 2017 and a full year of Rental Income received as a result of the acquisition of 313 properties with a gross leasable area of approximately 2,734,000 square feet in 2016.
.

Analysis of Expenses
General.  Operating expenses increased for the quarter and six months ended June 30, 2017, as compared to the same periods in 2016, primarily due to an increase in personnel costs and in depreciation expense. The following table summarizes NNN’s expenses for the quarter ended June 30, (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues
	2017	2016		2017	2016	2017	2016
General and administrative	$8,820	$8,735	1.0%	14.0%	15.6%	6.1%	6.7%
Real estate	5,424	4,567	18.8%	8.6%	8.2%	3.7%	3.5%
Depreciation and amortization	41,326	36,489	13.3%	65.7%	65.3%	28.4%	27.8%
Impairment – commercial mortgage residual interests valuation	—	632	(100.0)%	—	1.1%	—	0.5%
Impairment losses – real estate and other charges, net of recoveries	(39)	5,459	(100.7)%	(0.1)%	9.8%	—	4.2%
Retirement severance costs	7,428	—	N/C (1)	11.8%	—	5.1%	—%
Total operating expenses	$62,959	$55,882	12.7%	100.0%	100.0%	43.3%	42.7%

Interest and other income	$(37)	$(72)	(48.6)%	(0.1)%	(0.3)%	—	(0.1)%
Interest expense	27,274	24,081	13.3%	100.1%	99.1%	18.7%	18.4%
Real estate acquisition costs	—	280	(100.0)%	—	1.2%	—	0.2%
Total other expenses	$27,237	$24,289	12.1%	100.0%	100.0%	18.7%	18.5%
(1) Not calculable ("N/C")

The following table summarizes NNN's expenses for the six months ended June 30, (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues
	2017	2016		2017	2016	2017	2016
General and administrative	$17,739	$17,984	(1.4)%	14.9%	17.1%	6.2%	7.0%
Real estate	11,087	9,355	18.5%	9.4%	8.9%	3.8%	3.6%
Depreciation and amortization	81,469	71,144	14.5%	68.5%	67.5%	28.4%	27.6%
Impairment – commercial mortgage residual interests valuation	—	852	(100.0)%	—	0.8%	—	0.3%
Impairment losses – real estate and other charges, net of recoveries	1,167	6,031	(80.6)%	1.0%	5.7%	0.4%	2.4%
Retirement severance costs	7,428	—	N/C (1)	6.2%	—	2.6%	—%
Total operating expenses	$118,890	$105,366	12.8%	100.0%	100.0%	41.4%	40.9%

Interest and other income	$(175)	$(91)	92.3%	(0.3)%	(0.2)%	(0.1)%	—
Interest expense	53,888	47,667	13.1%	100.3%	99.3%	18.8%	18.5%
Real estate acquisition costs	—	409	(100.0)%	—	0.9%	—	0.1%
Total other expenses	$53,713	$47,985	11.9%	100.0%	100.0%	18.7%	18.6%
(1) Not calculable ("N/C")
Quarter and Six Months Ended June 30, 2017 versus Quarter and Six Months Ended June 30, 2016
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount and as a percentage of total operating expenses and revenues for the quarter and six months ended June 30, 2017, as compared to the same periods in 2016. The increase in expenses is primarily due to the acquisition of 164 properties with an aggregate gross leasable area of approximately 1,082,000 square feet in 2017 and 313 properties with an aggregate gross leasable area of approximately 2,734,000 square feet during 2016.

Impairment losses – real estate and other charges, net of recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive price. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN recognized real estate impairments, net of recoveries of $1,167,000 and $2,762,000 for the six months ended June 30, 2017 and 2016, respectively of which ($39,000) and $2,190,000 was recorded during the quarters ended June 30, 2017 and 2016, respectively. In addition, during the quarter ended June 30, 2016, NNN recorded a loss on mortgage receivable of $3,269,000.
Retirement Severance Costs. For the quarter ended June 30, 2017, retirement severance costs relate primarily to Craig Macnab's retirement as CEO on April 28, 2017.
Interest Expense.  Interest expense increased in amount, as a percentage of total other expenses and as a percentage of revenues for the quarter and six months ended June 30, 2017, as compared to the same periods in 2016.
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

(v)
the Credit Facility had a $23,898,000 increase in the weighted average outstanding balance and a slightly higher weighted average interest rate for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.

Liquidity
General.  NNN’s demand for funds has been, and will continue to be, primarily for (i) payment of operating expenses and cash dividends; (ii) Property acquisitions and development; (iii) capital expenditures; (iv) payment of principal and interest on its outstanding indebtedness; and (v) other investments.
Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of Cash and cash equivalents and Restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. The table below summarizes NNN’s cash flows (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Cash and cash equivalents:
Provided by operating activities	$215,071	$187,648
Used in investing activities	(350,799)	(414,196)
Provided by (used in) financing activities	(154,362)	214,901
Decrease	(290,090)	(11,647)
Net cash at beginning of period	294,540	14,260
Net cash at end of period	$4,450	$2,613

Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the six months ended June 30, 2017, and 2016, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the six months ended June 30, 2017, included the following significant transactions:

•	$287,500,000 paid to fully redeem NNN's 6.625% Series D Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock"),

•	$1,413,000 in net proceeds from the issuance of 34,466 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$72,139,000 in net proceeds from the issuance of 1,653,155 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$3,598,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$8,194,000 in dividends paid to holders of the depositary shares of NNN’s 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock"),

•	$8,970,000 in dividends paid to holders of the depositary shares of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"), and

•	$134,440,000 in dividends paid to common stockholders.
Contractual Obligations and Commercial Commitments. NNN has committed to fund construction commitments on 22 Properties. The improvements are estimated to be completed within 12 months. These construction commitments, at June 30, 2017, are outlined in the table below (dollars in thousands):

Total commitment(1)	$126,634
Amount funded	48,304
Remaining commitment	78,330
(1) Includes land, construction costs, tenant improvements and lease costs.
As of June 30, 2017, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2016. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its credit facility, debt or equity financings and asset dispositions.
Generally, the Properties are leased under long-term net leases, which require the tenant to pay all property taxes and assessments to maintain the interior and exterior of the property and to carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates that the costs associated with the vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its credit facility or use other sources of capital in the event of significant capital expenditures.
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of June 30, 2017, NNN owned 18 vacant, un-leased Properties which accounted for less than one percent of total Properties held in the Property Portfolio. Additionally, as of June 30, 2017, approximately three percent of the Property Portfolio is leased to four tenants, including Gander Mountain, that each filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
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
The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Series D Preferred Stock(1):
Dividends	$—	$4,762	$3,598	$9,523
Per depositary share	—	0.414063	0.312847	0.828125

Series E Preferred Stock(2):
Dividends	4,096	4,096	8,194	8,194
Per depositary share	0.356250	0.356250	0.712500	0.712500

Series F Preferred Stock(3):
Dividends	4,485	—	8,970	—
Per depositary share	0.325000	—	0.650000	—

Common stock:
Dividends	67,660	62,451	134,440	123,602
Per share	0.455	0.435	0.910	0.870
(1) The Series D Preferred Stock was redeemed in February 2017. The dividends paid in 2017 included accumulated and unpaid dividends through the redemption date.
(2) The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series E Preferred Stock is May 2018.
(3) The Series F Preferred Stock was issued in October 2016 and has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.

In July 2017, NNN declared a dividend of $0.475 per share which is payable in August 2017 to its common stockholders of record as of July 31, 2017.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	June 30, 2017	Percentage of Total	December 31, 2016	Percentage of Total
Line of credit payable	$215,500	8.5%	$—	—
Mortgages payable	13,591	0.5%	13,878	0.6%
Notes payable	2,299,710	91.0%	2,297,811	99.4%
Total outstanding debt	$2,528,801	100.0%	$2,311,689	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $650,000,000 unsecured revolving Credit Facility had a weighted average outstanding balance of $69,100,000 and a weighted average interest rate of 2.0% during the six months ended June 30, 2017. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility currently bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of June 30, 2017, there was $215,500,000 outstanding balance and $434,500,000 was available for future borrowings, under the Credit Facility, excluding undrawn letters of credit totaling $230,000.

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

	Six Months Ended June 30,
	2017	2016
Shares of common stock	34,466	149,543
Net proceeds	$1,413	$6,609
At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2016 ATM	2015 ATM
Established date	March 2016	February 2015
Termination date	March 2019	March 2016
Total allowable shares	12,000,000	10,000,000
Total shares issued at June 30, 2017	5,876,445	9,852,465

The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2017	2016
Shares of common stock	1,653,155	4,613,422
Average price per share (net)	$43.64	$45.46
Net proceeds	$72,139	$209,722
Stock issuance costs(1)	$1,183	$3,379
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Recent Accounting Pronouncements

Refer to Note 1 to the June 30, 2017, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of June 30, 2017, NNN has two forward starting swaps with a total notional amount of $250,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of June 30, 2017 and December 31, 2016. The table presents principal payments and related interest rates by year for debt obligations outstanding as of June 30, 2017. The table incorporates only those debt obligations that existed as of June 30, 2017, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the six months ended June 30, 2017.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2017	$—	—	$300	5.23%	$249,965	6.92%
2018	—	—	623	5.23%	—	—
2019	215,500	2.02%	653	5.23%	—	—
2020	—	—	682	5.23%	—	—
2021	—	—	716	5.23%	297,983	5.69%
Thereafter	—	—	10,718	5.23%	1,765,522	3.73%	(3)
Total	$215,500	2.02%	$13,692		$2,313,470	4.39%
Fair Value:
June 30, 2017	$215,500		$13,692		$2,377,525
December 31, 2016	$—		$13,987		$2,367,102

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

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of June 30, 2017, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN's risk factors disclosed in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Mine Safety Disclosures. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

     The following exhibits are filed as a part of this report.

10.	Material Contracts

10.1
Amended and Restated Employment Agreement, dated as of September 29, 2016, between the registrant and Julian Whitehurst (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2016, and incorporated herein by reference).

10.2
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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2017, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 1st day of August, 2017.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Julian E. Whitehurst
Julian E. Whitehurst
Chief Executive Officer, President and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director

Exhibit Index

10.	Material Contracts

10.1
Amended and Restated Employment Agreement, dated as of September 29, 2016, between the registrant and Julian Whitehurst (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2016, and incorporated herein by reference).

10.2
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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2017, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.