Form 10-Q
period 2017-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2017-11-02
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
OR
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
152,053,313 shares of common stock, $0.01 par value, outstanding as of October 30, 2017.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$6,241,667	$5,881,496
Accounted for using the direct financing method	9,873	11,230
Real estate held for sale	2,423	23,634
Cash and cash equivalents	254,263	294,540
Receivables, net of allowance of $1,961 and $1,006, respectively	3,495	3,418
Accrued rental income, net of allowance of $2,224 and $3,078, respectively	25,886	25,101
Debt costs, net of accumulated amortization of $12,315 and $11,268, respectively	1,775	2,715
Other assets	86,838	92,017
Total assets	$6,626,220	$6,334,151
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, including unamortized premium and net of unamortized debt costs	$13,447	$13,878
Notes payable, net of unamortized discount and unamortized debt costs	2,695,414	2,297,811
Accrued interest payable	37,055	19,665
Other liabilities	114,541	85,869
Total liabilities	2,860,457	2,417,223

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
6.625% Series D, 115,000 shares issued and outstanding at December 31, 2016, at stated liquidation value of $2,500 per share	—	287,500
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 151,627,386 and 147,149,945 shares issued and outstanding, respectively	1,518	1,473
Capital in excess of par value	3,516,360	3,322,771
Accumulated deficit	(370,758)	(319,254)
Accumulated other comprehensive income (loss)	(14,367)	(8,191)
Total stockholders’ equity of NNN	3,765,253	3,916,799
Noncontrolling interests	510	129
Total equity	3,765,763	3,916,928
Total liabilities and equity	$6,626,220	$6,334,151
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income from operating leases	$143,376	$129,944	$421,167	$378,007
Earned income from direct financing leases	241	338	743	1,041
Percentage rent	239	321	985	959
Real estate expense reimbursement from tenants	3,614	3,413	11,174	10,251
Interest and other income from real estate transactions	151	141	368	905
Interest income on commercial mortgage residual interests	84	384	249	1,285
	147,705	134,541	434,686	392,448
Operating expenses:
General and administrative	7,354	9,116	25,093	27,100
Real estate	5,553	4,942	16,640	14,297
Depreciation and amortization	48,409	38,970	129,878	110,114
Impairment – commercial mortgage residual interests valuation	—	5,978	—	6,830
Impairment losses – real estate and other charges, net of recoveries	80	4,917	1,247	10,949
Retirement severance costs	225	—	7,653	—
	61,621	63,923	180,511	169,290
Earnings from operations	86,084	70,618	254,175	223,158
Other expenses (revenues):
Interest and other income	(64)	(17)	(239)	(108)
Interest expense	28,204	24,257	82,092	71,923
Real estate acquisition costs	—	111	—	520
	28,140	24,351	81,853	72,335
Earnings before gain on disposition of real estate	57,944	46,267	172,322	150,823
Gain on disposition of real estate	3,185	4,505	20,864	22,558
Earnings including noncontrolling interests	61,129	50,772	193,186	173,381
Loss (earnings) attributable to noncontrolling interests	(9)	12	(381)	28
Net earnings attributable to NNN	$61,120	$50,784	$192,805	$173,409

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - CONTINUED
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net earnings attributable to NNN	$61,120	$50,784	$192,805	$173,409
Series D preferred stock dividends	—	(4,762)	(3,598)	(14,285)
Series E preferred stock dividends	(4,097)	(4,097)	(12,291)	(12,291)
Series F preferred stock dividends	(4,485)	—	(13,455)	—
Excess of redemption value over carrying value of Series D preferred shares redeemed	—	—	(9,855)	—
Net earnings attributable to common stockholders	$52,538	$41,925	$153,606	$146,833
Net earnings per share of common stock:
Basic	$0.35	$0.29	$1.03	$1.02
Diluted	$0.35	$0.28	$1.03	$1.02
Weighted average number of common shares outstanding:
Basic	149,341,025	146,111,041	148,223,234	143,474,664
Diluted	149,667,609	146,681,592	148,526,361	144,036,165
Other comprehensive income:
Net earnings attributable to NNN	$61,120	$50,784	$192,805	$173,409
Amortization of interest rate hedges	491	720	1,394	2,122
Fair value forward starting swaps	(5,994)	701	(7,688)	1,013
Net gain – commercial mortgage residual interests	—	(4,561)	—	(4,454)
Net gain – available-for-sale securities	125	47	118	600
Comprehensive income attributable to NNN	$55,742	$47,691	$186,629	$172,690

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Earnings including noncontrolling interests	$193,186	$173,381
Adjustments to reconcile earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	129,878	110,114
Impairment losses – real estate and other charges, net of recoveries	1,245	10,949
Impairment – commercial mortgage residual interests valuation	—	6,830
Amortization of notes payable discount	1,330	1,030
Amortization of debt costs	2,611	2,276
Amortization of mortgages payable premium	(65)	(126)
Amortization of deferred interest rate hedges	1,394	2,122
Settlement of forward starting swaps	(7,688)	—
Gain on disposition of real estate	(20,864)	(22,558)
Performance incentive plan expense	12,100	8,714
Performance incentive plan payment	(862)	(581)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease in real estate leased to others using the direct financing method	661	1,054
Decrease (increase) in receivables	(77)	871
Decrease (increase) in accrued rental income	(1,199)	21
Increase in other assets	(353)	(227)
Increase in accrued interest payable	17,390	12,679
Increase in other liabilities	1,659	8,315
Other	(131)	(658)
Net cash provided by operating activities	330,215	314,206
Cash flows from investing activities:
Proceeds from the disposition of real estate	56,279	83,722
Additions to real estate:
Accounted for using the operating method	(471,396)	(637,603)
Principal payments on mortgages and notes receivable	500	468
Other	(558)	(2,010)
Net cash used in investing activities	(415,175)	(555,423)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Proceeds from line of credit payable	$956,700	$1,090,200
Repayment of line of credit payable	(956,700)	(906,000)
Repayment of mortgages payable	(379)	(7,125)
Proceeds from notes payable	398,372	—
Payment of debt costs	(3,237)	(159)
Proceeds from issuance of common stock	174,499	277,076
Stock issuance costs	(2,618)	(4,266)
Redemption of Series D preferred stock	(287,500)	—
Payment of Series D preferred stock dividends	(3,598)	(14,285)
Payment of Series E preferred stock dividends	(12,291)	(12,291)
Payment of Series F preferred stock dividends	(13,455)	—
Payment of common stock dividends	(205,110)	(190,277)
Net cash provided by financing activities	44,683	232,873
Net decrease in cash, cash equivalents and restricted cash	(40,277)	(8,344)
Cash, cash equivalents and restricted cash at beginning of period(1)	294,540	14,260
Cash, cash equivalents and restricted cash at end of period(1)	$254,263	$5,916
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$61,126	$55,185
Taxes received	$(3)	$(49)
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$6,176	$719
Change in lease classification (direct financing lease to operating lease)	$696	$—

(1) Cash, cash equivalents and restricted cash at the end of the period is the aggregate of Cash and cash equivalents and Restricted cash and cash held in escrow from the Consolidated Balance Sheets. NNN had no restricted cash and cash held in escrow at September 30, 2017 and 2016.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

September 30, 2017
Property Portfolio:
Total properties	2,687
Gross leasable area (square feet)	28,250,000
States	48
Weighted average remaining lease term (years)	11.4
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2017, may not be indicative of the results that may be expected for the year ending December 31, 2017. Amounts as of December 31, 2016, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2016.
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $1,694,000 and $1,243,000 in capitalized interest during the development period for the nine months ended September 30, 2017 and 2016, respectively, of which $581,000 and $416,000 was recorded during the quarters ended September 30, 2017 and 2016, respectively.
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
Intangible assets and liabilities consisted of the following as of (dollars in thousands):

	September 30, 2017	December 31, 2016
Intangible lease assets (included in Other assets):
Value of above-market in-place leases, net	$7,584	$9,591
Value of in-place leases, net	46,805	55,290
Intangible lease liabilities (included in Other liabilities):
Value of below-market in-place leases, net	19,673	22,100
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
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 at September 30, 2017 and December 31, 2016, are included in Mortgages payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $51,000 and $38,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $24,807,000 and $21,157,000 at September 30, 2017 and December 31, 2016, respectively, are included in Notes payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $7,928,000 and $6,376,000, respectively.
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic and Diluted Earnings:
Net earnings attributable to NNN	$61,120	$50,784	$192,805	$173,409
Less: Series D preferred stock dividends	—	(4,762)	(3,598)	(14,285)
Less: Series E preferred stock dividends	(4,097)	(4,097)	(12,291)	(12,291)
Less: Series F preferred stock dividends	(4,485)	—	(13,455)	—
Less: Excess of redemption value over carrying value of Series D preferred shares redeemed	—	—	(9,855)	—
Net earnings available to NNN’s common stockholders	52,538	41,925	153,606	146,833
Less: Earnings allocated to unvested restricted shares	(132)	(184)	(399)	(510)
Net earnings used in basic and diluted earnings per share	$52,406	$41,741	$153,207	$146,323

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	150,076,348	146,982,759	148,934,825	144,301,606
Less: Unvested restricted stock	(277,713)	(406,170)	(288,238)	(385,267)
Less: Unvested contingent restricted shares	(457,610)	(465,548)	(423,353)	(441,675)
Weighted average number of shares outstanding used in basic earnings per share	149,341,025	146,111,041	148,223,234	143,474,664
Other dilutive securities	326,584	570,551	303,127	561,501
Weighted average number of shares outstanding used in diluted earnings per share	149,667,609	146,681,592	148,526,361	144,036,165
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gains or (Losses) on Cash Flow Hedges (1)		Gains on Available-for-Sale Securities	Total
Beginning balance, December 31, 2016	$(8,899)		$708	$(8,191)

Other comprehensive income (loss)	(7,688)		118	(7,570)
Reclassifications from accumulated other comprehensive income to net earnings	1,394	(2)	—	1,394
Net current period other comprehensive income (loss)	(6,294)		118	(6,176)
Ending balance, September 30, 2017	$(15,193)		$826	$(14,367)
(1) Additional disclosure is included in Note 6 – Derivatives.
(2) Reclassifications out of other comprehensive income (loss) are recorded in Interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income.
New Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases (Topic 842). In March 2016, the FASB issued updated guidance. ASU 2016-08, "Revenue from Contracts with customers (Topic 606) - Principal versus Agent Considerations (Reporting Gross Versus Net)," clarifies the implementation guidance on principal versus agent considerations included within the scope of ASU 2014-09. In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)," which clarifies the scope of subtopic 610-20, which was issued as a part of ASU 2014-09, to add guidance for partial sales of nonfinancial assets. The guidance permits two methods of adoption: full retrospective approach to each prior reporting period presented, or modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The guidance was initially effective January 1, 2017, and early adoption was not permitted. The amended guidance provides for a one-year deferral of the effective date to January 1, 2018, with an option of applying the standard on the original effective date.
NNN will adopt ASU 2014-09 on January 1, 2018, and apply the cumulative catch-up transition method. Through the evaluation and implementation process, NNN has determined the key revenue stream impacted by ASU 2014-09 is gain on disposition of real estate reported on the Condensed Consolidated Statements of Income and Comprehensive Income. NNN currently recognizes revenue at the time of closing (i.e., transfer of asset). Upon adoption of ASU 2014-09, NNN will need to evaluate any separate contracts or performance obligations to determine proper timing of revenue recognition, as well as, transaction price allocation. The adoption of ASU 2014-09 will not have a material impact on NNN's financial position and results of operations.
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
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting," effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. NNN has early adopted ASU 2017-09. The adoption of ASU 2017-09 did not impact NNN's financial position or results of operations.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require a company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The adoption of ASU 2017-12 will not have a material impact on NNN's financial position or results of operations.
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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

September 30, 2017
Lease classification:
Operating	2,711
Direct financing	7
Building portion – direct financing/land portion – operating	2
Weighted average remaining lease term (years)	11.4
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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	September 30, 2017	December 31, 2016
Land and improvements	$2,220,519	$2,103,185
Buildings and improvements	4,812,663	4,488,787
Leasehold interests	5,261	4,565
	7,038,443	6,596,537
Less accumulated depreciation and amortization	(846,365)	(739,098)
	6,192,078	5,857,439
Work in progress	49,589	24,057
	$6,241,667	$5,881,496

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sales to occur within 12 months. As of September 30, 2017, NNN had three of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2016, included 17 Properties, 14 of which were sold in 2017. Real estate held for sale consisted of the following as of (dollars in thousands):

	September 30, 2017	December 31, 2016
Land and improvements	$1,310	$12,736
Building and improvements	1,975	14,266
	3,285	27,002
Less accumulated depreciation and amortization	(862)	(3,368)
	$2,423	$23,634
Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	6	$3,185	7	$4,505	31	$20,864	24	$22,558
Real Estate – Commitments
NNN has committed to fund construction commitments on 26 Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of September 30, 2017, are outlined in the table below (dollars in thousands):

Total commitment(1)	$175,821
Amount funded	89,243
Remaining commitment	86,578
(1) Includes land, construction costs, tenant improvements and lease costs.
Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $1,245,000 and $7,680,000 for the nine months ended September 30, 2017 and 2016, respectively, of which $78,000 and $4,917,000 was recorded during the quarters ended September 30, 2017 and 2016, respectively.

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

Note 3 – Line of Credit Payable:
NNN's $650,000,000 unsecured revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $100,545,000 and a weighted average interest rate of 2.1% during the nine months ended September 30, 2017. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of September 30, 2017, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $230,000.

Note 4 – Notes Payable:

In September 2017, NNN filed a prospectus supplement to the prospectus contained in its February 2015 shelf registration statement and issued $400,000,000 aggregate principal amount of 3.50% notes due October 2027 (the “2027 Notes”). The 2027 Notes were sold at a discount with an aggregate purchase price of $398,372,000 with interest payable semi-annually commencing on April 15, 2018. The discount of $1,628,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2027 Notes after accounting for the note discount is 3.548%. NNN previously entered into two forward starting swaps with an aggregate notional amount of $250,000,000. Upon issuance of the 2027 Notes, NNN terminated the forward starting swaps resulting in a liability of $7,690,000, of which $7,688,000 was deferred in other comprehensive income. The deferred liability is being amortized to interest expense over the term of the 2027 Notes using the effective interest method.

The 2027 Notes are senior unsecured obligations of NNN and are subordinated to all secured indebtedness and to the indebtedness and other liabilities of NNN's subsidiaries. Additionally, the 2027 Notes are redeemable at NNN's option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make whole amount, if any, as defined in the supplemental indenture dated September 6, 2017, relating to the 2027 Notes.

NNN received approximately $394,722,000 of net proceeds in connection with the issuance of the 2027 Notes, after incurring debt issuance costs totaling $3,650,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses.

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
Dividend Reinvestment and Stock Purchase Plan – In February 2015, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016
Shares of common stock	135,721	164,640
Net proceeds	$5,469	$7,376

At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2016 ATM	2015 ATM
Established date	March 2016	February 2015
Termination date	March 2019	March 2016
Total allowable shares	12,000,000	10,000,000
Total shares issued as of September 30, 2017	8,192,542	9,852,465
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2017	2016
Shares of common stock	3,969,252	5,716,222
Average price per share (net)	$42.00	$46.48
Net proceeds	$166,698	$265,696
Stock issuance costs(1)	$2,563	$4,266
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Series D preferred stock(1):
Dividends	$—	$4,762	$3,598	$14,285
Per depositary share	—	0.414063	0.312847	1.242188

Series E preferred stock(2):
Dividends	4,097	4,097	12,291	12,291
Per depositary share	0.356250	0.356250	1.068750	1.068750

Series F preferred stock(3):
Dividends	4,485	—	13,455	—
Per depositary share	0.325000	—	0.975000	—

Common stock:
Dividends	70,670	66,676	205,110	190,277
Per share	0.475	0.455	1.385	1.325
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
In October 2017, NNN declared a dividend of $0.475 per share, which is payable in November 2017 to its common stockholders of record as of October 31, 2017.

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
The following table outlines NNN's derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated	Fair Value Deferred In Other Comprehensive Income (1)
September 2007	Two treasury locks	$100,000	$3,260	$3,228
June 2011	Two treasury locks	150,000	5,300	5,218
April 2013	Four forward starting swaps	240,000	3,156	3,141
May 2014	Three forward starting swaps	225,000	6,312	6,312
October 2015	Four forward starting swaps	300,000	13,369	13,369
December 2016	Two forward starting swaps	180,000	(13,352)	(13,345)
September 2017	Two forward starting swaps	250,000	7,690	7,688
(1) The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
As of September 30, 2017, $15,193,000 remained in other comprehensive income related to the effective portion of NNN’s previously terminated interest rate hedges. During the nine months ended September 30, 2017 and 2016, NNN reclassified out of other comprehensive income $1,394,000 and $2,122,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $2,131,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at September 30, 2017.

Note 7 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages and notes receivable and mortgages payable at September 30, 2017 and December 31, 2016, approximate fair value based upon current market prices of comparable instruments (Level 3). At September 30, 2017 and December 31, 2016, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $2,765,998,000 and $2,367,102,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 8 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after September 30, 2017, the date of the condensed consolidated balance sheet.
In October 2017, NNN announced it had amended its Credit Facility, increasing its borrowing capacity from $650,000,000 to $900,000,000 (as so amended, the “Amended Credit Facility”).The Amended Credit Facility matures January 2022, with options by NNN to extend maturity to January 2023. The Amended Credit Facility will initially bear interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Amended Credit Facility also includes an accordion feature for NNN to increase the facility size up to $1,600,000,000, subject to lender approval.
In October 2017, NNN repaid the $250,000,000 6.875% notes payable that were due in October 2017.
There were no additional reportable subsequent events or transactions.

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
As of September 30, 2017, NNN owned 2,687 Properties, with an aggregate gross leasable area of approximately 28,250,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.4 years. Approximately 99 percent of the Properties were leased as of September 30, 2017.
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

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	September 30, 2017	December 31, 2016	September 30, 2016
Properties Owned:
Number	2,687	2,535	2,485
Total gross leasable area (square feet)	28,250,000	27,204,000	26,640,000
Properties:
Leased and unimproved land	2,656	2,508	2,459
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	11.4	11.6	11.5
Total gross leasable area (square feet) – leased	27,366,000	26,700,000	26,145,000

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	September 30, 2017	December 31, 2016	September 30, 2016
1.	Convenience stores	18.3%	16.9%	16.4%
2.	Restaurants – full service	11.8%	11.8%	12.3%
3.	Restaurants – limited service	7.9%	7.5%	7.6%
4.	Automotive service	7.0%	6.6%	6.8%
5.	Family entertainment centers	6.4%	5.8%	5.8%
6.	Health and fitness	5.6%	5.7%	4.5%
7.	Theaters	4.8%	4.9%	5.0%
8.	Automotive parts	3.7%	3.9%	4.0%
9.	Recreational vehicle dealers, parts and accessories	3.4%	3.4%	3.4%
10.	Banks	2.6%	3.1%	3.2%
	Other	28.5%	30.4%	31.0%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Acquisitions:
Number of Properties	18	38	182	249
Gross leasable area (square feet)	206,000	350,000	1,288,000	2,036,000
Initial cash yield	6.9%	7.1%	6.9%	6.9%
Total dollars invested(1)	$90,139	$127,796	$497,530	$596,541
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Number of properties	6	7	31	24
Gross leasable area (square feet)	46,000	30,000	234,000	353,000
Net sales proceeds	$7,543	$10,571	$55,806	$83,077
Gain	$3,185	$4,505	$20,864	$22,558

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter and nine months ended September 30, 2017, rental income increased, as compared to the same periods in 2016, primarily due to the increase in rental income from Property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to existing lease terms.
The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended September 30,					Nine Months Ended September 30,
			Percent Increase (Decrease)	Percent of Total				Percent Increase (Decrease)	Percent of Total
	2017	2016		2017	2016	2017	2016		2017	2016
Rental Income(1)	$143,856	$130,603	10.1%	97.4%	97.1%	$422,895	$380,007	11.3%	97.3%	96.9%
Real estate expense reimbursement from tenants	3,614	3,413	5.9%	2.4%	2.5%	11,174	10,251	9.0%	2.5%	2.6%
Interest and other income from real estate transactions	151	141	7.1%	0.1%	0.1%	368	905	(59.3)%	0.1%	0.2%
Interest income on commercial mortgage residual interests	84	384	(78.1)%	0.1%	0.3%	249	1,285	(80.6)%	0.1%	0.3%
Total revenues	$147,705	$134,541	9.8%	100.0%	100.0%	$434,686	$392,448	10.8%	100.0%	100.0%
(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent (“Rental Income”).
Quarter and Nine Months Ended September 30, 2017 versus Quarter and Nine Months Ended September 30, 2016
Rental Income. Rental Income increased in amount and as a percent of the total revenues for the quarter and nine months ended September 30, 2017, as compared to the same periods in 2016. The increase for the quarter and nine months ended September 30, 2017, is primarily due to a partial year of Rental Income received as a result of the acquisition of 182 properties with aggregate gross leasable area of approximately 1,288,000 during 2017 and a full year of Rental Income received as a result of the acquisition of 313 properties with a gross leasable area of approximately 2,734,000 square feet in 2016.
.

Analysis of Expenses
General.  Operating expenses decreased for the quarter ended September 30, 2017 as compared to the same period in 2016, primarily due to a decrease in incentive compensation costs. Operating expenses increased for the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to an increase in depreciation expense and retirement severance costs. The following table summarizes NNN’s expenses for the quarter ended September 30, (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues
	2017	2016		2017	2016	2017	2016
General and administrative	$7,354	$9,116	(19.3)%	11.9%	14.3%	5.0%	6.8%
Real estate	5,553	4,942	12.4%	9.0%	7.7%	3.7%	3.7%
Depreciation and amortization	48,409	38,970	24.2%	78.6%	60.9%	32.8%	28.9%
Impairment – commercial mortgage residual interests valuation	—	5,978	(100.0)%	—	9.4%	—	4.4%
Impairment losses – real estate and other charges, net of recoveries	80	4,917	(98.4)%	0.1%	7.7%	0.1%	3.7%
Retirement severance costs	225	—	N/C (1)	0.4%	—	0.2%	—
Total operating expenses	$61,621	$63,923	(3.6)%	100.0%	100.0%	41.8%	47.5%

Interest and other income	$(64)	$(17)	276.5%	(0.2)%	(0.1)%	—	—
Interest expense	28,204	24,257	16.3%	100.2%	99.6%	19.1%	18.0%
Real estate acquisition costs	—	111	(100.0)%	—	0.5%	—	0.1%
Total other expenses	$28,140	$24,351	15.6%	100.0%	100.0%	19.1%	18.1%
(1) Not calculable ("N/C")

The following table summarizes NNN's expenses for the nine months ended September 30, (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues
	2017	2016		2017	2016	2017	2016
General and administrative	$25,093	$27,100	(7.4)%	13.9%	16.0%	5.8%	6.9%
Real estate	16,640	14,297	16.4%	9.2%	8.4%	3.8%	3.6%
Depreciation and amortization	129,878	110,114	17.9%	72.0%	65.1%	29.9%	28.1%
Impairment – commercial mortgage residual interests valuation	—	6,830	(100.0)%	—	4.0%	—	1.7%
Impairment losses – real estate and other charges, net of recoveries	1,247	10,949	(88.6)%	0.7%	6.5%	0.3%	2.8%
Retirement severance costs	7,653	—	N/C (1)	4.2%	—	1.7%	—
Total operating expenses	$180,511	$169,290	6.6%	100.0%	100.0%	41.5%	43.1%

Interest and other income	$(239)	$(108)	121.3%	(0.3)%	(0.1)%	(0.1)%	—
Interest expense	82,092	71,923	14.1%	100.3%	99.4%	18.9%	18.3%
Real estate acquisition costs	—	520	(100.0)%	—	0.7%	—	—
Total other expenses	$81,853	$72,335	13.2%	100.0%	100.0%	18.8%	18.3%
(1) Not calculable ("N/C")
Quarter and Nine Months Ended September 30, 2017 versus Quarter and Nine Months Ended September 30, 2016
General and Administrative.   General and administrative expenses decreased in amount, as a percentage of total operating expenses and as a percentage of revenues for the quarter and nine months ended September 30, 2017, as compared to the same periods in 2016. The decrease in general and administrative expenses for the quarter and nine months ended September 30, 2017, is primarily attributable to a decrease in incentive compensation costs.

Real Estate.  Real estate expenses increased in amount and as a percentage of total operating expenses for the quarter and nine months ended September 30, 2017, as compared to the same periods in 2016. The increase is primarily due to increases in reimbursable and non-reimbursable expenses from certain properties acquired during the nine months ended September 30, 2017, and from certain properties acquired during the year ended December 31, 2016, as well as expenses on certain vacant properties.
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount and as a percentage of total operating expenses and revenues for the quarter and nine months ended September 30, 2017, as compared to the same periods in 2016. The increase in expenses is primarily due to the acquisition of 182 properties with an aggregate gross leasable area of approximately 1,288,000 square feet in 2017 and 313 properties with an aggregate gross leasable area of approximately 2,734,000 square feet during 2016.

Impairment losses – real estate and other charges, net of recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive price. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN recognized real estate impairments, net of recoveries of $1,245,000 and $7,680,000 for the nine months ended September 30, 2017 and 2016, respectively of which $78,000 and $4,917,000 was recorded during the quarters ended September 30, 2017 and 2016, respectively. In addition, during the quarter ended September 30, 2016, NNN recorded a loss on mortgage receivable of $3,269,000.
Retirement Severance Costs. For the nine months ended September 30, 2017, retirement severance costs relate primarily to Craig Macnab's retirement as CEO on April 28, 2017.
Interest Expense.  Interest expense increased in amount, as a percentage of total other expenses and as a percentage of revenues for the quarter and nine months ended September 30, 2017, as compared to the same periods in 2016.
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

(v)	the issuance in September 2017 of $400,000,000 principal amount of notes payable with a maturity of October 2027, and stated interest rate of 3.500%, and

(vi)
the increase of $19,795,000 in the weighted average outstanding balance on the Credit Facility and a higher weighted average interest rate for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

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

Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of Cash and cash equivalents and Restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. The table below summarizes NNN’s cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash and cash equivalents:
Provided by operating activities	$330,215	$314,206
Used in investing activities	(415,175)	(555,423)
Provided by financing activities	44,683	232,873
Decrease	(40,277)	(8,344)
Net cash at beginning of period	294,540	14,260
Net cash at end of period	$254,263	$5,916

Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the nine months ended September 30, 2017, and 2016, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the nine months ended September 30, 2017, included the following significant transactions:

•	$287,500,000 paid to fully redeem NNN's 6.625% Series D Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock") in February,

•	$394,722,000 in net proceeds from the issuance of the 3.500% notes payable in September,

•	$5,469,000 in net proceeds from the issuance of 135,721 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$166,698,000 in net proceeds from the issuance of 3,969,252 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$3,598,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$12,291,000 in dividends paid to holders of the depositary shares of NNN’s 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock"),

•	$13,455,000 in dividends paid to holders of the depositary shares of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"), and

•	$205,110,000 in dividends paid to common stockholders.
Contractual Obligations and Commercial Commitments. NNN has committed to fund construction commitments on 26 Properties. The improvements are estimated to be completed within 12 months. These construction commitments, at September 30, 2017, are outlined in the table below (dollars in thousands):

Total commitment(1)	$175,821
Amount funded	89,243
Remaining commitment	86,578
(1) Includes land, construction costs, tenant improvements and lease costs.
As of September 30, 2017, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2016. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its credit facility, debt or equity financings and asset dispositions.

Generally, the Properties are leased under long-term net leases, which require the tenant to pay all property taxes and assessments to maintain the interior and exterior of the property and to carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates that the costs associated with these Properties, NNN's vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its credit facility or use other sources of capital in the event of significant capital expenditures.
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of September 30, 2017, NNN owned 31 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio. Additionally, as of September 30, 2017, less than two percent of the Property Portfolio is leased to four tenants, including Gander Mountain, that each filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Series D Preferred Stock(1):
Dividends	$—	$4,762	$3,598	$14,285
Per depositary share	—	0.414063	0.312847	1.242188

Series E Preferred Stock(2):
Dividends	4,097	4,097	12,291	12,291
Per depositary share	0.356250	0.356250	1.068750	1.068750

Series F Preferred Stock(3):
Dividends	4,485	—	13,455	—
Per depositary share	0.325000	—	0.975000	—

Common stock:
Dividends	70,670	66,676	205,110	190,277
Per share	0.475	0.455	1.385	1.325
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

In October 2017, NNN declared a dividend of $0.475 per share which is payable in November 2017 to its common stockholders of record as of October 31, 2017.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	September 30, 2017	Percentage of Total	December 31, 2016	Percentage of Total
Mortgages payable	$13,447	0.5%	$13,878	0.6%
Notes payable	2,695,414	99.5%	2,297,811	99.4%
Total outstanding debt	$2,708,861	100.0%	$2,311,689	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $650,000,000 unsecured revolving Credit Facility had a weighted average outstanding balance of $100,545,000 and a weighted average interest rate of 2.1% during the nine months ended September 30, 2017. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility currently bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of September 30, 2017, there was no outstanding balance and $650,000,000 was available for future borrowings, under the Credit Facility, excluding undrawn letters of credit totaling $230,000.
In October 2017, NNN announced it had amended its Credit Facility, increasing its borrowing capacity from $650,000,000 to $900,000,000 (as so amended, the “Amended Credit Facility”). The Amended Credit Facility matures January 2022, with options by NNN to extend maturity to January 2023. The Amended Credit Facility will initially bear interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Amended Credit Facility also includes an accordion feature for NNN to increase the facility size up to $1,600,000,000, subject to lender approval.
Notes Payable. In September 2017, NNN filed a prospectus supplement to the prospectus contained in its February 2015 shelf registration statement and issued $400,000,000 aggregate principal amount of 3.50% notes due October 2027 (the “2027 Notes”). The 2027 Notes were sold at a discount with an aggregate purchase price of $398,372,000 with interest payable semi-annually commencing on April 15, 2018. The discount of $1,628,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2027 Notes after accounting for the note discount is 3.548%. NNN previously entered into two forward starting swaps with an aggregate notional amount of $250,000,000. Upon issuance of the 2027 Notes, NNN terminated the forward starting swaps resulting in a liability of $7,690,000, of which $7,688,000 was deferred in other comprehensive income. The deferred liability is being amortized to interest expense over the term of the 2027 Notes using the effective interest method.

The 2027 Notes are senior unsecured obligations of NNN and are subordinated to all secured indebtedness and to the indebtedness and other liabilities of NNN's subsidiaries. Additionally, the 2027 Notes are redeemable at NNN's option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make whole amount, if any, as defined in the supplemental indenture dated September 6, 2017, relating to the 2027 Notes.

NNN received approximately $394,722,000 of net proceeds in connection with the issuance of the 2027 Notes, after incurring debt issuance costs totaling $3,650,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. NNN used the net proceeds from this offering to repay all of the outstanding indebtedness under its credit facility, fund future property acquisitions and for general corporate purposes.
In October 2017, NNN repaid the $250,000,000 6.875% notes payable that were due in October 2017.

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

	Nine Months Ended September 30,
	2017	2016
Shares of common stock	135,721	164,640
Net proceeds	$5,469	$7,376
At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2016 ATM	2015 ATM
Established date	March 2016	February 2015
Termination date	March 2019	March 2016
Total allowable shares	12,000,000	10,000,000
Total shares issued at September 30, 2017	8,192,542	9,852,465
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2017	2016
Shares of common stock	3,969,252	5,716,222
Average price per share (net)	$42.00	$46.48
Net proceeds	$166,698	$265,696
Stock issuance costs(1)	$2,563	$4,266
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Recent Accounting Pronouncements

Refer to Note 1 to the September 30, 2017, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of September 30, 2017, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of September 30, 2017 and December 31, 2016. The table presents principal payments and related interest rates by year for debt obligations outstanding as of September 30, 2017. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of September 30, 2017. The weighted average rate for the Credit Facility for the nine months ended September 30, 2017, was 2.1%. There was no outstanding balance on the Credit Facility as of September 30, 2017 and December 31, 2016. The table incorporates only those debt obligations that existed as of September 30, 2017, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the nine months ended September 30, 2017.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2017	$151	5.23%	$249,995	6.92%
2018	623	5.23%	—	—
2019	653	5.23%	—	—
2020	682	5.23%	—	—
2021	716	5.23%	298,096	5.69%
Thereafter	10,718	5.23%	2,164,202	3.69%	(3)
Total	$13,543	5.23%	$2,712,293	4.27%
Fair Value:
September 30, 2017	$13,543		$2,765,998
December 31, 2016	$13,987		$2,367,102

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

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of September 30, 2017, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1
Form of Sixteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.50% Notes due 2027 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 19, 2017, and incorporated herein by reference).

4.2
Form of 3.50% Notes due 2027 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 19, 2017, and incorporated herein by reference).

10.	Material Contracts

10.1
Third Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2017, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017, and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2017, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 2nd day of November, 2017.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Julian E. Whitehurst
Julian E. Whitehurst
Chief Executive Officer, President and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director

Exhibit Index

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1
Form of Sixteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.50% Notes due 2027 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 19, 2017, and incorporated herein by reference).

4.2
Form of 3.50% Notes due 2027 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 19, 2017, and incorporated herein by reference).

10.	Material Contracts

10.1
Third Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2017, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017, and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2017, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.