Form 10-K
period 2017-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2018-02-13
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2017
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
450 South Orange Avenue, Suite 900
Orlando, Florida 32801
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (407) 265-7348
Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $0.01 par value 5.700% Series E Preferred Stock, $0.01 par value 5.200% Series F Preferred Stock, $0.01 par value	Name of exchange on which registered: New York Stock Exchange New York Stock Exchange New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2017 was $5,781,786,000.
The number of shares of common stock outstanding as of January 31, 2018 was 153,578,881.

.

DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of National Retail Properties, Inc.’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
Real Estate Assets
NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property"). NNN owned 2,764 Properties with an aggregate gross leasable area of approximately 29,093,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.5 years as of December 31, 2017. Approximately 99 percent of the Properties were leased as of December 31, 2017.
Competition
NNN generally competes with numerous other REITs, commercial developers, real estate limited partnerships and other investors including but not limited to insurance companies, pension funds and financial institutions that own, manage, finance or develop retail and net leased properties.
Employees
As of January 31, 2018, NNN employed 66 associates.
Other Information
NNN’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348. NNN has a website at www.nnnreit.com where NNN’s filings with the Securities and Exchange Commission (the "Commission") can be downloaded free of charge.
The common shares of National Retail Properties, Inc. are traded on the New York Stock Exchange (the "NYSE") under the ticker symbol "NNN." National Retail Properties, Inc. has two series of preferred shares outstanding which are traded on the NYSE in the form of depositary shares: the depositary shares, each representing a 1/100th of a share of 5.700% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series E Preferred Stock”), are traded on the NYSE under the ticker symbol "NNNPRE" and the depositary shares, each representing a 1/100th of a share of 5.200%

Series F Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series F Preferred Stock”), are traded on the NYSE under the symbol "NNNPRF."
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
NNN holds each real estate asset until it determines that the sale of such an asset is advantageous in view of NNN’s investment objectives. In deciding whether to sell a real estate asset, factors NNN may consider may include but are not limited to potential capital appreciation, net cash flow, tenant credit quality, tenant's line of trade, portfolio composition, market lease rates, local market conditions, potential use of sale proceeds and federal income tax considerations.
NNN’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. These key indicators include the composition of the Property Portfolio (such as tenant, geographic and line of trade diversification), the occupancy rate of the Property Portfolio, certain financial performance ratios and profitability measures, industry trends, and industry performance compared to NNN.
The operating strategies employed by NNN have allowed NNN to increase the annual dividend (paid quarterly) per common share for 28 consecutive years. NNN is one of only three publicly traded REITs to increase its annual dividend per common share for 28 or more consecutive years.
Investment in Real Estate or Interests in Real Estate
NNN’s management believes that single tenant, freestanding net lease retail properties will continue to provide attractive investment opportunities and that NNN is well suited to take advantage of these opportunities because of its experience in accessing capital markets, and its ability to source, underwrite and acquire such properties.
In evaluating a particular acquisition, management may consider a variety of factors, including but not limited to:

•	the location, visibility and accessibility of the property,

•	the geographic area and demographic characteristics of the community,

•	the local real estate market conditions, including potential for growth, market rents, and existing or potential competing properties or retailers,

•	the size, age and title status of the property,

•	the quality of construction and design and the current physical condition of the property,

•	the potential for, and current extent of, any environmental problems,

•	the purchase price,

•	the non-financial terms of the proposed acquisition,

•	the availability of funds or other consideration for the proposed acquisition and the cost thereof,

•	the compatibility of the property with NNN’s existing Property Portfolio,

•	the property-level operating history,

•	the financial and other characteristics of the existing tenant,

•	the tenant’s business plan, operating history and management team,

•	the tenant’s industry,

•	the terms of any lease,

•	the rent to be paid by the tenant, and

•	any existing indebtedness encumbering the property which may be assumed in connection with acquiring or refinancing these investments.
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
Financing Strategy
NNN’s financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating strategies while servicing its debt requirements and providing value to its stockholders. NNN generally utilizes debt and equity security offerings, bank borrowings, proceeds from the sale of properties, and to a lesser extent, internally generated funds to meet its capital needs.
NNN typically funds its short-term liquidity requirements including investments in additional properties with advances from its $900,000,000 unsecured revolving credit facility ("Credit Facility"). As of December 31, 2017, $120,500,000 was outstanding and $779,500,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $230,000.
As of December 31, 2017, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 35 percent and the ratio of secured indebtedness to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 27 percent. Certain financial agreements contain covenants that limit NNN’s ability to incur additional debt under certain circumstances.
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
Property Portfolio
As of December 31, 2017, NNN owned 2,764 Properties with an aggregate gross leasable area of approximately 29,093,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.5 years. Approximately 99 percent of total Properties were leased as of December 31, 2017.
The following table summarizes the Property Portfolio at December 31, 2017 (in thousands):

	Size(1)			Total Dollars Invested(2)
	High	Low	Average	High	Low	Average
Land	3,733	2	102	$8,882	$5	$846
Building	142	1	11	45,286	19	1,846

(1)	Approximate square feet.

(2)	Costs vary depending upon size, improvements, local market conditions and other factors.

As of December 31, 2017, NNN has committed to fund construction commitments on 27 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at December 31, 2017, are outlined in the table below (dollars in thousands):

Total commitment(1)	$129,925
Amount funded	67,719
Remaining commitment	62,206

(1)	Includes land, construction costs, tenant improvements, lease costs, and capitalized interest.
Leases

The following is a summary of the general structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. Generally, the Property leases provide for initial terms of 10 to 20 years. As of December 31, 2017, the weighted average remaining lease term of the Property Portfolio was approximately 11.5 years. The Properties are generally leased under net leases, pursuant to which the tenant typically bears responsibility for substantially all property costs and expenses associated with ongoing maintenance, repair, replacement and operation of the property, including utilities, property taxes and insurance. NNN's leases provide for annual base rental payments (generally payable in monthly installments) ranging from $6,000 to $3,714,000 (average of $215,000), and generally provide for increases in rent as a result of (i) increases in the Consumer Price Index ("CPI"), (ii) fixed increases, or, to a lesser extent, (iii) increases in the tenant’s sales volume.
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
The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2017:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2018	2.0%	61	787,000	2024	2.2%	50	833,000
2019	2.7%	75	1,081,000	2025	4.7%	128	1,123,000
2020	3.5%	127	1,559,000	2026	5.6%	184	1,854,000
2021	4.1%	121	1,320,000	2027	8.7%	197	2,766,000
2022	6.4%	125	1,697,000	Thereafter	57.5%	1,566	14,540,000
2023	2.6%	99	1,143,000

(1)	Based on annualized base rent for all leases in place as of December 31, 2017.

(2)	Approximate square feet.

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2017	2016	2015
1.	Convenience stores	18.1%	16.9%	16.7%
2.	Restaurants - full service	12.1%	11.8%	11.0%
3.	Restaurants - limited service	7.6%	7.5%	7.2%
4.	Automotive service	6.9%	6.6%	7.0%
5.	Family entertainment centers	6.4%	5.8%	5.6%
6.	Health and fitness	5.6%	5.7%	3.8%
7.	Theaters	4.8%	4.9%	5.2%
8.	Automotive parts	3.6%	3.9%	4.2%
9.	Recreational vehicle dealers, parts and accessories	3.4%	3.4%	3.6%
10.	Banks	2.5%	3.1%	3.4%
	Other	29.0%	30.4%	32.3%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.
The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2017:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	457	18.2%
2.	Florida	211	8.7%
3.	Illinois	132	5.4%
4.	Ohio	168	5.3%
5.	North Carolina	154	5.1%
6.	Georgia	127	4.3%
7.	Tennessee	131	4.0%
8.	Virginia	119	3.9%
9.	Indiana	123	3.9%
10.	Alabama	128	3.1%
	Other	1,014	38.1%
		2,764	100.0%
(1) Based on annualized base rent for all leases in place as of December 31, 2017.
As of December 31, 2017, NNN did not have any tenant that accounted for ten percent or more of its rental income.

Governmental Regulations Affecting Properties
Property Environmental Considerations.  Subject to a determination of the level of risk and potential cost of remediation, NNN may acquire a property where some level of environmental contamination may exist. Investments in real property create a potential for substantial environmental liability for the owner of such property from the presence or discharge of hazardous materials on the property or the improper disposal of hazardous materials emanating from the property, regardless of fault. In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy which provides some coverage for substantially all of the properties. Such policy expires in August 2018. As a part of its acquisition due diligence process, NNN obtains an environmental site assessment for each property. In such cases where NNN intends to acquire a property where some level of contamination may exist, NNN generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance to address environmental conditions at the property. NNN may incur costs if the tenant does not comply with these requests.
As of February 6, 2018, NNN has 77 Properties currently under some level of environmental remediation and/or monitoring. In general, the seller, a previous owner, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Properties.
Americans with Disabilities Act of 1990.  The Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the "ADA"). The tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of February 6, 2018, NNN has not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.
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
Financial and economic conditions can be challenging and volatile and any worsening of such conditions, including any disruption in the capital markets, could adversely affect NNN’s business and results of operations. Such conditions could also affect the financial condition of NNN’s tenants, developers, borrowers, lenders or the institutions that hold NNN’s cash balances and short-term investments, which may expose NNN to increased risks of default by these parties.
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
NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Nearly all of NNN’s debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities range between 2021 and 2027. NNN's ability to make these scheduled principal payments may be adversely impacted by NNN’s inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive which would have an adverse impact on NNN’s business, financial condition and results of operations.
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
As of December 31, 2017, approximately,

•	51.1% of the Property Portfolio annual base rent is generated from tenants in five retail lines of trade, including convenience stores (18.1%) and full-service and limited-service restaurants (19.7%),

•	20.6% of the Property Portfolio annual base rent is generated from five tenants, Sunoco (5.1%), Camping World (4.2%), Mister Car Wash (4.1%), LA Fitness (3.8%), AMC Theatres (3.4%), and

•	42.7% of the Property Portfolio annual base rent is generated from properties located in five states, including Texas (18.2%) and Florida (8.7%).
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
As of February 6, 2018, NNN has 77 Properties currently under some level of environmental remediation and/or monitoring. In general, the seller, a previous owner, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Properties.
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
NNN may not be able to implement its investment strategies successfully. Additionally, NNN cannot assure that its Property Portfolio will expand at all, or if it will expand at any specified rate or to any specified size. In addition, investment in additional real estate assets is subject to a number of risks. Because NNN expects to invest in markets other than the ones in which its current Properties are located or properties which may be leased to tenants other than those to which NNN has historically leased properties, NNN will also be subject to the risks associated with investment in new markets, new lines of trade or with new tenants that may be relatively unfamiliar to NNN’s management team.
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
NNN may be unable to sell Properties targeted for disposition due to adverse market conditions or possible prohibitive income tax liability. This may adversely affect, among other things, NNN’s ability to sell under favorable terms, execute its operating strategy, achieve target earnings or returns, retire or repay debt or pay dividends.
NNN may suffer a loss in the event of a default of or bankruptcy of a tenant or a borrower.
As of December 31, 2017, NNN had no outstanding mortgages and notes receivable. If a borrower defaults on a mortgage or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the collateral may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN’s loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets and are typically subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. If a borrower defaults on the debt senior to NNN’s loan, or in the event of the bankruptcy of a borrower, NNN’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to NNN’s loans exists, the presence of intercreditor arrangements may limit NNN’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.
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
As of December 31, 2017, NNN owned 24 vacant, un-leased Properties, which accounted for approximately one percent of total Properties held in the Property Portfolio. NNN is actively marketing these Properties for sale or lease but may not be able to sell or lease these Properties on favorable terms or at all. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with NNN could have a material adverse effect on the liquidity and results of operations of NNN if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of January 31, 2018, less than one percent of total Properties held in the Property Portfolio was leased to two tenants that each filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition.
As of December 31, 2017, NNN had outstanding debt including mortgages payable of $13,300,000, total unsecured notes payable of $2,446,407,000 and $120,500,000 outstanding on the Credit Facility. NNN’s organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional indebtedness and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN’s financial condition and results of operations, as well as NNN’s ability to pay principal and interest on the outstanding indebtedness or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations.
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
As of December 31, 2017, NNN had approximately $2,580,207,000 of outstanding indebtedness, of which approximately $13,300,000 was secured indebtedness. NNN’s unsecured debt instruments contain various restrictive covenants which include, among others, provisions restricting NNN’s ability to:

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
Even if NNN remains qualified for taxation as a REIT, NNN is subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any increase of these taxes would decrease earnings and cash available for distribution to stockholders. In addition, in order to meet certain REIT qualification requirements, NNN has owned some of its assets in the TRS.
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
To maintain its status as a REIT for U.S. federal income tax purposes, NNN must meet certain requirements on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN’s funds are otherwise needed to fund expenditures or debt service requirements. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, so long as it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2017, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.
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
The common stock of NNN currently is traded on the NYSE under the symbol “NNN.” Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P”) for the five-year period commencing December 31, 2012 and ending December 31, 2017. The graph assumes an investment of $100 on December 31, 2012.

Comparison to Five-Year Cumulative Total Return

Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P”) for the ten-year period commencing December 31, 2007 and ending December 31, 2017. The graph assumes an investment of $100 on December 31, 2007.

Comparison to Ten-Year Cumulative Total Return

For each calendar quarter and year indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by the NYSE and the dividends paid per share in each such period.

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
High	$46.34	$45.63	$43.41	$43.90	$46.34
Low	41.91	36.45	37.45	38.97	36.45
Close	43.62	39.10	41.66	43.13	43.13
Dividends paid per share	0.455	0.455	0.475	0.475	1.860

2016
High	$46.86	$51.72	$53.60	$51.26	$53.60
Low	38.29	43.52	47.76	39.86	38.29
Close	46.20	51.72	50.85	44.20	44.20
Dividends paid per share	0.435	0.435	0.455	0.455	1.780
The following table presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2017		2016
Ordinary dividends	$1.559781	83.8592%	$1.513705	85.0396%
Capital gain	0.035041	1.8839%	—	—
Unrecaptured Section 1250 Gain	0.012194	0.6556%	—	—
Nontaxable distributions	0.252984	13.6013%	0.266295	14.9604%
	$1.860000	100.0000%	$1.780000	100.0000%

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
In January 2018, NNN declared dividends payable to its stockholders of $72,733,000, or $0.475 per share, of common stock.
On January 31, 2018, there were 1,767 registered holders of record of NNN's common stock.

Item 6.	Selected Financial Data
Historical Financial Highlights
(dollars in thousands, except per share data)

	2017	2016	2015	2014	2013
Gross revenues(1)	$585,255	$533,817	$483,025	$435,278	$397,008
Earnings from continuing operations	228,716	212,324	187,511	179,777	154,006
Net earnings	265,371	239,506	197,961	191,170	160,085
Net earnings attributable to NNN	264,973	239,500	197,836	190,601	160,145
Total assets	6,560,534	6,334,151	5,460,044	4,915,551	4,445,308
Total debt	2,580,207	2,311,689	1,975,944	1,729,891	1,560,844
Total stockholders’ equity of NNN	3,840,593	3,916,799	3,342,134	3,082,515	2,777,045
Cash dividends declared to:
Common stockholders	277,120	257,007	228,699	204,157	189,107
Series D preferred stockholders	3,598	19,047	19,047	19,047	19,047
Series E preferred stockholders	16,387	16,387	16,387	16,387	8,876
Series F preferred stockholders	17,940	3,189	—	—	—
Weighted average common shares:
Basic	149,111,188	144,176,224	133,998,674	124,257,558	118,204,148
Diluted	149,432,641	144,660,633	134,489,416	124,710,226	119,864,824
Per share information:
Earnings from continuing operations:
Basic	$1.45	$1.39	$1.21	$1.24	$1.06
Diluted	1.45	1.38	1.20	1.24	1.05
Net earnings:
Basic	1.45	1.39	1.21	1.24	1.11
Diluted	1.45	1.38	1.20	1.24	1.10
Cash dividends declared to:
Common stockholders	1.86	1.78	1.71	1.65	1.60
Series D preferred depositary stockholders	0.312847	1.656250	1.656250	1.656250	1.656250
Series E preferred depositary stockholders	1.425000	1.425000	1.425000	1.425000	0.771875
Series F preferred depositary stockholders	1.300000	0.231111	—	—	—

Other data:
Cash flows provided by (used in):
Operating activities	$421,557	$415,337	$341,095	$296,733	$274,421
Investing activities	(625,557)	(779,943)	(644,544)	(541,558)	(568,040)
Financing activities	(89,176)	644,886	307,105	253,944	293,028
Funds from operations – available to common stockholders(2)	359,179	330,544	289,193	260,902	228,622

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

Therefore, the revenues and expenses related to these properties are presented as discontinued operations for the year ended December 31, 2014. The Company has not classified any additional properties as discontinued operations subsequent to December 31, 2013.

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
The following table reconciles FFO to the most directly comparable GAAP measure, net earnings for the years ended December 31:

	2017	2016	2015	2014	2013
Net earnings available to common stockholders	$217,193	$200,877	$162,402	$155,167	$132,222
Real estate depreciation and amortization:
Continuing operations	173,404	148,779	134,380	115,888	99,048
Discontinued operations	—	—	—	3	343
Gain on disposition of real estate, net of income tax expense and noncontrolling interests	(36,258)	(27,137)	(10,397)	(10,904)	(5,442)
Impairment losses – depreciable real estate, net of recoveries and income tax expense	4,840	8,025	2,808	748	2,451
FFO available to common stockholders	$359,179	$330,544	$289,193	$260,902	$228,622
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
Overview
NNN, a Maryland corporation, is a fully integrated real estate investment trust ("REIT") formed in 1984. NNN's assets are primarily real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties," or "Property Portfolio," or individually a "Property").
NNN owned 2,764 Properties with an aggregate gross leasable area of approximately 29,093,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.5 years as of December 31, 2017. Approximately 99 percent of the Properties were leased as of December 31, 2017.
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
NNN evaluates the creditworthiness of its current and prospective tenants. This evaluation may include reviewing available financial statements, store level financial performance, press releases, public credit ratings from major credit rating agencies, industry news publications and financial market data (debt and equity pricing). NNN may also evaluate the business and operations of it's tenants, including periodically meeting with senior management of certain tenants.
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
As of December 31, 2017, 2016 and 2015, the Property Portfolio has remained at least 99 percent leased. As of December 31, 2017, the average remaining lease term of the Property Portfolio was 11.5 years, which was consistent with the past three years. High occupancy levels coupled with a net lease structure, provides enhanced probability of maintaining operating earnings.

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
Purchase Accounting for Acquisition of Real Estate Subject to a Lease.  In accordance with the Financial Accounting Standards Board ("FASB") guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated based on their fair values to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and value of in-place leases. Prior to the adoption of ASU 2017-01, "Business Combinations (Topic 805): Clarifying the definition of a Business," on January 1, 2017, acquisition and closing costs incurred on the acquisition of real estate with an in-place lease were expensed as incurred and recorded as real estate acquisition costs. This change did not have a material impact on NNN's financial position or results of operations.
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
New Accounting Pronouncements.  Refer to Note 1 of the December 31, 2017, Consolidated Financial Statements for a summary and the anticipated impact of each accounting pronouncement on NNN's financial position or results of operations.
Use of Estimates.  Additional critical accounting policies of NNN include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Additional critical accounting policies include management’s estimates of the useful lives used in calculating depreciation expense relating to real estate assets, the recoverability of the carrying value of long-lived assets, and the collectibility of receivables from tenants, including accrued rental income. Actual results could differ from those estimates.

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio as of December 31:

	2017	2016	2015
Properties Owned:
Number	2,764	2,535	2,257
Total gross leasable area (square feet)	29,093,000	27,204,000	24,964,000
Properties:
Leased and unimproved land	2,740	2,508	2,236
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	11.5	11.6	11.4
Total gross leasable area (square feet) – leased	28,703,000	26,700,000	24,544,000

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2017:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2018	2.0%	61	787,000	2024	2.2%	50	833,000
2019	2.7%	75	1,081,000	2025	4.7%	128	1,123,000
2020	3.5%	127	1,559,000	2026	5.6%	184	1,854,000
2021	4.1%	121	1,320,000	2027	8.7%	197	2,766,000
2022	6.4%	125	1,697,000	Thereafter	57.5%	1,566	14,540,000
2023	2.6%	99	1,143,000

(1)	Based on the annualized base rent for all leases in place as of December 31, 2017.

(2)	Approximate square feet.

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2017	2016	2015
1.	Convenience stores	18.1%	16.9%	16.7%
2.	Restaurants - full service	12.1%	11.8%	11.0%
3.	Restaurants - limited service	7.6%	7.5%	7.2%
4.	Automotive service	6.9%	6.6%	7.0%
5.	Family entertainment centers	6.4%	5.8%	5.6%
6.	Health and fitness	5.6%	5.7%	3.8%
7.	Theaters	4.8%	4.9%	5.2%
8.	Automotive parts	3.6%	3.9%	4.2%
9.	Recreational vehicle dealers, parts and accessories	3.4%	3.4%	3.6%
10.	Banks	2.5%	3.1%	3.4%
	Other	29.0%	30.4%	32.3%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.
The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2017:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	457	18.2%
2.	Florida	211	8.7%
3.	Illinois	132	5.4%
4.	Ohio	168	5.3%
5.	North Carolina	154	5.1%
6.	Georgia	127	4.3%
7.	Tennessee	131	4.0%
8.	Virginia	119	3.9%
9.	Indiana	123	3.9%
10.	Alabama	128	3.1%
	Other	1,014	38.1%
		2,764	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2017.

Property Acquisitions.  The following table summarizes the Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2017	2016	2015
Acquisitions:
Number of Properties	276	313	221
Gross leasable area (square feet)	2,243,000	2,734,000	2,706,000
Initial cash yield	6.9%	6.9%	7.2%
Total dollars invested(1)	$754,892	$846,906	$726,303

(1)	Includes dollars invested in projects under construction or tenant improvements for each respective year.

NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") or by issuing its debt or equity securities in the capital markets.
Property Dispositions.  The following table summarizes the Properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2017	2016	2015
Number of properties	48	38	19
Gross leasable area (square feet)	346,000	490,000	232,000
Net sales proceeds	$96,757	$103,215	$39,116
Gain, net of income tax expense	$36,655	$27,182	$10,450
Cap rate	6.0%	6.8%	5.9%
NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the year ended December 31, 2017, NNN’s rental income increased primarily due to the increase in rental income from Property acquisitions (See "Results of Operations – Property Analysis – Property Acquisitions"). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to existing lease terms.
The following summarizes NNN’s revenues (dollars in thousands):

	2017	2016	2015	Percent of Total			2017 Versus 2016 Percent	2016 Versus 2015 Percent

				2017	2016	2015
Rental Income(1)	$568,083	$515,954	$465,282	97.1%	96.7%	96.3%	10.1%	10.9%
Real estate expense reimbursement from tenants	15,512	14,984	14,868	2.7%	2.8%	3.1%	3.5%	0.8%
Interest and other income from real estate transactions	724	1,032	988	0.1%	0.2%	0.2%	(29.8)%	4.5%
Interest income on commercial mortgage residual interests	614	1,677	1,778	0.1%	0.3%	0.4%	(63.4)%	(5.7)%
Total revenues	$584,933	$533,647	$482,916	100.0%	100.0%	100.0%	9.6%	10.5%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Income").
Comparison of Revenues – 2017 versus 2016
Rental Income.  Rental Income increased in amount and as a percent of the total revenues for the year ended December 31, 2017 as compared to the same period in 2016. The increase for the year ended December 31, 2017 is primarily due to a partial year of Rental Income received as a result of the acquisition of 276 Properties with aggregate gross leasable area of approximately 2,243,000 during 2017 and a full year of Rental Income received as a result of the acquisition of 313 Properties with a gross leasable area of approximately 2,734,000 square feet in 2016.
Comparison of Revenues – 2016 versus 2015
Rental Income.  Rental Income increased in amount and as a percent of the total revenues for the year ended December 31, 2016 as compared to the same period in 2015. The increase for the year ended December 31, 2016 is primarily due to a partial year of Rental Income received as a result of the acquisition of 313 Properties with aggregate gross leasable area of approximately 2,734,000 during 2016 and a full year of Rental Income received as a result of the acquisition of 221 Properties with a gross leasable area of approximately 2,706,000 square feet in 2015.

Analysis of Expenses
General.  Operating expenses increased primarily due to an increase in depreciation expense during the year ended December 31, 2017, as compared to the same period in 2016. The following summarizes NNN’s expenses for the year ended December 31 (dollars in thousands):

	2017	2016	2015
General and administrative	$33,805	$36,508	$34,736
Real estate	23,105	20,852	19,776
Depreciation and amortization	173,720	149,101	134,798
Impairment – commercial mortgage residual interests valuation	—	6,830	531
Impairment losses – real estate and other charges, net of recoveries	8,955	11,287	4,420
Retirement severance costs	7,845	—	—
Total operating expenses	$247,430	$224,578	$194,261

Interest and other income	$(322)	$(170)	$(109)
Interest expense	109,109	96,352	90,008
Real estate acquisition costs	—	563	927
Total other expenses (revenues)	$108,787	$96,745	$90,826

	Percentage of Total Expenses			Percentage of Revenues			2017 Versus 2016 Percent	2016 Versus 2015 Percent
	2017	2016	2015	2017	2016	2015
General and administrative	13.7%	16.3%	17.9%	5.8%	6.9%	7.2%	(7.4)%	5.1%
Real estate	9.3%	9.3%	10.2%	4.0%	3.9%	4.1%	10.8%	5.4%
Depreciation and amortization	70.2%	66.4%	69.4%	29.7%	27.9%	27.9%	16.5%	10.6%
Impairment – commercial mortgage residual interests valuation	—	3.0%	0.3%	—	1.3%	0.1%	(100.0)%	1,186.3%
Impairment losses – real estate and other charges, net of recoveries	3.6%	5.0%	2.2%	1.5%	2.1%	0.9%	(20.7)%	155.4%
Retirement severance costs	3.2%	—	—	1.3%	—	—	N/C (1)	—
Total operating expenses	100.0%	100.0%	100.0%	42.3%	42.1%	40.2%	10.2%	15.6%

Interest and other income	(0.3)%	(0.2)%	(0.1)%	(0.1)%	—	—	89.4%	56.0%
Interest expense	100.3%	99.6%	99.1%	18.7%	18.1%	18.6%	13.2%	7.0%
Real estate acquisition costs	—	0.6%	1.0%	—	0.1%	0.2%	(100.0)%	(39.3)%
Total other expenses (revenues)	100.0%	100.0%	100.0%	18.6%	18.2%	18.8%	12.4%	6.5%
(1) Not calculable ("N/C")

Comparison of Expenses – 2017 versus 2016
General and Administrative Expenses.  General and administrative expenses decreased in amount for the year ended December 31, 2017, as compared to the same period in 2016, as well as a percentage of total operating expenses and as a percentage of revenues. The decrease in general and administrative expenses for the year ended December 31, 2017, is primarily attributable to a decrease in compensation costs.
Real Estate.  Real estate expenses increased for the year ended December 31, 2017, as compared to the same period in 2016, but remained flat as a percentage of total operating expenses and as a percentage of revenues. The increase is primarily due to increases in reimbursable and non-reimbursable expenses from certain properties acquired during the year ended December 31, 2017, and from certain properties acquired during the year ended December 31, 2016, as well as expenses on vacant properties.
Depreciation and Amortization.  Depreciation and amortization expenses increased in amount, as a percentage of total operating expenses and as a percentage of revenues for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase in expenses is primarily due to the acquisition of 276 Properties with an aggregate gross leasable area of approximately 2,243,000 square feet in 2017 and 313 Properties with an aggregate gross leasable area of approximately 2,734,000 square feet during 2016.
Impairment Losses – Real Estate and Other Charges, Net of Recoveries.  NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the years ended December 31, 2017 and 2016, NNN recorded $4,953,000 and $8,025,000, respectively, of real estate impairments. NNN also recorded a $4,000,000 contract dispute settlement charge during the year ended December 31, 2017 and a $3,269,000 loss on mortgages receivable for the year ended December 31, 2016.
Retirement Severance Costs. For the year ended December 31, 2017, retirement severance costs relate primarily to Craig Macnab's retirement as CEO on April 28, 2017.
Interest Expense.  Interest expense increased in amount, as a percentage of total other expenses (revenues) and as a percentage of revenues for the year ended December 31, 2017, as compared to the same period in 2016.
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

(vi)	the repayment in October 2017 of $250,000,000 principal amount of notes payable with a stated interest rate of 6.875%, and

(vii)
the increase of $28,138,000 in the weighted average outstanding balance on the Credit Facility and a higher weighted average interest rate for the year ended December 31, 2017, as compared to the same period in 2016.

Comparison of Expenses – 2016 versus 2015
General and Administrative Expenses.  General and administrative expenses increased for the year ended December 31, 2016, as compared to the same period in 2015, but decreased both as a percentage of total operating expenses and as a percentage of revenues. The increase in general and administrative expenses for the year ended December 31, 2016, is primarily attributable to an increase in compensation costs.
Real Estate.  Real estate expenses increased for the year ended December 31, 2016, as compared to the same period in 2015, but decreased both as a percentage of total operating expenses and as a percentage of revenues. The increase is primarily due to the increase in tenant reimbursable and non-reimbursable expenses related to a partial year of reimbursable and non-reimbursable expenses from certain properties acquired in 2016 and a full year of reimbursable and non-reimbursable expenses from certain properties acquired in 2015.

Depreciation and Amortization.  Depreciation and amortization expenses increased in amount, decreased as a percentage of total operating expenses and remained flat as a percentage of revenues for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increase in expenses is primarily due to the acquisition of 313 properties with an aggregate gross leasable area of approximately 2,734,000 square feet in 2016 and 221 properties with an aggregate gross leasable area of approximately 2,706,000 square feet during 2015.
Impairment – Commercial Mortgage Residual Interests Valuation.  As of December 31, 2015, NNN held the commercial mortgage residual interests (“Residuals”) from seven loan securitizations. In 2016, the loan servicer of five of the securitizations exercised its clean-up call option. These clean-up calls allowed the servicers to purchase all of the trusts’ assets, thereby terminating future cash distributions payable to NNN as the holder of these residual interests. Unrealized gains and losses are reported as other comprehensive income in stockholders' equity and other than temporary valuation impairment. As of December 31, 2016, the remaining two Residuals are recorded at fair value. During the years ended December 31, 2016, and 2015, NNN recorded other than temporary valuation impairments as a reduction of earnings from operations of $6,830,000 and, $531,000. The other than temporary valuation impairment recorded during the year ended December 31, 2016 related primarily to the execution of the clean-up call option on the five securitizations.
Impairment Losses – Real Estate and Other Charges, Net of Recoveries.  NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the years ended December 31, 2016 and 2015, NNN recorded $8,025,000 and $3,970,000, respectively, of real estate impairments. NNN also recorded a $3,269,000 loss on mortgages receivable for the year ended December 31, 2016, and a $450,000 loss on the sale of mortgages receivable during the year ended December 31, 2015.
Interest Expense.  Interest expense increased in amount and as a percentage of total other expenses (revenues) for the year ended December 31, 2016, as compared to the same period in 2015, and decreased as a percentage of revenues.
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
NNN expects to meet short-term liquidity requirements through cash provided from operations and NNN’s Credit Facility. As of December 31, 2017, there was $120,500,000 outstanding balance and $779,500,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $230,000. NNN anticipates its long-term capital needs will be funded by the Credit Facility, cash provided from operations, the issuance of long-term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.
Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of Cash and cash equivalents and Restricted cash and cash held in escrow from the Consolidated Balance Sheets. The table below summarizes NNN’s cash flows for each of the years ended December 31 (dollars in thousands):

	2017	2016	2015
Cash and cash equivalents:
Provided by operating activities	$421,557	$415,337	$341,095
Used in investing activities	(625,557)	(779,943)	(644,544)
Provided by (used in) financing activities	(89,176)	644,886	307,105
Increase (decrease)	(293,176)	280,280	3,656
Net cash at beginning of year	294,540	14,260	10,604
Net cash at end of year	$1,364	$294,540	$14,260
Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the years ended December 31, 2017, 2016 and 2015, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.

NNN’s financing activities for the year ended December 31, 2017, included the following significant transactions:

•	$287,500,000 paid to fully redeem NNN's 6.625% Series D Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock") in February,

•	$394,722,000 in net proceeds from the issuance of the 3.500% notes payable in September,

•	$250,000,000 in repayment of the 6.875% notes payable in October,

•	$9,391,000 in net proceeds from the issuance of 229,696 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”),

•	$243,822,000 in net proceeds from the issuance of 5,821,366 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$3,598,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$16,387,000 in dividends paid to holders of the depositary shares of NNN’s 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock"),

•	$17,940,000 in dividends paid to holders of the depositary shares of NNN’s 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"), and

•	$277,120,000 in dividends paid to common stockholders.
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
NNN typically funds its short-term liquidity requirements, including investments in additional Properties, with cash from its Credit Facility. As of December 31, 2017, there was $120,500,000 outstanding balance and $779,500,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $230,000.
As of December 31, 2017, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 35 percent and the ratio of secured indebtedness to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 27 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur additional debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of indebtedness that NNN may incur. Additionally, NNN may change its financing strategy.
Contractual Obligations and Commercial Commitments.  The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of December 31, 2017. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2017.

	Expected Maturity Date (dollars in thousands)
	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt(1)	$2,487,942	$538	$567	$596	$300,630	$325,664	$1,859,947
Long-term debt – interest(2)	646,209	97,323	97,294	97,265	89,669	78,124	186,534
Credit Facility	120,500	—	—	—	—	120,500	—
Operating lease	5,734	743	758	773	788	804	1,868
Total contractual cash obligations	$3,260,385	$98,604	$98,619	$98,634	$391,087	$525,092	$2,048,349

(1)	Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and note costs.

(2)	Interest calculation based on stated rate of the principal amount.

In addition to the contractual obligations outlined above, NNN has committed to fund construction commitments on 27 Properties. The improvements on such Properties are estimated to be completed within 12 months on such Properties. These construction commitments, at December 31, 2017, are outlined in the table below (dollars in thousands):

Total commitment(1)	$129,925
Amount funded	67,719
Remaining commitment	62,206

(1)	Includes land, construction costs, tenant improvements, lease costs and capitalized interest
As of December 31, 2017, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its Credit Facility, debt or equity financings and asset dispositions.
Generally the Properties are leased under long-term net leases, which require the tenant to pay all property taxes and assessments, to maintain the interior and exterior of the Property, and to carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates the costs associated with these Properties, NNN's vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its Credit Facility or use other sources of capital in the event of significant capital expenditures or major repairs.
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of December 31, 2017, NNN owned 24 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio. Additionally, as of January 31, 2018, less than one percent of total Properties held in the Property Portfolio was leased to two tenants that each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
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
The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (dollars in thousands, except per share data):

	2017	2016	2015
Dividends	$277,120	$257,007	$228,699
Per share	1.860	1.780	1.710

The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2017		2016		2015
Ordinary dividends	$1.559781	83.8592%	$1.513705	85.0396%	$1.363294	79.7248%
Qualified dividends	—	—	—	—	0.019005	1.1114%
Capital gain	0.035041	1.8839%	—	—	0.007806	0.4565%
Unrecaptured Section 1250 Gain	0.012194	0.6556%	—	—	0.011055	0.6465%
Nontaxable distributions	0.252984	13.6013%	0.266295	14.9604%	0.308840	18.0608%
	$1.860000	100.0000%	$1.780000	100.0000%	$1.710000	100.0000%
On January 16, 2018, NNN declared a dividend of $0.475 per share, payable February 15, 2018, to its common stockholders of record as of January 31, 2018.
Holders of NNN’s preferred stock issuances are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines the dividends declared and paid for NNN's preferred stock for the years ended December 31 (dollars in thousands, except per share data):

	2017	2016	2015
Series D Preferred Stock(1):
Dividends	$3,598	$19,047	$19,047
Per share	0.312847	1.656250	1.656250

Series E Preferred Stock(2):
Dividends	16,387	16,387	16,387
Per share	1.425000	1.425000	1.425000

Series F Preferred Stock(3):
Dividends	17,940	3,189	—
Per share	1.300000	0.231111	—
(1) The Series D Preferred Stock was redeemed in February 2017. The dividends paid in 2017 include accumulated and unpaid dividends through the redemption date.
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

The following presents the characterizations for tax purposes of such preferred stock dividends for the years ended December 31:

	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured Section 1250 Gain	Totals
2017
Percentage of Total	97.0607%	—	2.1804%	0.7589%	100.0000%

Series D (1)	$0.303652	—	$0.006821	$0.002374	$0.312847
Series E	$1.383115	—	$0.031071	$0.010814	$1.425000
Series F (2)	$1.261789	—	$0.028345	$0.009866	$1.300000

2016
Percentage of Total	100.0000%	—	—	—	100.0000%

Series D (1)	$1.656250	—	—	—	$1.656250
Series E	$1.425000	—	—	—	$1.425000
Series F (2)	$0.231111	—	—	—	$0.231111

2015
Percentage of Total	97.2400%	1.4134%	0.5570%	0.7896%	100.0000%

Series D (1)	$1.610538	$0.023409	$0.009225	$0.013078	$1.656250
Series E	$1.385670	$0.020141	$0.007937	$0.011252	$1.425000
(1) The Series D Preferred Stock was redeemed in February 2017. The dividends paid in 2017 included accumulated and unpaid dividends through the redemption date.
(2) The Series F Preferred Stock was issued in October 2016.

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

Debt
The following is a summary of NNN’s total outstanding debt as of December 31 (dollars in thousands):

	2017	Percentage of Total	2016	Percentage of Total
Line of credit payable	$120,500	4.7%	$—	—
Mortgages payable	13,300	0.5%	13,878	0.6%
Notes payable	2,446,407	94.8%	2,297,811	99.4%
Total outstanding debt	$2,580,207	100.0%	$2,311,689	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally, indebtedness may be used to refinance existing indebtedness.

Line of Credit Payable. In October 2017, NNN amended its credit agreement to increase the borrowing capacity under its unsecured revolving credit facility from $650,000,000 to $900,000,000 and amend certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $98,277,000 and a weighted average interest rate of 2.2% for the year ended December 31, 2017. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. As of December 31, 2017, the Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature for NNN to increase the facility size up to $1,600,000,000, subject to lender approval. As of December 31, 2017, there was a balance of $120,500,000 and $779,500,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $230,000.
In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2017, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the indebtedness under the Credit Facility to be accelerated and may impair NNN’s access to the debt and equity markets and limit NNN’s ability to pay dividends to its common and preferred stockholders, each of which would likely have a material adverse impact on NNN’s financial condition and results of operations.

Mortgages Payable.    As of December 31, 2017 and 2016, NNN had mortgages payable, including unamortized premium and net of unamortized debt costs, of $13,300,000 and $13,878,000 respectively. The mortgages payable had an interest rate of 5.23% and matures July 2023. The loan is secured by a first lien on five of the Properties and the carrying value of the assets was $20,917,000 at December 31, 2017.
Notes Payable.  Each of NNN’s outstanding series of non-convertible notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2021(4)	July 2011	$300,000	$4,269	$295,731	5.500%	5.689%	July 2021
2022	August 2012	325,000	4,989	320,011	3.800%	3.985%	October 2022
2023(5)	April 2013	350,000	2,594	347,406	3.300%	3.388%	April 2023
2024(6)	May 2014	350,000	707	349,293	3.900%	3.924%	June 2024
2025(7)	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025
2026(8)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026
2027(9)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility, fund future property acquisitions and for general corporate purposes.

(2)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(3)	Includes the effects of the discount at issuance.

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

(9)
NNN entered into two forward starting swaps with an aggregate notional amount of $250,000. Upon issuance of the 2027 Notes, NNN terminated the forward starting swaps resulting in a liability of $7,690, of which $7,688 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the notes using the effective interest method.

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
In connection with the outstanding note offerings, NNN incurred debt issuance costs totaling $22,682,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In October 2017, NNN repaid the $250,000,000 6.875% notes payable that were due in October 2017.
In accordance with the terms of the indentures, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2017, NNN was in compliance with those covenants. NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.

Debt and Equity Securities
NNN has used, and expects to use in the future, issuances of debt and equity securities primarily to pay down its outstanding indebtedness and to finance acquisitions. In February 2015, NNN filed a shelf registration statement with the Securities and Exchange Commission (the “Commission”) which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.
A description of NNN’s outstanding series of publicly held notes is found under “Debt – Notes Payable” above.
NNN completed the following underwritten public offerings of cumulative redeemable preferred stock that are still outstanding ("Preferred Stock Shares") (dollars in thousands, except per share data):

Series	Dividend Rate(1)	Issued	Depositary Shares Outstanding(2)	Gross Proceeds	Stock Issuance Costs(3)	Dividend Per Depositary Share	Earliest Redemption Date(4)
Series E(5)	5.700%	May 2013	11,500,000	$287,500	$9,856	$1.425000	May 2018
Series F(6)	5.200%	October 2016	13,800,000	345,000	10,897	1.300000	October 2021
(1) Holders are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends.
(2) Representing 1/100th of a preferred share. Series E issuance included 1,500,000 depositary shares in connection with the underwriters' over-allotment. Series F issuance included 1,800,000 depositary shares in connection with the underwriters' over-allotment.

(3) Consisting primarily of underwriting commissions and fees, rating agency fees, legal and accounting fees and printing expenses.
(4) NNN may redeem the preferred stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends.
(5) NNN used the net proceeds from the offering for general corporate purposes and funding property acquisitions.
(6) NNN used the net proceeds from the offering to repay outstanding indebtedness under its Credit Facility, fund property acquisitions and for general corporate purposes.
The Preferred Stock Shares underlying the depositary shares rank senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Preferred Stock Shares have no maturity date and will remain outstanding unless redeemed. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Preferred Stock Shares, NNN may redeem the Preferred Stock

Shares underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Preferred Stock Shares into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 13, 2018, the Series E and Series F Preferred Stock Shares were not redeemable or convertible.
In February 2017, NNN redeemed all outstanding depositary shares (11,500,000) representing interests in its 6.625% Series D Preferred Stock. The Series D Preferred Stock was redeemed at $25.00 per depositary share, plus all accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.3128472 per depositary share. The excess carrying amount of preferred stock redeemed over the cash paid to redeem the preferred stock was $9,855,000 of issuance costs.
Dividend Reinvestment and Stock Purchase Plan. In February 2015, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 16,000,000 shares of common stock. NNN's DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN's common stock. The following outlines the common stock issuances pursuant to the DRIP for the year ended December 31 (dollars in thousands):

	2017	2016	2015
Shares of common stock	229,696	187,626	196,584
Net proceeds	$9,391	$8,340	$7,182
At-The-Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2016 ATM	2015 ATM	2013 ATM
Established date	March 2016	February 2015	March 2013
Termination date	March 2019	March 2016	February 2015
Total allowable shares	12,000,000	10,000,000	9,000,000
Total shares issued as of December 31, 2017	10,044,656	9,852,465	6,252,812
The following table outlines the common stock issuances pursuant to NNN's ATM equity program (dollars in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Shares of common stock	5,821,366	5,716,222	8,573,533
Average price per share (net)	$41.88	$46.48	$37.45
Net proceeds	$243,822	$265,696	$321,067
Stock issuance costs(1)	$3,782	$4,266	$4,016
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Commercial Mortgage Residual Interests
As of December 31, 2015, NNN held the commercial mortgage residual interests (“Residuals”) from seven loan securitizations. In 2016, the loan servicer of five of the securitizations exercised its clean-up call option. These clean-up calls allowed the servicers to purchase all of the trusts’ assets, thereby terminating future cash distributions payable to NNN as the holder of these residual interests. During the years ended December 31, 2016 and 2015, NNN recorded an other than temporary valuation impairment of $6,830,000 and $531,000, respectively, as a reduction of earnings from operations. The other than temporary valuation impairment recorded during the year ended December 31, 2016 related to the execution of the clean-up call option on the five securitizations, as well as the fair value adjustment on the remaining two securitizations. As of December 31, 2017 and 2016, the remaining two Residuals are recorded at a fair value of $36,000 and included in Other Assets on the Consolidated Balance Sheets. There was no other than temporary valuation impairment recorded during the year ended December 31, 2017.

Item7A.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of December 31, 2017, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of December 31, 2017 and 2016. The table presents principal payments and related interest rates by year for debt obligations outstanding as of December 31, 2017. The table incorporates only those debt obligations that existed as of December 31, 2017, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the year ended December 31, 2017.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2018	$—	—	$623	5.23%	$—	—
2019	—	—	652	5.23%	—	—
2020	—	—	682	5.23%	—	—
2021	—	—	716	5.23%	298,209	5.69%
2022	120,500	2.16%	750	5.23%	322,400	3.99%
Thereafter	—	—	9,969	5.23%	1,842,143	3.67%	(3)
Total	$120,500	2.16%	$13,392	5.23%	$2,462,752	4.00%
Fair Value:
December 31, 2017	$120,500		$13,392		$2,507.106
December 31, 2016	$—		$13,987		$2,367,102

(1)	NNN's mortgages payable represent principal payments by year and include unamortized premiums and exclude debt costs.

(2)
Includes NNN’s notes payable, each exclude debt costs and are net of unamortized discounts. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.

(3)	Weighted average effective interest rate for periods after 2022.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of National Retail Properties, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited National Retail Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National Retail Properties, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item15(a) and our report dated February 13, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Certified Public Accountants

Orlando, Florida
February 13, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Retail Properties, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
Certified Public Accountants

We have served as the Company’s auditor since 2006.

Orlando, Florida
February 13, 2018

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS	December 31, 2017	December 31, 2016
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$6,428,928	$5,879,046
Accounted for using the direct financing method	9,650	11,230
Real estate held for sale	4,083	26,084
Cash and cash equivalents	1,364	294,540
Receivables, net of allowance of $1,119 and $1,006, respectively	4,317	3,418
Accrued rental income, net of allowance of $1,936 and $3,078, respectively	25,916	25,101
Debt costs, net of accumulated amortization of $12,667 and $11,268, respectively	5,380	2,715
Other assets	80,896	92,017
Total assets	$6,560,534	$6,334,151
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$120,500	$—
Mortgages payable, including unamortized premium and net of unamortized debt costs	13,300	13,878
Notes payable, net of unamortized discount and unamortized debt costs	2,446,407	2,297,811
Accrued interest payable	20,311	19,665
Other liabilities	119,106	85,869
Total liabilities	2,719,624	2,417,223
Commitments and contingencies (Note 18)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
6.625% Series D, 115,000 shares issued and outstanding, at December 31, 2016, at stated liquidation value of $2,500 per share	—	287,500
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 153,577,028 and 147,149,945 shares issued and outstanding, respectively	1,537	1,473
Capital in excess of par value	3,599,475	3,322,771
Accumulated deficit	(379,181)	(319,254)
Accumulated other comprehensive income (loss)	(13,738)	(8,191)
Total stockholders’ equity of NNN	3,840,593	3,916,799
Noncontrolling interests	317	129
Total equity	3,840,910	3,916,928
Total liabilities and equity	$6,560,534	$6,334,151
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income from operating leases	$565,405	$512,883	$462,346
Earned income from direct financing leases	978	1,336	1,506
Percentage rent	1,700	1,735	1,430
Real estate expense reimbursement from tenants	15,512	14,984	14,868
Interest and other income from real estate transactions	724	1,032	988
Interest income on commercial mortgage residual interests	614	1,677	1,778
	584,933	533,647	482,916
Operating expenses:
General and administrative	33,805	36,508	34,736
Real estate	23,105	20,852	19,776
Depreciation and amortization	173,720	149,101	134,798
Impairment – commercial mortgage residual interests valuation	—	6,830	531
Impairment losses – real estate and other charges, net of recoveries	8,955	11,287	4,420
Retirement severance costs	7,845	—	—
	247,430	224,578	194,261
Earnings from operations	337,503	309,069	288,655
Other expenses (revenues):
Interest and other income	(322)	(170)	(109)
Interest expense	109,109	96,352	90,008
Real estate acquisition costs	—	563	927
	108,787	96,745	90,826
Earnings from operations before income tax expense	228,716	212,324	197,829
Income tax expense	—	—	(10,318)
Earnings before gain on disposition of real estate, net of income tax expense	228,716	212,324	187,511
Gain on disposition of real estate, net of income tax expense	36,655	27,182	10,450
Net earnings	265,371	239,506	197,961
Earnings attributable to noncontrolling interests	(398)	(6)	(125)
Net earnings attributable to NNN	$264,973	$239,500	$197,836

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME – CONTINUED
(dollars in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net earnings attributable to NNN	$264,973	$239,500	$197,836
Series D preferred stock dividends	(3,598)	(19,047)	(19,047)
Series E preferred stock dividends	(16,387)	(16,387)	(16,387)
Series F preferred stock dividends	(17,940)	(3,189)	—
Excess of redemption value over carrying value of Series D preferred shares redeemed	(9,855)	—	—
Net earnings attributable to common stockholders	$217,193	$200,877	$162,402
Net earnings per share of common stock:
Basic	$1.45	$1.39	$1.21
Diluted	$1.45	$1.38	$1.20
Weighted average number of common shares outstanding:
Basic	149,111,188	144,176,224	133,998,674
Diluted	149,432,641	144,660,633	134,489,416
Other comprehensive income:
Net earnings attributable to NNN	$264,973	$239,500	$197,836
Amortization of deferred interest rate hedges	1,932	2,802	1,902
Deferred fair value of forward starting swaps	(7,688)	13,345	(13,369)
Net loss – commercial mortgage residual interests	—	(4,454)	(339)
Net gain – available-for-sale securities	209	468	112
Comprehensive income attributable to NNN	$259,426	$251,661	$186,142

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2017, 2016 and 2015
(dollars in thousands, except per share data)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2014	$287,500	$287,500	$—	$1,322	$2,711,678	$(196,827)	$(8,658)	$3,082,515	$577	$3,083,092
Net earnings	—	—	—	—	—	197,836	—	197,836	125	197,961
Dividends declared and paid:
$1.65625 per depositary share of Series D preferred stock	—	—	—	—	—	(19,047)	—	(19,047)	—	(19,047)
$1.42500 per depositary share of Series E preferred stock	—	—	—	—	—	(16,387)	—	(16,387)	—	(16,387)
$1.71 per share of common stock	—	—	—	2	6,886	(228,699)	—	(221,811)	—	(221,811)
Issuance of common stock:
34,230 shares – director compensation	—	—	—	—	991	—	—	991	—	991
12,065 shares – stock purchase plan	—	—	—	—	455	—	—	455	—	455
8,573,533 shares – ATM equity program	—	—	—	86	324,998	—	—	325,084	—	325,084
Issuance of 209,284 shares of restricted common stock	—	—	—	2	(311)	—	—	(309)	—	(309)
Stock issuance costs	—	—	—	—	(4,178)	—	—	(4,178)	—	(4,178)
Amortization of deferred compensation	—	—	—	—	8,679	—	—	8,679	—	8,679
Amortization of interest rate hedges	—	—	—	—	—	—	1,902	1,902	—	1,902
Deferred fair value of forward starting swaps	—	—	—	—	—	—	(13,369)	(13,369)	—	(13,369)
Unrealized loss – commercial mortgage residual interests	—	—	—	—	—	—	(585)	(585)	—	(585)
Realized gain – commercial mortgage residual interests	—	—	—	—	—	—	246	246	—	246
Valuation adjustments – available-for-sale securities	—	—	—	—	—	—	112	112	—	112
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	334	334
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(362)	(362)
Sale of noncontrolling interests	—	—	—	—	—	—	—	—	(415)	(415)
Balances at December 31, 2015	$287,500	$287,500	$—	$1,412	$3,049,198	$(263,124)	$(20,352)	$3,342,134	$259	$3,342,393
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED
Years Ended December 31, 2017, 2016 and 2015
(dollars in thousands, except per share data)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2015	$287,500	$287,500	$—	$1,412	$3,049,198	$(263,124)	$(20,352)	$3,342,134	$259	$3,342,393
Net earnings	—	—	—	—	—	239,500	—	239,500	6	239,506
Dividends declared and paid:
$1.65625 per depositary share of Series D preferred stock	—	—	—	—	—	(19,047)	—	(19,047)	—	(19,047)
$1.42500 per depositary share of Series E preferred stock	—	—	—	—	—	(16,387)	—	(16,387)	—	(16,387)
$0.231111 per depositary share of Series F preferred stock	—	—	—	—	—	(3,189)	—	(3,189)	—	(3,189)
$1.78 per share of common stock	—	—	—	2	7,949	(257,007)	—	(249,056)	—	(249,056)
Issuance of 13,800,000 depositary shares of Series F preferred stock	—	—	345,000	—	(10,897)	—	—	334,103	—	334,103
Issuance of common stock:
31,807 shares – director compensation	—	—	—	—	1,148	—	—	1,148	—	1,148
8,444 shares – stock purchase plan	—	—	—	—	389	—	—	389	—	389
5,716,222 shares – ATM equity program	—	—	—	57	269,905	—	—	269,962	—	269,962
Issuance of 222,157 shares of restricted common stock	—	—	—	2	(264)	—	—	(262)	—	(262)
Stock issuance costs	—	—	—	—	(4,266)	—	—	(4,266)	—	(4,266)
Amortization of deferred compensation	—	—	—	—	9,609	—	—	9,609	—	9,609
Amortization of interest rate hedges	—	—	—	—	—	—	2,802	2,802	—	2,802
Deferred fair value of forward starting swaps	—	—	—	—	—	—	13,345	13,345	—	13,345
Unrealized loss – commercial mortgage residual interests	—	—	—	—	—	—	(182)	(182)	—	(182)
Realized gain – commercial mortgage residual interests	—	—	—	—	—	—	(4,272)	(4,272)	—	(4,272)
Valuation adjustments – available-for-sale securities	—	—	—	—	—	—	468	468	—	468
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(136)	(136)
Balances at December 31, 2016	$287,500	$287,500	$345,000	$1,473	$3,322,771	$(319,254)	$(8,191)	$3,916,799	$129	$3,916,928
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED
Years Ended December 31, 2017, 2016 and 2015
(dollars in thousands, except per share data)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2016	$287,500	$287,500	$345,000	$1,473	$3,322,771	$(319,254)	$(8,191)	$3,916,799	$129	$3,916,928
Net earnings	—	—	—	—	—	264,973	—	264,973	398	265,371
Dividends declared and paid:
$0.312847 per depositary share of Series D preferred stock	—	—	—	—	—	(3,598)	—	(3,598)	—	(3,598)
$1.42500 per depositary share of Series E preferred stock	—	—	—	—	—	(16,387)	—	(16,387)	—	(16,387)
$1.30000 per depositary share of Series F preferred stock	—	—	—	—	—	(17,940)	—	(17,940)	—	(17,940)
$1.86 per share of common stock	—	—	—	2	8,825	(277,120)	—	(268,293)	—	(268,293)
Redemption of 11,500,000 depositary shares of Series D preferred stock	(287,500)	—	—	—	9,855	(9,855)	—	(287,500)	—	(287,500)
Issuance of common stock:
35,456 shares – director compensation	—	—	—	1	1,175	—	—	1,176	—	1,176
13,695 shares – stock purchase plan	—	—	—	—	563	—	—	563	—	563
5,821,366 shares – ATM equity program	—	—	—	58	247,546	—	—	247,604	—	247,604
Issuance of 274,102 shares of restricted common stock	—	—	—	3	(234)	—	—	(231)	—	(231)
Stock issuance costs	—	—	—	—	(3,782)	—	—	(3,782)	—	(3,782)
Amortization of deferred compensation	—	—	—	—	12,630	—	—	12,630	—	12,630
Amortization of interest rate hedges	—	—	—	—	—	—	1,932	1,932	—	1,932
Deferred fair value of forward starting swaps	—	—	—	—	—	—	(7,688)	(7,688)	—	(7,688)
Valuation adjustments – available-for-sale securities	—	—	—	—	—	—	209	209	—	209
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(84)	(84)
Noncontrolling interests	—	—	—	—	126	—	—	126	(126)	—
Balances at December 31, 2017	$—	$287,500	$345,000	$1,537	$3,599,475	$(379,181)	$(13,738)	$3,840,593	$317	$3,840,910
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$265,371	$239,506	$197,961
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	173,720	149,101	134,798
Impairment losses – real estate and other charges, net of recoveries	4,953	11,294	4,420
Impairment – commercial mortgage residual interests valuation	—	6,830	531
Amortization of notes payable discount	1,788	1,394	1,306
Amortization of debt costs	3,502	3,086	2,915
Amortization of mortgages payable premium	(85)	(147)	(207)
Amortization of deferred interest rate hedges	1,932	2,802	1,902
Settlement of forward starting swaps	(7,688)	13,345	(13,369)
Gain on disposition of real estate	(36,655)	(27,182)	(10,807)
Deferred income taxes	—	—	10,488
Performance incentive plan expense	14,223	11,401	10,474
Performance incentive plan payment	(862)	(581)	(676)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in real estate leased to others using the direct financing method	884	1,364	1,277
Increase in receivables	(175)	(74)	(335)
Increase in accrued rental income	(1,752)	(252)	(368)
Decrease in other assets	1,960	1,663	4,996
Increase (decrease) in accrued interest payable	646	(448)	2,717
Increase (decrease) in other liabilities	(90)	2,636	(6,610)
Other	(115)	(401)	(318)
Net cash provided by operating activities	421,557	415,337	341,095
Cash flows from investing activities:
Proceeds from the disposition of real estate	97,245	104,117	38,502
Additions to real estate:
Accounted for using the operating method	(721,893)	(885,966)	(683,243)
Principal payments on mortgages and notes receivable	1,250	4,141	2,363
Other	(2,159)	(2,235)	(2,166)
Net cash used in investing activities	(625,557)	(779,943)	(644,544)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Proceeds from line of credit payable	$1,501,700	$1,330,200	$1,262,400
Repayment of line of credit payable	(1,381,200)	(1,330,200)	(1,262,400)
Repayment of mortgages payable	(510)	(9,962)	(2,035)
Proceeds from notes payable	398,372	346,140	399,036
Repayment of notes payable	(250,000)	—	(150,000)
Payment of debt costs	(7,837)	(3,362)	(3,654)
Proceeds from issuance of common stock	256,764	278,040	332,117
Proceeds from issuance of Series F preferred stock	—	345,000	—
Stock issuance costs	(3,836)	(15,204)	(4,198)
Redemption of Series D preferred stock	(287,500)	—	—
Payment of Series D preferred stock dividends	(3,598)	(19,047)	(19,047)
Payment of Series E preferred stock dividends	(16,387)	(16,387)	(16,387)
Payment of Series F preferred stock dividends	(17,940)	(3,189)	—
Payment of common stock dividends	(277,120)	(257,007)	(228,699)
Noncontrolling interest contributions	—	—	334
Noncontrolling interest distributions	(84)	(136)	(362)
Net cash provided by (used in) financing activities	(89,176)	644,886	307,105
Net increase (decrease) in cash, cash equivalents and restricted cash	(293,176)	280,280	3,656
Cash, cash equivalents and restricted cash at beginning of year(1)	294,540	14,260	10,604
Cash, cash equivalents and restricted cash at end of year(1)	$1,364	$294,540	$14,260
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$103,761	$91,403	$83,758
Taxes paid (received)	$(15)	$(155)	$234
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$5,547	$12,161	$11,694
Change in lease classification (direct financing lease to operating lease)	$696	$1,924	$1,179
Mortgage receivable accepted in connection with real estate transactions	$—	$—	$500

(1)
Cash, cash equivalents and restricted cash is the aggregate of Cash and cash equivalents and Restricted cash and cash held in escrow from the Consolidated Balance Sheets. NNN did not have restricted cash or cash held in escrow at December 31, 2017 and 2016 and had $601 at December 31, 2015.

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

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

December 31, 2017
Property Portfolio:
Total properties	2,764
Gross leasable area (square feet)	29,093,000
States	48
Weighted average remaining lease term (years)	11.5
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. For the years ended December 31, 2017, 2016 and 2015, NNN recorded $2,435,000, $1,738,000 and $2,383,000, respectively, in capitalized interest during development.
Purchase Accounting for Acquisition of Real Estate Subject to a Lease – In accordance with the FASB guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, as applicable, based on their respective fair values. Prior to the adoption of ASU 2017-01, "Business Combinations (Topic 805): Clarifying the definition of a Business," on January 1, 2017, acquisition and closing costs incurred on the acquisition of real estate with an in-place lease were expensed as incurred and recorded as real estate acquisition costs.
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
Intangible assets and liabilities consisted of the following as of December 31 (dollars in thousands):

	2017	2016
Intangible lease assets (included in Other assets):
Above-market in-place leases	$16,583	$18,352
Less: accumulated amortization	(9,299)	(8,761)
Above market in-place leases, net	$7,284	$9,591

In-place leases	$104,592	$112,951
Less: accumulated amortization	(61,004)	(57,661)
In-place leases, net	$43,588	$55,290

Intangible lease liabilities (included in Other liabilities):
Below-market in-place leases	$44,468	$46,151
Less: accumulated amortization	(26,055)	(24,051)
Below market in-place leases, net	$18,413	$22,100

The amounts amortized as a net increase to rental income for capitalized above-market and below-market leases for the years ended December 31, 2017, 2016, and 2015 were $3,355,000, $2,842,000, and $3,046,000, respectively. The value of in-place leases amortized to expense for the years ended December 31, 2017, 2016, and 2015 was $18,841,000, $13,403,000, and $14,380,000, respectively.

The following is a schedule of the amortization of acquired above-market and below-market in-place lease intangibles and the amortization of the in-place lease intangibles at December 31, 2017 (dollars in thousands):

	Net Increase to Rental Income	Increase To Amortization Expense
2018	$1,412	$8,249
2019	684	5,976
2020	609	5,220
2021	489	4,494
2022	363	4,024
Thereafter	7,572	15,625

Weighted average amortization period (years)	17.9	9.6
NNN's real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance, repairs and capital expenditures. The leases are accounted for using either the operating or the direct financing method. Such methods are described below:
Operating method – Properties with leases accounted for using the operating method are recorded at the cost of the real estate. Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Buildings and improvements are depreciated on the straight-line method over their estimated useful lives. Leasehold interests are amortized on the straight-line method over the terms of their respective leases. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.
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
Impairment – Real Estate – Based upon certain events or changes in circumstances, management periodically assesses its Properties for possible impairment whenever the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are currently vacant or become vacant in a reasonable period of time. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value.
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
Debt Costs – Line of Credit Payable – Debt costs incurred in connection with NNN’s $900,000,000 line of credit have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN has recorded debt costs associated with the line of credit as an asset, in Debt Costs on the Consolidated Balance Sheets.
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 at December 31, 2017 and 2016, are included in Mortgages Payable on the Consolidated Balance Sheets net of accumulated amortization of $55,000 and $38,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $22,682,000 and $21,157,000 at December 31, 2017 and 2016, respectively, are included in Notes Payable on the Consolidated Balance Sheets net of accumulated amortization of $6,337,000 and $6,376,000, respectively.

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
NNN will adopt ASU 2014-09 on January 1, 2018, and apply the cumulative catch-up transition method. Through the evaluation and implementation process, NNN has determined the key revenue stream impacted by ASU 2014-09 is gain on disposition of real estate reported on the Consolidated Statements of Income and Comprehensive Income. NNN currently recognizes revenue at the time of closing (i.e., transfer of asset). Upon adoption of ASU 2014-09, NNN will need to evaluate any separate contracts or performance obligations to determine proper timing of revenue recognition, as well as, transaction price allocation. The adoption of ASU 2014-09 will not have a material impact on NNN's financial position or results of operations.
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

	2017	2016	2015
Basic and Diluted Earnings:
Net earnings attributable to NNN	$264,973	$239,500	$197,836
Less: Series D preferred stock dividends	(3,598)	(19,047)	(19,047)
Less: Series E preferred stock dividends	(16,387)	(16,387)	(16,387)
Less: Series F preferred stock dividends	(17,940)	(3,189)	—
Less: Excess of redemption value over carrying value of Series D preferred shares redeemed	(9,855)	—	—
Net earnings attributable to common stockholders	217,193	200,877	162,402
Less: Earnings attributable to unvested restricted shares	(531)	(695)	(706)
Net earnings used in basic and diluted earnings per share	$216,662	$200,182	$161,696

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	149,840,116	145,014,422	134,868,640
Less: Unvested restricted shares	(285,585)	(390,522)	(412,505)
Less: Unvested contingent restricted shares	(443,343)	(447,676)	(457,461)
Weighted average number of shares outstanding used in basic earnings per share	149,111,188	144,176,224	133,998,674
Effects of dilutive securities:
Other	321,453	484,409	490,742
Weighted average number of shares outstanding used in diluted earnings per share	149,432,641	144,660,633	134,489,416

Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and related regulations. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2017, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gain or Loss on Cash Flow Hedges(1)		Gains and Losses on Commercial Mortgage Residual Interests		Gains and Losses on Available-for-Sale Securities	Total
Beginning balance, December 31, 2015	$(25,046)		$4,454		$240	$(20,352)

Other comprehensive income (loss)	13,345		(182)		468	13,631
Reclassifications from accumulated other comprehensive income to net earnings	2,802	(2)	(4,272)	(3)	—	(1,470)
Net current period other comprehensive income (loss)	16,147		(4,454)		468	12,161
Ending balance, December 31, 2016	(8,899)		—		708	(8,191)

Other comprehensive income (loss)	(7,688)		—		209	(7,479)
Reclassifications from accumulated other comprehensive income to net earnings	1,932	(2)	—		—	1,932
Net current period other comprehensive income (loss)	(5,756)		—		209	(5,547)
Ending balance, December 31, 2017	$(14,655)		$—		$917	$(13,738)
(1) Additional disclosure is included in Note 12 – Derivatives.
(2) Reclassifications out of other comprehensive income (loss) are recorded in Interest Expense on the Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
(3) Reclassifications out of other comprehensive income (loss) are recorded in Impairment on the Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
New Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued final guidance that requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. NNN is currently evaluating to determine the potential impact the adoption of ASU 2016-02 will have on its financial position or results of operations.
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
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting," effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. NNN has early adopted ASU 2017-09 as of January 1, 2017. The adoption of ASU 2017-09 did not impact NNN's financial position or results of operations.
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
Reclassification – Certain items in the prior year's consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2017 presentation.

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases at December 31, 2017:

Lease classification:
Operating	2,791
Direct financing	7
Building portion – direct financing / and portion – operating	2
Weighted average remaining lease term (years)	11.5

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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of December 31 (dollars in thousands):

	2017	2016
Land and improvements (1)	$2,289,749	$2,101,923
Buildings and improvements	4,972,233	4,487,509
Leasehold interests	5,261	4,565
	7,267,243	6,593,997
Less accumulated depreciation and amortization	(880,235)	(739,008)
	6,387,008	5,854,989
Work in progress - improvements	41,920	24,057
	$6,428,928	$5,879,046
(1) Includes $25,799 and $30,725 in land for Properties under construction at December 31, 2017 and 2016, respectively.

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2017, 2016 and 2015, NNN recognized $1,411,000, ($12,000) and $153,000, respectively, of such income, net of reserves. At December 31, 2017 and 2016, the balance of accrued rental income was $25,916,000 and $25,101,000, respectively, net of allowance of $1,936,000 and $3,078,000, respectively.
The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at December 31, 2017 (dollars in thousands):

2018	$574,030
2019	561,799
2020	545,134
2021	524,730
2022	494,183
Thereafter	3,989,805
$6,689,681

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the current lease terms. In addition, this table does not include amounts for potential variable rent increases that are based on the Consumer Price Index ("CPI") or future contingent rents which may be received on the leases based on a percentage of the tenant’s sales volume.
Real Estate Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2017	2016
Minimum lease payments to be received	$9,339	$11,200
Estimated unguaranteed residual values	4,967	5,664
Less unearned income	(4,656)	(5,634)
Net investment in direct financing leases	$9,650	$11,230

The following is a schedule of future minimum lease payments to be received on direct financing leases held for investment at December 31, 2017 (dollars in thousands):

2018	$1,834
2019	1,512
2020	1,043
2021	720
2022	726
Thereafter	3,504
$9,339
The table above does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or contingent rental payments that may become due in future periods (see Real Estate Portfolio – Accounted for Using the Operating Method).

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of December 31, 2017, NNN had four of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2016, included 18 properties, 14 of which were sold in 2017. Real estate held for sale consisted of the following as of December 31 (dollars in thousands):

	2017	2016
Land and improvements	$2,581	$15,106
Building and improvements	3,252	17,185
	5,833	32,291
Less accumulated depreciation and amortization	(886)	(3,459)
Less impairment	(864)	(2,748)
	$4,083	$26,084
Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties for the years ended December 31 (dollars in thousands):

	2017		2016		2015
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	48	$36,655	38	$27,182	19	$10,807
Income tax expense		—		—		(357)
		$36,655		$27,182		$10,450
Real Estate – Commitments
NNN has committed to fund construction commitments on 27 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at December 31, 2017, are outlined in the table below (dollars in thousands):

Total commitment(1)	$129,925
Amount funded	67,719
Remaining commitment	62,206

(1)	Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company’s review of long lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $4,953,000, $8,025,000 and $3,970,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Note 3 – Commercial Mortgage Residual Interests:
As of December 31, 2015, NNN held the commercial mortgage residual interests (“Residuals”) from seven loan securitizations. In 2016, the loan servicer of five of the securitizations exercised its clean-up call option. These clean-up calls allowed the servicers to purchase all of the trusts’ assets, thereby terminating future cash distributions payable to NNN as the holder of these residual interests. During the years ended December 31, 2016 and 2015, NNN recorded an other than temporary valuation impairment of $6,830,000 and $531,000, respectively, as a reduction of earnings from operations. The other than temporary valuation impairment recorded during the year ended December 31, 2016 related to the execution of the clean-up call option on the five securitizations, as well as the fair value adjustment on the remaining two securitizations. As of December 31, 2017 and 2016, the remaining two Residuals are recorded at a fair value of $36,000 and included in Other Assets on the Consolidated Balance Sheets. There was no other than temporary valuation impairment recorded during the year ended December 31, 2017.

Note 4 – Line of Credit Payable:

In October 2017, NNN amended its credit agreement to increase the borrowing capacity under its unsecured revolving credit facility from $650,000,000 to $900,000,000 and amend certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $98,277,000 and a weighted average interest rate of 2.2% for the year ended December 31, 2017. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. As of December 31, 2017, the Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,600,000,000. As of December 31, 2017, there was a balance of $120,500,000 and $779,500,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $230,000.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment and dividend limitations. At December 31, 2017, NNN was in compliance with those covenants.

Note 5 – Mortgages Payable:
The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered(1)	Initial Balance	Interest Rate	Maturity(2)	Carrying Value of Encumbered Asset(s)(3)	Outstanding Principal Balance at December 31,
					2017	2016
November 2014(4)	15,151	5.23%	July 2023	$20,917	$13,392	$13,987

Debt costs					(147)	(147)
Accumulated amortization					55	38
Debt costs, net of accumulated amortization					(92)	(109)
Mortgages payable, including unamortized premium and net of unamortized debt costs					$13,300	$13,878

(1)	Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan.

(2)	Monthly payments include interest and principal; the balance is due at maturity.

(3)	Each loan is secured by a first mortgage lien on five of the Properties. The carrying values of the assets at December 31, 2017.

(4)	Initial balance and outstanding principal balance includes unamortized premium.

The following is a schedule of the scheduled principal payments, including premium amortization of NNN’s mortgages payable at December 31, 2017 (dollars in thousands):

2018	$623
2019	652
2020	682
2021	716
2022	750
Thereafter	9,969
$13,392

Note 6 – Notes Payable:
Each of NNN’s outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(1)	Net Price	Stated Rate	Effective Rate(2)	Maturity Date
2021(3)	July 2011	$300,000	$4,269	$295,731	5.500%	5.689%	July 2021
2022	August 2012	325,000	4,989	320,011	3.800%	3.985%	October 2022
2023(4)	April 2013	350,000	2,594	347,406	3.300%	3.388%	April 2023
2024(5)	May 2014	350,000	707	349,293	3.900%	3.924%	June 2024
2025(6)	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025
2026(7)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026
2027(8)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027

(1)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(2)	Includes the effects of the discount at issuance.

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

(8)
NNN entered into two forward starting swaps with an aggregate notional amount of $250,000. Upon issuance of the 2027 Notes, NNN terminated the forward starting swaps resulting in a liability of $7,690, of which $7,688 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the notes using the effective interest method.

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

In connection with the outstanding debt offerings, NNN incurred debt issuance costs totaling $22,682,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In October 2017, NNN repaid the $250,000,000 6.875% notes payable that were due in October 2017.
In accordance with the terms of the indenture, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2017, NNN was in compliance with those covenants.

Note 7 – Preferred Stock:
NNN completed the following underwritten public offerings of cumulative redeemable preferred stock and are still outstanding ("Preferred Stock Shares") (dollars in thousands, except per share data):

Series	Dividend Rate(1)	Issued	Depositary Shares Outstanding(2)	Gross Proceeds	Stock Issuance Costs(3)	Dividend Per Depositary Share	Earliest Redemption Date
Series E	5.700%	May 2013	11,500,000	$287,500	$9,856	$1.425000	May 2018
Series F	5.200%	October 2016	13,800,000	345,000	10,897	1.300000	October 2021

(1)	Holders are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends.

(2)
Representing 1/100th of a preferred share. Series E issuance included 1,500,000 depositary shares in connection with the underwriters' over-allotment. Series F issuance included 1,800,000 depositary shares in connection with the underwriters' over-allotment.

(3)	Consisting primarily of underwriting commissions and fees, rating agency fees, legal and accounting fees and printing expenses.
The Preferred Stock Shares underlying the depositary shares rank senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Preferred Stock Shares have no maturity date and will remain outstanding unless redeemed. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Preferred Stock Shares, NNN may redeem the Preferred Stock Shares underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Preferred Stock Shares into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 13, 2018, the Series E and Series F Preferred Stock Shares were not redeemable or convertible.
In February 2017, NNN redeemed all outstanding depositary shares (11,500,000) representing interests in its 6.625% Series D Preferred Stock. The Series D Preferred Stock was redeemed at $25.00 per depositary share, plus all accrued and unpaid dividends through the redemption date, for an aggregate redemption price of $25.3128472 per depositary share. The excess carrying amount of preferred stock redeemed over the cash paid to redeem the preferred stock was $9,855,000 of issuance costs.

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

	2017	2016	2015
Shares of common stock	229,696	187,626	196,584
Net proceeds	$9,391	$8,340	$7,182
At The Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2016 ATM	2015 ATM	2013 ATM
Established date	March 2016	February 2015	March 2013
Termination date	March 2019	March 2016	February 2015
Total allowable shares	12,000,000	10,000,000	9,000,000
Total shares issued as of December 31, 2017	10,044,656	9,852,465	6,252,812
The following table outlines the common stock issuances pursuant to NNN's ATM equity program (dollars in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Shares of common stock	5,821,366	5,716,222	8,573,533
Average price per share (net)	$41.88	$46.48	$37.45
Net proceeds	$243,822	$265,696	$321,067
Stock issuance costs(1)	$3,782	$4,266	$4,016
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Note 9 – Employee Benefit Plan:
Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of NNN. The Retirement Plan permits participants to defer a portion of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN generally matches 60 percent of the first eight percent of a participant’s contributions. Additionally, NNN may make discretionary contributions. NNN’s contributions to the Retirement Plan for the years ended December 31, 2017, 2016 and 2015 totaled $514,000, $491,000 and $474,000, respectively.

Note 10 – Dividends:
The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2017	2016	2015
Dividends	$277,120	$257,007	$228,699
Per share	1.860	1.780	1.710

On January 16, 2018, NNN declared a dividend of $0.475 per share, payable February 15, 2018, to its common stockholders of record as of January 31, 2018.
The following presents the characterization for tax purposes of common stock dividends per share paid to stockholders for the years ended December 31:

	2017	2016	2015
Ordinary dividends	$1.559781	$1.513705	$1.363294
Qualified dividends	—	—	0.019005
Capital gain	0.035041	—	0.007806
Unrecaptured Section 1250 Gain	0.012194	—	0.011055
Nontaxable distributions	0.252984	0.266295	0.308840
	$1.860000	$1.780000	$1.710000
The following presents the characterization for tax purposes of Series D, E and F Preferred Stock dividends per share and dividends declared and paid to stockholders for the year ended December 31:

	Series F(3)		Series E(2)			Series D(1)
	2017	2016	2017	2016	2015	2017	2016	2015
Ordinary dividends	$1.261789	$0.231111	$1.383115	$1.425000	$1.385670	$0.303652	$1.656250	$1.610538
Qualified dividends	—	—	—	—	0.020141	—	—	0.023409
Capital gain	0.028345	—	0.031071	—	0.007937	0.006821	—	0.009225
Unrecaptured Section 1250 Gain	0.009866	—	0.010814	—	0.011252	0.002374	—	0.013078
Dividend paid per share	$1.300000	$0.231111	$1.425000	$1.425000	$1.425000	$0.312847	$1.656250	$1.656250

Dividends declared and paid	$17,940	$3,189	$16,387	$16,387	$16,387	$3,598	$19,047	$19,047
(1) The Series D Preferred Stock was redeemed in February 2017. The dividends paid in 2017 include accumulated and unpaid dividends through the redemption date.
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
NNN treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between NNN’s effective tax rates for the years ended December 31, 2017, 2016 and 2015, and the statutory rates relate to state taxes and nondeductible expenses.
At the close of business on December 31, 2015, NNN elected to revoke its election to classify the TRS as taxable REIT subsidiaries. This TRS Revocation Election resulted in an additional tax expense of approximately $9,607,000 for 2015.

The significant components of the net deferred income tax asset consist of the following at December 31 (dollars in thousands):

	2017	2016
Deferred tax assets:
Capital loss carryforward	$—	$830
Net operating loss carryforward	3,899	5,088
	3,899	5,918
Valuation allowance	(3,858)	(5,743)
Total deferred tax assets	41	175

Deferred tax liabilities:
Built-in gain	(41)	(175)
Total deferred tax liabilities	(41)	(175)

Net deferred tax asset	$—	$—

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by NNN’s taxable REIT subsidiaries. The net operating loss carryforwards begin to expire in 2028. Due to the revocation of the TRS election, management believes it is unlikely that NNN will realize all of the benefits of these deductible differences that existed as of December 31, 2017 and 2016.
The decrease in the valuation allowance for the year ended December 31, 2017, was $1,885,000. The increase in the valuation allowance for the years ended December 31, 2016 and 2015, was $77,000 and $5,047,000, respectively.
The income tax benefit (expense) consists of the following components for the years ended December 31 (dollars in thousands):

	2017	2016	2015
Net earnings before income taxes	$264,973	$239,500	$208,511
Provision for income tax benefit (expense):
Current:
Federal	—	—	(58)
State and local	—	—	(129)
Deferred:
Federal	—	—	(8,935)
State and local	—	—	(1,553)
Total expense for income taxes	—	—	(10,675)
Net earnings attributable to NNN’s stockholders	$264,973	$239,500	$197,836

The total income tax benefit (expense) differs from the amount computed by applying the statutory federal tax rate to net earnings before taxes as follows for the years ended December 31 (dollars in thousands):

	2017	2016	2015
Federal expense at statutory tax rate	$—	$—	$(70,894)
Nontaxable income of NNN	—	—	69,651
State taxes, net of federal benefit	—	—	(141)
Expiration of built-in gain tax	—	—	316
Loss carryforwards increase (decrease) (2)	(2,019)	55	—
Built-in gain tax liability (1), (2)	134	22	(197)
TRS Revocation Election (1)	—	—	(4,363)
Valuation allowance (increase) decrease (1), (2)	1,885	(77)	(5,047)
Total tax expense	$—	$—	$(10,675)
(1) The change for the year ended December 31, 2015, is due to TRS Revocation Election.
(2) The change for the year ended December 31, 2017, includes an amount attributable to the federal tax rate change within the Tax Cuts and Jobs Act signed into law on December 22, 2017. The net income statement effect of the federal rate change is zero.
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
NNN has had no unrecognized tax benefits during any of the years presented. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses. The periods that remain open under federal statute are 2014 through 2017. NNN also files in many states with varying open years under statute.

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
The following table outlines NNN's derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated	Fair Value Deferred In Other Comprehensive Income(1)
June 2011	Two treasury locks	$150,000	$5,300	$5,218
April 2013	Four forward starting swaps	240,000	3,156	3,141
May 2014	Three forward starting swaps	225,000	6,312	6,312
October 2015	Four forward starting swaps	300,000	13,369	13,369
December 2016	Two forward starting swaps	180,000	(13,352)	(13,345)
September 2017	Two forward starting swaps	250,000	7,690	7,688
(1) The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
As of December 31, 2017, $14,655,000 remains in other comprehensive income related to the effective portion of NNN’s previously interest rate hedges. During the years ended December 31, 2017, 2016 and 2015, NNN reclassified $1,932,000, $2,802,000 and $1,902,000, respectively, out of other comprehensive income as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $2,139,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2017.

Note 13 – Performance Incentive Plan:
In May 2017, NNN filed a registration statement on Form S-8 with the Commission which permits the issuance of up to 1,800,000 shares of common stock pursuant to NNN’s 2017 Performance Incentive Plan (the “2017 Plan”). The 2017 Plan replaced NNN’s previous 2007 Performance Incentive Plan. The 2017 Plan allows NNN to award or grant to key employees, directors and persons performing consulting or advisory services for NNN or its affiliates, stock options, stock awards, stock appreciation rights, Phantom Stock Awards, Performance Awards and Leveraged Stock Purchase Awards, each as defined in the 2017 Plan.

There were no stock options outstanding or exercisable at December 31, 2017.

Pursuant to the 2017 Plan, NNN has granted and issued shares of restricted stock to certain officers and key associates of NNN. The following summarizes the restricted stock activity for the year ended December 31, 2017:

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	871,718	$38.88
Restricted shares granted	292,968	43.61
Restricted shares vested	(410,497)	35.80
Restricted shares forfeited	(11,356)	33.42
Restricted shares repurchased	(7,510)	30.80
Non-vested restricted shares, December 31	735,323	42.65
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
During the years ended December 31, 2017 and 2016, NNN granted 169,495 and 142,199, respectively, performance based shares subject to its total stockholder return after a three year period relative to its peers. The shares were granted to certain executive officers and had weighted average grant price of $43.73 and $44.70, respectively, per share. Once the performance criteria are met and the actual number of shares earned is determined, the shares vest immediately. For the 2017 and 2016 grants, the conditions are based on market conditions, and the fair value was determined at the grant date (for a fair value share price of $25.77 and $34.60, respectively). Compensation expense is recognized over the requisite service period for both grants.
The following summarizes other grants made during the year ended December 31, 2017, pursuant to the 2017 Plan.

	Shares	Weighted Average Share Price
Other share grants under the 2017 Plan:
Directors’ fees	14,007	$40.09
Deferred directors’ fees	21,329	40.31
	35,336	40.22
Shares available under the 2017 Plan for grant, end of period	1,733,296

The total compensation expense for share-based payments for the years ended December 31, 2017, 2016 and 2015 totaled $12,971,000, $10,758,000 and $9,671,000, respectively. At December 31, 2017, NNN had $10,542,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2017 Plan. This cost is expected to be recognized over a weighted average period of 2.4 years. In addition, NNN recognized no performance based long-term incentive cash compensation expense for the years ended December 31, 2017, 2016 and 2015.

Note 14 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages and notes receivable and mortgages payable at December 31, 2017 and 2016, approximate fair value based upon current market prices of comparable instruments (Level 3). At December 31, 2017 and 2016, the carrying value and fair value of NNN’s notes payable net of unamortized discount and excluding debt costs, was $2,507,106,000 and $2,367,102,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 15 – Quarterly Financial Data (unaudited):
The following table outlines NNN’s quarterly financial data (dollars in thousands, except per share data):

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues as originally reported	$141,569	$145,587	$147,769	$150,330
Net earnings	73,648	58,409	61,129	72,185
Net earnings attributable to NNN	73,657	58,028	61,120	72,168
Net earnings per share(1):
Basic	$0.35	$0.33	$0.35	$0.42
Diluted	0.35	0.33	0.35	0.42

2016
Revenues as originally reported	$126,999	$130,998	$134,558	$141,261
Net earnings	70,676	51,933	50,772	66,126
Net earnings attributable to NNN	70,683	51,942	50,784	66,092
Net earnings per share(1):
Basic	$0.44	$0.30	$0.29	$0.37
Diluted	0.44	0.30	0.28	0.37

(1)	Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount.

Note 16 – Segment Information:

For the years ended December 31, 2017, 2016 and 2015, NNN’s operations are reported within one business segment in the consolidated financial statements and all properties are part of the Properties or Property Portfolio.

Note 17 – Major Tenants:
As of December 31, 2017, NNN had no tenants that accounted for ten percent or more of its rental and earned income.

Note 18 – Commitments and Contingencies:
A summary of NNN's commitments are included in Note 2 – Real Estate.
In the ordinary course of its business, NNN is a party to various other legal actions which management believes are routine in nature and incidental to the operation of the business of NNN. Management does not believe that any of these proceedings are material to NNN's consolidated financial statements.

Note 19 – Subsequent Events:
NNN reviewed all subsequent events and transactions that have occurred after December 31, 2017, the date of the consolidated balance sheet.
In February 2018, the Company entered into two forward starting swaps with an aggregate notional amount of $250,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward starting swaps were each designated as a cash flow hedge.
There were no other reportable subsequent events or transactions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.
NNN carried out an assessment as of December 31, 2017, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Rules adopted by the Securities and Exchange Commission (the “Commission”) require NNN to present the conclusions of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer about the effectiveness of NNN’s disclosure controls and procedures and the conclusions of NNN’s management about the effectiveness of NNN’s internal control over financial reporting as of the end of the period covered by this annual report.
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
Assessment of Effectiveness of Disclosure Controls and Procedures.
Based upon the assessments, NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of December 31, 2017, NNN’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting.
Management, including NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework to assess the effectiveness of NNN’s internal control over financial reporting. Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, NNN’s internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm.
Ernst & Young LLP, NNN’s independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and in connection therewith has issued an attestation report on NNN’s effectiveness of internal control over financial reporting as of December 31, 2017, which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2017, there were no changes in NNN’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, NNN’s internal control over financial reporting.
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
Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the section thereof captioned “Security Ownership”, and such information is incorporated herein by reference.

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
Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the section thereof captioned “Audit Committee Report” and “Proposal III: Ratification of Ernst & Young LLP as the Independent Registered Public Accounting Firm”, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		The following documents are filed as part of this report

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	37

		Consolidated Balance Sheets as of December 31, 2017 and 2016	39

		Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015	40

		Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015	42

		Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	45

		Notes to Consolidated Financial Statements	47

	(2)	Financial Statement Schedules

		Schedule III – Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2017

		Schedule IV – Mortgage Loans on Real Estate and Notes as of December 31, 2017

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

4.6
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.7
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.800% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.8
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.9
Form of Twelfth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.300% Notes due 2023 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.1
Form of 3.300% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.11
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

4.13
Form of Thirteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.900% Notes due 2024 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.14
Form of 3.900% Notes due 2024 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.15
Form of Fourteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.000% Notes due 2025 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

4.16
Form of 4.000% Notes due 2025 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

4.17
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

4.19
Form of Fifteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.60% Notes due 2026 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.20
Form of 3.60% Notes due 2026 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.21
Form of Sixteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.50% Notes due 2027 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 19, 2017, and incorporated herein by reference).

4.22
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

10.27
Third Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2017, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017, and incorporated herein by reference).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Registered Public Accounting Firm

	23.1	Ernst & Young LLP dated February 13, 2018 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).
101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2017, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February, 2018.

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

Signature	Title	Date

/s/ Julian E. Whitehurst	Chief Executive Officer, President and Director	February 13, 2018
Julian E. Whitehurst

/s/ Robert C. Legler	Chairman of the Board	February 13, 2018
Robert C. Legler

/s/ Pamela K. Beall	Director	February 13, 2018
Pamela K. Beall

/s/ Steven D. Cosler	Director	February 13, 2018
Steven D. Cosler

/s/ Don DeFosset	Director	February 13, 2018
Don DeFosset

/s/ David M. Fick	Director	February 13, 2018
David M. Fick

/s/ Edward J. Fritsch	Director	February 13, 2018
Edward J. Fritsch

/s/ Sam L. Susser	Director	February 13, 2018
Sam L. Susser

/s/ Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial Officer), Executive Vice President, Assistant Secretary and Treasurer	February 13, 2018
Kevin B. Habicht

/s/ Michelle L. Miller	Chief Accounting Officer (Principal Accounting Officer) and Executive Vice President	February 13, 2018
Michelle L. Miller

Exhibit Index

3.	Articles of Incorporation and Bylaws

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

4.6
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.7
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.800% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.8
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.9
Form of Twelfth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.300% Notes due 2023 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.10
Form of 3.300% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.11
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

4.13
Form of Thirteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.900% Notes due 2024 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.14
Form of 3.900% Notes due 2024 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.15
Form of Fourteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.000% Notes due 2025 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

4.16
Form of 4.000% Notes due 2025 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

4.17
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

4.19
Form of Fifteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.60% Notes due 2026 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.20
Form of 3.60% Notes due 2026 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.21
Form of Sixteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.50% Notes due 2027 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 19, 2017, and incorporated herein by reference).

4.22
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

10.27
Third Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2017, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017, and incorporated herein by reference).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Registered Public Accounting Firm

	23.1	Ernst & Young LLP dated February 13, 2018 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2017, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2017
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
7-Eleven:
Tampa, FL	$—	$1,081	$917	$—	$—	$1,070	$917	$1,987	$431	1999	12/98	(g)	40
Austin, TX	—	259	1,361	—	—	259	1,361	1,620	333	1985	11/11		25
Austin, TX	—	900	3,571	—	—	900	3,571	4,471	625	2004	11/11		35
Austin, TX	—	1,101	2,987	—	—	1,101	2,987	4,088	523	2006	11/11		35
Beaumont, TX	—	115	1,543	—	—	115	1,543	1,658	315	1996	11/11		30
Beaumont, TX	—	239	2,031	—	—	239	2,031	2,270	355	2002	11/11		35
Beaumont, TX	—	124	2,968	—	—	124	2,968	3,092	606	1996	11/11		30
Bloomington, TX	—	38	3,093	—	—	38	3,093	3,131	758	1985	11/11		25
Bryan, TX	—	479	3,561	—	—	479	3,561	4,040	727	2000	11/11		30
Canyon Lake, TX	—	144	1,830	—	—	144	1,830	1,974	448	1977	11/11		25
Cedar Park, TX	—	833	1,705	—	—	833	1,705	2,538	298	2002	11/11		35
College Station, TX	—	393	3,342	—	—	393	3,342	3,735	682	2000	11/11		30
Corpus Christi, TX	—	661	2,624	—	—	661	2,624	3,285	536	1999	11/11		30
Corpus Christi, TX	—	383	3,093	—	—	383	3,093	3,476	541	2006	11/11		35
Corpus Christi, TX	—	450	1,370	—	—	450	1,370	1,820	280	1996	11/11		30
Corpus Christi, TX	—	412	2,356	—	—	412	2,356	2,768	481	1999	11/11		30
Edinburg, TX	—	431	2,193	—	—	431	2,193	2,624	448	1999	11/11		30
Edna, TX	—	67	1,897	—	—	67	1,897	1,964	465	1976	11/11		25
Harlingen, TX	—	230	2,356	—	—	230	2,356	2,586	481	2000	11/11		30
Kingsland, TX	—	153	2,691	—	—	153	2,691	2,844	659	1972	11/11		25
Kingsville, TX	—	163	1,485	—	—	163	1,485	1,648	364	1990	11/11		25
Laredo, TX	—	938	5,829	—	—	938	5,829	6,767	1,190	1995	11/11		30
Laredo, TX	—	441	1,935	—	—	441	1,935	2,376	339	2002	11/11		35
Laredo, TX	—	335	2,509	—	—	335	2,509	2,844	512	1999	11/11		30
Laredo, TX	—	412	1,476	—	—	412	1,476	1,888	301	2001	11/11		30
Laredo, TX	—	421	3,016	—	—	421	3,016	3,437	616	1998	11/11		30
Mercedes, TX	—	556	1,523	—	—	556	1,523	2,079	311	1998	11/11		30
Palacios, TX	—	29	1,667	—	—	29	1,667	1,696	409	1984	11/11		25
Pflugerville, TX	—	996	2,336	—	—	996	2,336	3,332	409	2002	11/11		35
Portland, TX	—	488	4,710	—	—	488	4,710	5,198	962	1999	11/11		30
Rio Bravo, TX	—	355	1,351	—	—	355	1,351	1,706	236	2002	11/11		35
Rockport, TX	—	660	4,269	—	—	660	4,269	4,929	747	2008	11/11		35
Round Rock, TX	—	661	1,140	—	—	661	1,140	1,801	233	2000	11/11		30
San Antonio, TX	—	441	1,313	—	—	441	1,313	1,754	268	1999	11/11		30
San Juan, TX	—	565	1,179	—	—	565	1,179	1,744	241	1999	11/11		30
Victoria, TX	—	431	2,298	—	—	431	2,298	2,729	469	1986	11/11		30
Victoria, TX	—	259	2,346	—	—	259	2,346	2,605	479	1984	11/11		30
West Orange, TX	—	220	2,088	—	—	220	2,088	2,308	426	1993	11/11		30
Winnie, TX	—	115	4,566	—	—	115	4,566	4,681	799	2002	11/11		35
Austin, TX	—	612	3,061	—	—	612	3,061	3,673	617	1999	12/11		30
Austin, TX	—	756	2,870	—	—	756	2,870	3,626	578	1999	12/11		30
Austin, TX	—	679	1,905	—	—	679	1,905	2,584	384	1999	12/11		30
Austin, TX	—	861	3,004	—	—	861	3,004	3,865	605	2001	12/11		30
Austin, TX	—	775	4,677	—	—	775	4,677	5,452	942	1996	12/11		30
Austin, TX	—	689	1,732	—	—	689	1,732	2,421	349	1999	12/11		30
Austin, TX	—	880	1,790	—	—	880	1,790	2,670	360	1998	12/11		30
Austin, TX	—	1,215	4,524	—	—	1,215	4,524	5,739	781	2004	12/11		35
Austin, TX	—	938	1,436	—	—	938	1,436	2,374	289	1998	12/11		30
Austin, TX	—	488	2,163	—	—	488	2,163	2,651	436	2000	12/11		30
Austin, TX	—	612	2,775	—	—	612	2,775	3,387	559	1999	12/11		30
Cedar Park, TX	—	536	1,914	—	—	536	1,914	2,450	385	1999	12/11		30
San Antonio, TX	—	469	2,727	—	—	469	2,727	3,196	549	1998	12/11		30
San Antonio, TX	—	632	1,991	—	—	632	1,991	2,623	401	2001	12/11		30
San Antonio, TX	—	545	3,148	—	—	545	3,148	3,693	634	1999	12/11		30
San Antonio, TX	—	603	2,048	—	—	603	2,048	2,651	412	1999	12/11		30
San Antonio, TX	—	679	2,937	—	—	679	2,937	3,616	592	1999	12/11		30
San Antonio, TX	—	631	2,851	—	—	631	2,851	3,482	574	1999	12/11		30
San Antonio, TX	—	909	1,359	—	—	904	1,359	2,263	274	1999	12/11		30
San Antonio, TX	—	919	2,344	—	—	919	2,344	3,263	405	2002	12/11		35
San Antonio, TX	—	411	2,555	—	—	411	2,555	2,966	515	1999	12/11		30
San Antonio, TX	—	412	2,010	—	—	412	2,010	2,422	405	1999	12/11		30
San Antonio, TX	—	517	2,670	—	—	517	2,670	3,187	538	1999	12/11		30
San Antonio, TX	—	947	2,535	—	—	947	2,535	3,482	511	1999	12/11		30
San Antonio, TX	—	899	2,593	—	—	899	2,593	3,492	448	2002	12/11		35
San Antonio, TX	—	766	1,474	—	—	766	1,474	2,240	297	1999	12/11		30
San Antonio, TX	—	985	3,253	—	—	976	3,253	4,229	655	1999	12/11		30
Universal City, TX	—	699	1,675	—	—	699	1,675	2,374	337	2001	12/11		30
Belpre, OH	—	408	759	—	—	408	759	1,167	105	1990	07/14		25
Charleston, WV	—	689	974	—	—	689	974	1,663	112	1970	07/14		30
Charleston, WV	—	549	729	—	—	549	729	1,278	84	1995	07/14		30
Clarksburg, WV	—	390	613	—	—	390	613	1,003	85	1978	07/14		25
Mannington, WV	—	218	745	—	—	218	745	963	86	1996	07/14		30
N. Belle Vernon, PA	—	438	1,165	—	—	438	1,165	1,603	161	1996	07/14		25
New Castle, PA	—	292	617	—	—	292	617	909	71	1983	07/14		30
Parkersburg, WV	—	298	782	—	—	298	782	1,080	108	1988	07/14		25
Parkersburg, WV	—	422	739	—	—	422	739	1,161	85	1985	07/14		30
Weston, WV	—	114	583	—	—	114	583	697	67	1995	07/14		30

Aaron's:
Memphis, TN	—	820	—	2,598	—	820	2,598	3,418	1,242	1998	12/97	(g)	40

Academy:
Franklin, TN	—	1,807	2,108	—	—	1,589	2,108	3,697	881	1999	06/05		30
Baton Rouge, LA	—	1,511	4,861	—	—	1,511	4,861	6,372	89	2003	07/17		25

Ace Hardware and Lighting:
Bourbonnais, IL	—	298	1,329	—	—	298	1,329	1,627	585	1997	11/98		37

Advance Auto Parts:
Miami, FL	—	867	—	1,035	—	867	1,035	1,902	325	2005	12/04	(g)	40
Richmond, VA	—	193	1,268	—	—	193	1,268	1,461	164	2008	02/14		30

Adventure Landing:
Jacksonville Beach, FL	—	3,615	5,636	—	—	3,615	5,636	9,251	2,148	1995	04/11		30
Jacksonville, FL	—	721	861	—	—	721	861	1,582	465	1983	04/11		25
Raleigh, NC	—	1,841	3,124	—	—	1,841	3,124	4,965	1,149	1989	04/11		25
St. Augustine, FL	—	797	289	—	—	797	289	1,086	227	1999	04/11		30
Tonawanda, NY	—	205	927	—	—	205	927	1,132	491	1991	04/11		25

Affordable Care:
Asheville, NC	—	467	576	—	—	467	576	1,043	66	2005	07/14		30
Conover, NC	—	187	623	—	—	187	623	810	72	2002	07/14		30
Poland, OH	—	231	650	—	—	231	650	881	90	2001	07/14		25
Wilmington, NC	—	398	565	—	—	398	565	963	65	2002	07/14		30

Ajuua Mexican Restaurant:
Aurora, CO	—	1,168	1,105	22	—	1,168	1,127	2,295	464	2000	06/05		30

Aldi:
Cutler Bay, FL	—	989	1,479	205	—	989	1,684	2,673	845	1995	06/96		40

All Star Sports:
Wichita, KS	—	3,275	1,631	167	—	3,275	1,798	5,073	459	1988	05/07		40
Wichita, KS	—	1,551	965	152	—	1,551	1,117	2,668	280	1987	05/07		40

Amazing Jake's:
Plano, TX	—	5,705	17,049	18	—	5,705	17,067	22,772	4,610	1982	07/08		35

AMC Theatres:
Bloomington, IN	—	2,338	4,000	—	—	2,338	4,000	6,338	1,647	1987	09/07		25
Brighton, CO	—	1,070	5,491	3,000	—	1,070	8,491	9,561	1,510	2005	09/07		40
Castle Rock, CO	—	2,905	5,002	—	—	2,905	5,002	7,907	1,287	2005	09/07		40
Evansville, IN	—	1,300	4,269	3,400	—	1,300	7,669	8,969	1,414	1999	09/07		35
Galesburg, IL	—	1,205	2,441	—	—	1,205	2,441	3,646	628	2003	09/07		40
Machesney Park, IL	—	3,018	8,770	—	—	3,018	8,770	11,788	2,256	2005	09/07		40
Michigan City, IN	—	1,996	8,422	—	—	1,996	8,422	10,418	2,167	2005	09/07		40
Muncie, IN	—	1,243	5,512	1,200	—	1,243	6,712	7,955	1,426	2005	09/07		40
Naperville, IL	—	6,141	11,624	—	—	6,141	11,624	17,765	2,991	2006	09/07		40
New Lenox, IL	—	6,778	10,980	—	—	6,778	10,980	17,758	2,825	2004	09/07		40
Chicago, IL	—	7,257	10,955	—	—	7,257	10,955	18,212	2,727	2007	01/08		40
Johnson Creek, WI	—	1,433	3,932	—	—	1,433	3,932	5,365	1,119	1997	01/08		35
Lake Delton, WI	—	2,063	8,366	—	—	2,063	8,366	10,429	2,380	1999	01/08		35
Quincy, IL	—	1,297	2,850	—	—	1,297	2,850	4,147	811	1982	01/08		35
Schererville, IN	—	6,619	14,225	—	—	6,619	14,225	20,844	4,722	1996	01/08		30
West Jordan, UT	—	3,302	245	3,117	—	3,302	3,362	6,664	213	2015	05/15	(m)	30

American Auto Auction:
El Paso, TX	—	2,858	1,133	—	—	2,858	1,133	3,991	70	1987	06/16		25
Jenison, MI	—	1,334	3,513	—	—	1,334	3,513	4,847	170	1984	10/16		25
Lubbock, TX	—	301	1,507	—	—	301	1,507	1,808	68	1980	11/16		25

American Family Care:
Mobile, AL	—	843	562	348	—	843	910	1,753	295	1997	12/01		40
Alcoa, TN	—	1,221	—	1,730	—	1,221	1,730	2,951	186	2013	12/12	(m)	40
Cullman, AL	—	541	—	1,517	—	541	1,517	2,058	160	2013	12/12	(m)	40
Decatur, AL	—	460	1,283	—	—	460	1,283	1,743	185	2010	12/12		35
Nashville, TN	—	377	—	1,403	—	377	1,403	1,780	142	2013	12/12	(m)	40
Pace, FL	—	738	—	1,459	—	738	1,459	2,197	153	2013	12/12	(m)	40
Woodstock, GA	—	563	—	1,653	—	563	1,653	2,216	160	2014	12/12	(m)	40
Fairhope, AL	—	(l)	1,929	—	—	(l)	1,929	1,929	235	2012	02/13		40
Dothan, AL	—	667	—	1,400	—	667	1,400	2,067	150	2013	02/13	(m)	40
Auburn, AL	—	663	—	1,835	—	663	1,835	2,498	185	2013	03/13	(m)	40
Milton, GA	—	577	1,526	—	—	577	1,526	2,103	183	2012	03/13		40
Roswell, GA	—	814	—	1,851	—	816	1,851	2,667	156	2014	04/13	(m)	40
Marietta, GA	—	432	—	1,846	—	432	1,846	2,278	179	2014	04/13	(m)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Mt. Juliet, TN	—	875	1,566	—	—	875	1,566	2,441	175	2013	07/13		40
Chattanooga, TN	—	469	—	1,626	—	469	1,626	2,095	157	2014	07/13	(m)	40
Columbus, GA	—	550	—	1,520	—	550	1,520	2,070	147	2014	07/13	(m)	40
Birmingham, AL	—	445	—	1,640	—	445	1,640	2,085	162	2005	08/13	(o)	40
Hendersonville, TN	—	660	1,640	—	—	660	1,640	2,300	169	2013	11/13		40
Calera, AL	—	606	—	1,673	—	606	1,673	2,279	145	2014	12/13	(m)	40
Spring Hill, TN	—	589	—	1,718	—	589	1,718	2,307	138	2014	02/14	(m)	40
Athens, AL	—	497	—	1,834	—	497	1,834	2,331	139	2014	03/14	(m)	40
Panama City Beach, FL	—	995	—	1,745	—	995	1,745	2,740	136	2014	04/14	(m)	40
Gadsden, AL	—	527	—	1,565	—	527	1,565	2,092	119	2014	05/14		40
Knoxville, TN	—	2,021	—	2,014	—	2,021	2,014	4,035	120	2015	08/14	(m)	40
Fort Oglethorpe, GA	—	736	—	1,832	—	736	1,832	2,568	120	2015	08/14	(m)	40
Enterprise, AL	—	570	—	1,703	—	570	1,703	2,273	94	2015	01/15	(m)	40

American Freight:
Glen Allen, VA	—	889	1,948	—	—	889	1,948	2,837	1,051	1996	05/96		40

American Retail Service:
Lincoln City, OR	—	1,099	1,560	—	—	1,099	1,560	2,659	315	1973	12/12		25
Salem, OR	—	433	1,627	735	—	433	2,362	2,795	349	1999	12/12	(o)	40
Yuma, AZ	—	1,118	1,878	—	—	1,118	1,878	2,996	379	1987	12/12		25

Amoco:
Miami, FL	—	969	—	—	—	969	(i)	969	(i)	(i)	05/03		(i)
Sunrise, FL	—	949	—	—	—	949	(i)	949	(i)	(i)	06/03		(i)
Deerfield Beach, FL	—	770	274	26	—	770	300	1,070	86	1980	12/05		40

Amscot:
Tampa, FL	—	1,160	352	—	—	1,160	352	1,512	108	1981	10/05		40
Orlando, FL	—	764	—	891	—	764	891	1,655	256	2006	12/05		40
Orlando, FL	—	664	1,011	—	—	664	983	1,647	279	2006	12/05	(g)	40
Orlando, FL	—	358	—	900	—	358	900	1,258	260	2006	02/06	(g)	40
Orlando, FL	—	546	—	872	—	546	872	1,418	255	2006	02/06	(g)	40
Clearwater, FL	—	456	332	—	—	456	332	788	94	1967	09/06		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Applebee's:
Ballwin, MO	—	1,496	1,404	47	—	1,496	1,450	2,946	565	1995	12/01	40
Cincinnati, OH	—	312	898	—	—	312	898	1,210	221	2002	08/10	30
Crestview Hills, KY	—	1,069	1,367	—	—	1,069	1,367	2,436	403	1993	08/10	25
Danville, KY	—	641	1,645	—	—	641	1,645	2,286	404	2003	08/10	30
Florence, KY	—	1,075	1,488	—	—	1,075	1,488	2,563	439	1988	08/10	25
Frankfort, KY	—	862	1,610	—	—	862	1,610	2,472	396	1993	08/10	30
Georgetown, KY	—	809	1,437	—	—	809	1,437	2,246	353	2001	08/10	30
Hilliard, OH	—	808	1,846	—	—	808	1,846	2,654	454	1998	08/10	30
Maysville, KY	—	513	1,387	—	—	513	1,387	1,900	292	2005	08/10	35
Nicholasville, KY	—	454	1,077	—	—	454	1,077	1,531	265	2000	08/10	30
Troy, OH	—	645	862	—	—	645	862	1,507	254	1996	08/10	25
Grove City, OH	—	511	1,415	—	—	511	1,415	1,926	340	1990	10/10	30
Kettering, OH	—	359	1,043	—	—	359	1,043	1,402	215	2005	10/10	35
Mesa, AZ	—	974	1,514	—	—	974	1,514	2,488	364	1992	10/10	30
Mt. Sterling, KY	—	510	1,392	—	—	510	1,392	1,902	287	2000	10/10	35
Phoenix, AZ	—	781	1,456	—	—	781	1,456	2,237	350	1995	10/10	30
Phoenix, AZ	—	458	1,099	—	—	458	1,099	1,557	226	2004	10/10	35
Angola, IN	—	478	1,533	—	—	478	1,533	2,011	151	2002	07/14	35

Arby's:
Colorado Springs, CO	—	206	534	—	—	206	534	740	214	1998	12/01	40
Thomson, GA	—	268	504	—	—	268	504	772	202	1997	12/01	40
Washington Courthouse, OH	—	157	546	—	—	157	546	703	219	1998	12/01	40
Whitmore Lake, MI	—	171	469	—	—	171	469	640	188	1993	12/01	40
Indianapolis, IN	—	285	686	—	—	285	686	971	79	1998	07/14	30
Indianapolis, IN	—	456	830	—	—	456	830	1,286	82	2005	07/14	35
Madison, GA	—	242	697	—	—	242	697	939	80	1985	02/15	25
Muncie, IN	—	400	876	—	—	400	876	1,276	82	1995	03/15	30
Gordonsville, TN	—	408	1,077	—	—	408	1,077	1,485	73	2009	12/15	30

ARCO ampm:
Casa Grande, AZ	—	2,340	1,894	83	—	2,340	1,905	4,245	532	1993	05/08	35
Gilbert, AZ	—	1,317	1,304	85	—	1,166	1,325	2,491	379	1996	05/08	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Globe, AZ	—	762	2,148	114	—	762	2,180	2,942	623	1998	05/08		35
Mesa, AZ	—	2,219	2,140	89	—	2,219	2,170	4,389	545	2000	05/08		40
Mesa, AZ	—	1,332	1,367	92	—	1,156	1,385	2,541	457	1986	05/08		30
Prescott, AZ	—	1,266	1,261	118	—	1,266	1,294	2,560	380	1997	05/08		35
Scottsdale, AZ	—	1,529	1,373	240	—	1,529	1,451	2,980	455	1999	05/08		35
Sedona, AZ	—	1,281	1,324	107	—	1,281	1,345	2,626	340	2000	05/08		40
Tucson, AZ	—	1,105	1,336	111	—	1,105	1,358	2,463	389	1992	05/08		35
Tucson, AZ	—	1,457	1,619	125	—	1,457	1,651	3,108	477	1995	05/08		35
Tucson, AZ	—	1,083	1,599	86	—	1,083	1,620	2,703	461	1992	05/08		35
Tucson, AZ	—	1,223	1,911	102	—	1,223	1,932	3,155	547	1996	05/08		35
Soldotna, AK	—	180	891	—	—	180	891	1,071	123	1985	07/14		25

Ashley Furniture:
Altamonte Springs, FL	—	2,906	4,877	315	—	2,906	5,192	8,098	2,612	1997	09/97		40
Florissant, MO	—	896	1,057	3,058	—	899	4,113	5,012	890	1996	04/03	(g)	40
Louisville, KY	—	1,667	4,989	—	—	1,667	4,989	6,656	1,596	2005	03/05		40

At Home:
Douglasville, GA	—	1,588	3,916	—	—	1,588	3,916	5,504	1,085	1987	06/12		20
Humble, TX	—	3,559	5,046	—	—	3,559	5,046	8,605	1,119	2001	06/12		25
Noblesville, IN	—	1,870	4,241	—	—	1,870	4,241	6,111	1,175	1995	06/12		20
Sandston, VA	—	1,972	6,599	—	—	1,972	6,599	8,571	1,463	1996	06/12		25
Greensboro, NC	—	2,121	6,460	—	—	2,121	6,460	8,581	1,086	1998	12/12		30
Greenville, SC	—	1,892	5,404	—	—	1,727	5,404	7,131	729	1996	08/14		25
Hilliard, OH	—	1,747	4,642	—	—	1,836	4,514	6,350	579	1994	10/14		25
San Antonio, TX	—	3,818	5,922	—	—	3,818	5,922	9,740	502	1999	06/15		30

AT&T:
Cincinnati, OH	—	297	443	347	—	312	775	1,087	296	1999	06/98		40

Auto Solution:
Albuquerque, NM	—	1,113	—	1,443	—	1,113	1,443	2,556	446	2005	04/04	(f)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
AutoZone:
Homestead, PA	—	500	—	105	—	605	(i)	605	(i)	(i)	02/97		(i)

Babies R Us:
Arlington, TX	—	831	2,612	—	—	831	2,612	3,443	1,404	1996	06/96		40

Bandana's BBQ:
St. Peters, MO	—	318	640	—	—	318	640	958	74	1981	02/15		25

BankUnited:
Orlando, FL	—	257	287	—	—	257	72	329	16	1988	07/92		30

Bar Louie:
Rochester, NY	—	792	1,535	204	—	792	1,739	2,531	417	1995	06/07		40

Barnes & Noble:
Brandon, FL	—	1,476	1,527	—	—	1,476	1,527	3,003	877	1995	08/94	(f)	40
Glendale, CO	—	3,245	2,722	—	—	3,245	2,722	5,967	1,582	1994	09/94		40
Houston, TX	—	3,308	2,396	—	—	3,308	2,396	5,704	1,333	1995	10/94	(f)	40
Plantation, FL	—	3,616	3,498	—	—	3,616	960	4,576	135	1996	05/95	(f)	30
Freehold, NJ (n)	—	2,917	2,261	—	—	2,917	2,261	5,178	1,239	1995	01/96		40
Dayton, OH	—	1,413	3,325	—	—	1,413	3,325	4,738	1,697	1996	05/97		40
Redding, CA	—	497	1,626	—	—	497	1,626	2,123	835	1997	06/97		40
Memphis, TN	—	1,574	2,242	—	—	1,574	2,242	3,816	780	1997	09/97		40
Marlton, NJ	—	2,831	4,319	—	—	2,709	4,319	7,028	2,065	1995	11/98		40

Batteries Plus Bulbs:
Sunrise, FL	—	287	424	41	—	287	465	752	148	1979	05/04		40

Bealls:
Sarasota, FL	—	1,078	1,795	90	—	1,078	1,885	2,963	655	1996	09/97		40

Beautiful America Dry Cleaners:
Orlando, FL	—	40	111	—	—	40	111	151	38	2001	02/04		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Bed Bath & Beyond:
Glen Allen, VA	—	1,184	2,843	179	—	1,184	3,021	4,205	1,150	1997	06/98		40
Glendale, AZ	—	1,082	—	2,758	—	1,082	2,758	3,840	1,273	1999	12/98	(g)	40
Midland, MI	—	231	—	2,705	—	231	2,705	2,936	753	2006	07/03		40
Colonie, NY	—	3,119	4,130	—	—	3,119	4,130	7,249	465	1967	08/14		30

Best Buy:
Brandon, FL	—	2,985	2,772	—	—	2,985	2,772	5,757	1,447	1996	02/97		40
Cuyahoga Falls, OH	—	3,709	2,359	—	—	3,709	2,359	6,068	1,212	1988	06/97		40
Rockville, MD	—	6,233	3,419	—	—	6,233	3,419	9,652	1,749	1995	07/97		40
Fairfax, VA	—	3,052	3,218	—	—	3,052	3,218	6,270	1,639	1995	08/97		40
St. Petersburg, FL	—	4,032	2,611	—	—	4,032	2,611	6,643	1,163	1997	09/97		35
North Fayette, PA	—	2,331	2,293	—	—	2,331	2,293	4,624	1,120	1997	06/98		40
Denver, CO	—	8,882	4,373	—	—	8,882	4,373	13,255	1,808	1991	06/01		40
Albuquerque, NM	—	2,157	3,132	—	—	2,157	3,132	5,289	788	1992	09/11		25
Arlington, TX	—	1,372	3,890	—	—	1,372	3,890	5,262	979	1991	09/11		25
Beaumont, TX (n)	—	614	2,177	—	—	614	2,177	2,791	685	1992	09/11		20
Fort Collins, CO	—	2,054	3,346	—	—	2,054	3,346	5,400	842	1992	09/11		25
Fort Worth, TX	—	687	2,177	—	—	687	2,177	2,864	457	1992	09/11		30
Houston, TX	—	1,409	3,095	—	—	1,409	3,095	4,504	649	1992	09/11		30
Matteson, IL	—	384	2,089	—	—	384	2,089	2,473	657	1992	09/11		20
Nashua, NH	—	1,028	7,052	—	—	1,028	7,052	8,080	1,479	1999	09/11		30
North Attleborough, MA	—	2,761	4,165	—	—	2,761	4,165	6,926	874	1999	09/11		30
Schaumburg, IL	—	3,170	4,784	—	—	3,170	4,784	7,954	1,505	1965	09/11		20
Virginia Beach, VA	—	3,140	4,276	—	—	3,140	4,276	7,416	897	1999	09/11		30

Big Lots:
Dover, NJ	—	1,138	3,238	732	—	1,138	3,970	5,108	1,703	1995	11/98		40

BJ's Wholesale Club:
Orlando, FL	—	3,271	8,627	357	—	3,258	8,963	12,221	3,069	2001	02/04		40
Fairfax, VA	—	6,792	14,941	—	—	6,792	14,941	21,733	3,134	1992	09/11		30
Hamilton, NJ	—	3,166	29,373	—	—	3,166	29,373	32,539	5,280	2002	09/11		35
Hialeah, FL	—	4,792	14,067	—	—	4,792	14,067	18,859	2,950	2000	09/11		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Roxbury, NJ	—	3,040	16,168	—	—	3,040	16,168	19,208	4,069	1993	09/11	25
W. Hartford, CT	—	2,846	14,299	—	—	2,846	14,299	17,145	2,999	1996	09/11	30
Cape Coral, FL	—	2,783	13,710	—	—	2,783	13,710	16,493	819	2005	03/16	30
Voorhees, NJ	—	3,103	14,055	—	—	3,103	14,055	17,158	800	2004	04/16	30

Blend Frozen Yogurt:
Lapeer, MI	—	63	457	—	—	63	436	499	115	2007	10/05	40

BMW:
Duluth, GA	—	4,434	4,080	6,559	—	4,504	10,639	15,143	3,298	1984	12/01	40

Bob Evans:
Amherst, NY	—	422	971	—	—	422	971	1,393	55	1994	04/16	30
Ashland, KY	—	383	913	—	—	383	913	1,296	52	2003	04/16	30
Avon, IN	—	432	609	—	—	414	609	1,023	35	2004	04/16	30
Baltimore, MD	—	1,138	196	—	—	1,138	196	1,334	11	1993	04/16	30
Batavia, NY	—	599	657	—	—	599	657	1,256	37	1996	04/16	30
Beachwood, OH	—	542	108	—	—	542	108	650	6	2004	04/16	30
Beavercreek, OH	—	570	334	—	—	570	334	904	19	2003	04/16	30
Beckley, WV	—	579	824	—	—	579	824	1,403	48	1992	04/16	30
Bel Air, MD	—	911	1,147	—	—	911	1,147	2,058	65	1995	04/16	30
Benton Harbor, MI	—	157	1,079	—	—	157	1,079	1,236	61	1989	04/16	30
Blue Springs, MO	—	550	462	—	—	550	462	1,012	26	1996	04/16	30
Brook Park, OH	—	570	570	—	—	570	570	1,140	32	2002	04/16	30
Camby, IN	—	510	932	—	—	510	932	1,442	53	2002	04/16	30
Canton, MI	—	804	589	—	—	804	589	1,393	34	2003	04/16	30
Canton, MI	—	776	167	—	—	776	167	943	10	2002	04/16	30
Chesterfield Twp, MI	—	746	491	—	—	746	491	1,237	28	2003	04/16	30
Chillicothe, OH	—	334	727	—	—	334	727	1,061	41	1995	04/16	30
Cincinnati, OH	—	500	1,323	—	—	500	1,323	1,823	75	1999	04/16	30
Cincinnati, OH	—	482	295	—	—	482	295	777	17	1997	04/16	30
Clarksville, IN	—	726	794	—	—	726	794	1,520	45	2000	04/16	30
Clearwater, FL	—	520	648	—	—	520	648	1,168	44	1986	04/16	25
Clermont, FL	—	1,011	49	—	—	1,011	49	1,060	3	2006	04/16	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Coldwater, MI	—	324	1,020	—	—	324	1,020	1,344	70	1995	04/16	25
Columbia, MO	—	491	521	—	—	491	521	1,012	30	1997	04/16	30
Columbus, IN	—	696	1,117	—	—	696	1,117	1,813	55	2005	04/16	35
Columbus, OH	—	647	1,010	—	—	647	1,010	1,657	58	1994	04/16	30
Columbus, OH	—	432	961	—	—	432	961	1,393	66	1985	04/16	25
Corning, NY	—	196	1,412	—	—	196	1,412	1,608	80	1996	04/16	30
Cross Lanes, WV	—	354	600	—	—	354	600	954	41	1987	04/16	25
Dearborn, MI	—	560	579	—	—	560	579	1,139	40	1984	04/16	25
Dublin, OH	—	804	559	—	—	804	559	1,363	32	1996	04/16	30
Dublin, OH	—	697	677	—	—	697	677	1,374	46	1985	04/16	25
Dunkirk, NY	—	392	1,353	—	—	392	1,353	1,745	77	1994	04/16	30
Englewood, OH	—	794	696	—	—	794	696	1,490	48	1985	04/16	25
Erie, PA	—	941	902	—	—	941	902	1,843	62	1990	04/16	25
Erie, PA	—	451	765	—	—	451	765	1,216	44	1998	04/16	30
Fairfield, OH	—	138	776	—	—	138	776	914	44	1999	04/16	30
Fayetteville, WV	—	392	1,285	—	—	392	1,285	1,677	73	2006	04/16	30
Festus, MO	—	451	1,020	—	—	451	1,020	1,471	70	1990	04/16	25
Fort Wayne, IN	—	795	451	—	—	795	451	1,246	26	1997	04/16	30
Fort Wayne, IN	—	765	716	—	—	736	716	1,452	41	2003	04/16	30
Franklin, IN	—	245	1,011	—	—	245	1,011	1,256	58	2003	04/16	30
Frederick, MD	—	491	491	—	—	491	491	982	28	1995	04/16	30
Gahanna, OH	—	755	1,176	—	—	755	1,176	1,931	67	1994	04/16	30
Gaylord, MI	—	618	922	—	—	618	922	1,540	52	1997	04/16	30
Greenfield, IN	—	246	766	—	—	246	766	1,012	44	1994	04/16	30
Greenwood, IN	—	481	883	—	—	481	883	1,364	50	2002	04/16	30
Groveport, OH	—	549	1,078	—	—	549	1,078	1,627	61	2003	04/16	30
Harborcreek, PA	—	510	609	—	—	510	609	1,119	35	2004	04/16	30
Heath, OH	—	363	1,323	—	—	363	1,323	1,686	90	1986	04/16	25
Hillsboro, OH	—	245	1,285	—	—	245	1,285	1,530	73	2004	04/16	30
Holland, OH	—	804	843	—	—	804	843	1,647	58	1987	04/16	25
Indianapolis, IN	—	765	765	—	—	765	765	1,530	52	1985	04/16	25
Indianapolis, IN	—	559	1,088	—	—	559	1,088	1,647	62	2001	04/16	30
Indianapolis, IN	—	569	1,157	—	—	569	1,157	1,726	66	2000	04/16	30
Jackson, MI	—	608	1,029	—	—	608	1,029	1,637	59	2002	04/16	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Jacksonville, FL	—	696	696	—	—	696	696	1,392	40	2002	04/16	30
Jamestown, NY	—	334	697	—	—	334	697	1,031	40	1995	04/16	30
Lakeland, FL	—	618	540	—	—	618	540	1,158	31	2005	04/16	30
Lancaster, PA	—	647	687	—	—	647	687	1,334	39	1997	04/16	30
Lansing, MI	—	588	873	—	—	588	873	1,461	50	2001	04/16	30
Laurel, MD	—	716	990	—	—	716	990	1,706	56	1998	04/16	30
Lewis Center, OH	—	608	1,049	—	—	608	1,049	1,657	60	2001	04/16	30
Lewisburg, WV	—	354	619	—	—	354	619	973	35	2003	04/16	30
Lexington, KY	—	432	619	—	—	432	619	1,051	35	2001	04/16	30
Linthicum Heights, MD	—	687	755	—	—	687	755	1,442	43	2004	04/16	30
Livonia, MI	—	716	755	—	—	716	755	1,471	52	1982	04/16	25
Logan, WV	—	314	1,285	—	—	314	1,285	1,599	73	1999	04/16	30
Logansport, IN	—	118	1,148	—	—	118	1,148	1,266	65	1994	04/16	30
London, OH	—	235	1,060	—	—	235	1,060	1,295	60	2004	04/16	30
Louisville, KY	—	815	432	—	—	815	432	1,247	25	2003	04/16	30
Madison Heights, MI	—	599	667	—	—	599	667	1,266	38	2000	04/16	30
Mansfield, OH	—	275	1,069	—	—	275	1,069	1,344	61	2005	04/16	30
Marion, IL	—	344	658	—	—	344	658	1,002	37	1997	04/16	30
Marion, IN	—	443	364	—	—	443	364	807	21	1996	04/16	30
Martinsburg, WV	—	815	491	—	—	815	491	1,306	28	1992	04/16	30
Maumee, OH	—	766	295	—	—	766	295	1,061	17	2000	04/16	30
Medina, OH	—	402	922	—	—	402	922	1,324	63	1988	04/16	25
Mentor, OH	—	667	1,039	—	—	667	1,039	1,706	59	1995	04/16	30
Merrillville, IN	—	942	422	—	—	942	422	1,364	24	2004	04/16	30
Moon Township, PA	—	452	521	—	—	452	521	973	36	1984	04/16	25
Morgantown, WV	—	1,000	990	—	—	1,000	990	1,990	56	1992	04/16	30
New Albany, OH	—	539	1,431	—	—	539	1,431	1,970	81	2002	04/16	30
New Castle, PA	—	461	912	—	—	461	912	1,373	52	2005	04/16	30
Ocala, FL	—	608	1,137	—	—	608	1,137	1,745	65	2000	04/16	30
Ocala, FL	—	853	706	—	—	853	706	1,559	40	2005	04/16	30
Oxford, OH	—	294	1,216	—	—	294	1,216	1,510	69	1994	04/16	30
Perrysburg, OH	—	559	990	—	—	559	990	1,549	68	1984	04/16	25
Perrysburg, OH	—	795	363	—	—	795	363	1,158	21	2001	04/16	30
Pickerington, OH	—	519	1,509	—	—	519	1,509	2,028	86	1999	04/16	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Pittsburgh, PA	—	491	687	—	—	491	687	1,178	47	1985	04/16		25
Port Orange, FL	—	648	491	—	—	648	491	1,139	28	2002	04/16		30
Powell, OH	—	824	706	—	—	824	706	1,530	40	2004	04/16		30
Princeton, WV	—	363	1,255	—	—	363	1,255	1,618	71	1998	04/16		30
Richmond, IN	—	363	1,001	—	—	363	1,001	1,364	49	2003	04/16		35
Rio Grande, OH	—	314	1,333	—	—	314	1,333	1,647	91	1962	04/16		25
Romulus, MI	—	902	628	—	—	902	628	1,530	43	1988	04/16		25
Saginaw, MI	—	648	481	—	—	648	481	1,129	33	1987	04/16		25
Salisbury, MD	—	913	471	—	—	913	471	1,384	27	1997	04/16		30
Somerset, KY	—	245	1,295	—	—	245	1,295	1,540	74	1995	04/16		30
South Bloomfield, OH	—	177	1,236	—	—	177	1,236	1,413	70	2005	04/16		30
South Euclid, OH	—	216	933	—	—	216	933	1,149	46	2012	04/16		35
St. Louis, MO	—	697	589	—	—	697	589	1,286	40	1986	04/16		25
St. Petersburg, FL	—	727	324	—	—	727	324	1,051	22	1986	04/16		25
Stafford, VA	—	764	1,225	—	—	764	1,225	1,989	70	2004	04/16		30
Toledo, OH	—	745	1,225	—	—	745	1,225	1,970	84	1990	04/16		25
Waldorf, MD	—	844	657	—	—	844	657	1,501	37	2004	04/16		30
Washington C H, OH	—	304	923	—	—	304	923	1,227	53	1993	04/16		30
Washington, PA	—	579	501	—	—	579	501	1,080	29	2003	04/16		30
Watertown, NY	—	196	1,461	—	—	196	1,461	1,657	83	1996	04/16		30
Waverly, OH	—	226	1,226	—	—	226	1,226	1,452	70	1995	04/16		30
West Chester, OH	—	765	706	—	—	765	706	1,471	40	1999	04/16		30
Wilmington, OH	—	216	1,392	—	—	216	1,392	1,608	79	1993	04/16		30
Woodhaven, MI	—	511	599	—	—	511	599	1,110	34	2000	04/16		30
Wooster, OH	—	216	1,109	—	—	216	1,109	1,325	63	1995	04/16		30
Zanesville, OH	—	363	746	—	—	363	746	1,109	42	2003	04/16		30
Zanesville, OH	—	314	1,333	—	—	314	1,333	1,647	76	2000	04/16		30

Bob's Discount Furniture:
Merrillville, IN	—	981	—	7,285	—	981	7,285	8,266	296	2016	09/15	(m)	40
Wharton, NJ	—	1,894	4,899	—	—	1,894	4,899	6,793	102	1981	05/17		30

Bonefish:
Mobile, AL	—	801	2,137	—	—	801	2,137	2,938	354	2006	03/12		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Pensacola, FL	—	734	2,003	—	—	734	2,003	2,737	331	2004	03/12		35

Books-A-Million:
Newark, DE	—	2,394	4,789	33	—	2,366	4,822	7,188	2,759	1994	12/94		40
Bangor, ME	—	1,547	2,487	—	—	1,547	2,487	4,034	1,338	1996	06/96		40

Boot Barn:
Lake Charles, LA	—	652	1,734	—	—	652	1,734	2,386	49	1998	04/17		25

Boston Market:
Geneva, IL	—	653	601	—	—	669	518	1,187	216	1996	12/01		40
North Olmsted, OH	—	602	461	—	—	602	389	991	157	1996	12/01		40
Novi, MI	—	836	651	—	—	836	298	1,134	123	1995	12/01		40

BP:
Jeannette, PA	—	79	235	—	—	79	235	314	32	1995	07/14		25

Buck's:
St. Louis, MO	—	776	—	3,822	—	776	3,822	4,598	832	2009	12/07	(o)	40
Glendale Heights, IL	—	1,662	—	3,101	—	1,662	3,101	4,763	152	2016	03/14	(m)	40
Omaha, NE	—	2,662	—	3,356	—	2,662	3,356	6,018	150	2016	05/15	(m)	40
Council Bluffs, IA	—	374	2,187	386	—	376	2,573	2,949	208	2015	06/15	(m)	30

Buffalo Wild Wings:
Michigan City, IN	—	163	492	—	—	163	492	655	197	1996	12/01		40

Burger King:
Clifton Park, NY	—	199	1,639	—	—	199	1,639	1,838	135	2004	02/15		35
Colorado Springs, CO	—	638	1,047	—	—	638	1,047	1,685	120	1978	02/15		25
Durham, NC (n)	—	604	581	—	—	604	581	1,185	56	2005	02/15		30
Durham, NC (n)	—	566	555	—	—	566	555	1,121	53	1998	02/15		30
Farmington, ME	—	461	708	—	—	461	708	1,169	68	1980	02/15		30
Yakima, WA	—	596	1,110	—	—	596	1,110	1,706	106	1979	02/15		30
Fairfield, OH	—	382	1,146	—	—	382	1,146	1,528	91	1984	03/15		35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Burlington Coat Factory:
Lacey, WA	—	2,777	7,082	3,617	—	2,777	10,700	13,477	4,171	1992	02/97		40
Chesterfield, MO	—	2,742	6,469	147	—	2,742	6,616	9,358	408	2015	04/15		40

Buybacks Entertainment:
Lafayette, LA	—	603	1,149	30	—	603	1,179	1,782	352	1999	12/05		40

C&C Gymnastics:
Augusta, GA	—	177	674	—	—	177	674	851	270	1998	12/01		40

Caliber Collision:
Alvin, TX	—	400	712	—	—	400	712	1,112	245	1984	02/11		20
Galveston, TX	—	361	789	—	—	361	789	1,150	271	1965	02/11		20
Houston, TX	—	348	1,731	—	—	348	1,731	2,079	476	1987	02/11		25
Copperas Cove, TX	—	269	1,436	—	—	269	1,436	1,705	244	1972	01/12		35
Killeen, TX	—	408	2,171	—	—	408	2,171	2,579	517	1986	01/12		25
Austin, TX	—	1,071	3,412	—	—	1,071	3,412	4,483	802	1975	02/12		25
Gilbert, AZ	—	474	1,543	—	—	474	1,543	2,017	289	2003	05/12		30
Spring, TX	—	913	2,307	—	—	913	2,307	3,220	426	2006	06/12		30
Tomball, TX	—	414	1,281	—	—	414	1,281	1,695	203	2009	06/12		35
Edmond, OK	—	472	1,437	—	—	472	1,437	1,909	229	1964	03/13		30
Duluth, GA	—	855	2,791	—	—	855	2,791	3,646	136	1996	07/16		30
San Antonio, TX	—	717	2,768	—	—	717	2,768	3,485	161	1984	07/16		25

Camping World:
Vacaville, CA	—	2,467	6,575	—	—	2,467	6,575	9,042	1,401	2008	07/10		35
North Little Rock, AR	—	1,198	3,348	2,237	—	1,280	5,513	6,793	959	2007	09/10	(m)	35
Strafford, MO	—	1,278	3,694	2,099	—	1,846	5,225	7,071	906	2007	09/10	(o)	35
Avondale, AZ	—	1,976	3,040	3,200	—	1,976	6,239	8,215	1,017	2009	05/11	(o)	35
Mesa, AZ	—	3,972	2,046	981	—	3,975	3,027	7,002	732	1983	05/11		25
Bowling Green, KY	—	584	2,481	—	—	584	2,481	3,065	458	2007	07/11		35
Council Bluffs, IA	—	2,013	2,806	2,187	—	2,955	4,048	7,003	561	2008	07/11	(o)	35
Roanoke, VA	—	2,046	5,050	2,590	—	3,563	6,122	9,685	969	2008	07/11		35
Golden, CO	—	5,516	—	8,175	—	6,446	7,246	13,692	965	2012	10/11	(m)	40
Belleville, MI	—	1,156	2,071	—	—	1,156	2,071	3,227	500	1986	12/11		25
Kissimmee, FL	—	1,578	2,783	—	—	1,578	2,783	4,361	673	1979	12/11		25
La Mirada, CA	—	3,593	911	—	—	3,577	907	4,484	183	1996	12/11		30
Myrtle Beach, SC	—	540	61	—	—	540	61	601	15	1976	12/11		25
Nashville, TN	—	1,155	1,034	5,665	—	3,626	4,235	7,861	673	1985	12/11	(o)	40
Valencia, CA	—	4,788	4,191	—	—	4,766	4,179	8,945	1,010	1980	12/11		25
Calera, AL	—	1,204	3,075	—	—	1,204	3,075	4,279	509	2008	03/12		35
Jacksonville, FL (n)	—	2,343	2,679	—	—	1,289	2,679	3,968	621	1973	03/12		25
Louisville, TN	—	990	554	1,194	—	980	1,748	2,728	220	1977	03/12	(o)	40
Winter Garden, FL	—	1,173	3,178	—	—	1,173	3,178	4,351	613	1973	03/12		30
Cocoa, FL	—	1,194	1,876	—	—	1,194	1,876	3,070	341	1981	07/12		30
Dover, FL	—	2,431	9,658	3,047	—	5,478	9,658	15,136	1,284	2013	01/13		35
Grain Valley, MO	—	1,210	2,908	3,441	—	2,533	5,026	7,559	450	2003	09/13	(o)	35
Lubbock, TX	—	775	3,998	—	—	775	3,998	4,773	572	1997	09/13		30
Olive Branch, MS	—	3,163	—	3,836	—	3,163	3,836	6,999	332	2014	11/13	(m)	40
Cedar Falls, IA	—	1,924	3,810	1,158	—	1,924	4,968	6,892	583	2004	03/14	(o)	30
Akron, OH	—	1,221	7,868	—	—	1,221	7,868	9,089	879	1991	03/15		25
Anniston, AL	—	3,206	5,328	1,264	—	3,206	6,594	9,800	574	2007	03/15	(o)	30
Richmond, IN	—	1,096	1,424	3,104	—	2,062	3,562	5,624	237	1998	03/15	(o)	35
Marion, NC	—	1,712	5,317	—	—	1,712	5,317	7,029	541	2003	06/15		25
Syracuse, NY	—	1,070	8,573	—	—	1,070	8,573	9,643	726	2001	06/15		30
North Charleston, SC	—	2,444	681	820	—	2,444	1,501	3,945	95	1985	07/15	(o)	25
Jackson, MS	—	1,690	4,241	—	—	1,690	4,241	5,931	252	2015	08/15		40
Davenport, IA	—	1,535	4,498	—	—	1,535	4,498	6,033	94	1992	05/17		30
Thornburg, VA	—	1,698	3,860	—	—	1,698	3,860	5,558	97	1989	05/17		25

Captain D's:
Tupelo, MS	—	360	517	—	—	360	517	877	50	1999	02/15		30
Ft. Worth, TX	—	254	563	—	—	254	563	817	79	1982	03/15		20
Kingsland, GA	—	570	—	844	—	570	844	1,414	41	2015	09/15	(m)	40
Dothan, AL	—	159	1,075	—	—	159	1,075	1,234	73	1985	12/15		30
Boiling Springs, SC	—	214	—	1,181	—	214	1,181	1,395	53	2003	02/16	(o)	40
Hermitage, TN	—	546	348	—	—	546	348	894	24	1976	04/16		25
Easley, SC	—	690	—	794	—	690	794	1,484	22	2016	06/16	(m)	40
Augusta, GA	—	288	268	—	—	288	268	556	13	1985	10/16		25
Augusta, GA	—	296	1,274	—	—	296	1,274	1,570	44	2014	10/16		35
Augusta, GA	—	227	1,136	—	—	227	1,136	1,363	55	1993	10/16		25
Augusta, GA	—	573	869	—	—	573	869	1,442	42	1986	10/16		25
Eastman, GA	—	228	693	—	—	228	693	921	33	1987	10/16		25
Fort Valley, GA	—	208	841	—	—	208	841	1,049	25	1987	10/16		40
Macon, GA	—	237	1,303	—	—	237	1,303	1,540	63	1982	10/16		25
Perry, GA	—	247	1,353	—	—	247	1,353	1,600	65	1972	10/16		25
Baton Rouge, LA	—	890	—	864	—	890	864	1,754	12	2017	12/16	(m)	40
Columbia, SC	—	252	756	—	—	252	756	1,008	29	1976	01/17		25
Canton, GA	—	456	753	—	—	456	753	1,209	24	1984	03/17		25
Milwaukee, WI	—	300	—	—	—	300	(e)	300	(e)	(e)	03/17	(o)	(e)
Lugoff, SC	—	255	963	—	—	255	963	1,218	23	2003	04/17		30
North Augusta, SC	—	265	1,060	—	—	265	1,060	1,325	25	1993	04/17		30
Orangeburg, SC	—	343	1,588	—	—	343	1,588	1,931	45	1988	04/17		25
Sumter, SC	—	403	717	—	—	403	717	1,120	17	2006	04/17		30
Crestview, FL	—	383	874	—	—	383	874	1,257	13	1989	08/17		25

Cardenas Markets:
Palo Alto, CA	—	2,272	3,405	28	—	2,272	3,433	5,705	1,607	1998	12/98	(f)	40

Carl's Jr.:
Spokane, WA (n)	—	471	530	—	—	471	530	1,001	213	1996	12/01		40
Chandler, AZ	—	729	644	—	—	729	644	1,373	404	1984	06/05		20
Tucson, AZ	—	681	536	103	—	681	639	1,320	639	1988	06/05		10

Carmike Cinemas:
Fayetteville, NC	—	2,409	—	13,750	—	2,409	13,750	16,159	1,074	2014	11/13	(m)	40
Montgomery, AL	—	1,686	11,156	—	—	1,686	11,156	12,842	918	2014	09/14		40
Albuquerque, NM	—	1,474	—	10,301	—	1,474	10,301	11,775	569	2015	11/14	(m)	40

CarQuest:
Abbeville, LA	—	23	148	—	—	23	148	171	52	1970	12/10		20
Abbotsford, WI	—	56	163	—	—	56	163	219	46	1984	12/10		25
Aberdeen, SD (n)	—	71	329	—	—	71	329	400	116	1961	12/10		20
Addison, IL	—	76	314	—	—	76	314	390	88	1971	12/10		25
Alsip, IL	—	57	323	—	—	57	323	380	114	1972	12/10		20
Anaconda, MT	—	35	307	—	—	35	307	342	108	1965	12/10		20
Ann Arbor, MI (n)	—	25	241	—	—	25	241	266	85	1970	12/10		20
Antigo, WI	—	96	294	—	—	96	294	390	69	1998	12/10		30
Appleton, WI	—	85	438	—	—	85	438	523	103	1995	12/10		30
Arden, NC	—	42	281	—	—	42	281	323	79	1989	12/10		25
Baker, MT	—	12	140	—	—	12	140	152	49	1965	12/10		20
Bakersfield, CA	—	77	484	—	—	77	484	561	170	1945	12/10		20
Bangor, ME	—	51	339	—	—	51	339	390	95	1985	12/10		25
Bangor, ME (n)	—	53	356	—	—	53	356	409	167	1945	12/10		15
Bartlett, TN	—	40	293	—	—	40	293	333	82	1989	12/10		25
Bay City, MI	—	14	100	—	—	14	100	114	47	1942	12/10		15
Bay City, MI	—	41	282	—	—	41	282	323	80	1989	12/10		25
Bay City, MI	—	106	521	—	—	106	521	627	245	1920	12/10		15
Bend, OR (n)	—	125	245	—	—	125	245	370	115	1935	12/10		15
Biddeford, ME	—	60	320	—	—	60	320	380	113	1968	12/10		20
Billings, MT	—	31	188	—	—	31	188	219	53	1970	12/10		25
Bozeman, MT	—	28	257	—	—	28	257	285	91	1964	12/10		20
Brunswick, ME	—	41	254	—	—	41	254	295	72	1985	12/10		25
Bucksport, ME	—	19	114	—	—	19	114	133	40	1976	12/10		20
Burlington, NC	—	47	229	—	—	47	229	276	54	1994	12/10		30
Carol Stream, IL	—	103	515	—	—	103	515	618	181	1960	12/10		20
Chicago, IL	—	83	383	—	—	83	383	466	108	1987	12/10		25
Chippewa Falls, WI	—	33	328	—	—	33	328	361	77	1996	12/10		30
Cody, WY	—	146	253	—	—	96	253	349	59	1999	12/10		30
Colstrip, MT	—	39	275	—	—	39	275	314	77	1981	12/10		25
Connersville, IN	—	28	171	—	—	28	171	199	80	1920	12/10		15
Corapolis, PA	—	74	316	—	—	74	316	390	111	1980	12/10		20
Cut Bank, MT	—	9	115	—	—	9	115	124	40	1937	12/10		20
Devils Lake, ND	—	38	276	—	—	38	276	314	65	1999	12/10		30
Dillon, MT	—	24	204	—	—	24	204	228	72	1973	12/10		20
Dodge City, KS	—	43	166	—	—	43	166	209	78	1948	12/10		15
Eau Claire, WI	—	33	204	—	—	33	204	237	72	1956	12/10		20
Elgin, IL	—	88	311	—	—	88	311	399	110	1965	12/10		20
Enterprise, AL	—	25	184	—	—	25	184	209	52	1988	12/10		25
Escanaba, MI	—	40	283	—	—	40	283	323	80	1982	12/10		25
Evansville, IN	—	60	301	—	—	60	301	361	85	1980	12/10		25
Fairbanks, AK	—	292	545	—	—	292	545	837	110	2003	12/10		35
Gainesville, FL	—	47	362	—	—	47	362	409	170	1957	12/10		15
Glasgow, MT	—	48	275	—	—	48	275	323	97	1972	12/10		20
Great Falls, MT	—	17	173	—	—	17	173	190	61	1967	12/10		20
Greenville, OH	—	63	193	—	—	63	193	256	91	1910	12/10		15
Hamilton, MT	—	24	242	—	—	24	242	266	68	1991	12/10		25
Harlem, MT	—	17	116	—	—	17	116	133	33	1983	12/10		25
Hayward, WI	—	57	333	—	—	57	333	390	94	1980	12/10		25
Helena, MT	—	31	282	—	—	31	282	313	80	1987	12/10		25
Houlton, ME	—	38	219	—	—	38	219	257	154	1915	12/10		10
Irving, TX	—	182	208	—	—	182	208	390	73	1984	12/10		20
Kalispell, MT	—	59	645	—	—	59	645	704	151	1998	12/10		30
Kennedale, TX	—	88	283	—	—	88	283	371	100	1959	12/10		20
Lafayette, LA	—	51	357	—	—	51	357	408	84	1996	12/10		30
Laurel, MS	—	74	202	—	—	74	202	276	95	1959	12/10		15
Lewistown, MT	—	19	180	—	—	19	180	199	51	1964	12/10		25
Livingston, MT	—	34	261	—	—	34	261	295	92	1976	12/10		20
Lufkin, TX	—	94	229	—	—	94	229	323	81	1986	12/10		20
Madison, TN	—	78	179	—	—	78	179	257	50	1988	12/10		25
Madison, WI	—	57	409	—	—	57	409	466	115	1973	12/10		25
Malta, MT	—	19	181	—	—	19	181	200	51	1976	12/10		25
Marshfield, WI	—	60	282	—	—	60	282	342	99	1940	12/10		20
Medford, WI	—	37	229	—	—	37	229	266	65	1988	12/10		25
Memphis, TN	—	38	199	—	—	38	199	237	56	1987	12/10		25
Metamora, IL	—	69	292	—	—	69	292	361	69	1996	12/10		30
Midland, MI	—	44	336	—	—	44	336	380	79	1986	12/10		30
Midland, TX	—	36	212	—	—	36	212	248	99	1960	12/10		15
Montello, WI	—	26	173	—	—	26	173	199	41	1997	12/10		30
Muskegon, MI	—	38	257	—	—	38	257	295	60	1990	12/10		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Neillsville, WI	—	26	145	—	—	26	145	171	41	1979	12/10	25
Nicholasville, KY (n)	—	54	241	—	—	54	241	295	68	1988	12/10	25
Ocala, FL	—	78	416	—	—	78	416	494	195	1971	12/10	15
Olathe, KS	—	78	235	—	—	78	235	313	110	1950	12/10	15
Oshkosh, WI	—	99	224	—	—	99	224	323	53	1999	12/10	30
Overland, MO	—	68	370	—	—	68	370	438	130	1961	12/10	20
Owosso, MI (n)	—	50	264	—	—	50	264	314	74	1986	12/10	25
Pearl, MS	—	43	195	—	—	43	195	238	46	1989	12/10	30
Phillips, WI	—	23	177	—	—	23	177	200	41	1992	12/10	30
Powell, WY	—	37	182	—	—	37	182	219	51	1978	12/10	25
Rhinelander, WI	—	28	115	—	—	28	115	143	40	1958	12/10	20
River Falls, WI	—	42	234	—	—	42	234	276	82	1976	12/10	20
Riverton, WY	—	99	300	—	—	99	300	399	85	1978	12/10	25
Rockford, IL	—	61	376	—	—	61	376	437	106	1962	12/10	25
Roundup, MT	—	23	205	—	—	23	205	228	72	1972	12/10	20
Schofield, WI	—	41	425	—	—	41	425	466	149	1968	12/10	20
Sheboygan, WI	—	77	370	—	—	77	370	447	74	2007	12/10	35
Shelby, MT	—	20	208	—	—	20	208	228	73	1976	12/10	20
Sidney, MT (n)	—	42	395	—	—	42	395	437	139	1962	12/10	20
Spartanburg, SC	—	53	252	—	—	53	252	305	71	1972	12/10	25
Spokane, WA	—	93	373	—	—	93	373	466	131	1972	12/10	20
Spokane, WA	—	66	201	—	—	66	201	267	71	1965	12/10	20
St. Peter, MN	—	17	259	—	—	17	259	276	61	1999	12/10	30
Stayton, OR	—	88	312	—	—	88	312	400	73	1994	12/10	30
Stevens Point, WI	—	61	405	—	—	61	405	466	114	1975	12/10	25
Sulphur, LA	—	31	216	—	—	31	216	247	76	1984	12/10	20
Thornton, CO	—	414	536	—	—	414	536	950	126	1996	12/10	30
Troy, AL	—	15	52	—	—	15	52	67	24	1966	12/10	15
Wasilla, AK	—	227	504	—	—	227	504	731	101	2002	12/10	35
Wausau, WI	—	52	300	—	—	52	300	352	84	1989	12/10	25
Wautoma, WI	—	18	106	—	—	18	106	124	37	1959	12/10	20
Waynesboro, MS	—	15	71	—	—	15	71	86	33	1962	12/10	15
West Columbia, SC	—	41	159	—	—	41	159	200	56	1962	12/10	20
West Memphis, AR	—	58	294	—	—	58	294	352	83	1987	12/10	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Whitefish, MT	—	30	227	—	—	30	227	257	53	1993	12/10		30
Williston, ND	—	35	297	—	—	35	297	332	70	1999	12/10		30
Windom, MN	—	5	137	—	—	5	137	142	48	1950	12/10		20
Wisconsin Rapids, WI	—	41	215	—	—	41	215	256	76	1975	12/10		20
Yakima, WA	—	50	321	—	—	50	321	371	113	1965	12/10		20
Aurora, IL	—	641	226	—	—	641	226	867	78	1971	02/11		20
Benton Harbor, MI	—	207	160	—	—	207	160	367	55	1978	02/11		20
Caro, MI	—	85	132	—	—	85	132	217	91	1941	02/11		10
Eagle River, WI	—	99	52	—	—	99	52	151	18	1978	02/11		20
Essexville, MI (n)	—	113	113	—	—	113	113	226	39	1974	02/11		20
Lexington, KY	—	85	226	—	—	85	226	311	52	1991	02/11		30
Mt. Pleasant, MI	—	85	207	—	—	85	207	292	57	1984	02/11		25
Saginaw, MI	—	179	75	—	—	179	75	254	52	1955	02/11		10
Warrenton, VA (n)	—	123	66	—	—	123	66	189	45	1939	02/11		10
Billings, MT	—	66	291	—	—	66	291	357	75	1994	07/11		25
Mobile, AL	—	75	197	—	—	75	197	272	64	1975	07/11		20
New Castle, IN (n)	—	113	19	—	—	113	19	132	5	1991	07/11		25
Spokane, WA	—	75	56	—	—	75	56	131	18	1955	07/11		20
Chicago, IL	—	90	239	—	—	90	239	329	98	1949	11/11		15
Missoula, MT	—	99	367	—	—	99	367	466	112	1965	11/11		20
Sheridan, WY	—	198	385	—	—	198	385	583	118	1980	11/11		20
Sauk Centre, MN	—	64	85	—	—	64	85	149	21	1958	11/11		25
Watford City, ND	—	31	124	—	—	31	124	155	30	1974	11/11		25
Fairmont, MN	—	98	166	—	—	98	166	264	50	1978	01/12		20
Sycamore, IL	—	49	476	—	—	49	476	525	142	1924	01/12		20
Worland, WY	—	48	193	—	—	48	193	241	55	1949	04/12		20
Anchorage, AK	—	315	92	—	—	315	92	407	25	1971	06/12		20
Havre, MT	—	29	305	—	—	29	305	334	84	1964	06/12		20
Orchard Park, NY	—	353	—	725	—	267	725	992	76	2013	05/13	(m)	40
Morrisville, NC	—	127	332	—	—	127	332	459	61	1992	05/13		25
Salt Lake City, UT	—	571	697	—	—	571	697	1,268	161	1951	05/13		20
San Antonio, TX	—	137	361	—	—	137	361	498	83	1980	05/13		20
San Antonio, TX	—	87	719	—	—	87	719	806	133	1973	05/13		25
Jackson, MS	—	253	—	604	—	253	604	857	61	2013	06/13	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Crestview, FL	—	158	463	—	—	158	463	621	66	2003	09/13		30
Depew, NY	—	309	—	821	—	309	821	1,130	74	2014	10/13	(m)	40
Sherman, TX	—	183	—	657	—	183	657	840	68	2005	01/14	(o)	35

Carrabba's:
Canton, MI	—	685	1,687	—	—	685	1,687	2,372	326	2002	03/12		30
Cape Coral, FL	—	645	2,965	—	—	645	2,965	3,610	491	2005	03/12		35
Dallas, TX	—	672	1,078	—	—	672	1,078	1,750	208	2000	03/12		30
Gainesville, FL	—	922	1,944	—	—	922	1,944	2,866	375	2001	03/12		30
Jacksonville, FL	—	1,140	1,428	—	—	1,140	1,428	2,568	276	2001	03/12		30
Mason, OH	—	653	2,267	—	—	653	2,267	2,920	438	2000	03/12		30
Maumee, OH	—	525	2,684	—	—	525	2,684	3,209	518	2002	03/12		30
Mobile, AL	—	633	1,909	—	—	633	1,909	2,542	369	2001	03/12		30
Pensacola, FL	—	734	1,854	—	—	734	1,854	2,588	307	2003	03/12		35
Waldorf, MD	—	1,473	2,199	—	—	1,473	2,199	3,672	364	2007	03/12		35

Carvana:
Austin, TX	—	1,045	1,969	—	—	1,045	1,969	3,014	35	2017	04/17		40

Carvers:
Centerville, OH	—	851	1,059	—	—	851	1,059	1,910	425	1986	12/01		40

Cell Pro:
Ridgeland, MS	—	436	523	133	—	436	656	1,092	215	1997	08/06		40

Chair King:
Grapevine, TX	—	1,018	2,067	377	—	1,018	2,444	3,462	1,065	1998	06/98		40

Champps:
Irving, TX	—	1,760	1,724	—	—	1,760	1,724	3,484	691	2000	12/01		40

Charleston Auto Auction:
Moncks Corner, SC	—	1,628	5,911	471	—	1,628	6,383	8,011	469	2000	09/15	(o)	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Cheddar's Cafe:
Baytown, TX	—	858	2,251	—	—	858	2,251	3,109	396	2010	12/10		40
West Monroe, LA	—	907	2,301	—	—	907	2,301	3,208	400	2010	01/11		40
Selma, TX	—	1,446	—	2,439	—	1,446	2,439	3,885	384	2011	03/11	(m)	40
Jonesboro, AR	—	1,206	—	2,459	—	1,206	2,459	3,665	377	2011	05/11	(m)	40
Hattiesburg, MS	—	1,203	—	—	—	1,196	(i)	1,196	(i)	(i)	11/11		(i)
Pleasant Prairie, WI	—	1,310	—	2,779	—	1,310	2,779	4,089	292	2013	04/13	(m)	40
Liberty, MO	—	1,313	—	3,140	—	1,313	3,140	4,453	311	2014	07/13	(m)	40
Alcoa, TN	—	1,537	3,003	—	—	1,537	3,003	4,540	46	2010	06/17		35
Asheville, NC	—	1,540	2,785	—	—	1,540	2,785	4,325	50	2006	06/17		30
Charlotte, NC	—	1,326	2,795	—	—	1,326	2,795	4,121	50	2004	06/17		30
Cordova, TN	—	1,869	2,411	—	—	1,869	2,411	4,280	37	2013	06/17		35
Knoxville, TN	—	1,444	3,086	—	—	1,444	3,086	4,530	48	2011	06/17		35
Morgantown, WV	—	1,530	2,966	—	—	1,530	2,966	4,496	46	2011	06/17		35
Triadelphia, WV	—	1,200	3,449	—	—	1,200	3,449	4,649	53	2008	06/17		35

Chili's:
Camden, SC	—	627	1,888	—	—	627	1,888	2,515	580	2005	09/05		40
Milledgeville, GA	—	516	1,997	—	—	516	1,997	2,513	614	2005	09/05		40
Hinesville, GA	—	921	1,898	—	—	921	1,898	2,819	516	2006	02/07		40
Albany, GA	—	615	—	1,984	—	615	1,984	2,599	506	2007	06/07	(m)	40
Statesboro, GA	—	703	—	1,888	—	703	1,888	2,591	478	2007	06/07	(m)	40
Florence, SC	—	889	1,715	—	—	889	1,715	2,604	452	2007	06/07		40
Valdosta, GA	—	716	—	1,871	—	716	1,871	2,587	470	2007	07/07	(m)	40
Tifton, GA	—	454	1,550	—	—	454	1,550	2,004	357	2008	06/08		40
Evans, GA	—	700	—	1,511	—	685	1,511	2,196	335	2009	10/08	(m)	40
Jefferson City, MO	—	305	898	—	—	305	898	1,203	206	2003	12/09		35
Merriam, KS	—	853	981	—	—	853	981	1,834	263	1998	12/09		30
Wichita, KS	—	420	623	—	—	420	623	1,043	167	1995	12/09		30
Hutchinson, KS	—	456	1,794	—	—	456	1,794	2,250	292	2004	02/13		30
Lexington, SC	—	630	1,620	—	—	630	1,620	2,250	226	2008	02/13		35

China 1:
Cohoes, NY	—	16	87	6	—	16	93	109	34	1994	09/04		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
China Garden:
Tucson, AZ	—	827	305	142	—	845	429	1,274	146	1974	12/01		40

Chipotle:
Florissant, MO	—	50	59	170	—	50	228	278	49	2013	04/03	(g)	40

Chuck E. Cheese's:
Mobile, AL	—	340	951	—	—	340	951	1,291	291	1981	11/11		20
Antioch, TN	—	459	1,738	—	—	459	1,738	2,197	401	1982	07/14		15
Huntsville, AL	—	382	1,182	—	—	382	1,182	1,564	204	1960	07/14		20
Saginaw, MI	—	489	1,203	—	—	489	1,203	1,692	208	1981	07/14		20
Albuquerque, NM	—	794	2,126	—	—	794	2,126	2,920	205	2003	08/14		35
Alexandria, LA	—	872	3,291	—	—	872	3,291	4,163	444	1983	08/14		25
Alpharetta, GA	—	2,027	1,743	—	—	2,027	1,743	3,770	196	2001	08/14		30
Atlanta, GA	—	1,313	1,656	—	—	1,313	1,656	2,969	224	1982	08/14		25
Austin, TX	—	852	4,024	—	—	852	4,024	4,876	453	2001	08/14		30
Batavia, IL	—	1,214	2,664	—	—	1,214	2,664	3,878	300	1999	08/14		30
Birmingham, AL	—	627	3,662	—	—	627	3,662	4,289	494	1982	08/14		25
Columbia, SC	—	509	2,655	—	—	509	2,655	3,164	299	1983	08/14		30
Conroe, TX	—	793	3,388	—	—	793	3,388	4,181	381	2001	08/14		30
Cordova, TN	—	1,195	3,055	—	—	1,195	3,055	4,250	344	2002	08/14		30
Denton, TX	—	833	1,245	—	—	833	1,245	2,078	120	2003	08/14		35
El Centro, CA	—	470	2,811	—	—	470	2,811	3,281	271	2005	08/14		35
Englewood, CO	—	911	3,056	—	—	911	3,056	3,967	344	1970	08/14		30
Foothill Ranch, CA	—	1,088	1,391	—	—	1,088	1,391	2,479	157	2003	08/14		30
Ft. Wayne, IN	—	686	3,232	—	—	686	3,232	3,918	364	1985	08/14		30
Garland, TX	—	1,224	2,302	—	—	1,224	2,302	3,526	222	2006	08/14		35
Grand Prairie, TX	—	1,380	4,983	—	—	1,380	4,983	6,363	561	2001	08/14		30
Grapevine, TX	—	1,303	2,135	—	—	1,303	2,135	3,438	240	2002	08/14		30
Greenville, SC	—	764	3,554	—	—	764	3,554	4,318	480	1983	08/14		25
Hickory, NC	—	647	1,686	—	—	647	1,686	2,333	163	2002	08/14		35
Horn Lake, MS	—	960	3,388	—	—	960	3,388	4,348	327	2002	08/14		35
Jacksonville, FL	—	1,038	4,220	—	—	1,038	4,220	5,258	570	1981	08/14		25
Katy, TX	—	960	4,171	—	—	960	4,171	5,131	469	2002	08/14		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Kennesaw, GA	—	1,332	3,818	—	—	1,332	3,818	5,150	430	1999	08/14		30
Killeen, TX	—	832	4,876	—	—	832	4,876	5,708	470	2004	08/14		35
Lake Charles, LA	—	853	1,539	—	—	853	1,539	2,392	173	2001	08/14		30
Littleton, CO	—	1,234	4,288	—	—	1,234	4,288	5,522	482	1994	08/14		30
Longview, TX	—	314	1,931	—	—	314	1,931	2,245	186	2004	08/14		35
Madison, WI	—	999	1,989	—	—	999	1,989	2,988	268	1982	08/14		25
Miamisburg, OH	—	607	4,416	—	—	607	4,416	5,023	596	1986	08/14		25
Midland, TX	—	588	2,537	—	—	588	2,537	3,125	285	2000	08/14		30
N. Richland Hills, TX	—	588	4,064	—	—	588	4,064	4,652	549	1982	08/14		25
Norcross, GA	—	1,077	2,703	—	—	1,077	2,703	3,780	365	1982	08/14		25
North Charleston, SC	—	1,449	3,319	—	—	1,449	3,319	4,768	373	2003	08/14		30
Oklahoma City, OK	—	499	3,203	—	—	499	3,203	3,702	432	1982	08/14		25
Olathe, KS	—	843	736	—	—	843	736	1,579	83	2002	08/14		30
Racine, WI	—	765	834	—	—	765	834	1,599	94	2000	08/14		30
Roanoke, VA	—	617	4,787	—	—	617	4,787	5,404	646	1983	08/14		25
San Antonio, TX	—	793	4,670	—	—	793	4,670	5,463	630	1990	08/14		25
San Antonio, TX	—	1,371	2,703	—	—	1,371	2,703	4,074	304	2001	08/14		30
Savannah, GA	—	1,469	2,634	—	—	1,469	2,634	4,103	356	1982	08/14		25
Sharonville, OH	—	696	1,597	—	—	696	1,597	2,293	216	1982	08/14		25
Sterling Heights, MI	—	725	2,322	—	—	725	2,322	3,047	261	1994	08/14		30
Sugarland, TX	—	1,107	3,134	—	—	1,107	3,134	4,241	353	2002	08/14		30
Topeka, KS	—	373	619	—	—	373	619	992	70	1990	08/14		30
Virginia Beach, VA	—	1,018	3,848	—	—	1,018	3,848	4,866	519	1984	08/14		25
Wichita Falls, TX	—	323	3,105	—	—	323	3,105	3,428	419	1982	08/14		25
Wichita, KS	—	862	2,850	—	—	862	2,850	3,712	321	1991	08/14		30
Yuma, AZ	—	471	668	—	—	471	668	1,139	64	2004	08/14		35

Chuy's:
Cincinnati, OH	—	1,165	1,322	—	—	1,165	1,322	2,487	193	1996	05/13		30

Cinemark:
Draper, UT	—	1,523	—	4,487	—	1,523	4,487	6,010	743	2011	08/10	(m)	40
Fort Worth, TX	—	2,140	—	7,660	—	2,140	7,660	9,800	1,061	2012	08/11	(o)	40
Cincinnati, OH	—	1,334	—	10,206	—	1,334	10,206	11,540	1,116	2013	09/12	(m)	40
McCandless, PA	—	3,094	—	6,389	—	3,094	6,389	9,483	526	2014	09/13	(m)	40
Marina, CA	—	15	—	5,614	—	15	5,614	5,629	310	2015	08/14	(m)	40
Altoona, IA	—	1,161	—	9,923	—	1,161	9,923	11,084	465	2016	01/15	(m)	40
Abilene, TX	—	1,965	8,235	—	—	1,965	8,235	10,200	77	2017	08/17		40

City Barbeque:
Charlotte, NC	—	576	—	1,594	—	576	1,594	2,170	38	2017	07/16	(m)	40

Claim Jumper:
Roseville, CA	—	1,557	2,014	—	—	1,557	2,014	3,571	808	2000	12/01		40
Tempe, AZ	—	2,531	2,921	—	—	2,531	2,921	5,452	1,171	2000	12/01		40

Clairton Mini Mart:
Clairton, PA	—	215	701	—	—	215	701	916	335	1986	01/06		25

Coastal Bend Skates:
Aransas Pass, TX	—	90	1,241	327	—	89	1,569	1,658	617	1983	03/99		40

Cobb Theatre:
Tallahassee, FL	—	1,267	—	—	—	1,267	(e)	1,267	(e)	(e)	06/17	(m)	(e)

Continental Rental:
Lapeer, MI	—	88	633	—	—	88	603	691	160	2007	10/05		40

Cool Crest:
Independence, MO	—	1,838	1,534	75	—	1,838	1,609	3,447	419	1988	05/07		40

CORA Rehabilitation Clinics:
Orlando, FL	—	80	221	—	—	80	221	301	77	2001	02/04		40

Crest Furniture:
Woodbridge, NJ (n)	—	3,750	5,983	—	—	3,750	5,983	9,733	2,237	1994	01/03		40

CrossAmerica:
Antioch, IL	—	261	2,244	—	—	261	2,244	2,505	93	1988	12/16		25
Fox Lake, IL	—	252	1,184	—	—	252	1,184	1,436	41	1997	12/16		30
Grayslake, IL	—	194	924	—	—	194	924	1,118	38	1988	12/16		25
Joliet, IL	—	87	1,418	—	—	87	1,418	1,505	49	2005	12/16		30
Lincolnshire, IL	—	350	1,146	—	—	350	1,146	1,496	60	1984	12/16		20
Loves Park, IL	—	107	829	—	—	107	829	936	29	2000	12/16		30
Markham, IL	—	145	1,483	—	—	145	1,483	1,628	52	2007	12/16		30
Matteson, IL	—	475	1,202	—	—	475	1,202	1,677	42	2001	12/16		30
Orland Park, IL	—	204	1,290	—	—	204	1,290	1,494	54	1992	12/16		25
Richton Park, IL	—	126	1,021	—	—	126	1,021	1,147	27	2005	12/16		40
Rockford, IL	—	263	742	—	—	263	742	1,005	26	1997	12/16		30
Rockford, IL	—	136	1,167	—	—	136	1,167	1,303	61	1968	12/16		20
Rockford, IL	—	97	1,205	—	—	97	1,205	1,302	42	2002	12/16		30
Rockford, IL	—	214	1,002	—	—	214	1,002	1,216	52	1987	12/16		20
Spring Grove, IL	—	233	1,068	—	—	233	1,068	1,301	56	1987	12/16		20
Wadsworth, IL	—	398	835	—	—	398	835	1,233	29	1997	12/16		30
Wauconda, IL	—	338	2,629	—	—	338	2,629	2,967	110	1991	12/16		25

CVS:
Lafayette, LA	—	968	—	—	—	968	(c)	968	(c)	1995	01/96		(c)
Fort Lauderdale, FL	—	3,165	3,319	190	—	3,165	3,509	6,674	1,603	1995	02/96		33
Midwest City, OK	—	673	1,103	—	—	673	1,103	1,776	602	1996	03/96		40
Pantego, TX	—	1,016	1,449	—	—	1,016	1,449	2,465	744	1997	06/97		40
Arlington, TX	—	2,079	—	1,397	—	2,079	1,397	3,476	676	1998	11/97	(g)	40
Leavenworth, KS	—	726	—	1,331	—	726	1,331	2,057	650	1998	11/97	(g)	40
Lewisville, TX	—	789	—	1,335	—	789	1,335	2,124	644	1998	04/98	(g)	40
Forest Hill, TX	—	692	—	1,175	—	692	1,175	1,867	569	1998	04/98	(g)	40
Garland, TX	—	1,477	—	1,400	—	1,477	1,400	2,877	670	1998	06/98	(g)	40
Oklahoma City, OK	—	1,581	—	1,471	—	1,581	1,471	3,052	697	1999	08/98	(g)	40
Dallas, TX	—	2,618	—	2,571	—	2,618	2,571	5,189	913	2003	06/99	(g)	40
Gladstone, MO	—	1,851	—	1,740	—	1,851	1,740	3,591	756	2000	12/99	(g)	40

Dairy Queen:
Lubbock, TX	—	313	450	—	—	313	450	763	86	1981	02/15		15

Dave & Buster's:
Hilliard, OH	—	934	4,689	—	—	934	4,689	5,623	1,304	1998	11/06		40
Tulsa, OK	—	1,862	—	2,105	—	1,862	2,105	3,967	471	2009	04/08	(m)	40
Wauwatosa, WI	—	5,694	—	5,638	—	5,694	5,638	11,332	1,098	2010	12/08	(m)	40
Orlando, FL	—	8,114	—	4,224	—	8,114	4,224	12,338	682	2011	06/10	(m)	40
Oklahoma City, OK	—	3,156	—	4,870	—	3,156	4,870	8,026	725	2012	02/11	(m)	40
Dallas, TX	—	5,052	—	8,808	—	5,052	8,808	13,860	1,110	2012	03/12	(m)	40
Livonia, MI	—	2,116	—	7,758	—	2,116	7,758	9,874	784	2013	04/13	(m)	40
Euless, TX	—	2,592	—	7,563	—	2,592	7,563	10,155	496	2015	08/14	(m)	40
Little Rock, AR	—	2,310	5,805	—	—	2,310	5,805	8,115	159	2016	01/17		35
Florence, KY	—	4,700	7,617	—	—	4,700	7,617	12,317	209	2016	01/17		35

DaVita Dialysis:
Columbus, OH	—	527	1,426	—	—	527	1,426	1,953	164	2000	07/14		30

Del Frisco's:
Fort Worth, TX	—	351	5,874	—	—	351	5,874	6,225	2,044	1890	01/11		20
Greenwood Village, CO	—	1,863	5,649	—	—	1,863	5,649	7,512	1,966	1979	01/11		20

Denny's:
Clifton, CO	—	245	732	375	—	245	1,107	1,352	371	1998	12/01		40
Alexandria, VA	—	604	196	—	—	604	196	800	110	1981	09/06		20
Amarillo, TX	—	590	632	—	—	590	632	1,222	357	1982	09/06		20
Arlington Heights, IL	—	470	228	—	—	470	228	698	129	1977	09/06		20
Austintown, OH	—	466	397	—	—	466	397	863	224	1980	09/06		20
Boardman Township, OH	—	497	258	—	—	497	258	755	145	1977	09/06		20
Campbell, CA	—	460	238	—	—	460	238	698	134	1976	09/06		20
Carson, CA	—	1,246	157	—	—	1,246	157	1,403	89	1975	09/06		20
Chehalis, WA	—	415	287	—	—	415	287	702	162	1977	09/06		20
Chubbuck, ID	—	350	394	—	—	344	394	738	223	1983	09/06		20
Clackamas, OR	—	468	407	—	—	468	407	875	230	1993	09/06		20
Collinsville, IL	—	676	283	—	—	676	283	959	160	1979	09/06		20
Corpus Christi, TX (n)	—	345	776	300	—	345	1,076	1,421	586	1980	09/06		20
Dallas, TX	—	497	150	—	—	497	150	647	85	1979	09/06		20
Enfield, CT	—	684	229	—	—	684	229	913	129	1976	09/06		20
Fairfax, VA	—	768	683	—	—	768	683	1,451	386	1979	09/06		20
Federal Way, WA	—	543	193	—	—	543	193	736	109	1977	09/06		20
Florissant, MO	—	443	238	—	—	443	238	681	134	1977	09/06		20
Fort Worth, TX	—	392	314	—	—	392	314	706	177	1974	09/06		20
Hermitage, PA	—	321	420	—	—	321	420	741	237	1980	09/06		20
Houston, TX	—	504	348	—	—	504	348	852	196	1976	09/06		20
Indianapolis, IN	—	358	767	—	—	358	767	1,125	433	1978	09/06		20
Indianapolis, IN	—	326	511	—	—	326	511	837	289	1978	09/06		20
Indianapolis, IN	—	231	511	—	—	231	511	742	289	1974	09/06		20
Indianapolis, IN	—	310	590	—	—	310	590	900	333	1981	09/06		20
Kernersville, NC	—	407	557	—	—	407	557	964	315	2000	09/06		20
Lafayette, IN	—	424	773	—	—	416	773	1,189	436	1978	09/06		20
Laurel, MD	—	528	379	—	—	528	379	907	214	1976	09/06		20
Little Rock, AR	—	703	180	—	—	703	180	883	101	1979	09/06		20
Maplewood, MN	—	630	271	—	—	630	271	901	153	1983	09/06		20
Merriville, IN	—	368	813	—	—	368	813	1,181	459	1976	09/06		20
N. Miami, FL	—	855	151	—	—	855	151	1,006	85	1977	09/06		20
Nampa, ID	—	357	729	—	—	357	729	1,086	412	1979	09/06		20
North Richland Hills, TX	—	500	130	—	—	500	130	630	73	1970	09/06		20
Omaha, NE	—	496	314	—	—	496	314	810	177	1994	09/06		20
Pompano Beach, FL	—	436	394	—	—	436	394	830	222	1976	09/06		20
Provo, UT	—	519	216	—	—	513	216	729	122	1978	09/06		20
Raleigh, NC	—	1,094	482	—	—	1,094	482	1,576	272	1984	09/06		20
St. Louis, MO	—	520	266	—	—	520	266	786	150	1973	09/06		20
Sugarland, TX	—	315	334	—	—	293	334	627	189	1997	09/06		20
Tacoma, WA	—	580	201	—	—	575	201	776	113	1984	09/06		20
Tucson, AZ	—	922	290	—	—	922	290	1,212	164	1979	09/06		20
Wethersfield, CT	—	884	176	—	—	884	176	1,060	99	1978	09/06		20
Worcester, MA	—	383	493	—	—	383	493	876	278	1978	09/06		20
Boise, ID	—	514	477	—	—	514	477	991	263	1983	12/06		20
St. Louis, MO	—	635	303	—	—	635	303	938	166	1980	01/07		20
Virginia Gardens, FL	—	793	133	—	—	793	133	926	73	1977	01/07		20
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Akron, OH	—	308	1,062	—	—	308	1,062	1,370	161	1992	06/13		30
Moab, UT	—	395	1,432	—	—	395	1,432	1,827	137	2000	02/15		30
Ft Walton Beach, FL	—	274	531	—	—	274	531	805	16	1973	01/17		25

Dickey's Barbeque Pit:
Medina, OH	—	405	464	104	—	370	568	938	206	1996	12/01		40

Dick's Sporting Goods:
Taylor, MI	—	1,920	3,527	—	—	1,920	3,527	5,447	1,878	1996	08/96		40
White Marsh, MD	—	2,681	3,917	—	—	2,681	3,917	6,598	2,085	1996	08/96		40

Dirt Cheap:
Nacogdoches, TX	—	397	1,257	269	—	400	1,524	1,924	607	1997	11/98		40

Dollar General:
San Antonio, TX	—	441	784	—	—	441	196	637	26	1993	12/93		30
Memphis, TN	—	266	1,136	46	—	266	1,182	1,448	539	1998	12/97		40
High Springs, FL	—	409	—	1,072	—	432	1,072	1,504	191	2010	07/10	(m)	40
Inverness, FL	—	459	—	1,046	—	471	1,046	1,517	182	2011	08/10	(m)	40
Cocoa, FL	—	385	—	935	—	406	935	1,341	167	2010	08/10	(m)	40
Palm Bay, FL	—	355	—	1,011	—	365	1,011	1,376	178	2010	08/10	(m)	40
Deland, FL	—	585	—	958	—	585	958	1,543	165	2010	11/10	(m)	40
Seffner, FL	—	673	—	1,223	—	655	1,223	1,878	210	2011	12/10	(m)	40
Hernando, FL	—	372	—	970	—	372	970	1,342	163	2011	01/11	(m)	40
Titusville, FL	—	512	—	1,002	—	512	1,002	1,514	160	2011	04/11	(m)	40
Disputanta, VA	—	170	—	720	—	170	720	890	113	2011	09/11	(o)	40
Lumberton, NC	—	115	—	902	—	115	902	1,017	134	2012	10/11	(m)	40
Newport News, VA	—	363	—	967	—	363	967	1,330	148	2011	10/11	(m)	40
Cumberland, VA	—	317	—	1,147	—	317	1,147	1,464	166	2012	12/11	(m)	40
Aberdeen, NC	—	156	—	821	—	156	821	977	117	2012	01/12	(m)	40
Richmond, VA	—	144	—	863	—	144	863	1,007	118	2012	02/12	(m)	40
Danville, VA	—	155	—	864	—	155	864	1,019	122	2012	03/12	(m)	40
Cascade, VA	—	139	—	806	—	139	806	945	112	2012	03/12	(m)	40
Sanford, NC	—	147	—	834	—	147	834	981	112	2012	04/12	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Leland, NC	—	245	—	892	—	245	892	1,137	116	2012	06/12	(m)	40
Sanford, NC	—	206	—	829	—	206	829	1,035	108	2012	07/12	(m)	40
Richmond, VA	—	305	—	902	—	305	902	1,207	116	2012	08/12	(m)	40
Martinsville, VA	—	165	—	831	—	165	831	996	105	2012	09/12	(m)	40
Yerington, NV	—	313	—	1,170	—	313	1,170	1,483	145	2013	09/12	(m)	40
Hawthorne, NV	—	210	1,069	—	—	210	1,069	1,279	135	2012	12/12		40
Norfolk, VA	—	455	—	929	—	455	929	1,384	106	2013	03/13	(m)	40
Suffolk, VA	—	186	—	958	—	186	958	1,144	109	2013	03/13	(m)	40
Suffolk, VA	—	128	—	1,010	—	128	1,010	1,138	111	2013	04/13	(m)	40
Irving, NY	—	210	—	961	—	210	961	1,171	101	2013	06/13	(m)	40
Oakfield, NY	—	257	—	1,108	—	271	1,108	1,379	103	2014	10/13	(m)	40
Holland, NY	—	176	—	1,103	—	176	1,103	1,279	95	2014	12/13	(m)	40
Jeffersonville, IN	—	115	960	—	—	115	960	1,075	106	2010	02/14		35
LaFayette, LA	—	157	378	—	—	157	378	535	52	2002	07/14		25
Youngsville, LA	—	98	370	—	—	98	370	468	51	2002	07/14		25
Daytona Beach Shores, FL	—	459	1,282	—	—	459	1,282	1,741	2	2011	12/17		30

Dollar Tree:
Garland, TX	—	239	626	—	—	239	626	865	258	1994	02/94		40
Homestead, PA	—	256	—	1,964	—	310	1,910	2,220	90	2016	02/97	(g)	40
Copperas Cove, TX	—	242	512	194	—	242	706	948	470	1972	11/98		40
Marietta, GA	—	525	—	787	—	524	787	1,311	75	1997	12/14	(o)	30

Don Tello's Tex-Mex Grill:
Lithonia, GA	—	923	1,276	27	—	923	1,303	2,226	339	2002	06/07		40

Dr. Clean Dry Cleaners:
Monticello, NY	—	20	72	—	—	20	72	92	23	1996	03/05		40

Driscoll Children's Hospital:
Corpus Christi, TX	—	630	3,131	—	—	630	3,131	3,761	1,471	1982	03/99		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Ecotech Institute:
Aurora, CO	—	5,076	13,874	5,663	—	5,041	19,537	24,578	4,787	1986	04/07		40
Austin, TX	—	2,291	1,770	4,999	—	2,291	6,769	9,060	1,045	1996	12/11		35

El Jalapeno:
Indianapolis, IN	—	223	483	79	—	223	562	785	302	1979	09/06		20

Empire Buffet:
Las Cruces, NM	—	947	—	2,390	—	947	2,390	3,337	638	2006	01/06	(m)	40

Express Mart:
Thomasville, NC	—	140	228	—	—	140	228	368	40	1962	07/14		20

Express Oil Change:
Birmingham, AL	—	470	695	—	—	470	695	1,165	170	2008	02/08	(f)	40
Florence, AL	—	110	381	—	—	110	381	491	125	1987	02/08		30
Helena, AL	—	363	628	—	—	363	628	991	155	1998	02/08		40
Muscle Shoals, AL	—	168	624	—	—	168	624	792	205	1985	02/08		30
Opelika, AL	—	547	680	—	—	547	680	1,227	168	2006	02/08		40
Cordova, TN	—	639	785	—	—	639	785	1,424	177	2000	12/08		40
Horn Lake, MS	—	326	611	—	—	326	611	937	158	1998	12/08		35
Lakeland, TN	—	186	489	—	—	186	489	675	110	2000	12/08		40
Memphis, TN	—	402	721	—	—	402	721	1,123	163	2001	12/08		40
Houston, TX	—	651	—	648	—	517	648	1,165	88	2012	02/12	(m)	40
Katy, TX	—	539	—	830	—	539	829	1,368	105	2012	07/12	(m)	40
Chattanooga, TN	—	239	1,214	—	—	239	1,214	1,453	211	1998	10/12		30
Chattanooga, TN	—	238	1,756	—	—	238	1,756	1,994	305	1998	10/12		30
Chattanooga, TN	—	224	173	—	—	224	173	397	30	2001	10/12		30
Cleveland, TN	—	318	1,064	—	—	318	1,064	1,382	158	2004	10/12		35
Fort Oglethorpe, GA	—	241	331	—	—	241	331	572	49	2003	10/12		35
Marietta, GA	—	618	30	—	—	618	30	648	5	1988	12/12		30
Smyrna, GA	—	295	1,092	—	—	295	1,092	1,387	220	1984	12/12		25
Cypress, TX	—	550	—	983	—	550	983	1,533	71	2014	05/14	(m)	40
Boaz, AL	—	205	368	—	—	205	368	573	43	1995	01/15		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Gadsden, AL	—	116	690	—	—	116	690	806	67	1999	01/15		30
Rainbow City, AL	—	164	653	—	—	164	653	817	76	1992	01/15		25
Seffner, FL	—	155	593	—	—	155	593	748	48	2008	02/15		35
Fayetteville, TN	—	117	860	—	—	117	860	977	78	1998	04/15		30
Huntsville, AL	—	214	710	—	—	214	710	924	77	1995	04/15		25
Huntsville, AL	—	292	526	—	—	292	526	818	47	1995	04/15		30
Madison, AL	—	319	1,006	—	—	319	1,006	1,325	91	1992	04/15		30
Houston, TX	—	576	—	1,120	—	576	1,120	1,696	31	2016	04/16	(m)	40
Tampa, FL	—	718	—	942	—	718	942	1,660	25	2016	06/16	(m)	40
West Point, MS	—	335	—	1,130	—	335	1,130	1,465	20	2017	10/16	(m)	40
Tupelo, MS	—	381	1,641	—	—	381	1,641	2,022	37	2013	03/17		35
Tupelo, MS	—	607	—	1,068	—	607	1,068	1,675	1	2017	03/17	(m)	(k)
Canton, GA	—	741	—	—	—	741	(e)	741	(e)	(e)	10/17	(m)	(e)
Jasper, AL	—	186	879	—	—	186	879	1,065	6	2000	10/17		30

Express Wash & Go:
Cohoes, NY	—	27	145	174	—	27	318	345	58	1994	09/04		40

Fallas Paredes:
Arlington, TX	—	318	1,680	242	—	318	1,923	2,241	983	1996	06/96		38
Houston, TX	—	2,311	1,628	3,239	—	2,583	4,597	7,180	836	1976	03/99	(g)	40

Family Dollar:
Albany, NY	—	34	824	—	—	34	824	858	274	1992	09/04		40
Cohoes, NY	—	140	753	49	—	140	802	942	292	1994	09/04		40
Hudson Falls, NY	—	51	380	625	—	187	869	1,056	189	1993	09/04		40
Monticello, NY	—	96	352	—	—	96	352	448	112	1996	03/05		40
Richmond, TX	—	366	1,059	—	—	366	1,059	1,425	117	2012	02/14		35
Spring, TX	—	199	1,152	—	—	199	1,152	1,351	128	2012	02/14		35
Bartlesville, OK	—	110	445	—	—	110	445	555	62	2001	07/14		25
Huntsville, AL	—	141	596	—	—	141	596	737	69	2005	07/14		30
Tulsa, OK	—	70	519	—	—	70	519	589	72	2001	07/14		25

Famous Footwear:
Lapeer, MI	—	163	835	—	—	163	812	975	211	2007	10/05		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Famsa:
Harlingen, TX	—	317	756	170	—	317	926	1,243	376	1999	11/98	(f)	40

Ferguson:
Destin, FL	—	554	1,012	253	—	554	1,265	1,819	333	2006	03/07		40
Union City, GA	—	144	1,260	—	—	144	1,260	1,404	239	2010	05/11		35

Fierce Pierce Gymnastics:
Copperas Cove, TX	—	204	432	195	—	204	627	831	137	1972	11/98		40

Fikes Wholesale:
Belton, TX	—	722	1,814	—	—	722	1,814	2,536	330	2007	08/11		35
Godley, TX	—	1,453	2,084	—	—	1,453	2,084	3,537	380	2008	08/11		35
Killeen, TX	—	1,302	2,514	—	—	1,302	2,514	3,816	458	2008	08/11		35
Killeen, TX	—	1,053	833	—	—	1,053	833	1,886	152	2007	08/11		35
McGregor, TX	—	511	1,484	—	—	511	1,484	1,995	270	2006	08/11		35
Thorndale, TX	—	331	984	—	—	331	984	1,315	179	2007	08/11		35
Valley Mills, TX	—	711	2,114	—	—	711	2,114	2,825	385	2006	08/11		35
West, TX	—	402	864	—	—	402	864	1,266	184	1999	08/11		30
Gladewater, TX	—	145	2,107	—	—	145	2,107	2,252	198	2007	09/14		35
Hearne, TX	—	68	2,184	—	—	68	2,184	2,252	240	1996	09/14		30
Jarrell, TX	—	541	2,965	—	—	541	2,965	3,506	279	2009	09/14		35
Killeen, TX	—	628	2,878	—	—	628	2,878	3,506	271	2013	09/14		35
Liberty Hill, TX	—	203	3,303	—	—	202	3,303	3,505	311	2013	09/14		35
Rosebud, TX	—	58	1,847	—	—	58	1,847	1,905	174	2012	09/14		35
Temple, TX (n)	—	1,052	3,302	—	—	1,052	3,302	4,354	311	2012	09/14		35
Waco, TX	—	1,400	2,106	—	—	1,400	2,106	3,506	231	1997	09/14		30
Claude, TX	—	193	3,728	—	—	193	3,728	3,921	217	2013	12/15		35
Covington, TX	—	164	2,512	—	—	164	2,512	2,676	171	2001	12/15		30
Hamilton, TX	—	97	2,175	—	—	97	2,175	2,272	178	1987	12/15		25
Lott, TX	—	135	3,236	—	—	135	3,236	3,371	189	2013	12/15		35
Salado, TX	—	715	3,206	—	—	715	3,206	3,921	187	2014	12/15		35
Temple, TX	—	77	2,291	—	—	77	2,291	2,368	134	2012	12/15		35
Vernon, TX	—	154	5,850	—	—	154	5,850	6,004	299	2015	12/15		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Milton, FL	—	1,498	—	3,568	—	1,498	3,568	5,066	93	2016	04/16	(m)	40
Giddings, TX	—	845	—	5,219	—	845	5,219	6,064	71	2017	11/16	(m)	40
Daphne, AL	—	1,411	1,247	—	—	1,411	1,247	2,658	43	2006	12/16		30
Foley, AL	—	783	1,721	—	—	783	1,721	2,504	45	2007	12/16		40
Belton, TX	—	415	3,391	—	—	415	3,391	3,806	81	2016	01/17		40
Hewitt, TX	—	747	—	3,005	—	747	3,005	3,752	3	2017	01/17	(m)	(k)

First Cash Pawn:
Alice, TX	—	318	578	—	—	318	578	896	232	1995	12/01		40

Five Below:
Florissant, MO	—	249	294	849	—	250	1,142	1,392	247	1996	04/03	(g)	40

Five Guys Burgers and Fries:
Middleburg Heights, OH	—	497	260	250	—	497	510	1,007	232	1976	09/06		20

Flash Markets:
Lebanon, TN	—	582	—	2,063	—	582	2,063	2,645	509	2007	03/07	(m)	40

Fleming's:
Akron, OH	—	475	3,140	—	—	475	3,140	3,615	520	2005	03/12		35

Floor & Decor:
Knoxville, TN	—	2,364	—	7,879	—	2,364	7,879	10,243	386	2016	09/15	(m)	40

Food 4 Less:
Chula Vista, CA	—	3,569	—	—	—	3,569	(c)	3,569	(c)	1995	11/98		(c)

Food Fast:
Bossier City, LA	—	883	658	—	—	883	658	1,541	462	1975	06/07		15
Brownsboro, TX	—	328	385	—	—	328	385	713	135	1990	06/07		30
Flint, TX	—	272	411	—	—	272	411	683	173	1985	06/07		25
Forney, TX	—	545	707	—	—	545	707	1,252	248	1989	06/07		30
Forney, TX	—	473	654	—	—	473	654	1,127	230	1990	06/07		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Gun Barrel City, TX	—	270	386	—	—	270	386	656	163	1986	06/07		25
Gun Barrel City, TX	—	242	467	—	—	242	467	709	197	1988	06/07		25
Jacksonville, TX	—	660	632	—	—	660	632	1,292	444	1976	06/07		15
Kemp, TX	—	581	505	—	—	581	505	1,086	213	1986	06/07		25
Longview, TX	—	426	382	—	—	426	382	808	161	1984	06/07		25
Longview, TX	—	252	304	—	—	252	304	556	128	1983	06/07		25
Longview, TX	—	360	535	—	—	360	535	895	226	1983	06/07		25
Longview, TX	—	271	431	—	—	271	431	702	151	1990	06/07		30
Longview, TX	—	403	572	—	—	403	572	975	241	1985	06/07		25
Mabank, TX	—	229	494	—	—	229	494	723	208	1986	06/07		25
Mt. Vernon, TX	—	292	666	2,800	—	292	2,800	3,092	330	2013	06/07	(m)	40
Tyler, TX	—	188	329	—	—	188	329	517	139	1984	06/07		25
Tyler, TX	—	542	403	—	—	481	403	884	170	1984	06/07		25
Tyler, TX	—	316	545	—	—	316	545	861	191	1989	06/07		30
Tyler, TX	—	742	546	—	—	742	546	1,288	230	1985	06/07		25
Tyler, TX	—	488	831	—	—	488	831	1,319	438	1980	06/07		20
Tyler, TX	—	323	283	—	—	323	283	606	149	1978	06/07		20

Fort Ticonderoga:
Ticonderoga, NY	—	89	689	60	—	89	749	838	240	1993	09/04		40

Fresenius Medical Care:
Houston, TX	—	422	1,915	518	—	422	2,434	2,856	699	1995	08/06		40
Rockford, MI	—	226	1,404	—	—	226	1,404	1,630	162	2002	07/14		30

Fresh Market:
Gainesville, FL	—	317	1,248	656	—	317	1,904	2,221	620	1982	03/99		40

Frisch's Big Boy:
Batavia, OH	—	319	2,637	—	—	319	2,637	2,956	209	1995	08/15		30
Bethel, OH	—	242	2,512	—	—	242	2,512	2,754	239	1982	08/15		25
Burlington, KY	—	589	2,357	—	—	589	2,357	2,946	187	1995	08/15		30
Cincinnati, OH	—	300	1,952	—	—	300	1,952	2,252	185	1990	08/15		25
Cincinnati, OH	—	541	1,981	—	—	541	1,981	2,522	188	1964	08/15		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Cincinnati, OH	—	435	3,457	—	—	435	3,457	3,892	328	1970	08/15	25
Cincinnati, OH	—	782	1,961	—	—	782	1,961	2,743	186	1973	08/15	25
Cincinnati, OH	—	754	1,044	—	—	754	1,044	1,798	83	1997	08/15	30
Cincinnati, OH	—	695	2,173	—	—	695	2,173	2,868	172	1982	08/15	30
Cincinnati, OH	—	445	929	—	—	445	929	1,374	74	2005	08/15	30
Cincinnati, OH	—	657	1,874	—	—	654	1,874	2,528	178	1986	08/15	25
Cincinnati, OH	—	387	1,865	—	—	387	1,865	2,252	148	1996	08/15	30
Cincinnati, OH	—	183	3,283	—	—	183	3,283	3,466	312	1980	08/15	25
Cincinnati, OH	—	271	939	—	—	271	939	1,210	89	1994	08/15	25
Cincinnati, OH	—	638	1,845	—	—	638	1,845	2,483	175	1993	08/15	25
Cincinnati, OH	—	976	1,806	—	—	976	1,806	2,782	123	2011	08/15	35
Cincinnati, OH	—	329	1,672	—	—	329	1,672	2,001	159	1988	08/15	25
Cincinnati, OH	—	319	2,753	—	—	319	2,753	3,072	218	2007	08/15	30
Cincinnati, OH	—	290	3,100	—	—	290	3,100	3,390	295	1985	08/15	25
Cincinnati, OH	—	734	1,768	—	—	734	1,768	2,502	168	1991	08/15	25
Cold Spring, KY	—	763	2,144	—	—	763	2,144	2,907	170	1993	08/15	30
Covington, KY	—	522	2,444	—	—	522	2,444	2,966	193	1991	08/15	30
Dayton, OH	—	261	1,392	—	—	261	1,392	1,653	132	1985	08/15	25
Dayton, OH	—	589	1,662	—	—	589	1,662	2,251	132	2006	08/15	30
Dayton, OH	—	407	349	—	—	407	349	756	24	2010	08/15	35
Dayton, OH	—	464	2,029	—	—	464	2,029	2,493	161	1988	08/15	30
Dayton, OH	—	348	1,633	—	—	348	1,633	1,981	155	1990	08/15	25
Dayton, OH	—	445	1,276	—	—	445	1,276	1,721	87	2008	08/15	35
Eaton, OH	—	319	1,267	—	—	319	1,267	1,586	120	1992	08/15	25
Englewood, OH	—	348	1,846	—	—	348	1,846	2,194	175	1976	08/15	25
Erlanger, KY	—	425	1,740	—	—	425	1,740	2,165	165	1991	08/15	25
Fairborn, OH	—	348	1,305	—	—	348	1,305	1,653	103	1989	08/15	30
Fairfield, OH	—	580	1,556	—	—	580	1,556	2,136	148	1976	08/15	25
Florence, KY	—	860	1,903	—	—	860	1,903	2,763	181	1986	08/15	25
Florence, KY	—	850	1,971	—	—	850	1,971	2,821	156	2001	08/15	30
Fort Mitchell, KY	—	792	3,051	—	—	792	3,051	3,843	242	1988	08/15	30
Franklin, OH	—	406	1,749	—	—	406	1,749	2,155	166	1977	08/15	25
Franklin, OH	—	415	2,425	—	—	415	2,425	2,840	192	1987	08/15	30
Gahanna, OH	—	389	165	—	—	389	165	554	13	1994	08/15	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Greensburg, IN	—	464	1,575	—	—	464	1,575	2,039	125	1990	08/15	30
Grove City, OH	—	406	1,846	—	—	406	1,846	2,252	146	1993	08/15	30
Groveport, OH	—	145	1,084	—	—	145	1,084	1,229	86	1992	08/15	30
Hamilton, OH	—	560	1,894	—	—	560	1,894	2,454	150	2009	08/15	30
Hamilton, OH	—	310	1,045	—	—	310	1,045	1,355	99	1968	08/15	25
Harrison, OH	—	338	2,685	—	—	338	2,685	3,023	213	1989	08/15	30
Heath, OH	—	939	348	—	—	939	348	1,287	24	2011	08/15	35
Hillsboro, OH	—	502	2,926	—	—	502	2,926	3,428	278	1980	08/15	25
Independence, KY	—	657	1,816	—	—	657	1,816	2,473	144	2009	08/15	30
Lancaster, OH	—	570	1,604	—	—	570	1,604	2,174	127	1992	08/15	30
Lawrenceburg, IN	—	550	3,071	—	—	550	3,071	3,621	208	2010	08/15	35
Lebanon, OH	—	560	2,550	—	—	560	2,550	3,110	202	2006	08/15	30
Lexington, KY	—	734	1,382	—	—	734	1,382	2,116	94	2013	08/15	35
Lexington, KY	—	647	2,289	—	—	647	2,289	2,936	217	1976	08/15	25
Louisville, KY	—	891	97	—	—	891	97	988	8	1994	08/15	30
Louisville, KY	—	628	1,691	—	—	628	1,691	2,319	134	1990	08/15	30
Loveland, OH	—	241	2,666	—	—	241	2,666	2,907	253	1980	08/15	25
Loveland, OH	—	184	1,740	—	—	184	1,740	1,924	138	1990	08/15	30
Marysville, OH	—	281	823	—	—	281	823	1,104	65	1993	08/15	30
Mason, OH	—	531	1,981	—	—	531	1,981	2,512	188	1987	08/15	25
Maysville, KY	—	454	3,119	—	—	454	3,119	3,573	296	1992	08/15	25
Miamisburg, OH	—	551	1,701	—	—	551	1,701	2,252	162	1970	08/15	25
Middletown, OH	—	155	1,952	—	—	155	1,952	2,107	185	1966	08/15	25
Middletown, OH	—	823	310	—	—	823	310	1,133	21	2013	08/15	35
Milford, OH	—	309	1,942	—	—	309	1,942	2,251	185	1960	08/15	25
New Albany, IN	—	493	1,238	—	—	493	1,238	1,731	98	1995	08/15	30
Shepherdsville, KY	—	793	1,092	—	—	793	1,092	1,885	86	2009	08/15	30
Springfield, OH	—	560	1,691	—	—	560	1,691	2,251	134	2007	08/15	30
Tipp City, OH	—	503	919	—	—	503	919	1,422	73	1996	08/15	30
Troy, OH	—	445	1,807	—	—	445	1,807	2,252	143	1987	08/15	30
Urbana, OH	—	252	1,142	—	—	252	1,142	1,394	108	1991	08/15	25
Washington, OH	—	300	1,672	—	—	300	1,672	1,972	132	1990	08/15	30
Wilmington, OH	—	377	2,502	—	—	377	2,502	2,879	238	1973	08/15	25
Winchester, KY	—	348	1,325	—	—	348	1,325	1,673	105	2008	08/15	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Xenia, OH	—	261	2,299	—	—	261	2,299	2,560	182	1986	08/15		30

Fuel Up:
Chambersburg, PA	—	76	197	—	—	76	197	273	122	1990	08/05		20

Fuel-On:
Bloomsburg, PA	—	541	146	—	—	541	146	687	90	1967	08/05		20
Emporium, PA	—	380	569	—	—	380	569	949	352	1996	08/05		20
Johnsonburg, PA	—	781	504	—	—	781	504	1,285	312	1978	08/05		20
Kane, PA	—	478	592	—	—	356	—	356	—	1984	08/05		0
Luzerne, PA	—	171	415	—	—	171	415	586	257	1989	08/05		20
Ridgway, PA	—	382	259	—	—	382	259	641	160	1975	08/05		20
St. Mary's, PA	—	274	261	—	—	274	261	535	161	1979	08/05		20
White Haven, PA (n)	—	486	867	—	—	486	867	1,353	536	1990	08/05		20
Danville, PA	—	180	359	—	—	180	359	539	107	1988	01/06		40
Houtzdale, PA	—	541	500	—	—	356	—	356	—	1977	01/06		0
Minersville, PA	—	680	582	—	—	680	582	1,262	174	1974	01/06		40
Pittsburgh, PA	—	905	1,346	—	—	905	1,346	2,251	402	1967	01/06		40
Zelienople, PA	—	160	437	—	—	160	437	597	131	1988	01/06		40

Fuji Japanese Steakhouse:
Farmington, NM	—	2,757	—	773	—	2,757	773	3,530	178	2003	12/07	(o)	40

Furniture Bank:
Columbus, OH	—	1,596	934	226	—	1,605	1,152	2,757	329	1970	11/04	(o)	40

Furr's Family Dining:
Moore, OK	—	939	—	2,429	—	939	2,429	3,368	620	2007	03/07	(m)	40
Arlington, TX	—	1,061	—	1,594	—	1,061	1,594	2,655	287	2010	04/10	(m)	40
McAllen, TX	—	520	1,700	—	—	520	1,700	2,220	342	2004	12/11		30

Gander Outdoors:
Florence, AL	—	1,034	—	4,315	—	851	4,315	5,166	571	2012	06/04	(m)	40
Amarillo, TX	—	1,514	5,781	—	—	1,514	5,781	7,295	1,897	2004	11/04		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
DeForest, WI	—	2,798	10,953	2,500	—	2,787	13,413	16,200	2,695	2008	09/10		35
Springfield, IL	—	1,717	7,622	—	—	1,717	7,622	9,339	1,588	2009	09/10		35
Onalaska, WI	—	1,963	—	6,817	—	1,733	6,817	8,550	1,143	2011	10/10	(m)	40
Ocala, FL	—	3,315	8,908	—	—	3,315	8,908	12,223	1,835	2008	10/10		35
Bowling Green, KY	—	1,777	7,319	—	—	1,777	7,319	9,096	1,351	2007	07/11		35
Eau Claire, WI	—	2,263	8,418	—	—	2,263	8,418	10,681	1,553	2008	07/11		35
Roanoke, VA	—	1,769	8,120	—	—	1,769	8,120	9,889	1,498	2008	07/11		35
Greenfield, IN	—	878	—	6,166	—	878	6,166	7,044	559	2014	12/13	(m)	40
Lakeville, MN	—	3,243	11,191	600	—	3,243	11,791	15,034	1,042	2003	03/15	(o)	30
Chesterfield, MO	—	3,424	—	7,711	—	3,424	7,711	11,135	410	2015	06/15	(m)	40

Gate Petroleum:
Concord, NC	—	852	1,201	—	—	852	1,201	2,053	377	2001	06/05		40
Rocky Mount, NC	—	259	1,164	—	—	259	1,164	1,423	365	2000	06/05		40

Gerber Collision:
Garner, NC	—	352	1,056	—	—	352	1,056	1,408	253	1972	03/13		20
Estero, FL	—	839	—	2,135	—	839	2,135	2,974	151	2015	10/14	(m)	30
Woodstock, GA	—	328	1,291	—	—	328	1,291	1,619	134	1990	11/14		30
Roswell, GA	—	958	—	1,920	—	961	1,920	2,881	215	2015	12/14	(m)	25
Tucson, AZ	—	330	1,746	—	—	330	1,746	2,076	147	2008	01/15		35
Tucson, AZ	—	242	1,518	—	—	242	1,518	1,760	150	2002	01/15		30

Global:
Augusta, ME	—	234	1,384	—	—	234	1,384	1,618	85	1987	06/16		25
Bedford, NH	—	332	907	—	—	332	907	1,239	56	1980	06/16		25
Bridgeport, CT	—	331	1,762	—	—	331	1,762	2,093	109	1979	06/16		25
Derry, NH	—	176	1,044	—	—	176	1,044	1,220	64	1987	06/16		25
Dover, NH	—	497	926	—	—	497	926	1,423	48	2004	06/16		30
Epping, NH	—	798	1,363	—	—	798	1,363	2,161	70	1998	06/16		30
Exeter, NH	—	593	3,258	—	—	593	3,258	3,851	167	2001	06/16		30
Fitzwilliam, NH	—	146	2,404	—	—	146	2,404	2,550	148	1993	06/16		25
Gardner, MA	—	88	2,764	—	—	88	2,764	2,852	170	1968	06/16		25
Hanover, MA	—	380	1,131	—	—	380	1,131	1,511	70	1991	06/16		25
Johnston, RI	—	478	1,082	—	—	478	1,082	1,560	67	1992	06/16		25
Manchester, CT	—	584	1,869	—	—	584	1,869	2,453	115	1983	06/16		25
Middleton, MA	—	331	1,694	—	—	331	1,694	2,025	87	2001	06/16		30
Milford, MA	—	642	1,869	—	—	642	1,869	2,511	115	1972	06/16		25
Nashua, NH	—	351	1,160	—	—	351	1,160	1,511	72	1991	06/16		25
North Easton, MA	—	1,293	2,917	—	—	1,293	2,917	4,210	150	2005	06/16		30
Portland, ME	—	361	732	—	—	361	732	1,093	45	1987	06/16		25
Saugus, MA	—	885	3,209	—	—	885	3,209	4,094	165	1997	06/16		30
Scarborough, ME	—	662	1,393	—	—	662	1,393	2,055	72	1998	06/16		30
Tewksbury, MA	—	449	839	—	—	449	839	1,288	43	2000	06/16		30
Townsend, MA	—	195	1,695	—	—	195	1,695	1,890	105	1983	06/16		25
Waltham, MA	—	467	1,995	—	—	467	1,995	2,462	123	1983	06/16		25
Warwick, RI	—	633	1,120	—	—	633	1,120	1,753	58	2004	06/16		30
Waterville, ME	—	49	1,112	—	—	49	1,112	1,161	69	1987	06/16		25
Westerly, RI	—	351	1,830	—	—	351	1,830	2,181	113	1989	06/16		25
Westerly, RI	—	506	2,141	—	—	506	2,141	2,647	110	1998	06/16		30
Westford, MA	—	448	1,072	—	—	448	1,072	1,520	55	1998	06/16		30
Weymouth, MA	—	214	1,802	—	—	214	1,802	2,016	111	1960	06/16		25
Wyoming, RI	—	409	1,276	—	—	409	1,276	1,685	66	1999	06/16		30
York, ME	—	175	2,812	—	—	175	2,812	2,987	173	1990	06/16		25

Golden Corral:
Lake Placid, FL	—	115	305	54	—	115	359	474	335	1985	05/85		35
Tampa, FL	—	1,188	1,339	—	—	1,188	1,339	2,527	537	1998	12/01		40
Temple Terrace, FL	—	1,330	1,391	—	—	1,330	1,391	2,721	558	1997	12/01		40
Davenport, IA	—	923	2,122	—	—	923	2,122	3,045	174	1998	02/15		35
Orange Park, FL	—	1,074	1,794	—	—	1,074	1,794	2,868	172	1995	02/15		30
Pensacola, FL	—	1,344	3,212	—	—	1,344	3,212	4,556	264	1999	02/15		35

Goodwill:
Sealy, TX	—	612	675	655	—	612	1,330	1,942	442	1982	03/99		40
Fort Worth, TX	—	988	2,368	32	—	988	2,401	3,389	765	1997	02/05		40

Goodyear Truck & Tire:
Anthony, TX	—	(l)	1,242	6	—	(l)	1,248	1,248	326	2007	02/07		40
Beaverdam, OH	—	(l)	1,521	—	—	(l)	1,521	1,521	404	2004	05/07		40
Benton, AR	—	(l)	309	—	—	(l)	309	309	81	2001	05/07		40
Bowman, SC	—	(l)	969	—	—	(l)	969	969	294	1998	05/07		35
Dalton, GA	—	(l)	1,541	—	—	(l)	1,541	1,541	409	2004	05/07		40
Dandridge, TN	—	(l)	1,030	—	—	(l)	1,030	1,030	313	1989	05/07		35
Franklin, OH	—	(l)	563	—	—	(l)	563	563	171	1998	05/07		35
Gary, IN	—	(l)	1,486	—	—	(l)	1,486	1,486	395	2004	05/07		40
Georgetown, KY	—	(l)	679	—	—	(l)	679	679	240	1997	05/07		30
Mebane, NC	—	(l)	561	—	—	(l)	561	561	170	1998	05/07		35
Piedmont, SC	—	(l)	567	—	—	(l)	567	567	172	1999	05/07		35
Port Wentworth, GA	—	(l)	552	—	—	(l)	552	552	168	1998	05/07		35
Valdosta, GA	—	(l)	1,477	—	—	(l)	1,477	1,477	392	2004	05/07		40
Temple, GA	—	(l)	1,065	—	—	(l)	1,065	1,065	270	2007	06/07		40
Whiteland, IN	—	(l)	1,471	—	—	(l)	1,471	1,471	385	2004	07/07		40
Urbandale, IA	—	(l)	816	—	—	(l)	816	816	213	1987	07/07		40
Robinson, TX	—	(l)	1,183	—	—	(l)	1,183	1,183	299	2007	07/07		40
Kearney, MO	—	(l)	1,269	—	—	(l)	1,269	1,269	332	2003	07/07		40
Oklahoma City, OK	—	(l)	1,247	—	—	(l)	1,247	1,247	308	2008	08/07		40
Amarillo, TX	—	(l)	1,158	—	—	(l)	1,158	1,158	276	2008	02/08		40
Jackson, MS	—	(l)	1,281	—	—	(l)	1,281	1,281	303	2008	03/08		40
Glendale, KY	—	(l)	1,066	—	—	(l)	1,066	1,066	245	2008	07/08		40
Lebanon, TN	—	(l)	1,331	—	—	(l)	1,331	1,331	301	2008	08/08	(p)	40
Laredo, TX	—	(l)	1,238	—	—	(l)	1,238	1,238	272	2009	11/08	(p)	40
Midland, TX	—	(l)	1,148	—	—	(l)	1,148	1,148	214	2010	04/10	(p)	40
Tuscaloosa, AL	—	(l)	1,002	—	—	(l)	1,002	1,002	176	2010	08/10	(p)	40
Kenly, NC	—	(l)	1,066	—	—	(l)	1,066	1,066	183	2011	11/10	(p)	40
Matthews, MO	—	(l)	1,042	50	—	(l)	1,092	1,092	178	2011	01/11	(p)	40
Baytown, TX	—	(l)	—	1,375	—	(l)	1,375	1,375	219	2011	05/11	(p)	40
Sunbury, OH	—	(l)	—	1,424	—	(l)	1,424	1,424	215	2011	06/11	(p)	40
Greenwood, LA	—	(l)	—	1,291	—	(l)	1,291	1,291	198	2011	06/11	(p)	40
Joplin, MO	—	(l)	—	1,168	—	(l)	1,168	1,168	179	2011	06/11	(p)	40
Winslow, AZ	—	(l)	—	1,613	—	(l)	1,613	1,613	237	2012	09/11	(p)	40
Gulfport, MS	—	(l)	—	1,377	—	(l)	1,377	1,377	196	2012	11/11	(p)	40
Sulphur Springs, TX	—	(l)	—	1,283	—	(l)	1,283	1,283	180	2012	12/11	(p)	40
Walcott, IA	—	(l)	—	1,673	—	(l)	1,673	1,673	89	2015	07/15	(p)	40
S. Beloit, IL	—	(l)	—	1,927	—	(l)	1,927	1,927	90	2016	08/15	(p)	40
Eloy, AZ	—	(l)	—	1,739	—	(l)	1,739	1,739	82	2016	10/15	(p)	40

Gordmans:
Wyoming, MI	—	1,322	—	4,447	—	1,322	4,447	5,769	384	2014	10/13	(m)	40
Saginaw, MI	—	763	—	4,088	—	763	4,088	4,851	353	2014	02/14	(m)	40

Great Clips:
Swansea, IL	—	46	132	157	—	46	290	336	51	1997	12/01	(g)	40
Lapeer, MI	—	27	194	—	—	27	184	211	49	2007	10/05		40

Guitar Center:
Roseville, MN	—	1,599	1,419	23	—	1,599	1,442	3,041	431	1994	08/06		40

H&R Block:
Swansea, IL	—	46	132	69	—	46	201	247	107	1997	12/01		40
Bristol, VA	—	63	184	40	—	63	224	287	29	2000	07/14		25

Harbor Freight Tools:
Federal Way, WA	—	2,037	1,662	534	—	2,037	2,195	4,232	944	1994	06/98		40
Gastonia, NC	—	994	1,513	146	—	994	1,659	2,653	520	2004	12/04		40
Plainfield, IN	—	503	—	1,633	—	503	1,633	2,136	157	1972	12/14	(o)	30
Houma, LA	—	1,037	—	3,362	—	1,037	3,362	4,399	67	2016	08/16	(m)	40
McKinney, TX	—	1,040	—	2,551	—	1,040	2,551	3,591	29	2017	01/17	(m)	40
Marion, IN	—	493	—	1,409	—	493	1,409	1,902	1	2017	08/17	(m)	(k)

Hardee's:
Savannah, TN (n)	—	151	713	—	—	151	713	864	102	1988	02/15		20
Warrenton, NC (n)	—	143	633	—	—	143	633	776	61	1960	02/15		30

Harvey's Bar & Grill:
Bay City, MI	—	647	634	—	—	647	634	1,281	254	1997	12/01		40
Havertys Furniture:
Pensacola, FL	—	633	1,595	66	—	603	1,661	2,264	870	1994	06/96		40
Bowie, MD	—	1,966	4,221	—	—	1,966	4,221	6,187	2,024	1997	12/97		39

Health Source Chiropractic:
Houston, TX	—	112	509	302	—	112	811	923	188	1995	08/06		40

Healthy Pet:
Suwanee, GA	—	175	1,038	—	—	175	1,038	1,213	287	1997	12/06		40
Colonial Heights, VA	—	160	746	—	—	160	746	906	204	1996	01/07		40

Hear USA:
Lapeer, MI	—	29	211	—	—	29	201	230	53	2007	10/05		40

Heartland Dental:
Greer, SC	—	399	—	1,034	—	399	1,034	1,433	10	2017	05/17	(m)	(k)

Herc Rentals:
Anaheim, CA	—	6,156	1,214	—	—	6,156	1,214	7,370	8	2005	10/17		30
Arden, NC	—	359	1,286	—	—	359	1,286	1,645	9	1992	10/17		30
Athens, GA	—	255	2,039	—	—	255	2,039	2,294	17	1977	10/17		25
Augusta, GA	—	360	1,069	—	—	360	1,069	1,429	7	1999	10/17		30
Austin, TX	—	2,215	1,517	—	—	2,215	1,517	3,732	11	2002	10/17		30
Baltimore, MD	—	283	1,484	—	—	283	1,484	1,767	12	1984	10/17		25
Beaumont, TX	—	822	624	—	—	822	624	1,446	4	1989	10/17		30
Boston, MA	—	4,536	2,964	—	—	4,536	2,964	7,500	25	1960	10/17		25
Carson, CA	—	5,646	3,764	—	—	5,646	3,764	9,410	26	2002	10/17		30
Charlotte, NC	—	389	626	—	—	389	626	1,015	5	1964	10/17		25
Cincinnati, OH	—	453	1,842	—	—	453	1,842	2,295	15	1971	10/17		25
Columbus, OH	—	483	1,051	—	—	483	1,051	1,534	9	1968	10/17		25
Deer Park, TX	—	443	1,953	—	—	443	1,953	2,396	14	1984	10/17		30
Fayetteville, NC	—	311	2,038	—	—	311	2,038	2,349	17	1981	10/17		25
Foothill Ranch, CA	—	3,484	1,799	—	—	3,484	1,799	5,283	12	2003	10/17		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Gilbert, AZ	—	839	1,754	—	—	839	1,754	2,593	12	1997	10/17		30
Greensboro, NC	—	351	843	—	—	351	843	1,194	6	1988	10/17		30
Henderson, CO	—	877	1,414	—	—	877	1,414	2,291	10	2005	10/17		30
Houston, TX	—	417	596	—	—	417	596	1,013	5	1972	10/17		25
Lakeland, FL	—	802	1,264	—	—	802	1,264	2,066	9	1998	10/17		30
Las Vegas, NV	—	1,845	4,999	—	—	1,845	4,999	6,844	42	1975	10/17		25
Little Rock, AR	—	463	1,342	—	—	463	1,342	1,805	11	1974	10/17		25
Macon, GA	—	275	731	—	—	275	731	1,006	5	1999	10/17		30
Miami, FL	—	3,041	1,469	—	—	3,041	1,469	4,510	12	1970	10/17		25
Norcross, GA	—	692	464	—	—	692	464	1,156	4	1969	10/17		25
Oklahoma City, OK	—	416	1,295	—	—	416	1,295	1,711	11	1983	10/17		25
Orlando, FL	—	707	2,318	—	—	707	2,318	3,025	16	1998	10/17		30
Pensacola, FL	—	180	851	—	—	180	851	1,031	6	1985	10/17		30
Phoenix, AZ	—	511	814	—	—	511	814	1,325	7	1976	10/17		25
Raleigh, NC	—	622	2,018	—	—	622	2,018	2,640	17	1965	10/17		25
Richland, MS	—	208	1,268	—	—	208	1,268	1,476	9	1996	10/17		30
Riviera Beach, FL	—	1,130	3,380	—	—	1,130	3,380	4,510	20	2007	10/17		35
Roseville, CA	—	1,233	5,544	—	—	1,233	5,544	6,777	39	2002	10/17		30
San Diego, CA	—	3,407	4,283	—	—	3,407	4,283	7,690	36	1977	10/17		25
Sarasota, FL	—	443	1,377	—	—	443	1,377	1,820	11	1959	10/17		25
Savannah, GA	—	426	758	—	—	426	758	1,184	5	1989	10/17		30
Springdale, AR	—	702	323	—	—	702	323	1,025	2	1996	10/17		30
Springfield, MO	—	199	1,078	—	—	199	1,078	1,277	9	1971	10/17		25
Tampa, FL	—	490	2,026	—	—	490	2,026	2,516	17	1966	10/17		25
Texas City, TX	—	539	700	—	—	539	700	1,239	6	1972	10/17		25
Virginia Beach, VA	—	463	1,398	—	—	463	1,398	1,861	10	1986	10/17		30
West Sacramento, CA	—	575	2,302	—	—	575	2,302	2,877	16	1987	10/17		30

Hibbett Sports:
Sealy, TX	—	208	230	282	—	208	512	720	116	1982	03/99	(g)	40

Hobby Lobby:
Beavercreek, OH	—	1,837	—	3,790	—	1,926	3,701	5,627	189	2015	08/15	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Hollywood Feed:
Ridgeland, MS	—	343	411	362	—	343	773	1,116	167	1997	08/06		40

Home Decor:
Memphis, TN	—	549	540	364	—	549	904	1,453	412	1998	12/97		40

Home Depot:
Sunrise, FL	—	5,149	—	—	—	5,149	(i)	5,149	(i)	(i)	05/03		(i)

HomeGoods:
Fairfax, VA	—	523	756	1,585	—	971	2,341	3,312	1,005	1995	12/95		40

Hometown Urgent Care:
Warren, OH	—	562	468	100	—	562	568	1,130	207	1997	12/01		40

Hooters:
Tampa, FL	—	784	505	450	—	784	955	1,739	238	1993	12/01		40

Hudson Grille:
Alpharetta, GA	—	3,033	1,642	209	—	3,033	1,851	4,884	659	1999	12/01		40

Humana:
Sunrise, FL	—	800	253	—	—	800	253	1,053	86	1984	05/04		40

Hy-Vee:
St. Joseph, MO	—	1,580	2,849	—	—	1,580	2,849	4,429	1,089	1991	09/02		40

Insurance Auto Auctions:
New Orleans, LA	—	1,445	—	4,123	—	1,445	3,987	5,432	570	1993	06/13	(o)	30
E Dundee, IL	—	2,772	—	8,320	—	2,772	8,320	11,092	624	2014	01/14	(m)	40
Bergen, NY	—	762	—	3,201	—	762	3,201	3,963	150	2016	08/15	(m)	40
Eminence, KY	—	724	4,928	—	—	724	4,928	5,652	182	2015	09/16		35
Meridian, ID	—	1,076	—	4,048	—	1,076	4,048	5,124	130	2006	10/16	(o)	35
Flint, MI	—	1,049	—	—	—	1,049	(e)	1,049	(e)	(e)	10/16	(m)	(m)

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Int'l House of Pancakes:
Midwest City, OK	—	407	—	—	—	407	(i)	407	(i)	(i)	11/00	(i)
Ankeny, IA	—	693	515	—	—	693	515	1,208	215	2002	06/05	30

ISD Renal:
Corpus Christi, TX	—	406	4,036	—	—	406	4,036	4,442	813	1978	12/11	30
Kendallville, IN	—	66	2,748	—	—	66	2,748	2,814	474	2007	12/11	35
Memphis, TN	—	180	3,223	—	—	180	3,223	3,403	649	2002	12/11	30
Memphis, TN	—	283	4,146	—	—	283	4,146	4,429	835	2001	12/11	30

J & J Insurance:
Hollywood, FL	—	195	44	18	—	119	—	119	—	1960	12/05	15

Jack in the Box:
Plano, TX	—	1,055	1,237	—	—	1,055	1,237	2,292	388	2001	06/05	40

Jack's:
Blounstville, AL	—	435	1,543	—	—	435	1,543	1,978	114	1997	10/15	30
Centre, AL	—	128	2,648	—	—	128	2,648	2,776	167	2006	10/15	35
Collinsville, AL	—	119	1,968	—	—	119	1,968	2,087	174	1994	10/15	25
Demopolis, AL	—	208	1,514	—	—	208	1,514	1,722	96	2007	10/15	35
Geraldine, AL	—	119	2,125	—	—	119	2,125	2,244	156	1998	10/15	30
Guin, AL	—	89	1,652	—	—	89	1,652	1,741	122	1999	10/15	30
Hanceville, AL	—	544	1,779	—	—	544	1,779	2,323	131	2002	10/15	30
Holly Pond, AL	—	119	2,056	—	—	119	2,056	2,175	151	2000	10/15	30
Jasper, AL	—	247	2,549	—	—	247	2,549	2,796	225	1983	10/15	25
Ohatchee, AL	—	119	1,938	—	—	119	1,938	2,057	143	1995	10/15	30
Scottsboro, AL	—	247	1,494	—	—	247	1,494	1,741	94	2006	10/15	35
Fyffe, AL	—	95	1,657	—	—	95	1,657	1,752	94	2001	04/16	30
Lafayette, AL	—	209	1,989	—	—	209	1,989	2,198	136	1987	04/16	25
Pinson, AL	—	228	2,453	—	—	228	2,453	2,681	140	1994	04/16	30

Jared Jewelers:
Phoenix, AZ	—	(l)	1,242	—	—	(l)	310	310	31	1998	12/01	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Richmond, VA	—	955	1,336	—	—	955	1,336	2,291	536	1998	12/01	40
Brandon, FL	—	1,197	1,182	—	—	1,197	1,182	2,379	462	2001	05/02	40
Lithonia, GA	—	1,271	1,216	—	—	1,271	1,216	2,487	475	2001	05/02	40
Houston, TX	—	1,676	1,440	—	—	1,676	1,440	3,116	541	1999	12/02	40
Oviedo, FL	—	1,328	1,500	—	—	1,328	868	2,196	66	1998	06/13	30

Jiffi Stop:
Barry, IL	—	48	1,194	—	—	48	1,194	1,242	58	1984	10/16	25
Bowen, IL	—	39	744	—	—	39	744	783	30	1999	10/16	30
Carrollton, IL	—	48	1,319	—	—	48	1,319	1,367	64	1986	10/16	25
Griggsville, IL	—	29	801	—	—	29	801	830	39	1983	10/16	25
Jacksonville, IL	—	854	4,251	—	—	854	4,251	5,105	147	2010	10/16	35
Pittsfield, IL	—	19	581	—	—	19	581	600	28	1947	10/16	25
Pleasant Hill, IL	—	87	753	—	—	87	753	840	36	1980	10/16	25
Quincy, IL	—	596	2,056	—	—	596	2,056	2,652	83	2003	10/16	30
Quincy, IL	—	183	1,539	—	—	183	1,539	1,722	62	2002	10/16	30
Quincy, IL	—	58	676	—	—	58	676	734	33	1994	10/16	25
Springfield, IL	—	518	3,782	—	—	518	3,782	4,300	183	1995	10/16	25
Springfield, IL	—	288	2,411	—	—	288	2,411	2,699	117	1992	10/16	25
Springfield, IL	—	192	2,593	—	—	192	2,593	2,785	125	1993	10/16	25
Springfield, IL	—	231	1,625	—	—	231	1,625	1,856	65	1999	10/16	30
Taylor, MO	—	39	945	—	—	39	945	984	46	1982	10/16	25

Jiffy Lube:
Auburn, MA	—	455	856	—	—	455	856	1,311	85	1988	07/14	35
Ayer, MA	—	326	792	—	—	326	792	1,118	91	1989	07/14	30
Barrington, IL	—	371	612	—	—	371	612	983	71	1986	07/14	30
Berwyn, IL	—	359	709	—	—	359	709	1,068	70	1985	07/14	35
Bolingbrook, IL	—	185	562	—	—	185	562	747	65	1986	07/14	30
Burbank, IL	—	156	418	—	—	156	418	574	72	1986	07/14	20
Plattsburgh, NY	—	127	421	—	—	127	421	548	58	1993	07/14	25
Romeoville, IL	—	158	557	—	—	158	557	715	64	1988	07/14	30
Worcester, MA	—	287	827	—	—	287	827	1,114	82	1988	07/14	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Jin's Asian Cafe:
Sealy, TX	—	67	74	1	—	67	75	142	36	1982	03/99		40

Jo-Ann etc:
Corpus Christi, TX	—	818	896	71	—	818	967	1,785	557	1967	11/93		40
St. Peters, MO	—	1,741	5,406	1,233	—	1,741	6,639	8,380	1,930	2005	06/05	(g)	40

Johnny Carino's:
Lubbock, TX	—	1,007	1,206	—	—	1,007	1,206	2,213	483	1995	12/01		40

Just 4 Dogs Pet Salon:
Orlando, FL	—	37	101	6	—	37	107	144	35	2001	02/04		40

Just Toys Classic Cars:
Orlando, FL	—	820	2,441	125	—	820	2,566	3,386	1,467	1992	05/93		40

Kangaroo Express:
Carthage, NC	—	485	354	—	—	485	354	839	101	1989	08/06		40
Sanford, NC	—	666	661	—	—	666	661	1,327	188	2000	08/06		40
Sanford, NC	—	1,638	1,371	—	—	1,638	1,371	3,009	390	2003	08/06		40
Siler City, NC	—	586	645	—	—	586	645	1,231	184	1998	08/06		40
West End, NC	—	426	516	—	—	397	516	913	147	1999	08/06		40
Belleview, FL	—	471	1,451	—	—	471	1,451	1,922	413	2006	08/06		40
Jacksonville, FL	—	807	1,239	—	—	807	1,239	2,046	352	1975	08/06		40
Jacksonville, FL	—	683	1,362	—	—	683	1,362	2,045	387	1969	08/06		40
Destin, FL	—	1,366	1,192	—	—	1,366	1,192	2,558	337	2000	09/06		40
Niceville, FL	—	1,434	1,124	—	—	1,434	1,124	2,558	317	2000	09/06		40
Kill Devil Hills, NC	—	490	741	—	—	490	741	1,231	208	1995	10/06		40
Kill Devil Hills, NC	—	679	552	—	—	679	552	1,231	155	1990	10/06		40
Interlachen, FL	—	519	1,500	—	—	519	1,500	2,019	367	2007	10/06		40
Clarksville, TN	—	276	955	—	—	276	955	1,231	264	1999	12/06		40
Clarksville, TN	—	521	710	—	—	521	710	1,231	196	1999	12/06		40
Gallatin, TN (n)	—	474	757	—	—	474	757	1,231	209	1999	12/06		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Midland City, AL	—	729	2,538	—	—	729	2,538	3,267	701	2006	12/06		40
Naples, FL	—	3,195	1,403	—	—	2,985	1,403	4,388	387	2001	12/06		40
Columbiana, AL	—	771	989	—	—	771	989	1,760	271	1982	01/07		40
Naples, FL	—	3,162	1,597	—	—	3,162	1,597	4,759	434	1995	02/07		40
Longs, SC	—	745	758	—	—	745	758	1,503	204	2001	03/07		40
Kentwood, LA	—	985	891	—	—	985	891	1,876	240	2001	03/07		40
Dothan, AL	—	774	1,886	—	—	774	1,886	2,660	509	2007	03/07		40
Naples, FL	—	2,412	1,589	—	—	2,412	1,589	4,001	422	2000	05/07		40
Cary, NC	—	1,314	2,125	—	—	1,314	2,125	3,439	551	2007	08/07		40
Havelock, NC	—	170	681	—	—	170	681	851	78	1962	07/14		30
Statesville, NC	—	249	653	—	—	249	653	902	64	1960	07/14		35

KARM Home Store:
Knoxville, TN	—	467	735	—	—	467	735	1,202	348	1999	01/98	(f)	40

Kash n' Karry:
Seffner, FL	—	322	1,222	—	—	322	1,222	1,544	434	1983	03/99		40

Kay Jeweler's:
Farmington, MO	—	654	—	811	—	654	811	1,465	4	2017	07/17	(m)	(k)

Keg Steakhouse:
Lynnwood, WA	—	1,256	649	—	—	1,256	649	1,905	260	1992	12/01		40

KFC:
Fenton, MO	—	307	496	—	—	307	496	803	384	1985	07/92		33
Erie, PA	—	517	496	—	—	517	496	1,013	199	1996	12/01		40
Marysville, WA	—	647	546	—	—	647	546	1,193	219	1996	12/01		40
Evansville, IN	—	370	767	—	—	370	767	1,137	223	2004	05/06		40
Hampton, VA	—	251	1,173	—	—	251	1,173	1,424	200	2001	11/12		30
Mechanicsville, VA	—	482	422	—	—	482	422	904	86	1989	11/12		25
Newport News, VA	—	461	883	—	—	461	883	1,344	151	2001	11/12		30
Newport News, VA	—	582	392	—	—	582	392	974	80	1985	11/12		25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Newport News, VA	—	572	442	—	—	572	442	1,014	91	1986	11/12	25
Richmond, VA	—	492	452	—	—	492	452	944	66	2003	11/12	35
Richmond, VA	—	552	532	—	—	552	532	1,084	109	1984	11/12	25
Richmond, VA	—	532	472	—	—	532	472	1,004	97	1986	11/12	25
Richmond, VA	—	481	1,253	—	—	481	1,253	1,734	257	1990	11/12	25
Richmond, VA	—	452	452	—	—	452	452	904	93	1984	11/12	25
Virginia Beach, VA	—	402	482	—	—	402	482	884	99	1984	11/12	25
Ahoskie, NC	—	393	1,012	—	—	393	1,012	1,405	164	1988	12/13	25
Elizabeth City, NC	—	197	1,209	—	—	197	1,209	1,406	195	1988	12/13	25
Brownsville, TX	—	334	865	—	—	334	865	1,199	137	1990	01/14	25
Brownsville, TX	—	404	374	—	—	404	374	778	42	2003	01/14	35
Copperas Cove, TX	—	256	747	—	—	256	747	1,003	99	2001	01/14	30
Del Rio, TX	—	453	246	—	—	453	246	699	33	1995	01/14	30
Eagle Pass, TX	—	226	1,071	—	—	226	1,071	1,297	170	1992	01/14	25
Edinburg, TX	—	452	1,237	—	—	452	1,237	1,689	163	1996	01/14	30
Harker Heights, TX	—	275	1,218	—	—	275	1,218	1,493	138	2008	01/14	35
Harlingen, TX	—	128	1,708	—	—	128	1,708	1,836	270	1992	01/14	25
Jacksonville, TX	—	69	562	—	—	69	562	631	89	1985	01/14	25
Killeen, TX	—	226	1,228	—	—	226	1,228	1,454	162	1993	01/14	30
Laredo, TX	—	265	1,580	—	—	265	1,580	1,845	208	1996	01/14	30
Marshall, TX	—	89	709	—	—	89	709	798	112	1985	01/14	25
McAllen, TX	—	491	1,051	—	—	491	1,051	1,542	166	1987	01/14	25
Mission, TX	—	137	1,404	—	—	137	1,404	1,541	185	1993	01/14	30
Palestine, TX	—	89	484	—	—	89	484	573	77	1996	01/14	25
Pharr, TX	—	167	581	—	—	167	581	748	77	1999	01/14	30
Rio Grande City, TX	—	256	394	—	—	256	394	650	45	2004	01/14	35
S Padre Island, TX	—	856	30	—	—	856	30	886	4	1994	01/14	30
San Benito, TX	—	177	503	—	—	177	503	680	66	1994	01/14	30
Temple, TX	—	246	1,188	—	—	246	1,188	1,434	188	1985	01/14	25
Tyler, TX	—	709	30	—	—	709	30	739	4	1994	01/14	30
Waco, TX	—	463	246	—	—	463	246	709	32	1993	01/14	30
Waco, TX	—	276	620	—	—	276	620	896	98	1984	01/14	25
Weslaco, TX	—	236	1,561	—	—	236	1,561	1,797	206	1995	01/14	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Belton, MO	—	267	744	—	—	267	744	1,011	54	1987	06/15	35
Cameron, MO	—	229	1,143	—	—	229	1,143	1,372	97	1999	06/15	30
Columbia, MO	—	343	839	—	—	343	839	1,182	71	1987	06/15	30
Excelsior Springs, MO	—	286	1,219	—	—	286	1,219	1,505	124	1988	06/15	25
Ft Pierce, FL	—	363	487	—	—	363	487	850	41	1992	06/15	30
Ft Pierce, FL	—	591	695	—	—	591	695	1,286	59	2004	06/15	30
Lake Wales, FL	—	162	1,561	—	—	162	1,561	1,723	159	1986	06/15	25
Oak Grove, MO	—	209	1,323	—	—	209	1,323	1,532	112	2003	06/15	30
Port St Lucie, FL	—	695	857	—	—	695	857	1,552	73	1998	06/15	30
Port St Lucie, FL	—	723	1,740	—	—	723	1,740	2,463	126	2006	06/15	35
Sebastian, FL	—	409	1,123	—	—	409	1,123	1,532	95	2000	06/15	30
Vero Beach, FL	—	428	1,218	—	—	412	1,218	1,630	103	2004	06/15	30
Lisle, IL	—	499	1,314	—	—	499	1,314	1,813	100	2000	09/15	30
Lockport, IL	—	499	1,085	—	—	499	1,085	1,584	83	2007	09/15	30
Sandwich, IL	—	86	1,143	—	—	86	1,143	1,229	87	1999	09/15	30
Yorkville, IL	—	413	960	—	—	399	960	1,359	88	1972	09/15	25

Kid's Furniture Depot:
Corpus Christi, TX	TX	125	137	229	—	125	366	491	146	1967	11/93	40

Kohl's:
Florence, AL	—	818	1,047	—	—	818	698	1,516	234	2006	06/04	40

Kroger:
Elkhart, IN	—	541	1,550	—	—	541	1,550	2,091	357	1979	07/14	15

Kum & Go:
Omaha, NE	—	393	214	—	—	393	214	607	134	1979	06/05	20

Kwik Pik:
Bear Creek, PA	—	191	230	—	—	191	230	421	142	1980	08/05	20
Bradford, PA	—	184	762	—	—	184	762	946	471	1983	08/05	20
Coraopolis, PA	—	476	347	—	—	476	347	823	215	1983	08/05	20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Bear Creek Township, PA	—	689	275	—	—	689	275	964	169	1980	09/05		20
Beech Creek, PA	—	477	613	—	—	477	613	1,090	183	1988	01/06		40
Canisteo, NY	—	142	485	—	—	142	485	627	145	1983	01/06		40
Curwensville, PA	—	226	608	—	—	226	608	834	182	1983	01/06		40
Ellwood City, PA	—	196	526	—	—	196	526	722	157	1987	01/06		40
Hastings, PA	—	199	455	—	—	199	455	654	136	1989	01/06		40
Jersey Shore, PA	—	515	381	—	—	515	381	896	114	1960	01/06		40
Leeper, PA	—	286	644	—	—	286	644	930	192	1987	01/06		40
Lewisberry, PA	—	412	534	—	—	412	534	946	160	1988	01/06		40
Mercersburg, PA	—	672	746	—	—	672	746	1,418	223	1988	01/06		40
New Florence, PA	—	298	812	—	—	298	812	1,110	243	1989	01/06		40
Newstead, NY	—	255	835	—	—	255	835	1,090	250	1990	01/06		40
Philipsburg, PA	—	428	269	—	—	428	269	697	80	1978	01/06		40
Plainfield, PA	—	244	383	—	—	244	383	627	114	1988	01/06		40
Reynoldsville, PA	—	113	328	—	—	113	328	441	98	1983	01/06		40
Port Royal, PA	—	238	635	—	—	238	635	873	364	1989	07/06		20

LA Fitness:
Little Rock, AR	—	3,113	2,660	4,125	—	3,113	6,785	9,898	1,781	1997	09/98		40
Sarasota, FL	—	471	1,344	4,450	—	471	5,794	6,265	1,249	1983	03/99	(g)	40
Centerville, OH	—	2,700	—	8,572	—	2,700	8,572	11,272	1,830	2009	06/08	(m)	40
Warren, MI	—	2,360	—	6,674	—	2,360	6,674	9,034	1,467	2009	07/08	(m)	40
Cincinnati, OH	—	5,145	—	9,011	—	5,145	9,011	14,156	1,924	2009	08/08	(m)	40
Lawrence, IN	—	1,599	—	5,867	—	1,762	5,870	7,632	1,082	2010	01/10	(m)	40
Laveen, AZ	—	1,665	—	5,749	—	1,665	5,749	7,414	1,036	2010	02/10	(m)	40
Kennesaw, GA	—	3,653	—	3,325	—	3,653	3,325	6,978	578	2011	07/10	(m)	40
Arlington, TX	—	1,166	6,214	—	—	1,166	6,214	7,380	1,235	2007	01/11		35
Hurst, TX	—	1,494	6,187	—	—	1,494	6,187	7,681	1,142	2008	07/11		35
South Plainfield, NJ	—	2,415	6,592	—	—	2,415	6,592	9,007	1,044	2006	06/12		35
McDonough, GA	—	1,503	6,727	—	—	1,503	6,727	8,230	1,017	2008	09/12		35
Greensburg, PA	—	1,791	7,015	—	—	1,791	7,015	8,806	884	2012	12/12		40
Indianapolis, IN	—	1,651	6,585	—	—	1,651	6,585	8,236	830	2012	12/12		40
Phoenix, AZ	—	1,601	6,540	—	—	1,601	6,540	8,141	824	2012	12/12		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Tampa, FL	—	4,492	10,894	—	—	4,492	10,894	15,386	1,373	2012	12/12		40
West Dundee, IL	—	1,961	6,525	—	—	1,961	6,525	8,486	822	2012	12/12		40
Irving, TX	—	3,636	7,326	—	—	3,636	7,326	10,962	968	2006	05/13		35
Royal Oak, MI	—	3,238	8,998	—	—	3,238	8,998	12,236	1,103	2010	09/13		35
St. Louis Park, MN	—	3,436	8,665	—	—	3,436	8,665	12,101	1,001	2009	12/13		35
Pompano Beach, FL	—	7,009	—	9,572	—	7,009	9,572	16,581	473	2015	12/14	(m)	40
San Antonio, TX	—	2,084	—	7,157	—	2,081	7,157	9,238	335	2016	02/15	(m)	40
Antioch, CA	—	2,521	—	8,510	—	2,521	8,510	11,031	381	2016	06/15	(m)	40
Plymouth, MI	—	1,646	—	7,820	—	1,646	7,820	9,466	399	2015	06/15	(m)	40
Spanaway, WA	—	846	—	7,331	—	846	7,331	8,177	344	2016	07/15	(m)	40
Round Rock, TX	—	1,556	—	7,205	—	1,556	7,205	8,761	143	2017	04/16	(m)	40
Roswell, GA	—	3,175	—	7,563	—	3,175	7,563	10,738	102	2017	10/16	(m)	(k)
Cordova, TN	—	2,391	—	7,065	—	2,391	7,065	9,456	37	2017	12/16	(m)	(k)
Lakeland, FL	—	1,856	—	6,518	—	1,856	6,518	8,374	7	2017	12/16	(m)	(k)
Livonia, MI	—	2,729	—	—	—	2,729	(e)	2,729	(e)	(e)	08/17	(m)	(e)

LaPetite Academy:
Albuquerque, NM	—	332	1,166	—	—	332	1,166	1,498	134	1989	07/14		30
Ft. Worth, TX	—	140	383	—	—	140	383	523	88	1981	07/14		15
Moore, OK	—	119	412	—	—	119	412	531	95	1982	07/14		15
Oklahoma City, OK	—	100	391	—	—	100	391	491	90	1982	07/14		15

Last Stop West:
Azle, TX	—	648	859	—	—	648	859	1,507	226	1970	06/07		40

Life Time Fitness:
Mt. Laurel, NJ	—	3,617	39,878	—	—	3,617	39,878	43,495	1,851	2015	05/16		35
Framingham, MA	—	8,860	37,806	—	—	8,860	37,806	46,666	1,142	2016	10/16		40
Gaithersburg, MD	—	8,344	45,286	—	—	8,344	45,286	53,630	1,368	2016	10/16		40

Lil' Champ:
Gainesville, FL	—	900	—	1,800	—	900	1,800	2,700	486	2006	07/05	(m)	40
Jacksonville, FL	—	2,225	3,265	—	—	2,225	3,265	5,490	783	2006	08/05		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Ocala, FL	—	846	—	1,564	—	846	1,564	2,410	412	2006	02/06	(m)	40

LoanMax:
Bridgeview, IL	—	673	744	—	—	673	744	1,417	298	1997	12/01		40

Logan's Roadhouse:
Alexandria, LA	—	1,218	3,049	—	—	1,218	3,049	4,267	848	1998	11/06		40
Beckley, WV	—	1,396	2,405	—	—	1,396	2,405	3,801	669	2006	11/06		40
Cookeville, TN	—	1,262	2,271	—	—	1,262	2,271	3,533	632	1997	11/06		40
Greenwood, IN	—	1,341	2,105	—	—	1,341	2,105	3,446	586	2000	11/06		40
Hurst, TX	—	1,858	1,916	—	—	1,858	1,916	3,774	533	1999	11/06		40
Jackson, TN	—	1,200	2,246	—	—	1,200	2,246	3,446	625	1994	11/06		40
Lake Charles, LA	—	1,285	2,202	—	—	1,285	2,202	3,487	613	1998	11/06		40
McAllen, TX	—	1,608	2,178	—	—	1,608	2,178	3,786	606	2005	11/06		40
Roanoke, VA	—	2,302	1,947	—	—	2,302	1,947	4,249	542	1998	11/06		40
San Marcos, TX	—	837	1,453	—	—	837	1,453	2,290	404	2000	11/06		40
Smyrna, TN	—	1,335	2,047	—	—	1,335	2,047	3,382	569	2002	11/06		40
Franklin, TN	—	2,519	1,705	—	—	2,519	1,705	4,224	471	1995	12/06		40
Southhaven, MS	—	1,298	1,338	—	—	1,298	1,338	2,636	369	2005	12/06		40
Columbus, MS	—	707	—	1,681	—	707	1,681	2,388	268	2011	11/10	(m)	40
Nashville, TN	—	844	—	1,592	—	844	1,592	2,436	244	2011	06/11	(m)	40
Marion, IL	—	1,016	—	1,674	—	1,016	1,674	2,690	221	2012	03/12	(m)	40
Pooler, GA	—	1,159	—	1,720	—	1,159	1,720	2,879	210	2013	03/12	(m)	40
Cullman, AL	—	889	—	1,585	—	889	1,585	2,474	206	2012	04/12	(m)	40
Lebanon, TN	—	789	—	1,725	—	789	1,725	2,514	217	2012	06/12	(m)	40
Chester, VA	—	871	—	1,697	—	871	1,697	2,568	210	2013	07/12	(m)	40
Gonzales, LA	—	975	—	1,696	—	975	1,696	2,671	203	2013	10/12	(m)	40
Madison, AL	—	689	—	1,657	—	689	1,657	2,346	192	2013	11/12	(m)	40
Hopkinsville, KY	—	644	—	1,788	—	644	1,788	2,432	166	2014	09/13	(m)	40
Muscle Shoals, AL	—	907	—	1,506	—	907	1,506	2,413	114	2014	06/14	(m)	40

Lowe's:
Memphis, TN	—	3,215	9,170	24	—	3,215	9,194	12,409	3,572	2001	06/02		40

Magic China Café:
Orlando, FL	—	40	111	—	—	40	111	151	38	2001	02/04		40

Magic Mountain:
Columbus, OH	—	2,076	1,906	124	—	2,076	2,030	4,106	521	1990	06/07		40
Columbus, OH	—	5,380	2,693	25	—	5,380	2,718	8,098	714	1990	06/07		40

Main Event:
Oklahoma City, OK	—	2,004	8,711	—	—	2,004	8,711	10,715	553	2014	06/15		40
San Antonio, TX	—	2,115	10,080	—	—	2,115	10,080	12,195	732	2014	06/15		35
Tulsa, OK	—	1,542	7,748	—	—	1,542	7,748	9,290	492	2015	06/15		40
Fort Worth, TX	—	2,538	—	6,623	—	2,538	6,622	9,160	310	2016	12/15	(m)	40
Louisville, KY	—	2,504	—	6,375	—	2,504	6,375	8,879	286	2016	12/15	(m)	40
Independence, MO	—	1,794	7,650	—	—	1,794	7,650	9,444	390	2015	12/15		40
Memphis, TN	—	1,263	6,825	—	—	1,263	6,825	8,088	348	2015	12/15		40
Olathe, KS	—	3,174	—	6,704	—	3,174	6,704	9,878	203	2016	02/16	(m)	40
West Chester, OH	—	2,767	—	6,414	—	2,767	6,414	9,181	261	2016	02/16	(m)	40
Hoffman Estates, IL	—	1,730	—	8,022	—	1,730	8,022	9,752	276	2016	06/16	(m)	40
Suwanee, GA	—	2,172	—	6,736	—	2,172	6,736	8,908	175	2016	06/16	(m)	40
Albuquerque, NM	—	2,531	—	6,889	—	2,531	6,889	9,420	266	2016	06/16	(m)	40
Humble, TX	—	2,669	—	6,149	—	2,669	6,149	8,818	96	2017	10/16	(m)	(k)
Kansas City, MO	—	3,519	—	5,442	—	3,519	5,442	8,961	85	2017	10/16	(m)	40
Knoxville, TN	—	3,225	—	6,887	—	3,225	6,887	10,112	79	2017	12/16	(m)	(k)
Gilbert, AZ	—	2,348	—	6,268	—	2,348	6,268	8,616	98	2017	02/17	(m)	(k)
Highlands Ranch, CO	—	3,297	—	—	—	3,297	(e)	3,297	(e)	(e)	07/17	(m)	(e)
Avon, OH	—	2,760	—	—	—	2,760	(e)	2,760	(e)	(e)	07/17	(m)	(e)

Mariscos Morales Mexican Restaurant:
Gresham, OR	—	817	108	28	—	817	136	953	48	1993	12/01		40

Mattress Firm:
Baton Rouge, LA	—	609	914	—	—	609	914	1,523	503	1995	12/95	(m)	40
Buford, GA	—	635	1,635	465	—	635	2,100	2,735	624	2003	07/04	(g)	40
Lancaster, OH	—	600	—	793	—	600	671	1,271	100	2012	01/08	(g)	40
Plainfield, IN	—	379	—	1,267	—	379	1,267	1,646	107	2014	01/14	(m)	40
Fayetteville, AR	—	891	2,229	—	—	891	2,229	3,120	288	1998	02/14		30
Pocatello, ID	—	268	—	1,505	—	268	1,505	1,773	114	2014	09/14	(m)	40
South Jordan, UT	—	719	—	1,572	—	719	1,572	2,291	110	2015	11/14	(m)	40
Helena, MT	—	658	1,568	—	—	658	1,568	2,226	96	2015	03/15		40
Kentwood, MI	—	593	1,531	—	—	593	1,531	2,124	104	2015	04/15		40
Muncie, IN	—	288	1,537	—	—	288	1,537	1,825	119	2015	04/15		35
Sandusky, OH	—	518	1,409	—	—	518	1,409	1,927	90	2015	06/15		40
Fort Collins, CO	—	757	—	1,301	—	757	1,301	2,058	69	2015	07/15	(m)	40
Wooster, OH	—	332	1,334	—	—	332	1,334	1,666	43	2016	09/16		40

Mavis Discount Tire:
N. Plainfield, NJ	—	746	1,548	—	—	746	1,548	2,294	3	1974	12/17		25
Raritan, NJ	—	703	983	—	—	703	983	1,686	2	1965	12/17		25

MedExpress Urgent Care:
Fairmont, WV	—	245	1,859	—	—	245	1,859	2,104	299	2011	05/12		35
Hanover, PA	—	533	1,521	—	—	533	1,521	2,054	244	2011	05/12		35
Hermitage, PA	—	445	2,108	—	—	445	2,108	2,553	339	2011	05/12		35
Latrobe, PA	—	681	1,511	—	—	681	1,511	2,192	243	2011	05/12		35
Mt. Pleasant, PA	—	593	1,482	—	—	593	1,482	2,075	238	2011	05/12		35
Pittsburgh, PA	—	227	1,936	—	—	227	1,936	2,163	363	1970	05/12		30
Martinsburg, WV	—	917	—	650	—	917	650	1,567	70	2013	12/12	(m)	40
Wheeling, WV	—	485	1,232	—	—	485	1,232	1,717	197	1989	03/13		30
Huntington, WV	—	990	—	735	—	1,017	735	1,752	77	2013	08/13	(m)	40
Anderson, IN	—	777	—	661	—	777	661	1,438	67	2013	08/13	(m)	40
Terre Haute, IN	—	144	1,616	—	—	144	1,616	1,760	236	1991	08/13		30
Benton, AR	—	376	1,125	—	—	376	1,125	1,501	69	2015	07/15		40
Connellsville, PA	—	162	1,172	—	—	162	1,172	1,334	72	2015	07/15		40
Rogers, AR	—	435	1,168	—	—	435	1,168	1,603	72	2015	07/15		40
Russellville, AR	—	247	1,098	—	—	247	1,098	1,345	77	2015	07/15		35
Hot Springs, AR	—	440	1,155	—	—	440	1,155	1,595	69	2015	08/15		40
Salina, KS	—	321	1,315	—	—	321	1,315	1,636	86	1999	09/15		35
Lehigh Acres, FL	—	459	—	2,151	—	459	2,151	2,610	161	2016	10/15	(m)	25
North Little Rock, AR	—	489	1,137	—	—	489	1,137	1,626	56	2015	01/16		40
Little Rock, AR	—	858	1,806	—	—	858	1,806	2,664	88	2016	01/16		40
Swansea, IL	—	236	1,292	—	—	236	1,292	1,528	66	1997	06/16		30
Derby, KS	—	442	—	—	—	442	(i)	442	(i)	(i)	07/16		(i)
Alton, IL	—	376	1,397	—	—	376	1,397	1,773	51	2016	07/16		40
Pine Bluff, AR	—	478	—	—	—	478	(i)	478	(i)	(i)	07/16		(i)
Collinsville, IL	—	304	—	—	—	304	(i)	304	(i)	(i)	08/16		(i)
Wichita, KS	—	213	—	—	—	213	(i)	213	(i)	(i)	08/16		(i)
Wichita, KS	—	482	—	—	—	482	(i)	482	(i)	(i)	08/16		(i)
Quakertown, PA	—	658	—	—	—	658	(i)	658	(i)	(i)	08/16		(i)
Fort Myers, FL	—	1,522	—	—	—	1,522	(i)	1,522	(i)	(i)	09/16		(i)
Grand Rapids, MI	—	435	—	—	—	435	(i)	435	(i)	(i)	10/16		(i)
Naples, FL	—	689	—	—	—	689	(i)	689	(i)	(i)	10/16		(i)
New Baltimore, MI	—	478	—	—	—	478	(i)	478	(i)	(i)	10/16		(i)
Duluth, MN	—	535	—	—	—	535	(i)	535	(i)	(i)	12/16		(i)
Hadley, MA	—	866	—	—	—	866	(i)	866	(i)	(i)	05/17		(i)
Richmond, VA	—	734	—	—	—	734	(i)	734	(i)	(i)	05/17		(i)
Bemidji, MN	—	475	—	—	—	475	(i)	475	(i)	(i)	06/17		(i)
Hagerstown, MD	—	850	—	—	—	850	(i)	850	(i)	(i)	07/17		(i)
Clinton Township, MI	—	485	—	—	—	485	(i)	485	(i)	(i)	07/17		(i)
Rochester, MN	—	751	—	—	—	751	(i)	751	(i)	(i)	08/17		(i)
Jenison, MI	—	271	—	—	—	271	(i)	271	(i)	(i)	08/17		(i)

Merchant's Tires:
Hampton, VA	—	180	427	—	—	180	427	607	137	1986	03/05		40
Newport News, VA	—	234	259	—	—	234	259	493	83	1986	03/05		40
Norfolk, VA	—	398	508	—	—	398	508	906	162	1986	03/05		40
Rockville, MD	—	1,030	306	—	—	1,016	306	1,322	98	1974	03/05		40
Washington, DC	—	624	578	—	—	624	578	1,202	185	1983	03/05		40

Michaels:
Fairfax, VA	—	534	773	1,369	—	992	2,141	3,133	936	1995	12/95		40
Altamonte Springs, FL	—	1,947	3,267	1,198	—	1,947	3,370	5,317	806	1997	09/97		26
Plymouth Meeting, PA	—	2,911	2,595	62	—	2,911	2,656	5,567	1,166	1999	10/98	(g)	40
Florissant, MO	—	523	617	1,784	—	524	2,399	2,923	519	1996	04/03	(g)	40

Miller's Ale House:
Pensacola, FL	—	1,363	1,842	—	—	1,363	1,842	3,205	353	2008	04/11		35
Oviedo, FL	—	113	—	3,785	—	113	3,785	3,898	493	2012	10/11	(m)	40

Mimi's:
Tampa, FL	—	688	2,357	—	—	688	2,357	3,045	304	2003	02/14		30

Mister Car Wash:
Anoka, MN	—	212	214	—	—	212	214	426	153	1968	04/07		15
Brooklyn Park, MN	—	438	778	—	—	438	778	1,216	333	1985	04/07		25
Cedar Rapids, IA	—	391	816	—	—	391	816	1,207	350	1989	04/07		25
Clive, IA	—	1,141	935	—	—	1,141	935	2,076	501	1983	04/07		20
Cottage Grove, MN	—	274	485	—	—	274	485	759	208	1992	04/07		25
Des Moines, IA	—	249	596	—	—	249	596	845	213	1990	04/07		30
Des Moines, IA	—	213	476	—	—	182	476	658	255	1964	04/07		20
Eden Prairie, MN	—	865	751	—	—	865	751	1,616	402	1984	04/07		20
Edina, MN	—	894	687	—	—	894	687	1,581	368	1985	04/07		20
Houston, TX	—	624	1,108	—	—	624	1,108	1,732	396	1988	04/07		30
Houston, TX	—	1,347	1,702	—	—	1,347	1,702	3,049	607	1984	04/07		30
Houston, TX	—	796	678	—	—	796	678	1,474	290	1986	04/07		25
Houston, TX	—	5,126	1,267	—	—	5,126	1,267	6,393	388	1995	04/07		35
Houston, TX	—	1,846	1,592	—	—	1,846	1,592	3,438	682	1983	04/07		25
Houston, TX	—	2,260	1,806	—	—	2,260	1,806	4,066	774	1975	04/07		25
Houston, TX	—	288	466	—	—	288	466	754	332	1970	04/07		15
Houston, TX	—	3,193	1,305	—	—	3,193	1,305	4,498	399	1995	04/07		35
Houston, TX	—	1,960	1,145	—	—	1,960	1,145	3,105	490	1983	04/07		25
Humble, TX	—	1,204	1,517	—	—	1,204	1,517	2,721	464	1993	04/07		35
Plymouth, MN	—	827	182	—	—	827	182	1,009	182	1955	04/07		10
Roseville, MN	—	861	564	—	—	861	564	1,425	302	1963	04/07		20
Spokane, WA	—	1,253	1,146	—	—	1,253	1,146	2,399	351	1997	04/07		35
Spokane, WA	—	214	580	—	—	214	580	794	207	1990	04/07		30
St. Cloud, MN (n)	—	243	391	—	—	242	391	633	209	1986	04/07		20
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Stillwater, MN	—	289	214	—	—	289	214	503	153	1971	04/07	15
Sugarland, TX	—	3,789	1,972	—	—	3,789	1,972	5,761	603	1995	04/07	35
West St Paul, MN	—	836	236	—	—	836	236	1,072	126	1972	04/07	20
Rochester, MN	—	1,055	2,327	—	—	1,055	2,327	3,382	594	2003	10/07	40
Birmingham, AL	—	2,378	2,145	—	—	2,378	2,145	4,523	724	1985	11/07	30
Clearwater, FL	—	825	765	—	—	825	765	1,590	310	1969	11/07	25
Mesquite, TX	—	1,596	2,201	—	—	1,596	2,201	3,797	891	1987	11/07	25
Seminole, FL	—	2,166	1,496	—	—	2,166	1,496	3,662	505	1985	11/07	30
Tampa, FL	—	2,993	1,669	—	—	2,993	1,669	4,662	676	1969	11/07	25
Vestavia Hills, AL	—	1,009	956	—	—	1,009	956	1,965	387	1967	11/07	25
El Paso, TX	—	988	1,046	—	—	988	1,046	2,034	263	1998	12/07	40
El Paso, TX	—	1,424	1,306	—	—	1,424	1,306	2,730	437	1986	12/07	30
El Paso, TX	—	1,807	2,287	—	—	1,807	2,287	4,094	575	1983	12/07	40
El Paso, TX	—	664	824	—	—	664	824	1,488	207	1991	12/07	40
El Paso, TX	—	1,399	1,468	—	—	1,399	1,468	2,867	369	1991	12/07	40
Tampa, FL	—	541	829	—	—	541	829	1,370	256	1978	04/10	25
Springfield, MO	—	1,064	2,109	—	—	1,064	2,109	3,173	454	1990	07/11	30
Springfield, MO	—	1,188	2,817	—	—	1,188	2,817	4,005	520	2000	07/11	35
Springfield, MO	—	642	1,767	—	—	642	1,767	2,409	380	1979	07/11	30
Missouri City, TX	—	549	1,553	—	—	549	1,553	2,102	272	2004	11/11	35
Bountiful, UT	—	484	292	—	—	484	292	776	58	1995	01/12	30
Salt Lake City, UT	—	522	1,806	—	—	522	1,806	2,328	359	1993	01/12	30
Tucson, AZ	—	493	345	—	—	493	345	838	59	2007	01/12	35
Tucson, AZ	—	108	778	—	—	108	778	886	155	2004	01/12	30
Tucson, AZ	—	946	2,566	—	—	946	2,566	3,512	510	2003	01/12	30
Tucson, AZ	—	742	2,226	—	—	742	2,226	2,968	442	2000	01/12	30
Cedar Park, TX	—	794	1,316	—	—	794	1,316	2,110	215	2009	04/12	35
Spokane Valley, WA	—	454	857	—	—	454	857	1,311	140	2005	04/12	35
Salt Lake City, UT	—	781	2,303	—	—	781	2,303	3,084	359	2009	07/12	35
College Park, GA	—	322	1,056	—	—	322	1,056	1,378	160	2008	09/12	35
Griffin, GA	—	401	2,897	—	—	401	2,897	3,298	438	2007	09/12	35
Hampton, GA	—	421	1,996	—	—	421	1,996	2,417	302	2006	09/12	35
Lilburn, GA	—	381	2,426	—	—	381	2,426	2,807	367	2007	09/12	35
Oxford, AL	—	301	3,607	—	—	301	3,607	3,908	545	2008	09/12	35
Clermont, FL	—	783	2,328	—	—	783	2,328	3,111	346	2006	10/12	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Springfield, MO	—	474	736	—	—	474	736	1,210	129	2006	10/12	30
Abilene, TX	—	101	426	—	—	101	426	527	62	2009	11/12	35
Abilene, TX	—	641	3,093	—	—	641	3,093	3,734	453	2006	11/12	35
Lubbock, TX	—	350	2,984	—	—	350	2,984	3,334	437	2007	11/12	35
Lubbock, TX	—	411	2,534	—	—	411	2,534	2,945	433	2003	11/12	30
Lubbock, TX	—	400	3,403	—	—	400	3,403	3,803	498	2004	11/12	35
Ephrata, PA	—	241	2,797	—	—	241	2,797	3,038	564	1987	12/12	25
Lancaster, PA	—	920	7,894	—	—	920	7,894	8,814	1,327	1999	12/12	30
Sinking Spring, PA	—	1,251	4,735	—	—	1,251	4,735	5,986	796	2005	12/12	30
York, PA	—	591	4,605	—	—	591	4,605	5,196	774	1995	12/12	30
Atlanta, GA	—	1,773	4,528	—	—	1,773	4,528	6,301	652	2003	12/12	35
Atlanta, GA	—	1,633	5,378	—	—	1,633	5,378	7,011	904	1998	12/12	30
Urbandale, IA	—	485	374	—	—	485	374	859	59	1990	04/13	30
Houston, TX	—	752	1,736	—	—	752	1,736	2,488	225	2005	06/13	35
Houston, TX	—	713	964	—	—	713	964	1,677	125	2005	06/13	35
Houston, TX	—	1,573	2,315	—	—	1,573	2,315	3,888	300	2006	06/13	35
Houston, TX	—	551	2,967	—	—	551	2,967	3,518	539	1980	06/13	25
Houston, TX	—	542	1,876	—	—	542	1,876	2,418	243	2012	06/13	35
Humble, TX	—	611	3,327	—	—	611	3,327	3,938	432	2006	06/13	35
Katy, TX	—	421	2,157	—	—	421	2,157	2,578	327	2002	06/13	30
Spring, TX	—	652	2,627	—	—	652	2,627	3,279	341	2006	06/13	35
Tucson, AZ	—	654	1,357	—	—	654	1,357	2,011	194	1986	09/13	30
Rochester, MN	—	396	264	—	—	396	264	660	34	1987	02/14	30
Tucson, AZ	—	988	272	—	—	988	272	1,260	35	1987	02/14	30
Brooklyn Park, MN	—	287	394	—	—	265	394	659	26	2011	09/15	35
Lake Mary, FL	—	692	3,518	—	—	692	3,518	4,210	259	1997	10/15	30
Melbourne, FL	—	1,262	4,348	—	—	1,262	4,348	5,610	274	2009	10/15	35
Sanford, FL	—	1,322	3,887	—	—	1,322	3,887	5,209	245	2008	10/15	35
Tampa, FL	—	630	2,879	—	—	630	2,879	3,509	132	1991	08/16	30
Clermont, FL	—	1,550	2,460	—	—	1,550	2,460	4,010	91	2013	09/16	35
Lakeland, FL	—	446	3,064	—	—	446	3,064	3,510	138	1979	11/16	25
Comstock Park, MI	—	1,151	3,860	—	—	1,151	3,860	5,011	135	1978	02/17	25
Grand Rapids, MI	—	494	3,513	—	—	494	3,513	4,007	88	2013	02/17	35
Grand Rapids, MI	—	416	3,590	—	—	416	3,590	4,006	105	2006	02/17	30

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Grand Rapids, MI	—		426	2,180	—	—	426	2,180	2,606	76	1963	02/17		25
Grand Rapids, MI	—		455	1,958	—	—	455	1,958	2,413	69	1963	02/17		25
Wyoming, MI	—		928	5,077	—	—	928	5,077	6,005	178	1965	02/17		25

Movie Tavern Theatre:
Covington, LA	—		1,081	6,779	—	—	1,081	6,779	7,860	744	1993	09/14		30
Baton Rouge, LA	—		1,497	—	10,888	—	1,497	10,888	12,385	681	1993	11/14	(o)	40
Allentown, PA	—		3,610	—	—	—	3,610	(e)	3,610	(e)	(e)	06/17	(m)	(e)

Mr. Hero:
Parma, OH	—		36	291	25	—	36	316	352	31	1980	06/15		25

Muchas Gracias Mexican Restaurant:
Salem, OR	—		556	736	—	—	556	736	1,292	295	1996	12/01		40

Murphy Oil:
Fort Worth, TX	—		1,652	2,018	—	—	1,652	(i)	1,652	(i)	(i)	02/05		(i)

National Karate Academy:
Eden Prairie, MN	—		76	211	110	—	76	321	397	122	1997	12/01		40

Natural Grocers:
Lincoln, NE	—		1,482	2,811	—	—	1,482	2,811	4,293	378	2012	04/13		35
Coeur D'Alene, ID	—		2,172	—	2,778	—	2,172	2,778	4,950	263	2014	08/13	(m)	40
Flagstaff, AZ	2,788	(j)	831	4,079	—	—	831	4,079	4,910	364	2012	11/14		35
Helena, MT	2,446	(j)	1,079	3,062	—	—	1,079	3,062	4,141	273	2012	11/14		35
Missoula, MT	2,178	(j)	929	3,222	—	—	929	3,222	4,151	288	2012	11/14		35
Sedona, AZ	2,563	(j)	1,064	3,211	—	—	1,064	3,211	4,275	287	2012	11/14		35
Steamboat Springs, CO	2,966	(j)	1,512	3,447	—	—	1,512	3,447	4,959	308	2012	11/14		35
Independence, MO	—		912	5,002	—	—	912	5,002	5,914	507	2002	12/14		30
Oklahoma City, OK	—		955	3,975	—	—	955	3,975	4,930	251	2014	10/15		35
Vancouver, WA	—		1,639	—	4,338	—	1,639	4,338	5,977	113	2016	06/16	(m)	40
South Jordan, UT	—		1,460	—	4,039	—	1,460	4,039	5,499	114	2016	08/16	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Nebraskaland Tire:
Park City, KS	—	214	687	—	—	214	687	901	431	1989	06/05		20

Nitlantika:
Hollywood, FL	—	383	88	37	—	234	—	234	—	1960	12/05		15

Northern Tool:
Beaumont, TX	—	483	831	1,207	—	483	2,038	2,521	64	1992	03/99		40
Asheville, NC	—	519	2,998	—	—	519	2,998	3,517	482	2007	05/12		35
Spartanburg, SC	—	654	3,174	—	—	654	3,174	3,828	348	2007	09/14		30

Office Depot:
Gastonia, NC	—	1,554	2,367	946	—	1,554	3,313	4,867	945	2004	12/04		40

OfficeMax:
Cincinnati, OH	—	543	1,575	—	—	543	1,575	2,118	924	1994	07/94		40
Evanston, IL	—	1,868	1,758	—	—	1,868	1,758	3,626	991	1995	06/95		40
Salinas, CA	—	1,353	1,829	—	—	1,353	1,829	3,182	955	1995	02/97		40
Kelso, WA	—	868	—	1,806	—	868	1,806	2,674	901	1998	09/97	(g)	40
Lynchburg, VA	—	562	—	1,851	—	562	1,851	2,413	893	1998	02/98	(m)	40
Tigard, OR	—	1,540	2,247	—	—	1,540	2,247	3,787	1,075	1995	11/98		40
Griffin, GA	—	685	—	1,802	—	685	1,802	2,487	843	1999	11/98	(g)	40
Omaha, NE	—	664	1,778	—	—	664	1,778	2,442	307	1995	07/14		20
Weatherford, TX	—	548	2,436	—	—	548	2,436	2,984	267	1999	09/14		30

Old Chicago:
Garland, TX	—	895	—	1,085	—	895	1,085	1,980	52	2016	01/16	(m)	30

Ollie's Bargain Outlet:
Sarasota, FL	—	1,428	1,703	1,104	—	1,428	2,807	4,235	598	1988	09/97		40

Orchard Supply Hardware:
Pismo Beach, CA	—	2,436	1,997	2,339	—	2,436	4,336	6,772	974	1989	12/11	(o)	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
San Jose, CA	—	6,406	2,457	3,374	—	6,406	5,831	12,237	1,303	1982	12/11	(o)	25
San Jose, CA	—	4,092	4,279	3,307	—	4,092	7,586	11,678	1,729	1982	12/11	(o)	25
Chico, CA	—	1,782	4,563	746	—	1,782	5,308	7,090	941	2002	07/12	(o)	30
Clovis, CA	—	1,226	1,426	151	—	1,226	1,577	2,803	340	1982	07/12	(o)	25
Pinole, CA	—	2,784	5,195	—	—	2,784	5,195	7,979	1,134	1987	07/12	(o)	25
San Jose, CA	—	5,850	4,129	—	—	5,850	4,129	9,979	902	1946	07/12	(o)	25
San Jose, CA	—	3,370	2,517	—	—	3,370	2,517	5,887	550	1965	07/12		25

Oregano's Pizza Bistro:
Fort Collins, CO	—	390	895	—	—	390	895	1,285	205	1995	02/11		30

Orlando Metro Gymnastics:
Orlando, FL	—	428	1,345	—	—	428	1,345	1,773	436	2003	01/05		40

Outback:
Cheyenne, WY (n)	—	672	2,502	—	—	672	2,502	3,174	483	2001	03/12		30
Conroe, TX	—	524	583	—	—	524	583	1,107	135	1992	03/12		25
Copley Township, OH	—	753	2,407	—	—	753	2,407	3,160	558	1993	03/12		25
Coraopolis, PA	—	487	2,326	—	—	487	2,326	2,813	449	1998	03/12		30
Denver, CO (n)	—	850	1,305	—	—	850	1,305	2,155	216	2003	03/12		35
Knoxville, TN	—	753	1,852	—	—	753	1,852	2,605	306	2004	03/12		35
Largo, MD	—	1,738	2,227	—	—	1,738	2,227	3,965	430	2001	03/12		30
Lufkin, TX	—	850	1,147	—	—	850	1,147	1,997	221	1999	03/12		30
Marrero, LA	—	781	3,144	—	—	781	3,144	3,925	728	1995	03/12		25
Mechanicsville, VA	—	674	2,328	—	—	674	2,328	3,002	449	2002	03/12		30
Mt. Pleasant, SC	—	713	1,466	—	—	713	1,466	2,179	283	1999	03/12		30
Phoenix, AZ (n)	—	821	2,284	—	—	821	2,284	3,105	441	2002	03/12		30
Shreveport, LA	—	633	3,105	—	—	633	3,105	3,738	719	1994	03/12		25
Smithfield, NC	—	772	2,345	—	—	772	2,345	3,117	388	2004	03/12		35
Stockbridge, GA	—	910	1,988	—	—	910	1,988	2,898	384	2001	03/12		30
Troy, OH	—	456	1,575	—	—	456	1,575	2,031	261	2004	03/12		35
Venice, FL	—	833	2,529	—	—	833	2,529	3,362	488	2001	03/12		30
Warrenton, VA	—	1,833	2,021	—	—	1,833	2,021	3,854	390	2001	03/12		30
Wheaton, IL	—	901	654	—	—	901	654	1,555	151	1994	03/12		25
Fultondale, AL	—	765	2,097	—	—	765	2,097	2,862	218	1998	11/14		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Palais Royale:
Sealy, TX	—	457	504	1,778	—	462	2,282	2,744	671	1982	03/99		40

Panda Express:
Florissant, MO	—	50	59	170	—	50	228	278	49	2012	04/03	(g)	40

Patient First:
Richmond, VA	—	270	1,545	—	—	270	1,545	1,815	341	1988	05/11		30
York, PA	—	772	2,995	—	—	772	2,995	3,767	483	2011	07/11		40
Mechanicsburg, PA	—	933	3,401	—	—	933	3,401	4,334	500	2011	02/12		40
Chesapeake, VA	—	598	2,161	—	—	598	2,161	2,759	57	1998	03/17		30
Virginia Beach, VA	—	550	2,160	—	—	550	2,160	2,710	57	1998	03/17		30

Patriot Fuels:
Vinita, OK	—	72	368	—	—	72	368	440	154	1972	07/09		20

Pawn America:
Fridley, MN	—	1,013	4,465	—	—	1,013	4,465	5,478	750	1978	12/12		30
Mankato, MN	—	449	—	1,705	—	449	1,705	2,154	176	2013	03/13	(m)	40

PDQ:
Altamonte Springs, FL	—	553	997	—	—	553	997	1,550	546	1995	01/96		40

Pep Boys:
Chicago, IL	—	1,077	3,756	—	—	1,077	3,756	4,833	1,087	1993	11/07		35
Cicero, IL	—	1,341	3,760	—	—	1,341	3,760	5,101	1,088	1993	11/07		35
Cornwell Heights, PA	—	2,058	3,102	—	—	2,058	3,102	5,160	1,256	1972	11/07		25
East Brunswick, NJ	—	2,449	5,026	—	—	2,449	5,026	7,475	1,696	1987	11/07		30
Guayama, PR	—	1,729	2,732	—	—	1,729	2,131	3,860	523	1998	11/07		33
Jacksonville, FL	—	810	2,331	—	—	810	2,331	3,141	674	1989	11/07		35
Joliet, IL	—	1,506	3,727	—	—	1,506	3,727	5,233	1,078	1993	11/07		35
Lansing, IL	—	869	3,440	—	—	869	3,440	4,309	995	1993	11/07		35
Marietta, GA	—	1,311	3,556	—	—	1,311	3,556	4,867	1,200	1987	11/07		30
Marlton, NJ	—	1,608	4,142	—	—	1,608	4,142	5,750	1,398	1983	11/07		30
Philadelphia, PA	—	1,300	3,830	—	—	1,300	3,830	5,130	1,108	1995	11/07		35
Quakertown, PA	—	1,129	3,252	—	—	1,129	3,252	4,381	941	1995	11/07		35
Reading, PA	—	1,189	3,367	—	—	1,189	2,819	4,008	816	1989	11/07		28
Roswell, GA	—	931	2,732	—	—	931	2,732	3,663	922	2007	11/07		30
Turnersville, NJ	—	990	3,494	—	—	990	3,494	4,484	1,179	1986	11/07		30
Houston, TX	—	734	3,028	—	—	734	3,028	3,762	778	1994	04/10		30

Perkins Restaurant:
Des Moines, IA	—	270	218	—	—	270	218	488	218	1977	06/05		10
Des Moines, IA	—	226	203	—	—	226	203	429	203	1976	06/05		10
Des Moines, IA	—	256	136	—	—	256	136	392	136	1976	06/05		10
Newton, IA	—	354	402	—	—	354	402	756	402	1979	06/05		10
Urbandale, IA	—	377	581	—	—	377	581	958	365	1979	06/05		20

Pet Paradise:
Houston, TX	—	417	2,306	—	—	417	2,306	2,723	565	2008	03/08		40
Bunnell, FL	—	316	881	—	—	316	881	1,197	214	1997	04/08		40
Charlotte, NC	—	825	—	3,231	—	825	3,231	4,056	683	2009	11/08	(m)	40
Davie, FL	—	1,138	1,069	—	—	1,138	1,069	2,207	276	2003	12/08		35
Wesley Chapel, FL	—	1,529	—	2,175	—	1,529	2,175	3,704	11	2017	02/17	(m)	40

Petco:
Grand Forks, ND	—	307	910	—	—	307	910	1,217	456	1996	12/97		40
Florissant, MO	—	299	352	1,019	—	300	1,371	1,671	297	2012	04/03	(g)	40

Petro Express:
Belmont, NC	—	1,508	1,622	—	—	1,508	1,622	3,130	496	2001	04/07		35
Charlotte, NC	—	2,165	1,965	—	—	2,165	1,965	4,130	601	1997	04/07		35
Charlotte, NC	—	1,340	1,790	—	—	1,340	1,790	3,130	548	1998	04/07		35
Charlotte, NC	—	429	425	—	—	429	425	854	152	1983	04/07		30
Charlotte, NC	—	2,784	3,720	—	—	2,784	3,720	6,504	1,138	1998	04/07		35
Charlotte, NC	—	1,458	2,047	—	—	1,458	2,047	3,505	731	1987	04/07		30
Charlotte, NC	—	629	876	—	—	623	876	1,499	313	1986	04/07		30
Charlotte, NC	—	2,316	2,064	—	—	2,316	2,064	4,380	632	1996	04/07		35
Charlotte, NC	—	507	698	—	—	507	698	1,205	374	1967	04/07		20
Charlotte, NC	—	1,532	1,973	—	—	1,532	1,973	3,505	604	1998	04/07		35
Charlotte, NC	—	1,778	1,977	—	—	1,778	1,977	3,755	706	1992	04/07		30
Charlotte, NC	—	1,030	1,725	—	—	1,030	1,725	2,755	616	1983	04/07		30
Charlotte, NC	—	1,697	2,419	—	—	1,697	2,419	4,116	648	2005	04/07		40
Charlotte, NC	—	1,291	1,839	—	—	1,291	1,839	3,130	656	1988	04/07		30
Charlotte, NC	—	1,810	2,570	—	—	1,810	2,570	4,380	688	2004	04/07		40
Concord, NC	—	1,828	1,677	—	—	1,707	1,677	3,384	513	2002	04/07		35
Concord, NC	—	2,144	1,986	—	—	2,144	1,986	4,130	608	2000	04/07		35
Denver, NC	—	2,317	1,750	—	—	2,317	1,750	4,067	535	1999	04/07		35
Fort Mill, SC	—	3,825	2,554	—	—	3,825	2,554	6,379	782	1998	04/07		35
Gastonia, NC	—	745	760	—	—	745	760	1,505	204	2003	04/07		40
Gastonia, NC	—	1,070	1,185	—	—	1,070	1,185	2,255	362	1990	04/07		35
Gastonia, NC	—	335	545	—	—	335	545	880	146	2000	04/07		40
Gastonia, NC	—	965	1,228	—	—	965	1,228	2,193	376	2001	04/07		35
Hickory, NC	—	1,975	1,530	—	—	1,975	1,530	3,505	468	2002	04/07		35
Kings Mountain, NC	—	1,210	982	—	—	1,210	982	2,192	300	1988	04/07		35
Lake Wylie, SC	—	1,972	1,283	—	—	1,972	1,283	3,255	392	2003	04/07		35
Lake Wylie, SC	—	1,381	2,061	—	—	1,381	2,061	3,442	631	1998	04/07		35
Lincolnton, NC (n)	—	723	532	—	—	723	532	1,255	190	1989	04/07		30
Mineral Springs, NC	—	678	577	—	—	678	577	1,255	155	2002	04/07		40
Monroe, NC	—	857	1,023	—	—	857	1,023	1,880	274	2004	04/07		40
Monroe, NC	—	709	796	—	—	709	796	1,505	243	1999	04/07		35
Monroe, NC	—	421	834	—	—	421	834	1,255	255	1997	04/07		35
Rock Hill, SC	—	3,095	1,910	—	—	3,095	1,910	5,005	584	1999	04/07		35
Rock Hill, SC	—	2,119	1,886	—	—	2,119	1,886	4,005	577	1998	04/07		35
Rock Hill, SC	—	778	727	—	—	778	727	1,505	260	1990	04/07		30
Statesville, NC	—	1,886	2,182	—	—	1,864	2,182	4,046	667	1999	04/07		35
Waxhaw, NC	—	508	747	—	—	508	747	1,255	200	2002	04/07		40
York, SC	—	2,306	1,449	—	—	2,306	1,449	3,755	443	1999	04/07		35
Charlotte, NC	—	1,849	2,280	—	—	1,849	2,280	4,129	606	2005	05/07		40
Charlotte, NC	—	1,834	1,214	—	—	1,834	1,214	3,048	323	1997	05/07		40
Rock Hill, SC	—	3,108	2,146	—	—	3,055	2,146	5,201	570	1999	05/07		40

PetSense:
Kingsville, TX	—	499	458	224	—	499	682	1,181	226	1995	12/01		40

PetSmart:
Chicago, IL	—	2,724	3,566	—	—	2,724	3,566	6,290	1,720	1998	09/98		40
Rock Hill, SC	—	1,734	3,381	—	—	1,734	3,381	5,115	14	1998	11/17		30

PetSuites:
Chesapeake, VA	—	974	—	—	—	974	(e)	974	(e)	(e)	12/17	(m)	(e)
Winter Springs, FL	—	943	—	—	—	943	(e)	943	(e)	(e)	12/17	(m)	(e)

Pier I Imports:
Anchorage, AK	—	928	1,663	—	—	928	1,663	2,591	908	1995	02/96		40
Memphis, TN	—	713	822	—	—	713	822	1,535	422	1997	09/96	(f)	40
Sanford, FL	—	738	803	—	—	738	803	1,541	397	1998	06/97	(f)	40
Valdosta, GA	—	391	806	—	—	391	806	1,197	365	1999	01/99	(f)	40

Pizza Hut:
Monroeville, AL	—	547	44	—	—	547	44	591	18	1976	12/01		40
Bowie, TX	—	111	346	—	—	111	346	457	40	1976	02/15		25
Greeneville, TN	—	111	717	—	—	111	717	828	82	1972	02/15		25

Pollo Tropical:
Hialeah, FL	—	170	106	—	—	170	(i)	170	(i)	(i)	09/06		(i)

Popeye's:
Snellville, GA	—	642	437	—	—	642	437	1,079	175	1995	12/01		40
Randallstown, MD	—	483	609	—	—	483	609	1,092	94	1958	02/14		25

Power Center:
Midland, MI	—	1,085	1,635	220	—	1,085	1,598	2,683	494	2005	05/05	(g)	40
Big Flats, NY	—	2,248	7,159	1,258	—	2,248	5,075	7,323	1,573	2006	08/05	(g)	40

Power Fuel & C-Store:
Moosic, PA	—	323	309	—	—	323	309	632	191	1980	08/05		20

Premium Spas & Billiards:
Fairfax, VA	—	105	151	413	—	194	564	758	149	1995	12/95		40

Publix Super Markets:
Tampa, FL	—	2,128	1,522	—	—	2,128	1,522	3,650	818	1994	06/96		40

Pull-A-Part:
Augusta, GA	—	1,414	—	1,449	—	1,414	1,449	2,863	382	2007	08/06	(m)	40
Birmingham, AL	—	1,165	2,090	—	—	1,165	2,090	3,255	594	1964	08/06		40
Charlotte, NC	—	2,913	1,724	—	—	2,908	1,724	4,632	490	2006	08/06		40
Conley, GA	—	1,686	1,387	—	—	1,686	1,387	3,073	394	1999	08/06		40
Harvey, LA	—	1,887	—	4,326	—	1,887	4,326	6,213	1,023	2008	08/06	(m)	40
Knoxville, TN	—	961	—	2,384	—	961	2,384	3,345	623	2007	08/06	(m)	40
Louisville, KY	—	3,206	1,532	—	—	3,206	1,532	4,738	436	2006	08/06		40
Nashville, TN	—	2,164	1,414	—	—	2,164	1,414	3,578	402	2006	08/06		40
Norcross, GA	—	1,831	1,040	—	—	1,831	1,040	2,871	296	1998	08/06		40
Cleveland, OH	—	4,556	—	2,096	—	4,556	2,096	6,652	531	2007	08/06	(m)	40
Lafayette, LA	—	1,036	—	2,226	—	1,036	2,226	3,262	559	2007	08/06	(m)	40
Montgomery, AL	—	934	—	2,013	—	934	2,013	2,947	509	2007	11/06	(m)	40
Jackson, MS	—	1,315	—	2,471	—	1,315	2,318	3,633	578	2008	12/06	(m)	40
Baton Rouge, LA	—	893	—	3,256	—	893	3,256	4,149	716	2009	01/07	(m)	40
Memphis, TN	—	1,779	—	2,964	—	1,779	2,964	4,743	713	2008	05/07	(m)	40
Mobile, AL	—	550	—	2,772	—	550	2,772	3,322	621	2009	06/07	(m)	40
Winston-Salem, NC	—	846	—	2,449	—	836	2,449	3,285	554	2009	08/07	(m)	40
Lithonia, GA	—	2,410	—	2,345	—	2,410	2,345	4,755	525	2009	08/07	(m)	40
Columbia, SC	—	935	—	2,178	—	935	2,178	3,113	488	2009	09/07	(m)	40
Akron, OH	—	1,065	—	1,869	—	1,065	1,869	2,934	380	2009	10/08	(m)	40

Quaker Steak & Lube:
Mentor, OH	—	841	2,452	—	—	841	2,452	3,293	260	2009	04/14		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
QuikTrip:
Clive, IA	—	623	557	—	—	623	557	1,180	233	1994	06/05		30
Johnston, IA	—	394	385	—	—	394	385	779	161	1991	06/05		30
Tulsa, OK	—	1,225	650	—	—	1,225	650	1,875	272	1990	06/05		30
Fountain Inn, SC	—	723	3,289	—	—	723	3,289	4,012	137	2015	07/16		35
Charlotte, NC	—	739	3,512	3	—	740	3,514	4,254	121	2016	08/16		40
Marietta, GA	—	1,870	3,795	—	—	1,870	3,795	5,665	115	2016	10/16		40
Alpharetta, GA	—	1,665	3,700	—	—	1,665	3,700	5,365	50	2016	06/17		40
Roswell, GA	—	1,693	3,572	—	—	1,693	3,572	5,265	41	2016	07/17		40
Concord, NC	—	1,529	3,993	—	—	1,529	3,993	5,522	4	2017	12/17		40

Qwest Corporation Service Center:
Cedar Rapids, IA	—	184	629	143	—	184	772	956	414	1976	06/05		20

Rabobank:
Chico, CA	—	346	—	—	—	346	—	346	(e)	(i)	07/12		30

Raising Cane's:
Lancaster, OH	—	600	—	1,075	—	600	1,075	1,675	138	2012	01/08	(g)	40
Sulphur, LA	—	326	1,268	—	—	326	1,268	1,594	243	2009	04/11		35
Hurst, TX	—	763	—	1,309	—	763	1,309	2,072	203	2011	05/11	(m)	40
Fort Worth, TX	—	792	—	1,144	—	792	1,144	1,936	178	2011	06/11	(m)	40
Plano, TX	—	1,316	—	1,349	—	1,316	1,349	2,665	209	2011	06/11	(m)	40
Pearland, TX	—	774	—	1,255	—	774	1,255	2,029	192	2011	07/11	(m)	40
Addison, TX	—	869	—	1,343	—	869	1,343	2,212	194	2012	10/11	(m)	40
Houston, TX	—	737	—	1,163	—	737	1,163	1,900	171	2012	10/11	(m)	40
Euless, TX	—	1,222	—	1,376	—	1,226	1,376	2,602	208	2011	12/11	(m)	40
Moore, OK	—	762	—	1,153	—	762	1,153	1,915	164	2012	01/12	(m)	40
Rowlett, TX	—	814	—	1,398	—	814	1,398	2,212	191	2012	02/12	(m)	40
Keller, TX	—	833	—	1,265	—	833	1,265	2,098	165	2012	06/12	(m)	40
Omaha, NE	—	1,181	—	1,676	—	1,181	1,676	2,857	208	2013	08/12	(m)	40
McKinney, TX	—	1,443	—	1,255	—	1,443	1,255	2,698	148	2013	11/12	(m)	40
Tulsa, OK	—	1,006	—	1,508	—	1,006	1,508	2,514	177	2013	12/12	(m)	40
Broken Arrow, OK	—	1,267	1,285	—	—	1,267	1,285	2,552	141	2013	04/13		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Oklahoma City, OK	—	1,217	—	1,312	—	1,217	1,312	2,529	133	2013	06/13	(m)	40
Oklahoma City, OK	—	988	—	1,268	—	988	1,268	2,256	133	2013	06/13	(m)	40
Owasso, OK	—	641	—	1,313	—	641	1,313	1,954	130	2014	09/13	(m)	40
Longview, TX	—	1,020	—	1,488	—	1,020	1,488	2,508	129	2014	02/14	(m)	40
Georgetown, TX	—	1,101	—	1,830	—	1,101	1,830	2,931	151	2014	05/14	(m)	40
Centennial, CO	—	2,083	—	2,022	—	2,083	2,022	4,105	11	2017	04/17	(m)	(k)

Rallys:
Toledo, OH	—	126	320	—	—	126	320	446	210	1989	07/92		39

RBC Bank:
Altamonte Springs, FL	—	1,316	2,014	—	—	1,316	2,014	3,330	439	2007	05/10		35

Regal Theatre:
Bolingbrook, IL	—	2,937	3,032	1,500	—	2,937	4,532	7,469	1,250	1994	09/07		30

Rent-A-Center:
Cohoes, NY	—	64	348	242	—	64	590	654	135	1994	09/04		40

Rite Aid:
Douglasville, GA	—	413	995	—	—	413	995	1,408	545	1996	01/96		40
Conyers, GA	—	575	999	64	—	575	1,063	1,638	514	1997	06/97		40
Riverdale, GA	—	1,089	1,707	—	—	1,089	1,707	2,796	856	1997	12/97		40
Warner Robins, GA	—	707	—	1,227	—	707	1,227	1,934	582	1999	03/98	(g)	40
Mobile, AL (n)	—	1,137	1,694	—	—	1,137	1,694	2,831	679	2000	12/01		40
Orange Beach, AL	—	1,410	1,996	—	—	1,410	1,996	3,406	800	2000	12/01		40
Norfolk, VA	—	2,742	1,797	—	—	2,742	1,797	4,539	713	2001	02/02		40
Thorndale, PA	—	2,261	2,472	—	—	2,261	2,472	4,733	981	2001	02/02		40
West Mifflin, PA	—	1,402	2,044	—	—	1,402	2,044	3,446	811	1999	02/02		40
Albany, NY	—	25	867	—	—	25	867	892	288	1994	09/04		40
Saratoga Springs, NY	—	762	591	4,806	—	2,364	3,245	5,609	24	2017	09/04	(o)	(k)
Clinton Twp, MI	—	977	1,664	—	—	977	1,664	2,641	210	1998	03/14		30
Dowagiac, MI	—	409	1,609	—	—	409	1,609	2,018	203	1998	03/14		30
Durham, NC	—	1,553	2,621	—	—	1,553	2,621	4,174	200	1999	09/15		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Rite Care Pharmacy:
Dallas, TX	—	2,407	2,299	320	—	2,407	2,618	5,025	757	1971	06/05		40

RNR Wheels / RNR Tire Express:
Anderson, SC	—	140	815	—	—	140	815	955	81	1996	07/14		35

Road Ranger:
Springfield, IL	—	705	1,500	—	—	705	1,500	2,205	433	1997	06/06		40
Belvidere, IL	—	1,098	1,256	1,257	—	1,098	2,513	3,611	575	1997	06/06		40
Brazil, IN	—	2,199	907	—	—	2,199	907	3,106	262	1990	06/06		40
Cherry Valley, IL	—	1,409	1,897	—	—	1,409	1,897	3,306	547	1991	06/06		40
Cottage Grove, WI	—	2,175	1,733	2	—	2,098	1,733	3,831	500	1990	06/06		40
Decatur, IL	—	815	1,314	—	—	815	1,314	2,129	379	2002	06/06		40
Dekalb, IL	—	747	1,658	—	—	747	1,658	2,405	478	2000	06/06		40
Elk Run Heights, IA	—	1,538	2,470	—	—	1,538	2,470	4,008	713	1989	06/06		40
Lake Station, IN	—	3,172	1,112	—	—	3,172	1,112	4,284	321	1987	06/06		40
Mendota, IL	—	1,218	3,295	—	—	1,218	3,295	4,513	732	1996	06/06		40
Oakdale, WI	—	1,844	1,663	—	—	1,844	1,663	3,507	480	1998	06/06		40
Rockford, IL	—	1,094	1,662	—	—	1,093	1,662	2,755	479	1996	06/06		40
Rockford, IL	—	623	1,331	7	—	596	803	1,399	232	2000	06/06		40
Springfield, IL	—	1,795	1,863	—	—	2,211	1,863	4,074	632	1978	06/06		40
Champaign, IL	—	3,241	2,008	—	—	3,241	2,008	5,249	546	2006	02/07		40
DeKalb, IL	—	505	1,503	—	—	505	1,503	2,008	409	2004	02/07		40
Fenton, MO	—	2,584	2,622	—	—	2,584	2,622	5,206	713	2007	02/07		40
Hampshire, IL	—	1,307	1,501	1,629	—	1,307	3,130	4,437	825	1988	02/07	(f)	40
Princeton, IL (n)	—	1,141	3,066	—	—	1,141	3,066	4,207	834	2003	02/07		40
South Beloit, IL	—	3,824	2,309	—	—	3,824	2,309	6,133	628	2002	02/07		40
Cedar Rapids, IA	—	1,025	984	—	—	1,025	984	2,009	265	1990	03/07		40
Marion, IA	—	737	1,071	—	—	737	1,071	1,808	289	1974	03/07		40
Okawville, IL	—	1,530	1,147	1,034	—	1,536	2,181	3,717	450	1997	08/07		40
Dubuque, IA	—	561	1,941	—	—	561	1,941	2,502	500	2000	09/07		40
Belvidere, IL	—	521	1,053	—	—	521	1,053	1,574	267	2008	09/07	(f)	40
South Beloit, IL	—	1,182	1,324	—	—	1,182	1,324	2,506	335	2008	09/07	(f)	40
Chicago, IL	—	1,350	6,450	—	—	1,350	6,450	7,800	1,408	1970	07/12		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Bensenville, IL	—	842	3,164	—	—	842	3,164	4,006	294	2002	03/15	30
Loves Park, IL	—	911	2,283	—	—	911	2,283	3,194	182	2010	03/15	35

Roadrunner Markets:
Abingdon, VA	—	251	1,817	—	—	251	1,817	2,068	43	2001	04/17	30
Abingdon, VA	—	261	1,711	—	—	261	1,711	1,972	48	1992	04/17	25
Abingdon, VA	—	542	890	—	—	542	890	1,432	25	1972	04/17	25
Abingdon, VA	—	396	1,479	—	—	396	1,479	1,875	35	1984	04/17	30
Abingdon, VA	—	820	4,005	—	—	820	4,005	4,825	81	2012	04/17	35
Asheville, NC	—	966	1,690	—	—	966	1,690	2,656	48	1983	04/17	25
Asheville, NC	—	995	1,169	—	—	995	1,169	2,164	33	1994	04/17	25
Asheville, NC	—	502	2,154	—	—	502	2,154	2,656	51	1997	04/17	30
Blountville, TN	—	242	1,189	—	—	242	1,189	1,431	34	1993	04/17	25
Blountville, TN	—	338	3,406	—	—	338	3,406	3,744	97	1968	04/17	25
Bluff City, TN	—	174	2,587	—	—	174	2,587	2,761	61	1997	04/17	30
Bristol, TN	—	224	272	—	—	224	272	496	6	1997	04/17	30
Bristol, TN	—	232	1,006	—	—	232	1,006	1,238	29	1979	04/17	25
Bristol, VA	—	203	1,228	—	—	203	1,228	1,431	29	1986	04/17	30
Bristol, VA	—	290	2,077	—	—	290	2,077	2,367	59	1986	04/17	25
Bristol, VA	—	591	271	—	—	591	271	862	8	1980	04/17	25
Bristol, VA	—	135	1,151	—	—	135	1,151	1,286	33	1988	04/17	25
Bristol, VA	—	174	814	—	—	174	814	988	19	1998	04/17	30
Chilhowie, VA	—	213	2,154	—	—	213	2,154	2,367	51	2004	04/17	30
Columbus, NC	—	242	1,730	—	—	242	1,730	1,972	49	1994	04/17	25
Columbus, NC	—	416	1,286	—	—	416	1,286	1,702	30	1998	04/17	30
Elizabethton, TN	—	174	1,797	—	—	174	1,797	1,971	51	1969	04/17	25
Elizabethtown, TN	—	521	1,642	—	—	521	1,642	2,163	39	1997	04/17	30
Erwin, TN	—	426	861	—	—	426	861	1,287	24	1989	04/17	25
Erwin, TN	—	425	3,512	—	—	425	3,512	3,937	83	2002	04/17	30
Glade Spring, VA	—	570	3,369	—	—	570	3,369	3,939	95	1991	04/17	25
Gray, TN	—	348	2,114	—	—	348	2,114	2,462	60	1983	04/17	25
Greeneville, TN	—	406	1,565	—	—	406	1,565	1,971	32	2016	04/17	35
Hampton, TN	—	232	2,481	—	—	232	2,481	2,713	59	1998	04/17	30
Johnson City, TN	—	136	900	—	—	136	900	1,036	21	1995	04/17	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Johnson City, TN	—	579	2,133	—	—	579	2,133	2,712	50	2005	04/17	30
Johnson City, TN	—	926	2,914	—	—	926	2,914	3,840	69	1997	04/17	30
Johnson City, TN	—	511	3,232	—	—	511	3,232	3,743	76	1998	04/17	30
Johnson City, TN	—	358	822	—	—	358	822	1,180	19	1987	04/17	30
Johnson City, TN	—	1,023	2,181	—	—	1,023	2,181	3,204	51	1996	04/17	30
Johnson City, TN	—	212	2,153	—	—	212	2,153	2,365	51	2006	04/17	30
Johnson City, TN	—	415	1,459	—	—	415	1,459	1,874	34	2004	04/17	30
Johnson City, TN	—	454	1,025	—	—	454	1,025	1,479	24	1996	04/17	30
Johnson City, TN	—	531	1,343	—	—	531	1,343	1,874	32	1989	04/17	30
Johnson City, TN	—	454	2,008	—	—	454	2,008	2,462	41	2014	04/17	35
Jonesborough, TN	—	531	3,107	—	—	531	3,107	3,638	63	2013	04/17	35
Jonesborough, TN	—	299	2,163	—	—	299	2,163	2,462	38	2010	04/17	40
Jonesborough, TN	—	145	1,334	—	—	145	1,334	1,479	38	1983	04/17	25
Kingsport, TN	—	415	1,555	—	—	415	1,555	1,970	44	1983	04/17	25
Kingsport, TN	—	463	1,999	—	—	463	1,999	2,462	40	2016	04/17	35
Kingsport, TN	—	107	534	—	—	107	534	641	15	1976	04/17	25
Kingsport, TN	—	97	1,382	—	—	97	1,382	1,479	39	1973	04/17	25
Kingsport, TN	—	521	2,336	—	—	521	2,336	2,857	55	1999	04/17	30
Kingsport, TN	—	359	455	—	—	359	455	814	11	1997	04/17	30
Kingsport, TN	—	97	891	—	—	97	891	988	25	1979	04/17	25
Kingsport, TN	—	106	1,623	—	—	106	1,623	1,729	46	1972	04/17	25
Kingsport, TN	—	475	320	—	—	475	320	795	8	1987	04/17	30
Kingsport, TN	—	222	1,257	—	—	222	1,257	1,479	36	1988	04/17	25
Kingsport, TN	—	214	282	—	—	214	282	496	8	1979	04/17	25
Kingsport, TN	—	521	2,683	—	—	521	2,683	3,204	76	1993	04/17	25
Kingsport, TN	—	319	1,160	—	—	319	1,160	1,479	27	2001	04/17	30
Landrum, SC	—	676	4,005	—	—	676	4,005	4,681	95	1999	04/17	30
Lebanon, VA	—	222	1,749	—	—	222	1,749	1,971	50	1989	04/17	25
Lebanon, VA	—	155	1,084	—	—	155	1,084	1,239	26	1998	04/17	30
Marion, VA	—	550	2,501	—	—	550	2,501	3,051	71	1994	04/17	25
Morristown, TN	—	116	727	—	—	116	727	843	21	1974	04/17	25
Morristown, TN	—	242	601	—	—	242	601	843	17	1976	04/17	25
Morristown, TN	—	280	1,449	—	—	280	1,449	1,729	41	1976	04/17	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Piney Flats, TN	—	463	2,191	—	—	463	2,191	2,654	52	1983	04/17	30
Rural Retreat, VA	—	319	2,540	—	—	319	2,540	2,859	72	1991	04/17	25
Waynesville, NC	—	261	2,395	—	—	261	2,395	2,656	57	1997	04/17	30

Robbins Diamonds:
Newark, DE	—	636	1,273	38	—	629	1,311	1,940	740	1994	12/94	40

Ross Dress for Less:
Coral Gables, FL	—	1,782	1,661	19	—	1,782	1,680	3,462	865	1994	06/96	38
Lodi, CA	—	614	1,415	—	—	614	1,415	2,029	502	1984	03/99	40

Ruby Tuesday:
Americus, GA	—	371	832	—	—	371	832	1,203	1	2007	12/17	30
Arvada, CO	—	705	633	—	—	705	633	1,338	1	1996	12/17	30
Ashland, KY	—	623	1,084	—	—	623	1,084	1,707	2	2003	12/17	30
Athens, AL	—	895	308	—	—	895	308	1,203	—	2005	12/17	30
Austintown, OH	—	244	1,265	—	—	244	1,265	1,509	2	2003	12/17	30
Bedford, VA	—	696	606	—	—	696	606	1,302	1	2006	12/17	30
Big Rapids, MI	—	452	958	—	—	452	958	1,410	1	2006	12/17	30
Branson, MO	—	597	822	—	—	597	822	1,419	1	1994	12/17	25
Columbia, MD	—	1,760	244	—	—	1,760	244	2,004	—	1994	12/17	25
Concord, NC	—	778	425	—	—	778	425	1,203	1	2003	12/17	30
Edinburgh, IN	—	533	1,210	—	—	533	1,210	1,743	2	2005	12/17	30
Farmville, VA	—	461	742	—	—	461	742	1,203	1	2005	12/17	30
Fayetteville, NC	—	370	1,436	—	—	370	1,436	1,806	2	2000	12/17	30
Florence, SC	—	406	1,400	—	—	406	1,400	1,806	2	2002	12/17	30
Fuquay-Varina, NC	—	606	804	—	—	606	804	1,410	1	2003	12/17	30
Hopewell, VA	—	632	976	—	—	632	976	1,608	1	2005	12/17	30
Indianapolis, IN	—	877	326	—	—	877	326	1,203	—	2007	12/17	35
Inverness, FL	—	587	1,219	—	—	587	1,219	1,806	1	2006	12/17	35
Jacksonville, FL	—	833	244	—	—	833	244	1,077	—	2003	12/17	30
Kingsland, GA	—	1,066	641	—	—	1,066	641	1,707	1	2006	12/17	30
Leeds, AL	—	280	923	—	—	280	923	1,203	1	1999	12/17	30
Lincoln, NE	—	361	1,445	—	—	361	1,445	1,806	2	2002	12/17	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
New Bern, NC	—	470	832	—	—	470	832	1,302	1	2005	12/17		30
New Port Richey, FL	—	461	841	—	—	461	841	1,302	1	2001	12/17		30
North Platte, NE	—	515	1,093	—	—	515	1,093	1,608	1	2007	12/17		35
Orangeburg, SC	—	605	1,399	—	—	605	1,399	2,004	2	2001	12/17		30
Roanoke, VA	—	606	804	—	—	606	804	1,410	1	2001	12/17		30
Royal Palm Beach, FL	—	994	416	—	—	994	416	1,410	1	2002	12/17		30
St. Augustine, FL	—	1,255	551	—	—	1,255	551	1,806	1	2004	12/17		30
Terre Haute, IN	—	371	832	—	—	371	832	1,203	1	2006	12/17		30
Troy, AL	—	226	1,184	—	—	226	1,184	1,410	2	2004	12/17		30
Vidalia, GA	—	407	1,201	—	—	407	1,201	1,608	2	1998	12/17		30
Warsaw, IN	—	524	778	—	—	524	778	1,302	1	1999	12/17		30
Waterville, ME	—	145	1,463	—	—	145	1,463	1,608	2	2002	12/17		30
Zephyrhills, FL	—	849	957	—	—	849	957	1,806	1	2005	12/17		30

Ruby's Place:
Swansea, IL	—	46	133	87	—	46	220	266	38	1997	12/01	(g)	40

Rue 21:
Lapeer, MI	—	126	645	—	—	126	629	755	163	2007	10/05		40

Sally Beauty Supply:
Lapeer, MI	—	33	167	—	—	33	163	196	42	2007	10/05		40

Salons by JC:
Buford, GA	—	539	1,421	373	—	539	1,798	2,337	505	2003	07/04	(g)	40

Saltgrass Steakhouse:
Beaumont, TX	—	558	—	2,336	—	901	1,819	2,720	347	1975	09/10	(m)	30
San Antonio, TX	—	1,280	—	853	—	1,280	853	2,133	131	2011	08/11	(m)	40
Cypress, TX	—	1,071	—	1,886	—	1,071	1,886	2,957	257	2012	03/12	(m)	40
Midland, TX	—	837	2,073	—	—	837	2,073	2,910	269	1998	01/13		35
Port Arthur, TX	—	890	—	2,049	—	890	2,049	2,939	203	2014	08/13	(m)	40
McAllen, TX	—	1,390	—	1,148	—	1,393	1,146	2,539	119	2007	12/13	(m)	35
College Station, TX	—	934	—	2,076	—	934	2,076	3,010	171	2014	04/14	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Lewisville, TX	—	1,268	—	2,456	—	1,268	2,456	3,724	128	2015	11/14	(m)	40
Waco, TX	—	730	—	2,321	—	730	2,321	3,051	133	2015	12/14	(m)	40
Odessa, TX	—	1,000	—	2,410	—	1,000	2,410	3,410	123	2015	01/15	(m)	40
Lubbock, TX	—	1,025	—	2,251	—	1,025	2,251	3,276	96	2016	10/15	(m)	40
Baytown, TX	—	1,208	—	2,455	—	1,208	2,455	3,663	59	2017	07/16	(m)	40
Corpus Christi, TX	—	1,008	—	2,580	—	1,008	2,580	3,588	77	2016	09/16	(m)	35
Tyler, TX	—	1,622	—	2,615	—	1,622	2,615	4,237	35	2017	10/16	(m)	40
Oklahoma City, OK	—	853	—	2,209	—	853	2,209	3,062	12	1996	06/17	(o)	(k)
Pasadena, TX	—	1,498	—	2,583	—	1,498	2,583	4,081	3	2017	07/17	(m)	(k)
Little Rock, AR	—	1,140	—	—	—	1,140	(e)	1,140	(e)	(e)	08/17	(m)	(e)
Sherwood, AR	—	1,166	—	—	—	1,166	(e)	1,166	(e)	(e)	09/17	(m)	(e)

Save on Gas and C-Store:
Wilkes-Barre, PA	—	876	1,957	—	—	876	1,957	2,833	1,211	1998	08/05		20
Hughesville, PA	—	290	566	—	—	290	258	548	153	1977	01/06		40

Savers Thrift Superstore:
Fairview Heights, IL	—	1,258	2,623	246	—	1,258	2,869	4,127	834	1980	10/05	(g)	40
North Olmsted, OH	—	1,613	4,549	—	—	1,613	4,549	6,162	220	1983	08/16		40

Schlotzsky's Deli:
Phoenix, AZ	—	706	315	—	—	706	315	1,021	127	1995	12/01		40
Scottsdale, AZ	—	717	311	—	—	686	311	997	125	1995	12/01		40

Scotchman:
Hudson, NC	—	512	2,485	—	—	512	2,485	2,997	3	2002	12/17		30
Kings Mountain, NC	—	533	1,985	—	—	533	1,985	2,518	3	1999	12/17		30
Rock Hill, SC	—	319	1,588	—	—	319	1,588	1,907	3	1992	12/17		25
Rutherfordton, NC	—	213	1,839	—	—	213	1,839	2,052	3	1999	12/17		30
Rutherfordton, NC	—	349	2,160	—	—	349	2,160	2,509	4	1990	12/17		25
Shelby, NC	—	320	2,189	—	—	320	2,189	2,509	4	1994	12/17		25
Shelby, NC	—	184	1,783	—	—	184	1,783	1,967	3	1990	12/17		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Season's 52:
Schaumburg, IL	—	2,065	1,311	—	—	2,065	(i)	2,065	(i)	(i)	12/01		(i)

Select Comfort:
Tucson, AZ	—	906	—	1,271	—	906	1,271	2,177	91	2015	11/14	(m)	40
Billings, MT	—	708	—	1,086	—	708	1,086	1,794	28	2016	08/16	(m)	40

Service King:
The Colony, TX	—	2,135	3,819	—	—	2,135	3,819	5,954	76	2016	03/17		40

Shek's Chinese Express:
Eden Prairie, MN	—	65	261	—	—	65	261	326	103	1997	12/01		40

Shell:
Glendale, AZ	—	1,817	2,415	126	—	1,817	2,541	4,358	707	2001	05/08		40
Peoria, AZ	—	860	1,117	114	—	860	1,231	2,091	473	1987	05/08		30

Shop-a-Snak:
Bessemer, AL	—	564	742	—	—	564	742	1,306	216	2002	05/06		40
Chelsea, AL	—	391	628	—	—	391	628	1,019	182	1981	05/06		40
Jasper, AL (n)	—	551	747	—	—	551	747	1,298	217	1998	05/06		40
Birmingham, AL	—	361	744	—	—	361	744	1,105	216	1989	05/06		40
Birmingham, AL	—	439	704	—	—	439	704	1,143	205	1989	05/06		40
Birmingham, AL	—	446	672	—	—	446	672	1,118	195	1989	05/06		40
Homewood, AL	—	468	657	—	—	468	657	1,125	191	1990	05/06		40
Hoover, AL	—	713	865	—	—	713	865	1,578	251	1998	05/06		40
Hoover, AL	—	490	769	—	—	444	769	1,213	224	1992	05/06		40
Hoover, AL	—	764	1,157	—	—	663	1,157	1,820	336	2005	05/06		40
Trussville, AL	—	272	542	—	—	272	542	814	157	1992	05/06		40
Tuscaloosa, AL	—	525	463	—	—	525	463	988	135	1991	05/06		40
Tuscaloosa, AL	—	432	559	—	—	432	559	991	163	1991	05/06		40
Tuscaloosa, AL	—	386	733	—	—	386	733	1,119	213	1991	05/06		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Shopko:
Riverdale, UT	—	2,294	5,396	—	—	2,294	5,396	7,690	621	1991	02/15	25
Spanish Fork, UT	—	1,526	4,458	—	—	1,526	4,458	5,984	513	1991	02/15	25
Spokane, WA	—	2,270	7,975	—	—	2,270	7,975	10,245	917	1986	02/15	25
West Bend, WI	—	1,435	7,654	—	—	1,435	7,654	9,089	880	1987	02/15	25

Sleepy's:
Bay Shore, NY	—	674	1,907	—	—	674	1,907	2,581	111	1985	07/16	25
Bridgehampton, NY	—	1,819	2,283	—	—	1,819	2,283	4,102	111	2003	07/16	30
Dickson City, PA	—	509	3,563	—	—	509	3,563	4,072	173	1998	07/16	30
Farmingdale, NY	—	522	2,021	—	—	522	2,021	2,543	118	1999	07/16	25
Hasbrouck Heights, NJ	—	609	989	—	—	609	989	1,598	58	1965	07/16	25
Huntington Station, NY	—	437	1,766	—	—	437	1,766	2,203	103	1990	07/16	25
Ledgewood, NJ	—	456	1,312	—	—	456	1,312	1,768	77	1981	07/16	25
Middletown, NY	—	351	3,232	—	—	351	3,232	3,583	189	1977	07/16	25
Montgomeryville, PA	—	283	3,084	—	—	283	3,084	3,367	180	1988	07/16	25
Old Saybrook, CT	—	691	3,595	—	—	691	3,595	4,286	262	1929	07/16	20
Rockville Centre, NY	—	732	951	—	—	732	951	1,683	69	1925	07/16	20
Somers Point, NJ	—	313	1,691	—	—	313	1,691	2,004	82	2004	07/16	30
Watchung, NJ	—	587	2,662	—	—	587	2,662	3,249	155	1981	07/16	25
Waterford, CT	—	615	2,736	—	—	615	2,736	3,351	160	1976	07/16	25
Whitehall, PA	—	218	1,177	—	—	218	1,177	1,395	57	2002	07/16	30

Sonic:
Athens, AL	—	275	672	—	—	275	672	947	14	1996	05/17	30
Auburn, AL	—	379	710	—	—	379	710	1,089	15	1996	05/17	30
Auburn, AL	—	360	804	—	—	360	804	1,164	17	2002	05/17	30
Bedford, VA	—	256	550	—	—	256	550	806	10	2007	05/17	35
Bristol, TN	—	237	569	—	—	237	569	806	12	2001	05/17	30
Columbus, GA	—	502	303	—	—	502	303	805	6	2001	05/17	30
Columbus, GA	—	341	531	—	—	341	531	872	11	1997	05/17	30
Dandridge, TN	—	142	730	—	—	142	730	872	15	2002	05/17	30
Danville, VA	—	331	691	—	—	331	691	1,022	12	2008	05/17	35
Decatur, AL	—	237	710	—	—	237	710	947	15	1998	05/17	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Florence, AL	—	388	559	—	—	388	559	947	12	2001	05/17		30
Forence, AL	—	265	824	—	—	265	824	1,089	17	1997	05/17		30
Greeneville, TN	—	180	692	—	—	180	692	872	17	1990	05/17		25
Hampton Cove, AL	—	483	681	—	—	483	681	1,164	12	2006	05/17		35
Huntsville, AL	—	332	616	—	—	332	616	948	13	1999	05/17		30
Huntsville, AL	—	398	625	—	—	398	625	1,023	11	2005	05/17		35
Huntsville, AL	—	275	814	—	—	275	814	1,089	17	2001	05/17		30
Huntsville, AL	—	246	701	—	—	246	701	947	18	1992	05/17		25
Huntsville, AL	—	218	871	—	—	218	871	1,089	16	2008	05/17		35
Johnson City, TN	—	379	493	—	—	379	493	872	12	1994	05/17		25
Kingsport, TN	—	322	550	—	—	322	550	872	11	2000	05/17		30
Knoxville, TN	—	227	824	—	—	227	824	1,051	21	1987	05/17		25
Lanett, AL	—	322	550	—	—	322	550	872	11	1997	05/17		30
Madison, AL	—	454	634	—	—	454	634	1,088	13	2000	05/17		30
Madison, AL	—	303	720	—	—	303	720	1,023	15	1996	05/17		30
Marion, VA	—	95	852	—	—	95	852	947	18	1997	05/17		30
Millbrook, AL	—	549	540	—	—	549	540	1,089	11	2005	05/17		30
Montgomery, AL	—	227	644	—	—	227	644	871	13	1999	05/17		30
Montgomery, AL	—	729	360	—	—	729	360	1,089	6	2005	05/17		35
Morristown, TN	—	123	607	—	—	123	607	730	15	1977	05/17		25
Morristown, TN	—	275	597	—	—	275	597	872	15	1985	05/17		25
Moulton, AL	—	379	710	—	—	379	710	1,089	15	2005	05/17		30
Muscle Shoals, AL	—	208	880	—	—	208	880	1,088	18	1995	05/17		30
Newport, TN	—	142	664	—	—	142	664	806	14	2000	05/17		30
North Tazewell, VA	—	114	758	—	—	114	758	872	16	1993	05/17		30
Norton, VA	—	133	739	—	—	133	739	872	13	2007	05/17		35
Opelika, AL	—	663	360	—	—	663	360	1,023	7	2006	05/17		30
Phenix City, AL	—	322	701	—	—	322	701	1,023	15	1997	05/17		30
Prattville, AL	—	388	634	—	—	388	634	1,022	13	1994	05/17		30
Roanoke, VA	—	265	757	—	—	265	757	1,022	14	2006	05/17		35
Rogersville, TN	—	57	815	—	—	57	815	872	17	1996	05/17		30
Sevierville, TN	—	436	511	—	—	436	511	947	13	1988	05/17		25

Sonic Automotive:
Charlotte, NC	—	3,619	4,854	—	—	3,619	4,854	8,473	1,289	1996	05/07		40

Sparkling Image:
Bakersfield, CA	—	2,564	4,465	2,178	—	2,564	6,643	9,207	2,016	1988	03/08		30
Bakersfield, CA	—	3,664	3,709	11	—	3,664	3,721	7,385	1,040	1994	03/08		35
Bakersfield, CA	—	2,798	5,260	22	—	1,781	284	2,065	268	1997	03/08		35
Bakersfield, CA	—	2,043	3,520	40	—	2,043	719	2,762	342	1988	03/08		30
Bakersfield, CA	—	3,363	3,288	—	—	3,363	3,288	6,651	805	2002	03/08		40
Bakersfield, CA	—	3,346	6,016	—	—	3,346	6,016	9,362	1,680	1998	03/08		35
San Fernando, CA	—	6,630	2,706	47	—	6,630	2,753	9,383	901	1988	03/08		30
Ventura, CA	—	6,253	4,560	207	—	5,813	4,767	10,580	1,324	1994	03/08		35
Ventura, CA	—	5,590	4,431	94	—	5,590	4,526	10,116	1,104	2001	03/08		40

Spec's Liquor and Fine Foods:
Corpus Christi, TX	—	768	841	601	—	768	1,442	2,210	701	1967	11/93		40
Coffee City, TX	—	1,330	3,858	—	—	1,330	3,858	5,188	1,242	1996	02/05		40

Speedy Cash:
Knoxville, TN	—	324	779	4	—	324	782	1,106	60	2014	04/15		35
Chicago, IL	—	317	859	—	—	317	859	1,176	44	2014	03/16		35

Spencer’s Air Conditioning & Appliance:
Glendale, AZ	—	342	982	—	—	342	982	1,324	453	1999	12/98	(g)	40

Sprint PCS:
Lewisville, TX	—	555	—	1,172	—	598	1,128	1,726	53	2016	12/01	(m)	40

Staples:
Memphis, TN	—	931	2,210	—	—	931	2,210	3,141	245	2011	02/14		35

Starplex Theatre:
Southington, CT	—	1,346	—	4,263	—	1,346	4,263	5,609	503	1993	05/14	(o)	30

Steak N Shake:
Munhall, PA	—	688	727	—	—	688	727	1,415	101	2002	07/14		25
South Bend, IN	—	447	1,238	—	—	447	1,238	1,685	143	2004	07/14		30

Sterling Collision:
Lombard, IL	—	622	1,714	—	—	622	1,714	2,336	346	1997	12/12		25
Stone Mountain Chevrolet:
Lilburn, GA (n)	—	3,027	4,685	—	—	3,027	4,685	7,712	1,567	2004	08/04		40

Stop N Go:
Grand Prairie, TX	—	421	685	—	—	421	685	1,106	275	1986	12/01		40

Stripes:
Laredo, TX	—	841	739	—	—	841	739	1,580	222	2001	12/05		40
Brownsville, TX	—	1,392	1,444	—	—	1,392	1,444	2,836	435	2005	12/05		40
Brownsville, TX	—	1,843	1,419	—	—	1,843	1,419	3,262	427	2000	12/05		40
Brownsville, TX	—	2,417	1,828	—	—	2,417	1,828	4,245	550	2000	12/05		40
Brownsville, TX	—	1,279	1,015	—	—	1,279	1,015	2,294	305	1990	12/05		40
Brownsville, TX	—	2,915	1,800	—	—	2,915	1,800	4,715	542	2000	12/05		40
Brownsville, TX	—	933	699	—	—	933	699	1,632	210	1999	12/05		40
Brownsville, TX	—	1,015	1,308	—	—	1,015	1,308	2,323	394	2003	12/05		40
Brownsville, TX	—	2,033	1,288	—	—	2,033	1,288	3,321	388	1995	12/05		40
Brownsville, TX	—	1,039	1,145	—	—	1,039	1,145	2,184	345	2004	12/05		40
Brownsville, TX	—	1,182	1,105	—	—	1,182	1,105	2,287	333	2000	12/05		40
Brownsville, TX	—	2,530	1,125	—	—	2,530	1,125	3,655	339	1990	12/05		40
Corpus Christi, TX	—	1,400	1,531	—	—	1,400	1,531	2,931	461	1984	12/05		40
Corpus Christi, TX	—	703	1,037	—	—	703	1,037	1,740	312	1986	12/05		40
Corpus Christi, TX	—	1,308	2,151	—	—	1,308	2,151	3,459	648	1995	12/05		40
Corpus Christi, TX	—	853	1,416	—	—	853	1,416	2,269	426	2005	12/05		40
Corpus Christi, TX	—	1,385	1,419	—	—	1,385	1,419	2,804	427	1982	12/05		40
Donna, TX	—	1,004	1,127	—	—	1,004	1,127	2,131	339	1995	12/05		40
Edinburg, TX	—	970	1,286	—	—	970	1,286	2,256	387	2003	12/05		40
Edinburg, TX	—	1,317	1,624	—	—	1,317	1,624	2,941	489	1999	12/05		40
Falfurias, TX	—	4,244	4,458	—	—	4,213	4,458	8,671	1,342	2002	12/05		40
Freer, TX	—	1,151	1,158	—	—	1,151	1,158	2,309	349	1984	12/05		40
George West, TX	—	1,243	695	—	—	1,243	695	1,938	209	1996	12/05		40
Harlingen, TX	—	906	953	—	—	906	953	1,859	287	1991	12/05		40
Harlingen, TX	—	755	601	—	—	755	601	1,356	181	1987	12/05		40
Harlingen, TX	—	754	1,152	—	—	754	1,152	1,906	347	1999	12/05		40
La Feria, TX	—	900	1,347	—	—	900	1,347	2,247	405	1988	12/05		40
Laredo, TX	—	459	460	—	—	459	460	919	138	1983	12/05		40
Laredo, TX	—	1,553	1,775	—	—	1,553	1,775	3,328	534	2000	12/05		40
Laredo, TX	—	675	533	—	—	675	533	1,208	160	1993	12/05		40
Laredo, TX	—	1,495	1,400	—	—	1,495	1,400	2,895	422	1993	12/05		40
Laredo, TX	—	736	670	—	—	736	670	1,406	202	1984	12/05		40
Lawton, OK	—	697	964	—	—	649	964	1,613	290	1984	12/05		40
Los Indios, TX	—	1,387	1,457	—	—	1,387	1,457	2,844	439	2005	12/05		40
McAllen, TX	—	975	1,030	—	—	975	1,030	2,005	310	2003	12/05		40
McAllen, TX	—	987	893	—	—	987	893	1,880	269	1999	12/05		40
Mission, TX	—	880	1,101	—	—	880	1,101	1,981	332	1999	12/05		40
Mission, TX	—	1,125	1,213	—	—	1,125	1,213	2,338	365	2003	12/05		40
Olmito, TX	—	3,688	2,880	—	—	3,688	2,880	6,568	867	2002	12/05		40
Pharr, TX	—	784	805	—	—	784	805	1,589	242	2000	12/05		40
Pharr, TX	—	982	1,178	—	—	982	1,178	2,160	355	1988	12/05		40
Pharr, TX	—	2,426	1,881	—	—	2,426	1,881	4,307	566	2003	12/05		40
Port Isabel, TX	—	2,062	1,299	—	—	2,062	1,299	3,361	391	1994	12/05		40
Portland, TX	—	656	915	—	—	656	915	1,571	275	1983	12/05		40
Progreso, TX	—	1,769	1,811	—	—	1,769	1,811	3,580	545	1999	12/05		40
Riviera, TX	—	2,351	2,158	—	—	2,351	2,158	4,509	650	2005	12/05		40
San Benito, TX	—	791	1,857	—	—	791	1,857	2,648	559	1994	12/05		40
San Benito, TX	—	1,103	1,586	—	—	1,103	1,586	2,689	478	2005	12/05		40
San Juan, TX	—	1,424	1,546	—	—	1,424	1,546	2,970	465	2004	12/05		40
San Juan, TX	—	1,124	1,172	—	—	1,124	1,172	2,296	353	1996	12/05		40
South Padre Island, TX	—	1,367	1,389	—	—	1,367	1,389	2,756	418	1988	12/05		40
Wichita Falls, TX	—	905	1,351	—	—	905	1,351	2,256	407	2000	12/05		40
Wichita Falls, TX	—	440	751	—	—	440	751	1,191	226	1984	12/05		40
Wichita Falls, TX	—	484	828	—	—	484	828	1,312	249	1983	12/05		40
Palmview, TX	—	835	1,372	—	—	835	1,372	2,207	384	2005	10/06		40
Harlingen, TX	—	638	1,807	—	—	638	1,807	2,445	499	2006	12/06		40
Rio Grande City, TX	—	1,871	1,612	—	—	1,871	1,612	3,483	445	2006	12/06		40
San Juan, TX	—	816	1,434	—	—	816	1,434	2,250	396	2006	12/06		40
Zapata, TX	—	1,333	1,773	—	—	1,333	1,773	3,106	489	2006	12/06		40
Orange Grove, TX	—	1,767	1,838	—	—	1,767	1,838	3,605	492	2007	04/07		40
Harlingen, TX	—	408	826	—	—	408	826	1,234	279	1982	11/07		30
Laredo, TX	—	698	1,169	—	—	698	1,169	1,867	394	1981	11/07		30
Laredo, TX	—	448	734	—	—	448	734	1,182	248	1981	11/07		30
Laredo, TX	—	468	728	—	—	468	728	1,196	246	1973	11/07		30
Laredo, TX	—	348	1,168	—	—	348	1,168	1,516	394	1983	11/07		30
Laredo, TX	—	584	958	—	—	584	958	1,542	323	1981	11/07		30
San Benito, TX	—	420	1,135	—	—	420	1,135	1,555	383	1985	11/07		30
Del Rio, TX	—	1,565	758	—	—	1,565	758	2,323	192	1996	11/07		40
Kerrville, TX	—	640	1,616	—	—	640	1,616	2,256	409	1996	11/07		40
Monahans, TX	—	2,628	2,973	—	—	2,628	2,973	5,601	753	1996	11/07		40
Odessa, TX	—	2,633	3,199	—	—	2,633	3,199	5,832	810	2006	11/07		40
San Angelo, TX	—	194	471	—	—	194	471	665	119	1998	11/07		40
Pharr, TX	—	573	1,229	—	—	573	1,229	1,802	308	2000	12/07		40
Harlingen, TX	—	277	808	—	—	277	808	1,085	268	1983	01/08		30
Harlingen, TX	—	329	935	—	—	329	935	1,264	310	1980	01/08		30
Laredo, TX	—	325	816	—	—	325	816	1,141	271	1983	01/08		30
McAllen, TX	—	643	1,776	—	—	643	1,776	2,419	589	1980	01/08		30
Port Isabel, TX	—	299	855	—	—	299	855	1,154	284	1983	01/08		30
Brownsville, TX	—	843	1,429	—	—	843	1,429	2,272	344	2007	05/08		40
Edinburg, TX	—	834	1,787	—	—	834	1,787	2,621	430	2007	05/08		40
La Villa, TX	—	710	2,166	—	—	710	2,166	2,876	521	2007	05/08		40
Laredo, TX	—	879	1,593	—	—	879	1,593	2,472	383	2007	05/08		40
Laredo, TX	—	1,183	1,934	—	—	1,183	1,934	3,117	465	2007	05/08		40
McAllen, TX	—	1,270	2,383	—	—	1,270	2,383	3,653	764	1986	05/08		30
Houston, TX (n)	—	696	1,458	—	—	696	1,458	2,154	329	2008	12/08		40
Lubbock, TX	—	671	1,612	—	—	671	1,612	2,283	364	2007	12/08		40

Subway:
Eden Prairie, MN	—	54	150	67	—	54	218	272	86	1997	12/01		40
Albany, NY	—	3	67	—	—	3	67	70	22	1992	09/04		40
Cohoes, NY	—	21	116	8	—	21	123	144	45	1994	09/04		40

Sullivan's Steakhouse:
Lincolnshire, IL	—	862	1,574	—	—	862	1,574	2,436	375	1999	01/12		25

Sunbelt Rentals:
Dayton, OH	—	391	1,223	—	—	391	1,223	1,614	199	2008	04/12		35
Shepherdsville, KY	—	516	1,577	—	—	516	1,577	2,093	257	2009	04/12		35

Sunoco:
Arnold, MD	—	417	581	—	—	417	581	998	91	1993	04/13		30
Baltimore, MD	—	310	1,686	—	—	310	1,686	1,996	227	2004	04/13		35
Baltimore, MD	—	523	2,809	—	—	523	2,809	3,332	529	1982	04/13		25
Baltimore, MD	—	542	2,054	—	—	542	2,054	2,596	322	1998	04/13		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Baltimore, MD	—	455	2,122	—	—	455	2,122	2,577	400	1980	04/13	25
Baltimore, MD	—	368	1,647	—	—	368	1,647	2,015	258	1996	04/13	30
Baltimore, MD	—	271	1,482	—	—	271	1,482	1,753	279	1968	04/13	25
Baltimore, MD	—	620	1,279	—	—	620	1,279	1,899	201	1989	04/13	30
Bel Air, MD	—	1,376	620	—	—	1,376	620	1,996	97	1994	04/13	30
Bethesda, MD	—	1,414	1,347	—	—	1,414	1,347	2,761	254	1971	04/13	25
Centreville, VA	—	1,753	697	—	—	1,753	697	2,450	109	1994	04/13	30
Chantilly, VA	—	1,472	1,831	—	—	1,472	1,831	3,303	345	1966	04/13	25
Dale City, VA	—	639	2,461	—	—	639	2,461	3,100	386	1992	04/13	30
Dumfries, VA	—	387	2,364	—	—	387	2,364	2,751	371	1999	04/13	30
Edgewood, MD	—	823	2,073	—	—	823	2,073	2,896	390	1985	04/13	25
Frederick, MD	—	940	1,860	—	—	940	1,860	2,800	292	1996	04/13	30
Gaithersburg, MD	—	1,027	2,073	—	—	1,027	2,073	3,100	390	1982	04/13	25
Glen Burnie, MD	—	804	1,647	—	—	804	1,647	2,451	258	1994	04/13	30
Herndon, VA	—	707	1,792	—	—	707	1,792	2,499	281	1989	04/13	30
Joppa, MD	—	862	174	—	—	862	174	1,036	33	1987	04/13	25
Manassas, VA	—	1,230	1,521	—	—	1,230	1,521	2,751	239	1991	04/13	30
Manassas, VA	—	746	1,434	—	—	746	1,434	2,180	225	1993	04/13	30
Odenton, MD	—	668	2,780	—	—	668	2,780	3,448	436	2000	04/13	30
Owings Mills, MD	—	1,337	911	—	—	1,337	911	2,248	143	1994	04/13	30
Parkton, MD	—	397	2,151	—	—	397	2,151	2,548	338	1993	04/13	30
Pasadena, MD	—	591	2,509	—	—	579	2,509	3,088	394	1997	04/13	30
Pasadena, MD	—	407	1,492	—	—	407	1,492	1,899	234	1989	04/13	30
Perryville, MD	—	601	3,778	—	—	601	3,778	4,379	593	1990	04/13	30
Randallstown, MD	—	746	1,715	—	—	746	1,715	2,461	269	1995	04/13	30
Reisterstown, MD	—	649	2,354	—	—	649	2,354	3,003	369	1995	04/13	30
Rockville, MD	—	1,996	2,054	—	—	1,996	2,054	4,050	387	1971	04/13	25
Severn, MD	—	765	3,139	—	—	765	3,139	3,904	493	1987	04/13	30
Sterling, VA	—	1,356	1,095	—	—	1,356	1,095	2,451	172	1997	04/13	30
Sterling, VA (n)	—	1,540	2,461	—	—	1,540	2,461	4,001	386	1998	04/13	30
Timonium, MD	—	1,356	1,598	—	—	1,356	1,598	2,954	301	1981	04/13	25
Towson, MD	—	630	2,771	—	—	630	2,771	3,401	522	1988	04/13	25
Warrenton, VA	—	1,802	2,703	—	—	1,802	2,703	4,505	424	1994	04/13	30
Woodbridge, VA	—	678	2,664	—	—	678	2,664	3,342	502	1988	04/13	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Sunshine Energy:
Kansas City, MO	—	517	720	—	—	517	720	1,237	244	1993	07/09	25

SunTrust:
Albany, GA	—	287	890	—	—	287	890	1,177	269	1990	06/13	15
Alexandria, VA	—	2,735	732	—	—	2,735	732	3,467	222	1969	06/13	15
Alpharetta, GA	—	1,056	1,425	—	—	1,056	1,425	2,481	216	2005	06/13	30
Alpharetta, GA	—	1,625	1,366	—	—	1,625	1,366	2,991	310	1991	06/13	20
Arlington, VA	—	1,998	638	—	—	1,998	638	2,636	145	1993	06/13	20
Atlanta, GA	—	2,130	1,623	—	—	2,130	1,623	3,753	369	1976	06/13	20
Augusta, GA	—	865	872	—	—	865	872	1,737	396	1972	06/13	10
Augusta, GA	—	472	443	—	—	472	443	915	402	1970	06/13	5
Augusta, GA	—	352	397	—	—	352	397	749	360	1949	06/13	5
Avon Park, FL	—	360	1,564	—	—	360	1,564	1,924	237	1983	06/13	30
Bartow, FL	—	218	769	—	—	218	769	987	140	1980	06/13	25
Belleview, FL	—	226	1,085	—	—	226	1,085	1,311	164	1979	06/13	30
Beverly Hills, FL	—	376	1,414	—	—	376	1,414	1,790	214	1989	06/13	30
Black Mountain, NC	—	780	655	—	—	780	655	1,435	595	1943	06/13	5
Bladensburg, MD	—	1,528	1,538	—	—	1,528	1,538	3,066	233	1946	06/13	30
Bradenton, FL	—	437	1,251	—	—	429	1,251	1,680	189	1980	06/13	30
Brunswick, GA	—	158	2,169	—	—	158	2,169	2,327	1,970	1957	06/13	5
Butner, NC	—	344	606	—	—	344	606	950	138	1957	06/13	20
Cary, NC	—	616	826	—	—	616	826	1,442	188	1987	06/13	20
Chattanooga, TN	—	308	652	—	—	308	652	960	592	1972	06/13	5
Chattanooga, TN	—	260	374	—	—	260	374	634	340	1981	06/13	5
Chattanooga, TN	—	336	341	—	—	336	341	677	310	1974	06/13	5
Chestertown, MD	—	856	290	—	—	856	290	1,146	264	1974	06/13	5
Clearwater, FL	—	433	530	—	—	433	530	963	160	1983	06/13	15
Conyers, GA	—	366	501	—	—	366	501	867	227	1986	06/13	10
Crystal River, FL	—	430	2,971	—	—	430	2,971	3,401	386	1983	06/13	35
Daytona Beach Shores, FL	—	318	720	—	—	318	720	1,038	131	1982	06/13	25
Deland, FL	—	270	1,296	—	—	270	1,296	1,566	196	1993	06/13	30
Denton, NC	—	472	783	—	—	472	783	1,255	237	1969	06/13	15
Doral, FL	—	1,912	1,100	—	—	1,912	1,100	3,012	250	1988	06/13	20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Duluth, GA	—	851	845	—	—	851	845	1,696	192	1992	06/13	20
Edgewater, FL	—	419	1,417	—	—	419	1,417	1,836	215	1986	06/13	30
Erwin, NC	—	380	89	—	—	380	89	469	81	1955	06/13	5
Flagler Beach, FL	—	366	1,313	—	—	366	1,313	1,679	170	1993	06/13	35
Fort Myers, FL	—	814	684	—	—	814	684	1,498	207	1986	06/13	15
Fort Myers, FL	—	543	758	—	—	543	758	1,301	138	1986	06/13	25
Gainesville, GA	—	406	1,830	—	—	406	1,830	2,236	1,662	1966	06/13	5
Greenacres City, FL	—	1,395	1,533	—	—	1,395	1,533	2,928	232	1988	06/13	30
Greensboro, NC	—	516	394	—	—	430	394	824	358	1980	06/13	5
Gulf Breeze, FL	—	1,021	1,382	—	—	1,021	1,382	2,403	628	1960	06/13	10
Haines City, FL	—	405	1,241	—	—	405	1,241	1,646	188	1989	06/13	30
Harrisonburg, VA	—	245	438	—	—	245	438	683	397	1968	06/13	5
Hialeah, FL	—	2,578	1,149	—	—	2,578	1,149	3,727	522	1978	06/13	10
Holly Hill, FL	—	509	699	—	—	509	699	1,208	635	1963	06/13	5
Homosassa, FL	—	344	825	—	—	344	825	1,169	150	1985	06/13	25
Huntersville, NC	—	177	830	—	—	177	830	1,007	151	1998	06/13	25
Inverness, FL	—	471	755	—	—	471	755	1,226	229	1984	06/13	15
Jacksonville, FL	—	938	926	—	—	938	926	1,864	210	1979	06/13	20
Jacksonville, FL	—	674	821	—	—	674	821	1,495	149	1987	06/13	25
Jonesboro, GA	—	591	1,185	—	—	591	1,185	1,776	1,076	1965	06/13	5
Jupiter, FL	—	1,035	1,327	—	—	1,035	1,327	2,362	172	1998	06/13	35
Kannapolis, NC	—	850	834	—	—	850	834	1,684	757	1906	06/13	5
Kernersville, NC	—	284	708	—	—	284	708	992	214	1990	06/13	15
Lady Lake, FL	—	340	1,355	—	—	340	1,355	1,695	205	1996	06/13	30
Lady Lake, FL	—	388	1,537	—	—	388	1,537	1,925	233	1996	06/13	30
Lake City, TN	—	326	514	—	—	326	514	840	467	1958	06/13	5
Largo, FL	—	258	643	—	—	258	643	901	146	1979	06/13	20
Lawrenceburg, TN	—	205	413	—	—	205	413	618	375	1975	06/13	5
Lawrenceville, GA	—	657	1,764	—	—	657	1,764	2,421	801	1985	06/13	10
Lightfoot, VA	—	177	512	—	—	177	512	689	232	1973	06/13	10
Lynn Haven, FL	—	797	865	—	—	797	865	1,662	393	1974	06/13	10
Macon, GA	—	207	392	—	—	207	392	599	119	1980	06/13	15
Madison Heights, VA	—	215	379	—	—	215	379	594	344	1973	06/13	5
Manassas, VA	—	1,765	1,714	—	—	1,765	1,714	3,479	389	1967	06/13	20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Marietta, GA	—	617	714	—	—	617	714	1,331	324	1974	06/13	10
Mechanicsville, VA	—	343	493	—	—	343	493	836	447	1965	06/13	5
Monroe, NC	—	586	353	—	—	586	353	939	321	1981	06/13	5
Murfreesboro, TN	—	276	554	—	—	276	554	830	168	1989	06/13	15
N Miami Beach, FL	—	915	497	—	—	915	497	1,412	150	1986	06/13	15
Nashville, TN	—	438	1,295	—	—	438	1,295	1,733	196	1994	06/13	30
Nashville, TN	—	627	639	—	—	627	639	1,266	290	1972	06/13	10
New Port Richey, FL	—	463	1,178	—	—	463	1,178	1,641	214	1998	06/13	25
Norcross, GA	—	789	663	—	—	789	663	1,452	201	1986	06/13	15
Orlando, FL	—	801	1,135	—	—	801	1,135	1,936	258	1993	06/13	20
Palm Harbor, FL	—	532	384	—	—	532	384	916	174	1983	06/13	10
Punta Gorda, FL (n)	—	1,483	1,330	—	—	1,483	1,330	2,813	302	1972	06/13	20
Radford, VA	—	221	326	—	—	221	326	547	296	1964	06/13	5
Richmond, VA	—	398	673	—	—	398	673	1,071	611	1972	06/13	5
Richmond, VA	—	263	563	—	—	263	563	826	256	1981	06/13	10
Richmond, VA	—	283	245	—	—	283	245	528	222	1973	06/13	5
Roanoke, VA	—	264	256	—	—	264	256	520	233	1973	06/13	5
Roanoke, VA	—	103	360	—	—	103	360	463	164	1957	06/13	10
Roxboro, NC	—	452	918	—	—	452	918	1,370	278	1983	06/13	15
Sebastian, FL	—	438	856	—	—	438	856	1,294	194	1987	06/13	20
Sebring, FL	—	326	920	—	—	326	920	1,246	167	1985	06/13	25
South Boston, VA	—	221	1,441	—	—	221	1,441	1,662	327	1975	06/13	20
Spartanburg, SC	—	435	372	—	—	435	372	807	169	1921	06/13	10
Spotsylvania, VA	—	1,398	1,158	—	—	1,398	1,158	2,556	150	1964	06/13	35
Spring Hill, FL	—	460	1,102	—	—	460	1,102	1,562	1,001	1973	06/13	5
Spring Hill, FL	—	631	1,950	—	—	631	1,950	2,581	295	1988	06/13	30
Stuart, FL (n)	—	1,143	2,570	—	—	1,143	2,570	3,713	389	1985	06/13	30
Sun City Center, FL (n)	—	568	3,671	—	—	568	3,671	4,239	476	1971	06/13	35
Tamarac, FL	—	966	1,115	—	—	966	1,115	2,081	506	1972	06/13	10
Tucker, GA	—	395	1,208	—	—	395	1,208	1,603	274	1971	06/13	20
Valrico, FL	—	178	870	—	—	178	870	1,048	132	1981	06/13	30
Virginia Beach, VA	—	326	366	—	—	326	366	692	166	1985	06/13	10
Warner Robins, GA	—	905	1,276	—	—	905	1,276	2,181	580	1973	06/13	10
Wildwood, FL	—	308	953	—	—	308	953	1,261	173	1978	06/13	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Youngsville, NC	—	237	165	—	—	237	165	402	150	1946	06/13	5
Zephyrhills, FL	—	345	3,112	—	—	345	3,112	3,457	942	1972	06/13	15

Superior Petroleum:
Midway, PA	—	311	708	—	—	311	708	1,019	282	1990	01/06	30

Supervalu:
Maple Heights, OH	—	1,035	2,874	—	—	1,035	2,874	3,909	1,500	1985	02/97	40

Sweet Berries Cafe:
Sherman, TX	—	233	126	24	—	233	150	383	83	1969	09/06	20

Taco Bell:
Ocala, FL	—	275	755	—	—	275	755	1,030	303	2001	12/01	40
Phoenix, AZ	—	594	283	—	—	594	283	877	113	1995	12/01	40
Bedford, IN	—	797	937	—	—	797	937	1,734	272	1989	05/06	40
Columbus, IN	—	1,257	2,055	—	—	1,257	2,055	3,312	597	1990	05/06	40
Columbus, IN	—	690	1,213	—	—	690	1,213	1,903	352	2005	05/06	40
Evansville, IN	—	221	828	—	—	221	828	1,049	241	2003	05/06	40
Evansville, IN	—	308	1,301	—	—	308	1,301	1,609	378	2000	05/06	40
Evansville, IN	—	524	1,815	—	—	524	1,815	2,339	528	2005	05/06	40
Fishers, IN	—	990	486	—	—	990	486	1,476	141	1998	05/06	40
Greensburg, IN	—	648	1,079	—	—	648	1,079	1,727	314	1998	05/06	40
Indianapolis, IN	—	547	703	—	—	547	703	1,250	204	2004	05/06	40
Indianapolis, IN	—	1,032	1,650	—	—	1,032	1,650	2,682	480	2004	05/06	40
Madisonville, KY	—	682	1,193	—	—	682	1,193	1,875	347	1999	05/06	40
Owensboro, KY	—	639	1,326	—	—	639	1,326	1,965	385	2005	05/06	40
Shelbyville, IN	—	670	1,756	—	—	670	1,756	2,426	510	1998	05/06	40
Speedway, IN	—	408	1,426	—	—	408	1,426	1,834	415	2003	05/06	40
Terre Haute, IN	—	1,314	2,249	—	—	1,314	2,249	3,563	654	2003	05/06	40
Terre Haute, IN	—	1,037	1,656	—	—	1,037	1,656	2,693	481	2003	05/06	40
Vincennes, IN	—	502	880	—	—	502	880	1,382	256	2004	05/06	40
Hialeah, FL	—	263	69	—	—	263	(i)	263	(i)	(i)	09/06	(i)
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Anderson, SC	—	273	820	—	—	273	820	1,093	231	1989	12/10	25
Anderson, SC	—	176	436	—	—	176	436	612	102	2000	12/10	30
Asheville, NC	—	408	732	—	—	408	732	1,140	206	1992	12/10	25
Asheville, NC	—	252	483	—	—	252	483	735	136	1993	12/10	25
Black Mountain, NC	—	149	313	—	—	149	313	462	88	1992	12/10	25
Blue Ridge, GA	—	276	553	—	—	276	553	829	156	1992	12/10	25
Cedartown, GA	—	353	890	—	—	353	890	1,243	251	1990	12/10	25
Duncan, SC	—	280	483	—	—	280	483	763	113	1999	12/10	30
Easley, SC (n)	—	444	818	—	—	444	818	1,262	230	1991	12/10	25
Fort Payne, AL	—	362	533	—	—	362	533	895	150	1989	12/10	25
Franklin, NC	—	472	687	—	—	472	687	1,159	193	1992	12/10	25
Gaffney, SC	—	388	940	—	—	388	940	1,328	221	1998	12/10	30
Greenville, SC	—	414	810	—	—	414	810	1,224	190	1995	12/10	30
Greenville, SC	—	169	330	—	—	169	330	499	93	1990	12/10	25
Hendersonville, NC	—	569	1,163	—	—	569	1,163	1,732	328	1988	12/10	25
Inman, SC	—	223	502	—	—	223	502	725	118	1999	12/10	30
Lavonia, GA	—	122	359	—	—	122	359	481	84	1999	12/10	30
Madison, AL	—	498	886	—	—	498	886	1,384	250	1985	12/10	25
Oneonta, AL	—	362	881	—	—	362	881	1,243	248	1992	12/10	25
Piedmont, SC	—	249	702	—	—	249	702	951	165	2000	12/10	30
Pisgah Forest, NC	—	260	672	—	—	260	672	932	158	1998	12/10	30
Rainsville, AL	—	411	1,077	—	—	411	1,077	1,488	253	1998	12/10	30
Seneca, SC	—	304	807	—	—	304	807	1,111	227	1993	12/10	25
Simpsonville, SC	—	635	1,022	—	—	635	1,022	1,657	288	1991	12/10	25
Spartanburg, SC	—	492	949	—	—	492	949	1,441	223	1993	12/10	30
Spartanburg, SC	—	239	496	—	—	239	496	735	116	1992	12/10	30
Sylva, NC	—	580	786	—	—	580	786	1,366	184	1994	12/10	30
Toccoa, GA	—	201	600	—	—	201	600	801	141	1993	12/10	30
Anderson, IN	—	313	1,338	—	—	313	1,338	1,651	193	2008	12/12	35
Bloomington, IN	—	332	1,234	—	—	332	1,234	1,566	178	2009	12/12	35
Bloomington, IN	—	275	1,026	—	—	275	1,026	1,301	207	1988	12/12	25
Carmel, IN	—	360	1,546	—	—	360	1,546	1,906	260	1994	12/12	30
Daleville, IN	—	209	893	—	—	209	893	1,102	150	1995	12/12	30
Edinburgh, IN	—	313	1,338	—	—	313	1,338	1,651	193	2007	12/12	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Evansville, IN	—	209	1,092	—	—	209	1,092	1,301	157	2008	12/12	35
Indianapolis, IN	—	285	1,225	—	—	285	1,225	1,510	176	2008	12/12	35
Indianapolis, IN	—	304	1,206	—	—	304	1,206	1,510	174	2010	12/12	35
Indianapolis, IN	—	351	1,452	—	—	351	1,452	1,803	244	2005	12/12	30
Indianapolis, IN	—	247	931	—	—	247	931	1,178	156	1995	12/12	30
Indianapolis, IN	—	256	1,102	—	—	256	1,102	1,358	159	2008	12/12	35
Indianapolis, IN	—	209	799	—	—	209	799	1,008	134	1994	12/12	30
Jasper, IN	—	200	960	—	—	200	960	1,160	161	1992	12/12	30
New Castle, IN	—	427	1,830	—	—	427	1,830	2,257	308	2006	12/12	30
Owensboro, KY	—	436	1,119	—	—	436	1,119	1,555	161	2010	12/12	35
Connersville, IN	—	136	1,280	—	—	136	1,280	1,416	190	1991	07/13	30
Linton, IN	—	155	1,203	—	—	155	1,203	1,358	179	1996	07/13	30
Owensboro, KY	—	136	1,549	—	—	136	1,549	1,685	230	1998	07/13	30
Arnold, MO	—	436	698	—	—	436	698	1,134	122	1991	08/13	25
Collinsville, IL	—	368	1,713	—	—	368	1,713	2,081	300	1993	08/13	25
East Alton, IL	—	271	1,008	—	—	271	1,008	1,279	147	1991	08/13	30
Edwardsville, IL	—	310	1,549	—	—	310	1,549	1,859	226	1987	08/13	30
Eureka, MO	—	466	466	—	—	466	466	932	82	1984	08/13	25
Granite City, IL	—	707	852	—	—	707	852	1,559	107	2006	08/13	35
Hazelwood, MO	—	513	1,470	—	—	513	1,470	1,983	214	1991	08/13	30
Maryland Heights, MO	—	407	862	—	—	407	862	1,269	126	1991	08/13	30
O'Fallon, MO	—	580	1,403	—	—	580	1,403	1,983	175	2003	08/13	35
O'Fallon, MO	—	445	1,770	—	—	445	1,770	2,215	258	1985	08/13	30
St. Charles, MO	—	581	872	—	—	580	872	1,452	127	2000	08/13	30
St. Louis, MO	—	252	1,047	—	—	252	1,047	1,299	183	1981	08/13	25
St. Louis, MO	—	252	785	—	—	252	785	1,037	115	1990	08/13	30
St. Louis, MO	—	465	1,171	—	—	465	1,171	1,636	146	2009	08/13	35
Fayetteville, NC	—	289	1,205	—	—	289	1,205	1,494	142	1998	06/14	30
Fayetteville, NC	—	298	1,989	—	—	298	1,989	2,287	235	2005	06/14	30
Fayetteville, NC	—	388	1,552	—	—	388	1,552	1,940	183	1996	06/14	30
Fayetteville, NC	—	448	1,334	—	—	448	1,334	1,782	157	1998	06/14	30
Fayetteville, NC	—	497	1,691	—	—	497	1,691	2,188	200	2008	06/14	30
Fayetteville, NC	—	149	1,652	—	—	149	1,652	1,801	234	1988	06/14	25
Fayetteville, NC	—	686	1,631	—	—	686	1,631	2,317	231	1992	06/14	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Fayetteville, NC	—	269	1,771	—	—	269	1,771	2,040	251	1993	06/14	25
Fayetteville, NC	—	607	1,135	—	—	607	1,135	1,742	161	1982	06/14	25
Holly Ridge, NC	—	189	1,791	—	—	189	1,791	1,980	181	2012	06/14	35
Hope Mills, NC	—	438	2,138	—	—	438	2,138	2,576	303	1990	06/14	25
Jacksonville, NC	—	388	2,347	—	—	388	2,347	2,735	237	2007	06/14	35
Jacksonville, NC	—	428	2,327	—	—	428	2,327	2,755	330	1993	06/14	25
Jacksonville, NC	—	577	1,304	—	—	577	1,304	1,881	132	2013	06/14	35
Jacksonville, NC	—	398	2,069	—	—	398	2,069	2,467	244	1994	06/14	30
Leland, NC	—	289	1,205	—	—	289	1,205	1,494	122	2008	06/14	35
Lumberton, NC	—	368	2,208	—	—	368	2,208	2,576	261	2003	06/14	30
Midway Park, NC	—	467	2,069	—	—	467	2,069	2,536	293	1993	06/14	25
Pembroke, NC	—	438	1,095	—	—	438	1,095	1,533	129	2008	06/14	30
Saint Pauls, NC	—	419	767	—	—	419	767	1,186	91	2008	06/14	30
Shallotte, NC	—	329	827	—	—	329	827	1,156	84	2011	06/14	35
Spring Lake, NC	—	408	2,009	—	—	408	2,009	2,417	203	2009	06/14	35
Whiteville, NC	—	179	1,315	—	—	179	1,315	1,494	133	2010	06/14	35
Wilmington, NC	—	239	1,463	—	—	239	1,463	1,702	148	2013	06/14	35
Wilmington, NC	—	587	2,277	—	—	587	2,277	2,864	230	2006	06/14	35
Wilmington, NC	—	547	1,423	—	—	547	1,423	1,970	144	2013	06/14	35
Swansboro, NC	—	430	1,359	—	—	430	1,359	1,789	92	2015	04/15	40
Buffalo Grove, IL	—	234	1,236	—	—	234	1,236	1,470	89	1987	03/16	25
Columbia City, IN	—	122	1,535	—	—	122	1,535	1,657	110	1990	03/16	25
Dowagiac, MI	—	131	1,236	—	—	131	1,236	1,367	74	1999	03/16	30
Edwardsburg, MI	—	47	1,479	—	—	47	1,479	1,526	88	1998	03/16	30
Elkhart, IN	—	393	1,618	—	—	393	1,618	2,011	83	2008	03/16	35
Fox Lake, IL	—	309	1,376	—	—	309	1,376	1,685	82	2006	03/16	30
Freeport, IL	—	84	2,141	—	—	84	2,141	2,225	128	1999	03/16	30
Kendallville, IN	—	150	1,637	—	—	150	1,637	1,787	98	1992	03/16	30
Knox, IN	—	66	1,255	—	—	66	1,255	1,321	90	1993	03/16	25
Lake Delton, WI	—	815	599	—	—	815	599	1,414	31	2011	03/16	35
Lake In The Hills, IL	—	402	2,029	—	—	402	2,029	2,431	121	1998	03/16	30
Ligonier, IN	—	216	1,021	—	—	216	1,021	1,237	61	2000	03/16	30
Lindenhurst, IL	—	609	768	—	—	609	768	1,377	46	1999	03/16	30
McHenry, IL	—	468	1,814	—	—	468	1,814	2,282	108	2006	03/16	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Monroe, WI	—	515	1,030	—	—	515	1,030	1,545	61	1999	03/16		30
Mundelein, IL	—	131	1,544	—	—	131	1,544	1,675	92	2004	03/16		30
Mundelein, IL	—	178	1,134	—	—	178	1,134	1,312	68	1999	03/16		30
Nappanee, IN	—	178	1,404	—	—	178	1,404	1,582	72	2008	03/16		35
Portage, WI	—	197	1,479	—	—	197	1,479	1,676	88	1999	03/16		30
Richland Center, WI	—	215	1,236	—	—	215	1,236	1,451	74	2000	03/16		30
Rochester, IN	—	215	1,787	—	—	215	1,787	2,002	128	1993	03/16		25
Rockford, IL	—	328	1,413	—	—	328	1,413	1,741	84	1999	03/16		30
Roscoe, IL	—	346	1,479	—	—	346	1,479	1,825	76	2010	03/16		35
Roseland, IN	—	496	880	—	—	496	880	1,376	53	2001	03/16		30
Round Lake Beach, IL	—	159	2,169	—	—	159	2,169	2,328	130	2005	03/16		30
South Bend, IN	—	365	965	—	—	365	965	1,330	49	2010	03/16		35
South Bend, IN	—	365	1,170	—	—	365	1,170	1,535	60	2014	03/16		35
South Bend, IN	—	291	788	—	—	291	788	1,079	47	2006	03/16		30
St. Joseph, MI	—	94	1,413	—	—	94	1,413	1,507	72	2007	03/16		35
Watervliet, MI	—	281	1,105	—	—	281	1,105	1,386	66	2000	03/16		30
Wauconda, IL	—	169	1,358	—	—	169	1,358	1,527	81	2001	03/16		30
Waukegan, IL	—	570	1,674	—	—	570	1,674	2,244	120	1997	03/16		25
West Baraboo, WI	—	150	1,348	—	—	150	1,348	1,498	81	1999	03/16		30
Wheeling, IL	—	486	1,861	—	—	486	1,861	2,347	111	2000	03/16		30
Winnebago, IL	—	131	1,041	—	—	131	1,041	1,172	53	2009	03/16		35
Wisconsin Dells, WI	—	365	1,095	—	—	365	1,095	1,460	65	1999	03/16		30
Zion, IL	—	150	1,554	—	—	150	1,554	1,704	80	2008	03/16		35

Taco Bueno:
Moore, OK	—	624	507	—	—	624	507	1,131	34	2015	01/15		40
Mansfield, TX	—	808	—	508	—	808	508	1,316	29	2015	06/15	(m)	40
Flower Mound, TX	—	1,056	—	617	—	1,056	617	1,673	13	2017	04/16	(m)	40
El Reno, OK	—	517	—	605	—	517	605	1,122	9	2017	03/17	(m)	40
Sulphur Springs, TX	—	512	—	607	—	512	607	1,119	8	2017	03/17	(m)	40

Taco Cabana:
Austin, TX	—	561	1,227	—	—	561	1,227	1,788	101	1994	02/15		35
Houston, TX	—	590	1,284	—	—	590	1,284	1,874	123	1987	02/15		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Houston, TX	—	667	852	—	—	667	852	1,519	82	2000	02/15		30
Houston, TX	—	1,070	978	—	—	1,016	978	1,994	112	1998	02/15		25
San Antonio, TX	—	492	1,283	—	—	492	1,283	1,775	105	1995	02/15		35

Tamarind Restaurant:
Tucson, AZ	—	996	—	2,742	—	996	2,742	3,738	705	2007	12/06	(m)	40

Texas Roadhouse:
Grand Junction, CO	—	584	920	—	—	584	920	1,504	369	1997	12/01		40
Thornton, CO	—	599	1,019	—	—	599	1,019	1,618	409	1998	12/01		40
Palm Bay, FL	—	1,035	1,512	—	—	1,035	1,512	2,547	330	2004	06/11		30

TGI Friday's:
Corpus Christi, TX	—	1,210	1,532	—	—	1,157	1,532	2,689	614	1995	12/01		40

The Beach:
Mason, OH	—	1,707	1,303	—	—	1,707	1,303	3,010	250	1985	03/13		25

The Containter Store:
Plano, TX	—	1,758	5,115	—	—	1,758	5,115	6,873	676	2009	05/13		35

The Snooty Fox:
Cincinnati, OH	—	282	521	403	—	543	662	1,205	239	1998	12/01		40

The Tile Shop:
Scarsdale, NY	—	4,509	2,454	352	—	4,509	2,807	7,316	895	1996	09/97		40
Buford, GA	—	1,267	2,406	25	—	1,267	2,430	3,697	814	2003	07/04		40

Third Federal Savings:
Parma, OH	—	370	238	1,100	—	370	1,338	1,708	671	1977	09/06		20

Tile Outlets of America:
Sarasota, FL	—	1,168	1,904	735	—	1,170	2,639	3,809	838	1988	09/97		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Tire Engineers:
Amarillo, TX	—	244	713	—	—	244	713	957	15	2001	05/17		30
Columbia, SC	—	345	453	—	—	345	453	798	11	1973	05/17		25
Columbia, SC	—	411	812	—	—	411	812	1,223	17	2007	05/17		30
Lexington, SC	—	536	1,237	—	—	536	1,237	1,773	26	2001	05/17		30
Orangeburg, SC	—	327	445	—	—	327	445	772	9	2005	05/17		30
West Columbia, SC	—	486	1,546	—	—	486	1,546	2,032	32	2008	05/17		30
Pooler, GA	—	764	—	—	—	764	(e)	764	(e)	(e)	08/17	(m)	(e)

Tire Kingdom:
Sanford, FL	—	1,157	1,887	—	—	1,157	1,887	3,044	3	2006	12/17		30

TitleMax:
Geneva, IL	—	473	436	—	—	484	375	859	156	1996	12/01		40
Mobile, AL	—	491	498	—	—	491	498	989	200	1997	12/01		40
Dallas, TX	—	1,554	1,229	46	—	1,554	1,275	2,829	394	1982	06/05		40
Aiken, SC	—	442	646	—	—	442	646	1,088	202	1989	08/08		30
Anniston, AL	—	160	453	—	—	160	453	613	106	2008	08/08		40
Berkeley, MO	—	237	282	—	—	237	282	519	132	1961	08/08		20
Cheraw, SC	—	88	330	—	—	88	330	418	124	1976	08/08		25
Columbia, SC	—	212	319	—	—	212	319	531	100	1987	08/08		30
Dalton, GA	—	178	347	—	—	178	347	525	130	1972	08/08		25
Darlington, SC	—	47	267	—	—	47	267	314	100	1973	08/08		25
Fairfield, AL	—	133	178	—	—	133	178	311	67	1974	08/08		25
Gadsden, AL	—	250	389	—	—	250	389	639	91	2007	08/08		40
Hueytown, AL (n)	—	135	93	—	—	135	93	228	87	1948	08/08		10
Jonesboro, GA	—	675	292	—	—	675	292	967	110	1970	08/08		25
Lawrenceville, GA	—	370	332	—	—	370	332	702	104	1986	08/08		30
Lewisburg, TN	—	70	298	—	—	70	298	368	80	1998	08/08		35
Macon, GA	—	103	290	—	—	103	290	393	136	1967	08/08		20
Marietta, GA	—	285	278	—	—	285	278	563	130	1967	08/08		20
Memphis, TN	—	226	444	—	—	226	444	670	139	1986	08/08		30
Memphis, TN	—	111	237	—	—	111	237	348	74	1981	08/08		30
Montgomery, AL	—	96	233	—	—	96	233	329	87	1970	08/08		25
Nashville, TN	—	256	301	—	—	256	301	557	94	1982	08/08		30
Nashville, TN	—	268	276	—	—	268	276	544	104	1978	08/08		25
Norcross, GA	—	599	350	—	—	599	350	949	131	1975	08/08		25
Pulaski, TN	—	109	361	—	—	109	361	470	113	1986	08/08		30
Riverdale, GA	—	877	400	—	—	877	400	1,277	150	1978	08/08		25
Springfield, MO	—	125	230	—	—	125	230	355	86	1979	08/08		25
Springfield, MO	—	220	400	—	—	220	400	620	150	1979	08/08		25
St. Louis, MO	—	134	398	—	—	134	398	532	107	1993	08/08		35
St. Louis, MO	—	244	288	—	—	244	288	532	108	1971	08/08		25
Sylacauga, AL	—	94	191	—	—	94	191	285	60	1986	08/08		30
Taylors, SC	—	299	372	—	—	299	372	671	100	1999	08/08		35
Bay Minette, AL	—	51	113	—	—	51	113	164	31	1980	01/11		25
N. Richland Hills, TX	—	132	132	—	—	132	132	264	46	1976	01/11		20
Petersburg, VA	—	139	366	—	—	139	366	505	126	1979	02/11		20
Savannah, GA	—	231	361	—	—	231	361	592	123	1972	03/11		20
Fort Worth, TX	—	131	312	—	—	119	312	431	85	1985	03/11		25
Hoover, AL	—	378	546	—	—	378	546	924	148	1970	03/11		25
Eufaula, AL	—	61	360	—	—	61	360	421	92	1980	08/11		25
Kansas City, MO	—	69	129	—	—	69	129	198	41	1920	08/11		20
Arnold, MO	—	321	120	—	—	321	120	441	37	1960	10/11		20
Bristol, VA	—	199	517	—	—	199	517	716	107	2001	10/11		30
Fairview Heights, IL	—	93	185	—	—	93	185	278	46	1979	10/11		25
Florissant, MO	—	143	153	—	—	143	153	296	38	1974	10/11		25
Greenville, SC (n)	—	602	612	—	—	602	612	1,214	152	2008	10/11		25
Jonesboro, GA	—	301	683	—	—	301	683	984	121	2007	10/11		35
Olive Branch, MS	—	121	312	—	—	121	312	433	77	1978	10/11		25
Sugar Creek, MO	—	202	181	—	—	202	181	383	45	1978	10/11		25
Roanoke, VA	—	158	207	—	—	158	207	365	56	1950	08/12		20
Fredericksburg, VA	—	228	555	—	—	228	555	783	118	1989	09/12		25
Florissant, MO	—	119	288	—	—	119	288	407	58	1970	12/12		25
Savannah, GA	—	259	359	—	—	259	359	618	47	2012	05/13		35
South Boston, VA	—	163	133	—	—	163	133	296	31	1980	05/13		20
O'Fallon, MO	—	75	261	—	—	75	261	336	44	1981	11/13		25
Crest Hill, IL	—	92	323	—	—	92	323	415	45	1963	03/15		20
St. Louis, MO	—	76	237	—	—	76	237	313	33	1953	03/15		20

Tony's Tires:
Montgomery, AL	—	593	1,187	43	—	593	1,229	1,822	366	1998	08/06		40

TopGolf:
Chesterfield, MO	—	4,577	—	—	—	4,577	(e)	4,577	(e)	(e)	06/17	(m)	(e)
Tucson, AZ	—	3,591	—	17,524	—	3,591	17,524	21,115	18	2017	07/17	(m)	(k)

Town of Norwood:
Norwood, NC	—	519	410	—	—	519	410	929	372	1946	06/13		5

Toys R Us:
Gastonia, NC	—	1,825	—	6,101	—	1,825	6,101	7,926	995	1998	10/11	(m)	35
Parma, OH	—	688	2,767	—	—	688	2,767	3,455	352	1980	06/15		25

Tractor Supply Co.:
Aransas Pass, TX	—	101	1,399	447	—	100	1,848	1,948	747	1983	03/99		40

Tutor Time:
Elk Grove, CA	—	1,216	2,786	9	—	1,216	2,750	3,966	591	2009	09/08		40

Twenty Seven Truck Stop:
Lake Placid, FL	—	2,532	1,157	491	—	2,532	1,648	4,180	558	1990	12/05		40

Twin Peaks:
Beaumont, TX	—	439	1,363	336	—	864	1,462	2,326	554	2000	12/01	(g)	40
Olathe, KS	—	525	731	—	—	525	731	1,256	152	2005	09/10		35

ULTA Salon, Cosmetics and Fragrance:
Florissant, MO	—	423	499	1,444	—	425	1,942	2,367	420	1996	04/03	(g)	40
Lapeer, MI	—	408	2,086	594	—	408	2,625	3,033	554	2007	10/05		40

Ultra Car Wash:
Mobile, AL	—	1,071	1,086	—	—	1,071	1,086	2,157	282	2005	08/07		40
Lilburn, GA	—	1,396	1,119	—	—	1,396	1,119	2,515	269	2004	05/08		40

Uni-Mart:
East Brady, PA	—	269	583	—	—	269	583	852	361	1987	08/05		20
Pleasant Gap, PA	—	332	593	—	—	332	593	925	367	1996	08/05		20
Port Vue, PA	—	824	118	—	—	824	118	942	73	1953	08/05		20
Punxsutawney, PA	—	253	542	—	—	253	542	795	335	1983	08/05		20
Shamokin, PA	—	324	506	—	—	324	506	830	313	1956	08/05		20
Shippensburg, PA	—	204	330	—	—	204	330	534	204	1989	08/05		20
Wilkes-Barre, PA	—	178	471	—	—	178	471	649	292	1989	08/05		20
Wilkes-Barre, PA	—	171	422	—	—	171	422	593	261	1999	08/05		20
Williamsport, PA	—	909	122	—	—	909	122	1,031	76	1950	08/05		20
Ashland, PA	—	355	545	—	—	355	545	900	335	1977	09/05		20
Mountaintop, PA	—	423	616	—	—	423	616	1,039	379	1987	09/05		20
Effort, PA	—	1,297	1,202	—	—	1,297	1,202	2,499	359	2000	01/06		40
McSherrystown, PA	—	135	365	—	—	135	365	500	109	1988	01/06		40
Milesburg, PA	—	134	373	—	—	134	373	507	111	1987	01/06		40
Nuangola, PA	—	1,062	1,203	—	—	1,062	1,195	2,257	359	2000	01/06		40
Punxsutawney, PA	—	294	650	—	—	294	650	944	194	1983	01/06		40

United Rentals:
Carrollton, TX	—	478	535	—	—	478	535	1,013	174	1981	12/04		40
Cedar Park, TX (n)	—	535	829	—	—	535	829	1,364	270	1990	12/04		40
Clearwater, FL (n)	—	1,173	1,811	—	—	1,173	1,811	2,984	590	2001	12/04		40
Fort Collins, CO (n)	—	2,057	978	—	—	2,057	978	3,035	319	1975	12/04		40
Irving, TX	—	708	911	—	—	708	911	1,619	297	1984	12/04		40
La Porte, TX	—	1,115	2,125	—	—	1,115	2,125	3,240	693	2000	12/04		40
Littleton, CO	—	1,743	1,944	—	—	1,743	1,944	3,687	634	2002	12/04		40
Oklahoma City, OK	—	744	1,265	—	—	744	1,265	2,009	412	1997	12/04		40
Perrysburg, OH (n)	—	642	1,119	—	—	642	1,119	1,761	365	1979	12/04		40
Plano, TX	—	1,030	1,148	—	—	1,030	1,148	2,178	374	1996	12/04		40
Temple, TX (n)	—	1,160	1,360	—	—	1,160	1,360	2,520	444	1998	12/04		40
Fort Worth, TX	—	510	1,128	—	—	510	1,128	1,638	365	1997	01/05		40
Fort Worth, TX	—	1,428	—	—	—	1,428	(i)	1,428	(i)	(i)	01/05		(i)
Melbourne, FL	—	747	607	—	—	747	607	1,354	192	1970	05/05		40

University of Phoenix:
Glen Allen, VA	—	2,177	2,600	670	—	2,177	3,270	5,447	1,597	1995	06/95		40

Vacant Land:
Homestead, PA	—	383	—	81	—	464	(e)	464	(e)	(e)	02/97		(e)
Indianapolis, IN	—	640	—	—	—	700	(e)	700	(e)	(e)	12/01		(e)
Southfield, MI	—	405	644	—	—	389	(e)	389	(e)	(e)	12/01		(e)
Bonita Springs, FL	—	112	—	—	—	25	(e)	25	(e)	(e)	09/06		(e)
Lancaster, OH	—	1,035	—	—	—	218	(e)	218	(e)	(e)	01/08		(e)
Bakersfield, CA	—	3,303	3,845	—	—	1,826	(e)	1,826	(e)	(e)	03/08		(e)

Vacant Property:
Arlington, TX	—	435	2,300	334	—	435	2,634	3,069	1,337	1996	06/96		38
Sacramento, CA	—	1,144	2,961	—	—	1,144	2,961	4,105	1,555	1996	12/96		40
Huntington, WV	—	1,254	761	—	—	1,254	761	2,015	397	1971	02/97		40
Conyers, GA	—	320	556	29	—	320	585	905	289	1997	06/97		40
Redding, CA	—	667	2,182	—	—	667	2,182	2,849	1,120	1997	06/97		40
Beaumont, TX	—	941	1,618	1,497	—	941	3,115	4,056	1,228	1992	03/99		40
Colonial Heights, VA	—	662	610	—	—	662	610	1,272	245	1997	12/01		40
Columbus, OH	—	1,032	1,107	—	—	1,032	1,107	2,139	444	1998	12/01		40
Columbus, TX	—	428	817	—	—	428	817	1,245	328	1997	12/01		40
Eden Prairie, MN	—	65	181	81	—	65	261	326	103	1997	12/01		40
Homewood, AL	—	1,032	697	—	—	1,032	697	1,729	280	1997	12/01		40
Kennedale, TX	—	400	692	—	—	391	692	1,083	278	1985	12/01		40
Swansea, IL	—	46	132	—	—	46	132	178	80	1997	12/01		40
Valrico, FL	—	1,235	3,255	—	—	814	1,111	1,925	104	1997	06/02		12
Buford, GA	—	751	1,979	336	—	751	2,315	3,066	712	2003	07/04	(g)	40
Hudson Falls, NY	—	57	780	39	—	57	819	876	270	1990	09/04		40
Fort Worth, TX	—	2,505	2,138	—	—	2,505	2,138	4,643	688	1988	02/05		40
Monticello, NY	—	664	769	—	—	664	769	1,433	246	1996	03/05		40
Lapeer, MI	—	37	264	—	—	37	251	288	67	2007	10/05		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Hollywood, FL	—	203	46	19	—	124	—	124	—	1960	12/05		15
Colorado Springs, CO	—	585	390	—	—	585	390	975	220	1978	09/06		20
Colorado Springs, CO	—	321	377	—	—	321	377	698	213	1984	09/06		20
Pueblo, CO	—	475	302	—	—	475	302	777	170	1980	09/06		20
Overland Park, KS	—	1,166	—	1,741	—	1,166	1,741	2,907	267	2011	04/11	(m)	40
Avon, IN	—	1,302	—	4,178	—	1,302	4,178	5,480	570	2012	12/11	(m)	40
Fargo, ND	—	335	2,747	—	—	335	2,747	3,082	396	2008	12/12		35
Sioux Falls, SD	—	207	1,490	—	—	207	1,490	1,697	250	1985	12/12		30

Value City Furniture:
White Marsh, MD	—	3,762	—	3,006	—	3,762	3,006	6,768	1,488	1998	10/97	(g)	40

VCA Animal Hospital:
Mission, KS	—	891	3,758	—	—	852	3,758	4,610	726	2000	03/12		30

Verizon Wireless:
Anderson, SC (n)	—	38	—	—	—	38	—	38	(e)	(i)	07/14		35
Bristol, VA	—	175	512	—	—	175	512	687	71	2000	07/14		25
Amherst, NY	—	230	175	403	—	230	578	808	26	1977	02/15		20
North Olmsted, OH	—	324	1,015	—	—	324	1,015	1,339	35	1983	08/16		40

Virginia College:
Knoxville, TN	—	1,500	5,571	—	—	1,500	5,571	7,071	983	1996	09/12		30

Vitamin Shoppe, The:
Cincinnati, OH	—	297	443	385	—	312	813	1,125	306	1999	06/98		40

Walgreens:
Altamonte Springs, FL	—	1,137	2,053	—	—	1,137	2,053	3,190	1,123	1995	01/96		40
Sunrise, FL (n)	—	1,958	1,401	—	—	1,958	1,401	3,359	512	1994	05/03		40
Tulsa, OK	—	1,193	3,056	—	—	1,193	3,056	4,249	958	2003	06/05		40
Boise, ID	—	792	1,875	—	—	792	1,875	2,667	487	2000	03/10		30
Nampa, ID	—	1,062	2,253	—	—	1,062	2,253	3,315	585	2000	03/10		30
Pueblo, CO	—	899	3,313	—	—	899	3,313	4,212	667	2000	12/11		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Rapid City, SD	—	1,387	2,957	—	—	1,387	2,957	4,344	503	2000	01/12	35
Hamilton, OH	—	731	2,879	—	—	731	2,879	3,610	572	2000	01/12	30

Waterford Nails & Spa:
Orlando, FL	—	40	111	—	—	40	111	151	38	2001	02/04	40

Wawa:
Clearwater, FL	—	1,184	2,526	44	—	1,476	(i)	1,476	(i)	(i)	05/93
Lake Placid, FL	—	289	1,402	—	—	289	1,402	1,691	212	1988	06/13	30

Wehrenberg Theater:
Cedar Rapids, IA	—	1,567	8,433	—	—	1,567	8,433	10,000	1,362	2011	07/11	40

Wendy's:
Sacramento, CA	—	586	—	—	—	586	(i)	586	(i)	(i)	02/98
New Kensington, PA	—	501	333	—	—	501	333	834	134	1980	12/01	40
Orland Park, IL	—	562	556	—	—	562	377	939	153	1995	12/01	40
Boerne, TX (n)	—	456	679	—	—	456	679	1,135	137	1986	12/12	25
Brownsburg, IN (n)	—	242	1,483	—	—	242	1,483	1,725	299	1984	12/12	25
Converse, TX (n)	—	301	554	—	—	301	554	855	80	2007	12/12	35
Everett, WA (n)	—	339	1,018	—	—	339	1,018	1,357	171	2000	12/12	30
Everett, WA (n)	—	486	437	—	—	486	437	923	88	1979	12/12	25
Fishers, IN (n)	—	544	514	—	—	544	514	1,058	86	2000	12/12	30
Fishers, IN (n)	—	766	717	—	—	766	717	1,483	121	1990	12/12	30
Henderson, NV (n)	—	398	1,028	—	—	398	1,028	1,426	173	1991	12/12	30
Henderson, NV (n)	—	370	311	—	—	370	311	681	63	1988	12/12	25
Indianapolis, IN (n)	—	281	1,018	—	—	281	1,018	1,299	171	1996	12/12	30
Indianapolis, IN (n)	—	271	1,221	—	—	271	1,221	1,492	246	1974	12/12	25
Indianapolis, IN (n)	—	320	602	—	—	320	602	922	101	1998	12/12	30
Indianapolis, IN (n)	—	87	1,009	—	—	87	1,009	1,096	204	1973	12/12	25
Indianapolis, IN (n)	—	213	1,444	—	—	213	1,444	1,657	208	2003	12/12	35
Indianapolis, IN (n)	—	252	1,454	—	—	252	1,454	1,706	244	1999	12/12	30
Indianapolis, IN (n)	—	417	1,318	—	—	417	1,318	1,735	221	1991	12/12	30
Indianapolis, IN (n)	—	320	1,086	—	—	320	1,086	1,406	182	1993	12/12	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Las Vegas, NV (n)	—	533	1,424	—	—	533	1,424	1,957	239	2001	12/12	30
Las Vegas, NV (n)	—	368	1,018	—	—	368	1,018	1,386	171	2001	12/12	30
Las Vegas, NV (n)	—	360	253	—	—	360	253	613	51	1980	12/12	25
Lynnwood, WA (n)	—	571	1,695	—	—	571	1,695	2,266	342	1978	12/12	25
N. Las Vegas, NV (n)	—	310	1,463	—	—	310	1,463	1,773	211	2001	12/12	35
Noblesville, IN (n)	—	582	979	—	—	582	979	1,561	165	1998	12/12	30
Port Orchard, WA (n)	—	784	1,540	—	—	784	1,540	2,324	259	1996	12/12	30
Poulsbo, WA	—	620	901	—	—	620	901	1,521	114	2012	12/12	40
San Antonio, TX (n)	—	931	223	—	—	931	223	1,154	38	1993	12/12	30
San Antonio, TX (n)	—	553	892	—	—	303	892	1,195	180	1986	12/12	25
San Antonio, TX (n)	—	242	1,067	—	—	242	1,067	1,309	215	1977	12/12	25
San Antonio, TX (n)	—	688	727	—	—	688	727	1,415	122	1993	12/12	30
San Antonio, TX (n)	—	370	272	—	—	370	272	642	46	1993	12/12	30
Lexington Park, MD	—	327	773	—	—	327	773	1,100	89	1982	07/14	30
Alcoa, TN	—	587	547	—	—	587	547	1,134	79	1977	02/15	20
Lincoln Park, MI	—	326	435	—	—	326	435	761	50	1988	02/15	25
North Canton, OH	—	121	852	—	—	121	852	973	82	1986	02/15	30
Roanoke, VA	—	172	672	—	—	172	672	844	97	1983	02/15	20

Whataburger:
Albuquerque, NM	—	624	419	—	—	624	419	1,043	168	1995	12/01	40
San Antonio, TX	—	275	801	—	—	275	801	1,076	66	1988	02/15	35

Wherehouse Music:
Independence, MO	—	503	1,209	—	—	503	1,209	1,712	364	1994	12/05	40

Winn-Dixie:
Columbus, GA	—	1,023	1,875	—	—	1,023	1,875	2,898	678	1984	07/03	40

Ziebart:
Maplewood, MN	—	308	311	—	—	308	311	619	100	1990	02/05	40
Middleburg Heights, OH	—	199	148	—	—	199	148	347	48	1961	02/05	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Leasehold Interests:
Oklahoma City, OK	—	(l)	1,365	—	—	(l)	341	341	65	1997	06/97	5
Oklahoma City, OK	—	(l)	1,419	—	—	(l)	355	355	68	1997	06/97	5
Lima, OH	—	(l)	1,290	—	—	(l)	1,290	1,290	1,289	2001	08/01	15
Oklahoma City, OK	—	(l)	3,275	—	—	(l)	3,275	3,275	437	2016	01/16	15
SUBTOTAL	$12,941	$2,281,506	$4,107,978	$924,583	$—	$2,289,749	$4,977,494	$7,267,243	$880,235

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:
CVS:
Lafayette, LA	$—	(l)	$949	$—	$—	$—	(c)	(c)	(c)	1995	01/96	(c)

Denny's:
Stockton, CA	—	940	509	—	—	(d)	(d)	(d)	(d)	1982	09/06	(d)

Food 4 Less:
Chula Vista, CA	—	—	4,266	—	—	—	(c)	(c)	(c)	1995	11/98	(c)

Jared Jewelers:
Toledo, OH	—	(l)	1458	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Lewisville, TX	—	(l)	1,503	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Glendale, AZ	—	(l)	1,599	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)

Rite Aid:
Kennett Square, PA	—	(l)	—	1,984	—	(l)	(c)	(c)	(c)	2000	12/00	(c)
Arlington, VA	—	(l)	3,201	—	—	(l)	(c)	(c)	(c)	2000	02/02	(c)

Sunshine Energy:
Altamont, KS	—	124	142	—	—	(d)	(d)	(d)	(d)	1979	07/09	(d)
SUBTOTAL	$—	$1,064	$13,627	$1,984	$—	$—	$—	$—	$—

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Sale the Company has Invested in:
Bombones Sports Bar:
Dallas, TX	$—	$1,138	$1,025	$370	$—	$1,138	$1,309	$2,447	$447	1994	12/01	40

Chipotle:
Hadley, MA	—	45	—	—	—	611	—	611	(e)	(e)	02/08	0

SunTrust:
St. Petersburg, FL	—	207	1,150	—	—	207	1,150	1,357	155	1974	06/13	30

Vacant Land:
Hadley, MA	—	2,824	—	—	—	5	—	5	(e)	(e)	02/08	0

Vacant Property:
Burton, MI	—	620	707	—	—	265	284	549	284	1997	12/01	40
SUBTOTAL	$—	$4,834	$2,882	$370	$—	$2,226	$2,743	$4,969	$886

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2017
(dollars in thousands)

(a)	Transactions in real estate and accumulated depreciation during 2017, 2016, and 2015 are summarized as follows:

	2017	2016	2015
Land, buildings, and leasehold interests:
Balance at the beginning of year	$6,647,597	$5,913,547	$5,236,251
Acquisitions, completed construction and tenant improvements	744,577	833,764	717,899
Disposition of land, buildings, and leasehold interests	(73,089)	(91,818)	(36,633)
Provision for loss on impairment of real estate	(4,953)	(7,896)	(3,970)
Balance at the close of year	$7,314,132	$6,647,597	$5,913,547
Accumulated depreciation and amortization:
Balance at the beginning of year	$742,467	$624,607	$513,175
Disposition of land, buildings, and leasehold interests	(14,035)	(16,286)	(7,377)
Depreciation and amortization expense	152,689	134,146	118,809
Balance at the close of year	$881,121	$742,467	$624,607

As of December 31, 2017, 2016, and 2015, the detailed real estate schedule excludes work in progress of $41,920, $24,057 and $61,354, respectively, which is included in the above reconciliation.

(b)
As of December 31, 2017, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 2017, the aggregate cost of the properties owned by NNN that are under operating leases were $7,201,219 and financing leases were $2,703.

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

(g)	Date acquired represents acquisition date of land. NNN developed the buildings, generally completing construction within 12 months from the acquisition date of the land.

(h)	As of December 31, 2017, this property has been classified as held for sale. Accumulated depreciation and amortization were recorded prior to this reclassification.

(i)	NNN owns only the land for this property, which is subject to a ground lease between NNN and the tenant. The tenant funded the improvements on the property.

(j)	Property is encumbered as a part of NNN's $15,151 long-term, fixed rate mortgage and security agreement, net of premium.

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

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2017
(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (b)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:					$—	$—	(a)	$—

(a)	The following shows the changes in the carrying amounts of mortgage loans during the years:

	2017	2016	2015
Balance at beginning of year	$1,250	$8,661	$10,930
New mortgage loans	—	—	500	(c)
Deductions during the year:
Collections of principal	(1,250)	(4,142)	(2,319)
Foreclosures	—	(3,269)	(450)
Balance at the close of year	$—	$1,250	$8,661

(b)
Mortgages held by NNN and its subsidiaries for federal income tax purposes for the years ended December 31, 2016 and 2015 were $1,250 and $8,661, respectively. There were no mortgages outstanding at December 31, 2017.

(c)	Mortgage totaling $500 was accepted in connection with real estate transactions for the year ended December 31, 2015.

See accompanying report of independent registered public accounting firm.