Form 10-Q
period 2018-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2018-05-01
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
OR
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
153,849,191 shares of common stock, $0.01 par value, outstanding as of April 27, 2018.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$6,529,910	$6,426,640
Accounted for using the direct financing method	9,422	9,650
Real estate held for sale	3,791	6,371
Cash and cash equivalents	4,002	1,364
Receivables, net of allowance of $879 and $1,119, respectively	3,863	4,317
Accrued rental income, net of allowance of $1,936	26,361	25,916
Debt costs, net of accumulated amortization of $13,023 and $12,667, respectively	5,062	5,380
Other assets	78,245	80,896
Total assets	$6,660,656	$6,560,534
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$176,400	$120,500
Mortgages payable, including unamortized premium and net of unamortized debt costs	13,149	13,300
Notes payable, net of unamortized discount and unamortized debt costs	2,447,393	2,446,407
Accrued interest payable	36,379	20,311
Other liabilities	122,829	119,106
Total liabilities	2,796,150	2,719,624

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 153,848,013 and 153,577,028 shares issued and outstanding, respectively	1,540	1,537
Capital in excess of par value	3,602,865	3,599,475
Accumulated deficit	(357,216)	(379,181)
Accumulated other comprehensive income (loss)	(15,509)	(13,738)
Total stockholders’ equity of NNN	3,864,180	3,840,593
Noncontrolling interests	326	317
Total equity	3,864,506	3,840,910
Total liabilities and equity	$6,660,656	$6,560,534
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2018	2017
Revenues:
Rental income from operating leases	$147,829	$136,493
Earned income from direct financing leases	230	257
Percentage rent	546	548
Real estate expense reimbursement from tenants	4,158	3,860
Interest and other income from real estate transactions	73	274
	152,836	141,432
Operating expenses:
General and administrative	8,697	8,919
Real estate	5,862	5,663
Depreciation and amortization	44,498	40,143
Impairment losses – real estate and other charges, net of recoveries	2,248	1,206
Retirement severance costs	261	—
	61,566	55,931
Earnings from operations	91,270	85,501
Other expenses (revenues):
Interest and other income	(25)	(137)
Interest expense	26,602	26,614
	26,577	26,477
Earnings before gain on disposition of real estate	64,693	59,024
Gain on disposition of real estate	38,596	14,624
Net earnings	103,289	73,648
Loss (earnings) attributable to noncontrolling interests	(9)	9
Net earnings attributable to NNN	103,280	73,657
Series D preferred stock dividends	—	(3,598)
Series E preferred stock dividends	(4,097)	(4,097)
Series F preferred stock dividends	(4,485)	(4,485)
Excess of redemption value over carrying value of Series D preferred shares redeemed	—	(9,855)
Net earnings attributable to common stockholders	$94,698	$51,622
Net earnings per share of common stock:
Basic	$0.62	$0.35
Diluted	$0.62	$0.35
Weighted average number of common shares outstanding:
Basic	153,041,056	146,929,678
Diluted	153,393,383	147,279,537
Other comprehensive income:
Net earnings attributable to NNN	$103,280	$73,657
Amortization of deferred interest rate hedges	525	447
Deferred fair value of forward starting swaps	(2,164)	(554)
Net gain (loss) – available-for-sale securities	(132)	74
Comprehensive income attributable to NNN	$101,509	$73,624

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$103,289	$73,648
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44,498	40,143
Impairment losses – real estate and other charges, net of recoveries	2,248	1,206
Amortization of notes payable discount	458	437
Amortization of debt costs	888	859
Amortization of mortgages payable premium	(21)	(21)
Amortization of deferred interest rate hedges	525	447
Gain on disposition of real estate	(38,596)	(14,624)
Performance incentive plan expense	2,275	2,755
Performance incentive plan payment	(432)	(862)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in real estate leased to others using the direct financing method	228	231
Decrease in receivables	125	307
Increase in accrued rental income	(998)	(675)
Decrease in other assets	414	453
Increase in accrued interest payable	16,068	16,714
Decrease in other liabilities	(1,082)	(3,701)
Other	110	(125)
Net cash provided by operating activities	129,997	117,192
Cash flows from investing activities:
Proceeds from the disposition of real estate	71,627	39,251
Additions to real estate:
Accounted for using the operating method	(174,986)	(98,058)
Other	207	(40)
Net cash used in investing activities	(103,152)	(58,847)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2018	2017
Cash flows from financing activities:
Proceeds from line of credit payable	$491,000	$103,700
Repayment of line of credit payable	(435,100)	(103,700)
Repayment of mortgages payable	(134)	(127)
Payment of debt costs	(38)	(92)
Proceeds from issuance of common stock	1,554	49,011
Stock issuance costs	(174)	(798)
Redemption of Series D preferred stock	—	(287,500)
Payment of Series D preferred stock dividends	—	(3,598)
Payment of Series E preferred stock dividends	(4,097)	(4,097)
Payment of Series F preferred stock dividends	(4,485)	(4,485)
Payment of common stock dividends	(72,733)	(66,781)
Net cash used in financing activities	(24,207)	(318,467)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,638	(260,122)
Cash, cash equivalents and restricted cash at beginning of period(1)	1,364	294,540
Cash, cash equivalents and restricted cash at end of period(1)	$4,002	$34,418
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$9,512	$8,732
Taxes received	$—	$(3)
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$1,171	$33
Change in lease classification (direct financing lease to operating lease)	$—	$696

(1) Cash, cash equivalents and restricted cash is the aggregate of Cash and cash equivalents and Restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN did not have Restricted cash and cash held in escrow at March 31, 2018 and 2017.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

March 31, 2018
Property Portfolio:
Total properties	2,800
Gross leasable area (square feet)	29,116,000
States	48
Weighted average remaining lease term (years)	11.4
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2018, may not be indicative of the results that may be expected for the year ending December 31, 2018. Amounts as of December 31, 2017, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2017.
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $828,000 and $554,000 in capitalized interest during the development period for the quarters ended March 31, 2018 and 2017, respectively.
Purchase Accounting for Acquisition of Real Estate Subject to a Lease – In accordance with the FASB guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, as applicable, based on their respective fair values. Prior to the adoption of ASU 2017-01, "Business Combinations (Topic 805): Clarifying the definition of a Business," on January 1, 2017, acquisition and closing costs incurred on the acquisition of real estate with an in-place lease were expensed as incurred and recorded as real estate acquisition costs.
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
Intangible assets and liabilities consisted of the following as of (dollars in thousands):

	March 31, 2018	December 31, 2017
Intangible lease assets (included in Other assets):
Above-market in-place leases	$16,467	$16,583
Less: accumulated amortization	(9,601)	(9,299)
Above market in-place leases, net	$6,866	$7,284

In-place leases	$106,831	$104,592
Less: accumulated amortization	(63,497)	(61,004)
In-place leases, net	$43,334	$43,588

Intangible lease liabilities (included in Other liabilities):
Below-market in-place leases	$44,552	$44,468
Less: accumulated amortization	(25,990)	(26,055)
Below-market in-place leases, net	$18,562	$18,413

The amounts amortized as a net increase to rental income for capitalized above-market and below-market leases for the quarters ended March 31, 2018 and 2017, were $698,000 and $660,000, respectively. The value of in-place leases amortized to expense for the quarters ended March 31, 2018 and 2017, were $3,146,000 and $3,327,000, respectively.
Debt Costs – Line of Credit Payable – Debt costs incurred in connection with NNN’s $900,000,000 line of credit have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN has recorded debt costs associated with the line of credit as an asset, in Debt costs on the Condensed Consolidated Balance Sheets.
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 at March 31, 2018 and December 31, 2017, are included in Mortgages payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $60,000 and $55,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $22,682,000 at March 31, 2018 and December 31, 2017, are included in Notes payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $6,865,000 and $6,337,000, respectively.
Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases (Topic 842). NNN adopted ASU 2014-09 on January 1, 2018, and applied the cumulative catch-up transition method. Through the evaluation and implementation process, NNN determined the key revenue stream impacted by ASU 2014-09 is Gain on disposition of real estate reported on the Condensed Consolidated Statements of Income and Comprehensive Income. NNN currently recognizes revenue at the time of closing (i.e., transfer of asset). Upon adoption of ASU 2014-09, NNN will evaluate any separate contracts or performance obligations to determine proper timing of revenue recognition, as well as, transaction price allocation. The adoption of ASU 2014-09 did not have a material impact on NNN's financial position and results of operations.
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
The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended March 31,
	2018	2017
Basic and Diluted Earnings:
Net earnings attributable to NNN	$103,280	$73,657
Less: Series D preferred stock dividends	—	(3,598)
Less: Series E preferred stock dividends	(4,097)	(4,097)
Less: Series F preferred stock dividends	(4,485)	(4,485)
Less: Excess of redemption value over carrying value of Series D preferred shares redeemed	—	(9,855)
Net earnings available to NNN’s common stockholders	94,698	51,622
Less: Earnings allocated to unvested restricted shares	(147)	(130)
Net earnings used in basic and diluted earnings per share	$94,551	$51,492

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	153,678,913	147,581,522
Less: Unvested restricted stock	(237,617)	(285,887)
Less: Unvested contingent restricted shares	(400,240)	(365,957)
Weighted average number of shares outstanding used in basic earnings per share	153,041,056	146,929,678
Other dilutive securities	352,327	349,859
Weighted average number of shares outstanding used in diluted earnings per share	153,393,383	147,279,537
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gains or (Losses) on Cash Flow Hedges (1)		Gains or (Losses) on Available-for-Sale Securities	Total
Beginning balance, December 31, 2017	$(14,655)		$917	$(13,738)

Other comprehensive income (loss)	(2,164)		(132)	(2,296)
Reclassifications from accumulated other comprehensive income to net earnings	525	(2)	—	525
Net current period other comprehensive income (loss)	(1,639)		(132)	(1,771)
Ending balance, March 31, 2018	$(16,294)		$785	$(15,509)
(1) Additional disclosure is included in Note 5 – Derivatives.
(2) Reclassifications out of other comprehensive income (loss) are recorded in Interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income.
New Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued final guidance that requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. NNN is currently evaluating to determine the potential impact the adoption of ASU 2016-02 will have on its financial position or results of operations.
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
Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2018 presentation.

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

March 31, 2018
Lease classification:
Operating	2,830
Direct financing	7
Building portion – direct financing/land portion – operating	2
Weighted average remaining lease term (years)	11.4
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

Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	March 31, 2018	December 31, 2017
Land and improvements(1)	$2,305,669	$2,288,917
Buildings and improvements	5,056,056	4,968,778
Leasehold interests	3,971	5,261
	7,365,696	7,262,956
Less accumulated depreciation and amortization	(910,559)	(878,236)
	6,455,137	6,384,720
Work in progress for buildings and improvements	74,773	41,920
	$6,529,910	$6,426,640
(1) Includes $30,434 and $25,799 in land for Properties under construction at March 31, 2018 and December 31,
2017, respectively.

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of March 31, 2018, NNN had five of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2017, included six Properties, one of which was sold in 2018. Real estate held for sale consisted of the following as of (dollars in thousands):

	March 31, 2018	December 31, 2017
Land and improvements	$2,864	$3,058
Building and improvements	5,134	6,284
	7,998	9,342
Less accumulated depreciation and amortization	(2,846)	(2,885)
Less impairment	(1,361)	(86)
	$3,791	$6,371
Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended March 31,
	2018			2017
	# of Sold Properties	Gain		# of Sold Properties	Gain
Gain on disposition of real estate	15	$38,596	(1)	17	$14,624
(1) Amount includes the recognition of a deferred gain related to a leasehold interest that was fully amortized in 2018

Real Estate – Commitments
NNN has committed to fund construction commitments on 20 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of March 31, 2018, are outlined in the table below (dollars in thousands):

Total commitment(1)	$147,559
Amount funded	105,207
Remaining commitment	42,352
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $2,248,000 and $1,206,000 for the quarters ended March 31, 2018 and 2017, respectively.

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

Note 3 – Line of Credit Payable:
NNN's $900,000,000 unsecured revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $145,396,000 and a weighted average interest rate of 2.5% during the quarter ended March 31, 2018. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,600,000,000, subject to lender approval. As of March 31, 2018, $176,400,000 was outstanding and $723,600,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $58,000.

Note 4 – Stockholders' Equity:
In February 2018, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which permits the issuance by NNN of an indeterminate amount of debt and equity securities.
Dividend Reinvestment and Stock Purchase Plan – In February 2018, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 10,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended March 31,
	2018	2017
Shares of common stock	44,659	16,320
Net proceeds	$1,491	$714

At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2018 ATM	2016 ATM
Established date	February 2018	March 2016
Termination date	February 2021	February 2018
Total allowable shares	12,000,000	12,000,000
Total shares issued as of March 31, 2018	—	10,044,656
There were no common stock issuances pursuant to NNN's ATM equity programs for the quarter ended March 31, 2018. The following table outlines the common stock issuances pursuant to NNN's ATM equity programs for the quarter ended March 31, 2017 (dollars in thousands, except per share data):

Shares of common stock	1,087,355
Average price per share (net)	$43.92
Net proceeds	$47,757
Stock issuance costs(1)	$743
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2018	2017
Series D preferred stock(1):
Dividends	$—	$3,598
Per depositary share	—	0.312847

Series E preferred stock(2):
Dividends	4,097	4,097
Per depositary share	0.356250	0.356250

Series F preferred stock(3):
Dividends	4,485	4,485
Per depositary share	0.325000	0.325000

Common stock:
Dividends	72,733	66,781
Per share	0.475	0.455
(1) The Series D preferred stock was redeemed in February 2017. The dividends paid in 2017 included accumulated and unpaid dividends through the redemption date.
(2) The Series E preferred stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series E Preferred Stock is May 2018.
(3) The Series F preferred stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F preferred stock is October 2021.
In April 2018, NNN declared a dividend of $0.475 per share, which is payable in May 2018 to its common stockholders of record as of April 30, 2018.

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
The following table outlines NNN's derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated	Fair Value Deferred In Other Comprehensive Income (1)
June 2011	Two treasury locks	$150,000	$5,300	$5,218
April 2013	Four forward starting swaps	240,000	3,156	3,141
May 2014	Three forward starting swaps	225,000	6,312	6,312
October 2015	Four forward starting swaps	300,000	13,369	13,369
December 2016	Two forward starting swaps	180,000	(13,352)	(13,345)
September 2017	Two forward starting swaps	250,000	7,690	7,688
(1) The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
As of March 31, 2018, $14,130,000 remained in other comprehensive income related to the effective portion of NNN’s previously terminated interest rate hedges. During the quarters ended March 31, 2018 and 2017, NNN reclassified out of other comprehensive income $525,000 and $447,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $2,165,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
During the quarter ended March 31, 2018, NNN entered into two forward starting swaps with a total notional amount of $250,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward swaps were designated as cash flow hedges, and at March 31, 2018, have a fair value of $2,164,000 included in Other liabilities and Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. The fair value of the forward starting swaps was based on a Level 2 valuation. No hedge ineffectiveness was recognized during the quarter ended March 31, 2018. These derivative financial instruments were still outstanding as of March 31, 2018.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

Note 6 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at March 31, 2018 and December 31, 2017, approximate fair value based upon current market prices of comparable instruments (Level 3). At March 31, 2018 and December 31, 2017, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $2,449,902,000 and $2,507,106,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 7 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after March 31, 2018, the date of the condensed consolidated balance sheet. There were no reportable subsequent events or transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2017. The terms “NNN” and the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries.

Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These statements generally are characterized by the use of terms such as "believe," "expect," "intend," "may," "estimated" or similar words or expressions. Forward-looking statements are not historical facts or guarantees of future performance and are subject to known and unknown risks. Certain factors that could cause actual results or events to differ materially from those NNN anticipates or projects include, but are not limited to, the following:

•	Financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general;

•	NNN may be unable to obtain debt or equity capital on favorable terms, if at all;

•	Loss of rent from tenants would reduce NNN's cash flow;

•	A significant portion of the source of the Property Portfolio annual base rent is concentrated in specific industry classifications, tenants and geographic locations;

•	Owning real estate and indirect interests in real estate carries inherent risks;

•	NNN's real estate investments are illiquid;

•	Costs of complying with changes in governmental laws and regulations may adversely affect NNN's results of operations;

•	NNN may be subject to known or unknown environmental liabilities and hazardous materials on Properties owned by NNN;

•	NNN may not be able to successfully execute its acquisition or development strategies;

•	NNN may not be able to dispose of properties consistent with its operating strategy;

•	NNN may suffer a loss in the event of a default of or bankruptcy of a tenant or a borrower;

•	Certain provisions of NNN's leases or loan agreements may be unenforceable;

•	Property ownership through joint ventures and partnerships could limit NNN's control of those investments;

•	Competition from numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede NNN's ability to grow;

•	NNN's loss of key management personnel could adversely affect performance and the value of its securities;

•	Uninsured losses may adversely affect NNN's operating results and asset values;

•	Acts of violence, terrorist attacks or war may affect the markets in which NNN operates and NNN's results of operations;

•	Vacant properties or bankrupt tenants or borrowers could adversely affect NNN's business or financial condition;

•	The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN's business and financial condition;

•
NNN is obligated to comply with financial and other covenants in its debt instruments that could restrict its operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment of such debt;

•	The market value of NNN's equity and debt securities is subject to various factors that may cause significant fluctuations or volatility;

•	NNN's failure to qualify as a REIT for federal income tax purposes could result in significant tax liability;

•	Even if NNN remains qualified as a REIT, NNN faces other tax liabilities that reduce operating results and cash flow;

•	Adverse legislative or regulatory tax changes could reduce NNN's earnings and cash flow and the market value of NNN's securities;

•	Compliance with REIT requirements, including distribution requirements, may limit NNN's flexibility and may negatively affect NNN's operating decisions;

•	Changes in accounting pronouncements could adversely impact NNN's or NNN's tenants' reported financial performance;

•	NNN's failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and the market value of NNN's securities;

•	NNN's ability to pay dividends in the future is subject to many factors;

•	Cybersecurity risks and cyber incidents could adversely affect NNN's business, disrupt operations and expose NNN to liabilities to tenants, employees, capital providers, and other third parties; and

•
Future investment in international markets could subject NNN to additional risks, including foreign currency exchange rate fluctuations, operational risks due to local economic and political conditions and laws and policies of the U.S. affecting foreign investment.

Additional information related to these risks and uncertainties are included in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2017, and may cause NNN's actual future results to differ materially from expected results. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. NNN undertakes no obligation to update or revise such forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN's assets are primarily real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio", or individually a "Property").
As of March 31, 2018, NNN owned 2,800 Properties, with an aggregate gross leasable area of approximately 29,116,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.4 years. Approximately 99 percent of the Properties were leased as of March 31, 2018.
NNN’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. The key indicators for NNN include items such as: the composition of the Property Portfolio (such as tenant, geographic and line of trade diversification), the occupancy rate of the Property Portfolio, certain financial performance ratios and profitability measures, industry trends and industry performance compared to that of NNN.
NNN evaluates the creditworthiness of its current and prospective tenants. This evaluation may include reviewing available financial statements, store level financial performance, press releases, public credit ratings from major credit rating agencies, industry news publications and financial market data (debt and equity pricing). NNN may also evaluate the business and operations of its tenants, including periodically meeting with senior management of certain tenants.
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

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	March 31, 2018	December 31, 2017	March 31, 2017
Properties Owned:
Number	2,800	2,764	2,543
Total gross leasable area (square feet)	29,116,000	29,093,000	27,311,000
Properties:
Leased and unimproved land	2,777	2,740	2,520
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	11.4	11.5	11.4
Total gross leasable area (square feet) – leased	28,752,000	28,703,000	26,915,000

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	March 31, 2018	December 31, 2017	March 31, 2017
1.	Convenience stores	17.9%	18.1%	16.8%
2.	Restaurants – full service	12.0%	12.1%	11.7%
3.	Restaurants – limited service	8.0%	7.6%	7.5%
4.	Automotive service	7.6%	6.9%	7.0%
5.	Family entertainment centers	6.4%	6.4%	6.1%
6.	Health and fitness	5.6%	5.6%	5.7%
7.	Theaters	4.8%	4.8%	4.9%
8.	Automotive parts	3.6%	3.6%	3.8%
9.	Recreational vehicle dealers, parts and accessories	3.1%	3.4%	3.4%
10.	Wholesale clubs	2.4%	2.2%	2.3%
	Other	28.6%	29.3%	30.8%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2018	2017
Acquisitions:
Number of Properties	52	24
Gross leasable area (square feet)	400,000	250,000
Initial cash yield	6.7%	6.9%
Total dollars invested(1)	$177,013	$107,939
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2018	2017
Number of properties	15	17
Gross leasable area (square feet)	280,000	147,000
Net sales proceeds	$71,605	$38,955
Gain(1)	$38,596	$14,624
(1) Amount includes the recognition of a deferred gain related to a leasehold interest that was fully amortized in 2018.

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter ended March 31, 2018, rental income increased, as compared to the same period in 2017, primarily due to the increase in rental income from Property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to existing lease terms.
The following table summarizes NNN’s revenues for the quarter ended March 31 (dollars in thousands):

			Percent Increase (Decrease)	Percent of Total
	2018	2017		2018	2017
Rental Income(1)	$148,605	$137,298	8.2%	97.2%	97.1%
Real estate expense reimbursement from tenants	4,158	3,860	7.7%	2.7%	2.7%
Interest and other income from real estate transactions	73	274	(73.4)%	0.1%	0.2%
Total revenues	$152,836	$141,432	8.1%	100.0%	100.0%
(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent (“Rental Income”).
Quarter Ended March 31, 2018 versus Quarter Ended March 31, 2017
Rental Income. Rental Income increased in amount for the quarter ended March 31, 2018, as compared to the same period in 2017, but remained flat as a percentage of total revenue. The increase for the quarter ended March 31, 2018, is primarily due to a partial year of Rental Income received as a result of the acquisition of 52 properties with aggregate gross leasable area of approximately 400,000 square feet during 2018 and a full year of Rental Income received as a result of the acquisition of 276 properties with a gross leasable area of approximately 2,243,000 square feet in 2017.

Analysis of Expenses
General.  Operating expenses increased for the quarter ended March 31, 2018, as compared to the same period in 2017, primarily due to an increase in depreciation expense and impairment losses recognized on real estate. The following table summarizes NNN’s expenses for the quarter ended March 31, (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues
	2018	2017		2018	2017	2018	2017
General and administrative	$8,697	$8,919	(2.5)%	14.1%	15.9%	5.7%	6.3%
Real estate	5,862	5,663	3.5%	9.5%	10.1%	3.8%	4.0%
Depreciation and amortization	44,498	40,143	10.8%	72.3%	71.8%	29.1%	28.4%
Impairment losses – real estate and other charges, net of recoveries	2,248	1,206	86.4%	3.7%	2.2%	1.5%	0.9%
Retirement severance costs	261	—	N/C (1)	0.4%	—	0.2%	—
Total operating expenses	$61,566	$55,931	10.1%	100.0%	100.0%	40.3%	39.6%

Interest and other income	$(25)	$(137)	(81.8)%	(0.1)%	(0.5)%	(0.1)%	(0.1)%
Interest expense	26,602	26,614	—	100.1%	100.5%	17.5%	18.8%
Total other expenses	$26,577	$26,477	0.4%	100.0%	100.0%	17.4%	18.7%
(1) Not calculable ("N/C")
Quarter Ended March 31, 2018 versus Quarter Ended March 31, 2017
General and Administrative.   General and administrative expenses decreased in amount, as a percentage of total operating expenses and as a percentage of revenues for the quarter ended March 31, 2018, as compared to the same period in 2017. The decrease in general and administrative expenses for the quarter ended March 31, 2018, is primarily attributable to a decrease in compensation costs.
Real Estate.  Real estate expenses increased in amount but decreased as a percentage of total operating expenses and as a percentage of revenues for the quarter ended March 31, 2018, as compared to the same period in 2017. The increase is primarily due to increases in reimbursable expenses from certain properties acquired during the quarter ended March 31, 2018, and from certain properties acquired during the year ended December 31, 2017.
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount, as a percentage of total operating expenses and as a percentage of revenues for the quarter ended March 31, 2018, as compared to the same period in 2017. The increase in expenses is primarily due to the acquisition of 52 properties with an aggregate gross leasable area of approximately 400,000 square feet in 2018 and 276 properties with an aggregate gross leasable area of approximately 2,243,000 square feet during 2017.
Impairment losses – real estate and other charges, net of recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN recognized real estate impairments, net of recoveries of $2,248,000 and $1,206,000 for the quarters ended March 31, 2018 and 2017, respectively.
Retirement Severance Costs. For the quarter ended March 31, 2018, retirement severance costs relate primarily to Craig Macnab's retirement as CEO on April 28, 2017.

Interest Expense.  Interest expense remained consistent in amount for the quarter ended March 31, 2018, as compared to the same period in 2017.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance in September 2017 of $400,000,000 principal amount of notes payable with a maturity of October 2027, and stated interest rate of 3.500%,

(ii)	the repayment in October 2017 of $250,000,000 principal amount of notes payable with a stated interest rate of 6.875%, and

(iii)
the increase of $138,942,000 in the weighted average outstanding balance on the Credit Facility and a higher weighted average interest rate for the quarter ended March 31, 2018, as compared to the quarter ended March 31, 2017.

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
Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of Cash and cash equivalents and Restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. The table below summarizes NNN’s cash flows (dollars in thousands):

	Quarter Ended March 31,
	2018	2017
Cash and cash equivalents:
Provided by operating activities	$129,997	$117,192
Used in investing activities	(103,152)	(58,847)
Used in financing activities	(24,207)	(318,467)
Increase (decrease)	2,638	(260,122)
Net cash at beginning of period	1,364	294,540
Net cash at end of period	$4,002	$34,418

Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the quarters ended March 31, 2018, and 2017, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the quarter ended March 31, 2018, included the following significant transactions:

•	$1,491,000 in net proceeds from the issuance of 44,659 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$4,097,000 in dividends paid to holders of the depositary shares of NNN’s 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock"),

•	$4,485,000 in dividends paid to holders of the depositary shares of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"), and

•	$72,733,000 in dividends paid to common stockholders.

Contractual Obligations and Commercial Commitments. NNN has committed to fund construction commitments on 20 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at March 31, 2018, are outlined in the table below (dollars in thousands):

Total commitment(1)	$147,559
Amount funded	105,207
Remaining commitment	42,352
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
As of March 31, 2018, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2017. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its credit facility, debt or equity financings and asset dispositions.
Generally, the Properties are leased under long-term net leases, which require the tenant to pay all property taxes and assessments, to maintain the interior and exterior of the property, and to carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates that the costs associated with these Properties, NNN's vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its credit facility or use other sources of capital in the event of significant capital expenditures.
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of March 31, 2018, NNN owned 23 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio. Additionally, as of March 31, 2018, less than one percent of the Property Portfolio is leased to three tenants that each filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2018	2017
Series D Preferred Stock(1):
Dividends	$—	$3,598
Per depositary share	—	0.312847

Series E Preferred Stock(2):
Dividends	4,097	4,097
Per depositary share	0.356250	0.356250

Series F Preferred Stock(3):
Dividends	4,485	4,485
Per depositary share	0.325000	0.325000

Common stock:
Dividends	72,733	66,781
Per share	0.475	0.455
(1) The Series D Preferred Stock was redeemed in February 2017. The dividends paid in 2017 included accumulated and unpaid dividends through the redemption date.
(2) The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series E Preferred Stock is May 2018.
(3) The Series F Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
In April 2018, NNN declared a dividend of $0.475 per share which is payable in May 2018 to its common stockholders of record as of April 30, 2018.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	March 31, 2018	Percentage of Total	December 31, 2017	Percentage of Total
Line of credit payable	$176,400	6.7%	$120,500	4.7%
Mortgages payable	13,149	0.5%	13,300	0.5%
Notes payable	2,447,393	92.8%	2,446,407	94.8%
Total outstanding debt	$2,636,942	100.0%	$2,580,207	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally indebtedness may be used to refinance existing indebtedness.

Line of Credit Payable. NNN's $900,000,000 unsecured revolving Credit Facility had a weighted average outstanding balance of $145,396,000 and a weighted average interest rate of 2.5% during the quarter ended March 31, 2018. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility currently bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,600,000,000, subject to lender approval. As of March 31, 2018, $176,400,000 was outstanding and $723,600,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $58,000.

Debt and Equity Securities
NNN has used, and expects to use in the future, issuances of debt and equity securities primarily to pay down its outstanding indebtedness and to finance acquisitions.
Securities Offerings. In February 2018, NNN filed a shelf registration statement with the Securities and Exchange Commission (the “Commission”) which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.
Information related to NNN's publicly held debt and equity securities is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2017.
Dividend Reinvestment and Stock Purchase Plan.  In February 2018, NNN filed a shelf registration statement which was automatically effective with the Commission for its DRIP, which permits the issuance by NNN of up to 10,000,000 shares of common stock. NNN’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to NNN’s DRIP (dollars in thousands):

	Quarter Ended March 31,
	2018	2017
Shares of common stock	44,659	16,320
Net proceeds	$1,491	$714
At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2018 ATM	2016 ATM
Established date	February 2018	March 2016
Termination date	February 2021	February 2018
Total allowable shares	12,000,000	12,000,000
Total shares issued at March 31, 2018	—	10,044,656
There were no common stock issuances pursuant to NNN's ATM equity programs for the quarter ended March 31, 2018. The following table outlines the common stock issuances pursuant to NNN's ATM equity programs for the quarter ended March 31, 2017 (dollars in thousands, except per share data):

Shares of common stock	1,087,355
Average price per share (net)	$43.92
Net proceeds	$47,757
Stock issuance costs(1)	$743
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Recent Accounting Pronouncements

Refer to Note 1 to the March 31, 2018, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of March 31, 2018, NNN had two forward starting swaps with a total notional amount of $250,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of March 31, 2018 and December 31, 2017. The table presents principal payments and related interest rates by year for debt obligations outstanding as of March 31, 2018. The table incorporates only those debt obligations that existed as of March 31, 2018, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by approximately one percent for the quarter ended March 31, 2018.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2018	—	—	467	5.23%	—	—
2019	—	—	652	5.23%	—	—
2020	—	—	682	5.23%	—	—
2021	—	—	716	5.23%	298,324	5.69%
2022	176,400	2.55%	750	5.23%	322,523	3.99%
Thereafter	—	—	9,969	5.23%	1,842,363	3.67%	(3)
Total	$176,400	2.55%	$13,236	5.23%	$2,463,210	4.00%
Fair Value:
March 31, 2018	$176,400		$13,236		$2,449,902
December 31, 2017	$120,500		$13,392		$2,507,106

(1) NNN's mortgages payable represent principal payments by year and include unamortized premiums and exclude debt costs.
(2) Includes NNN’s notes payable, each exclude debt costs and are net of unamortized discounts. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.
(3) Weighted average effective interest rate for periods after 2022.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of March 31, 2018, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN's risk factors disclosed in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Mine Safety Disclosures. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

     The following exhibits are filed as a part of this report.

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2018, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 1st day of May, 2018.

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2018, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.