Form 10-Q
period 2018-06-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2018-08-01
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
OR
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
156,989,846 shares of common stock, $0.01 par value, outstanding as of July 30, 2018.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$6,609,368	$6,418,700
Accounted for using the direct financing method	9,188	9,650
Real estate held for sale	10,463	14,311
Cash and cash equivalents	1,885	1,364
Receivables, net of allowance of $572 and $1,119, respectively	2,548	4,317
Accrued rental income, net of allowance of $1,842 and $1,936, respectively	26,118	25,916
Debt costs, net of accumulated amortization of $13,378 and $12,667, respectively	4,781	5,380
Other assets	80,590	80,896
Total assets	$6,744,941	$6,560,534
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$166,700	$120,500
Mortgages payable, including unamortized premium and net of unamortized debt costs	13,000	13,300
Notes payable, net of unamortized discount and unamortized debt costs	2,448,390	2,446,407
Accrued interest payable	19,401	20,311
Other liabilities	108,339	119,106
Total liabilities	2,755,830	2,719,624

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 156,990,141 and 153,577,028 shares issued and outstanding, respectively	1,571	1,537
Capital in excess of par value	3,734,313	3,599,475
Accumulated deficit	(368,074)	(379,181)
Accumulated other comprehensive income (loss)	(11,535)	(13,738)
Total stockholders’ equity of NNN	3,988,775	3,840,593
Noncontrolling interests	336	317
Total equity	3,989,111	3,840,910
Total liabilities and equity	$6,744,941	$6,560,534
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income from operating leases	$150,969	$141,298	$298,798	$277,791
Earned income from direct financing leases	225	246	455	502
Percentage rent	189	198	734	746
Real estate expense reimbursement from tenants	3,770	3,700	7,928	7,560
Interest and other income from real estate transactions	365	108	438	382
	155,518	145,550	308,353	286,981
Operating expenses:
General and administrative	8,741	8,820	17,437	17,739
Real estate	5,828	5,424	11,690	11,087
Depreciation and amortization	43,304	41,326	87,802	81,469
Impairment losses – real estate and other charges, net of recoveries	3,835	(39)	6,083	1,167
Retirement severance costs	260	7,428	521	7,428
	61,968	62,959	123,533	118,890
Earnings from operations	93,550	82,591	184,820	168,091
Other expenses (revenues):
Interest and other income	(37)	(37)	(63)	(175)
Interest expense	27,110	27,274	53,712	53,888
	27,073	27,237	53,649	53,713
Earnings before gain on disposition of real estate	66,477	55,354	131,171	114,378
Gain on disposition of real estate	4,106	3,055	42,702	17,679
Net earnings	70,583	58,409	173,873	132,057
Earnings attributable to noncontrolling interests	(10)	(381)	(19)	(372)
Net earnings attributable to NNN	70,573	58,028	173,854	131,685
Series D preferred stock dividends	—	—	—	(3,598)
Series E preferred stock dividends	(4,096)	(4,096)	(8,194)	(8,194)
Series F preferred stock dividends	(4,485)	(4,485)	(8,970)	(8,970)
Excess of redemption value over carrying value of Series D preferred shares redeemed	—	—	—	(9,855)
Net earnings attributable to common stockholders	$61,992	$49,447	$156,690	$101,068
Net earnings per share of common stock:
Basic	$0.40	$0.33	$1.02	$0.68
Diluted	$0.40	$0.33	$1.02	$0.68
Weighted average number of common shares outstanding:
Basic	153,810,692	148,372,501	153,428,365	147,655,076
Diluted	154,203,938	148,719,470	153,840,219	148,023,668
Other comprehensive income:
Net earnings attributable to NNN	$70,573	$58,028	$173,854	$131,685
Amortization of interest rate hedges	531	455	1,056	903
Fair value of forward starting swaps	3,259	(1,140)	1,095	(1,694)
Net gain (loss) – available-for-sale securities	184	(81)	52	(7)
Comprehensive income attributable to NNN	$74,547	$57,262	$176,057	$130,887

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$173,873	$132,057
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	87,802	81,469
Impairment losses – real estate and other charges, net of recoveries	6,083	1,167
Amortization of notes payable discount	922	878
Amortization of debt costs	1,781	1,727
Amortization of mortgages payable premium	(43)	(42)
Amortization of interest rate hedges	1,056	903
Gain on disposition of real estate	(42,702)	(17,679)
Performance incentive plan expense	4,843	10,204
Performance incentive plan payment	(432)	(862)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in real estate leased to others using the direct financing method	462	443
Decrease in receivables	1,229	1,210
Increase in accrued rental income	(930)	(904)
Decrease (increase) in other assets	(894)	858
Increase (decrease) in accrued interest payable	(910)	256
Increase (decrease) in other liabilities	(3,944)	3,428
Other	35	(42)
Net cash provided by operating activities	228,231	215,071
Cash flows from investing activities:
Proceeds from the disposition of real estate	83,711	48,595
Additions to real estate:
Accounted for using the operating method	(325,069)	(398,963)
Other	122	(431)
Net cash used in investing activities	(241,236)	(350,799)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Proceeds from line of credit payable	$1,167,500	$705,200
Repayment of line of credit payable	(1,121,300)	(489,700)
Repayment of mortgages payable	(266)	(253)
Payment of debt costs	(112)	(172)
Proceeds from issuance of common stock	132,191	74,503
Stock issuance costs	(1,740)	(1,238)
Redemption of Series D preferred stock	—	(287,500)
Payment of Series D preferred stock dividends	—	(3,598)
Payment of Series E preferred stock dividends	(8,194)	(8,194)
Payment of Series F preferred stock dividends	(8,970)	(8,970)
Payment of common stock dividends	(145,583)	(134,440)
Net cash provided by (used in) financing activities	13,526	(154,362)
Net increase (decrease) in cash, cash equivalents and restricted cash	521	(290,090)
Cash, cash equivalents and restricted cash at beginning of period(1)	1,364	294,540
Cash, cash equivalents and restricted cash at end of period(1)	$1,885	$4,450
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$52,810	$51,279
Taxes received	$—	$(3)
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in other comprehensive income	$(2,203)	$798
Change in lease classification (direct financing lease to operating lease)	$—	$696

(1) Cash, cash equivalents and restricted cash is the aggregate of Cash and cash equivalents and Restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN had no Restricted cash and cash held in escrow at June 30, 2018 and 2017.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

June 30, 2018
Property Portfolio:
Total properties	2,846
Gross leasable area (square feet)	29,389,000
States	48
Weighted average remaining lease term (years)	11.5

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2018, may not be indicative of the results that may be expected for the year ending December 31, 2018. Amounts as of December 31, 2017, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2017.
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $1,904,000 and $1,113,000 in capitalized interest during the development period for the six months ended June 30, 2018 and 2017, respectively, of which $1,076,000 and $560,000 was recorded during the quarter ended June 30, 2018 and 2017, respectively.
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
Intangible assets and liabilities consisted of the following as of (dollars in thousands):

	June 30, 2018	December 31, 2017
Intangible lease assets (included in Other assets):
Above-market in-place leases	$15,329	$16,583
Less: accumulated amortization	(9,197)	(9,299)
Above-market in-place leases, net	$6,132	$7,284

In-place leases	$101,887	$104,592
Less: accumulated amortization	(60,070)	(61,004)
In-place leases, net	$41,817	$43,588

Intangible lease liabilities (included in Other liabilities):
Below-market in-place leases	$41,912	$44,468
Less: accumulated amortization	(25,151)	(26,055)
Below-market in-place leases, net	$16,761	$18,413

The amounts amortized as a net increase to rental income for capitalized above-market and below-market leases were $2,115,000 and $1,341,000 for the six months ended June 30, 2018 and 2017, respectively, of which $1,417,000 and $682,000 were recorded for the quarter ended June 30, 2018 and 2017, respectively. The value of in-place leases amortized to expense were $5,516,000 and $6,608,000 for the six months ended June 30, 2018 and 2017, respectively, of which $2,370,000 and $3,281,000 were recorded for the quarter ended June 30, 2018 and 2017, respectively.
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
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 at June 30, 2018 and December 31, 2017, are included in Mortgages payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $64,000 and $55,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $22,682,000 at June 30, 2018 and December 31, 2017, are included in Notes payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $7,399,000 and $6,337,000, respectively.
Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases (Topic 842). NNN adopted ASU 2014-09 on January 1, 2018, and applied the cumulative catch-up transition method. Through the evaluation and implementation process, NNN determined the key revenue stream impacted by ASU 2014-09 is Gain on disposition of real estate reported on the Condensed Consolidated Statements of Income and Comprehensive Income. Prior to the adoption of ASU 2014-09, NNN recognized revenue at the time of closing (i.e., transfer of asset). Following the adoption of ASU 2014-09, NNN evaluates any separate contracts or performance obligations to determine proper timing of revenue recognition, as well as, transaction price allocation. The adoption of ASU 2014-09 did not have a material impact on NNN's financial position and results of operations.
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
The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and Diluted Earnings:
Net earnings attributable to NNN	$70,573	$58,028	$173,854	$131,685
Less: Series D preferred stock dividends	—	—	—	(3,598)
Less: Series E preferred stock dividends	(4,096)	(4,096)	(8,194)	(8,194)
Less: Series F preferred stock dividends	(4,485)	(4,485)	(8,970)	(8,970)
Less: Excess of redemption value over carrying value of Series D preferred shares redeemed	—	—	—	(9,855)
Net earnings available to NNN’s common stockholders	61,992	49,447	156,690	101,068
Less: Earnings allocated to unvested restricted shares	(141)	(137)	(273)	(267)
Net earnings used in basic and diluted earnings per share	$61,851	$49,310	$156,417	$100,801

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	154,593,456	149,119,191	154,138,711	148,354,604
Less: Unvested restricted stock	(295,444)	(301,206)	(266,690)	(293,588)
Less: Unvested contingent restricted shares	(487,320)	(445,484)	(443,656)	(405,940)
Weighted average number of shares outstanding used in basic earnings per share	153,810,692	148,372,501	153,428,365	147,655,076
Other dilutive securities	393,246	346,969	411,854	368,592
Weighted average number of shares outstanding used in diluted earnings per share	154,203,938	148,719,470	153,840,219	148,023,668

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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gains or (Losses) on Cash Flow Hedges (1)		Gains on Available-for-Sale Securities	Total
Beginning balance, December 31, 2017	$(14,655)		$917	$(13,738)

Other comprehensive income	1,095		52	1,147
Reclassifications from accumulated other comprehensive income to net earnings	1,056	(2)	—	1,056
Net current period other comprehensive income	2,151		52	2,203
Ending balance, June 30, 2018	$(12,504)		$969	$(11,535)
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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

June 30, 2018
Lease classification:
Operating	2,856
Direct financing	7
Building portion – direct financing/land portion – operating	2
Weighted average remaining lease term (years)	11.5

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

Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	June 30, 2018	December 31, 2017
Land and improvements(1)	$2,316,395	$2,287,100
Buildings and improvements	5,152,418	4,962,530
Leasehold interests	3,971	5,261
	7,472,784	7,254,891
Less accumulated depreciation and amortization	(945,626)	(878,111)
	6,527,158	6,376,780
Work in progress for buildings and improvements	82,210	41,920
	$6,609,368	$6,418,700

(1) Includes $27,203 and $25,799 in land for Properties under construction at June 30, 2018 and December 31,
2017, respectively.

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of June 30, 2018, NNN had seven of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2017, included nine Properties, two of which were sold in 2018. Real estate held for sale consisted of the following as of (dollars in thousands):

	June 30, 2018	December 31, 2017
Land and improvements	$4,424	$5,229
Building and improvements	11,098	12,956
	15,522	18,185
Less accumulated depreciation and amortization	(2,798)	(3,010)
Less impairment	(2,261)	(864)
	$10,463	$14,311

Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2018		2017		2018			2017
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain		# of Sold Properties	Gain
Gain on disposition of real estate	13	$4,106	8	$3,055	28	$42,702	(1)	25	$17,679
(1) Amount includes the recognition of a deferred gain related to a leasehold interest that was fully amortized in 2018.

Real Estate – Commitments
NNN has committed to fund construction commitments on 17 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of June 30, 2018, are outlined in the table below (dollars in thousands):

Total commitment(1)	$134,726
Less amount funded	109,413
Remaining commitment	$25,313
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $6,083,000 and $1,167,000 for the six months ended June 30, 2018 and 2017, respectively, of which $3,835,000 and ($39,000) was recorded during the quarter ended June 30, 2018 and 2017, respectively.

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

Note 3 – Line of Credit Payable:
NNN's $900,000,000 unsecured revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $187,331,000 and a weighted average interest rate of 2.7% during the six months ended June 30, 2018. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,600,000,000, subject to lender approval. As of June 30, 2018, $166,700,000 was outstanding and $733,300,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $58,000.

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
Dividend Reinvestment and Stock Purchase Plan – In February 2018, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 10,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Shares of common stock	143,997	34,466
Net proceeds	$5,471	$1,413

At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2018 ATM	2016 ATM
Established date	February 2018	March 2016
Termination date	February 2021	February 2018
Total allowable shares	12,000,000	12,000,000
Total shares issued as of June 30, 2018	3,037,464	10,044,656

The following table outlines the common stock issuances pursuant to NNN's ATM equity programs for the six months ended June 30, 2018 (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2018	2017
Shares of common stock	3,037,464	1,653,155
Average price per share (net)	$41.17	$43.64
Net proceeds	$125,052	$72,139
Stock issuance costs(1)	$1,633	$1,183
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Series D preferred stock(1):
Dividends	$—	$—	$—	$3,598
Per depositary share	—	—	—	0.312847

Series E preferred stock(2):
Dividends	4,096	4,096	8,194	8,194
Per depositary share	0.356250	0.356250	0.712500	0.712500

Series F preferred stock(3):
Dividends	4,485	4,485	8,970	8,970
Per depositary share	0.325000	0.325000	0.650000	0.650000

Common stock:
Dividends	72,850	67,660	145,583	134,440
Per share	0.475	0.455	0.950	0.910

(1) The 6.625% Series D Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock") was redeemed in February 2017. The dividends paid in 2017 included accumulated and unpaid dividends through the redemption date.
(2) The 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock") has no maturity date and will remain outstanding unless redeemed by NNN. As of May 2018, the Series E Preferred Stock is redeemable by NNN.
(3) The 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock") has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
In July 2018, NNN declared a dividend of $0.500 per share, which is payable in August 2018 to its common stockholders of record as of July 31, 2018.

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
NNN’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, NNN primarily uses treasury locks, forward starting swaps and interest rate swaps as part of its cash flow hedging strategy. Treasury locks and forward starting swaps are used to hedge forecasted debt issuances. Treasury locks designated as cash flow hedges lock in the yield/price of a treasury security. Forward swaps also lock the associated swap spread. Interest rate swaps designated as cash flow hedges are used to hedge the variable cash flows associated with floating rate debt and involve the receipt or payment of variable rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.
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
The following table outlines NNN's terminated derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

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
As of June 30, 2018, $13,599,000 remained in other comprehensive income related to the effective portion of NNN’s previously terminated interest rate hedges. During the six months ended June 30, 2018 and 2017, NNN reclassified out of other comprehensive income $1,056,000 and $903,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $2,192,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
During the six months ended June 30, 2018, NNN entered into two forward starting swaps with a total notional amount of $250,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward swaps were designated as cash flow hedges, and at June 30, 2018, have a fair value of $1,095,000 included in Other assets and Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. The fair value of the forward starting swaps was based on a Level 2 valuation. No hedge ineffectiveness was recognized during the six months ended June 30, 2018. These derivative financial instruments were still outstanding as of June 30, 2018.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

Note 6 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at June 30, 2018 and December 31, 2017, approximate fair value based upon current market prices of comparable instruments (Level 3). At June 30, 2018 and December 31, 2017, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $2,416,221,000 and $2,507,106,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 7 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after June 30, 2018, the date of the condensed consolidated balance sheet. There were no reportable subsequent events or transactions.

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
As of June 30, 2018, NNN owned 2,846 Properties, with an aggregate gross leasable area of approximately 29,389,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.5 years. Approximately 98 percent of the Properties were leased as of June 30, 2018.
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

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	June 30, 2018	December 31, 2017	June 30, 2017
Properties Owned:
Number	2,846	2,764	2,675
Total gross leasable area (square feet)	29,389,000	29,093,000	28,102,000
Properties:
Leased and unimproved land	2,802	2,740	2,657
Percent of Properties – leased and unimproved land	98%	99%	99%
Weighted average remaining lease term (years)	11.5	11.5	11.5
Total gross leasable area (square feet) – leased	28,682,000	28,703,000	27,734,000

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	June 30, 2018	December 31, 2017	June 30, 2017
1.	Convenience stores	18.8%	18.1%	18.1%
2.	Restaurants – full service	12.1%	12.1%	11.7%
3.	Restaurants – limited service	7.9%	7.6%	7.8%
4.	Automotive service	7.7%	6.9%	6.9%
5.	Family entertainment centers	6.5%	6.4%	6.1%
6.	Health and fitness	5.6%	5.6%	5.6%
7.	Theaters	4.8%	4.8%	4.7%
8.	Automotive parts	3.6%	3.6%	3.7%
9.	Recreational vehicle dealers, parts and accessories	3.1%	3.4%	3.4%
10.	Wholesale clubs	2.4%	2.2%	2.2%
	Other	27.5%	29.3%	29.8%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Acquisitions:
Number of Properties	59	140	111	164
Gross leasable area (square feet)	336,000	832,000	736,000	1,082,000
Initial cash yield	7.1%	6.9%	6.9%	6.9%
Total dollars invested(1)	$140,458	$299,452	$317,471	$407,391
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018		2017
Number of properties	13	8	28		25
Gross leasable area (square feet)	72,000	41,000	352,000		188,000
Net sales proceeds	$11,915	$9,308	$83,520		$48,263
Gain	$4,106	$3,055	$42,702	(1)	$17,679
(1) Amount includes the recognition of a deferred gain related to a leasehold interest that was fully amortized in 2018.

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter and six months ended June 30, 2018, rental income increased, as compared to the same periods in 2017, primarily due to the increase in rental income from Property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to existing lease terms.
The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended June 30,					Six Months Ended June 30,
			Percent Increase (Decrease)	Percent of Total				Percent Increase (Decrease)	Percent of Total
	2018	2017		2018	2017	2018	2017		2018	2017
Rental Income(1)	$151,383	$141,742	6.8%	97.4%	97.4%	$299,987	$279,039	7.5%	97.3%	97.2%
Real estate expense reimbursement from tenants	3,770	3,700	1.9%	2.4%	2.5%	7,928	7,560	4.9%	2.6%	2.6%
Interest and other income from real estate transactions	365	108	238.0%	0.2%	0.1%	438	382	14.7%	0.1%	0.2%
Total revenues	$155,518	$145,550	6.8%	100.0%	100.0%	$308,353	$286,981	7.4%	100.0%	100.0%
(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent (“Rental Income”).
Quarter and Six Months Ended June 30, 2018 versus Quarter and Six Months Ended June 30, 2017
Rental Income. Rental Income increased in amount but remained flat as a percent of the total revenues for the quarter and six months ended June 30, 2018, as compared to the same periods in 2017. The increase for the quarter and six months ended June 30, 2018, is primarily due to a partial year of Rental Income received as a result of the acquisition of 111 properties with aggregate gross leasable area of approximately 736,000 during 2018 and a full year of Rental Income received as a result of the acquisition of 276 properties with a gross leasable area of approximately 2,243,000 square feet in 2017.

Analysis of Expenses
General.  Operating expenses were impacted for the quarter and six months ended June 30, 2018, as compared to the same periods in 2017, primarily by an increase in depreciation expense and impairment losses recognized on real estate and offset by a decrease in retirement severance costs. The following table summarizes NNN’s expenses for the quarter ended June 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues
	2018	2017		2018	2017	2018	2017
General and administrative	$8,741	$8,820	(0.9)%	14.1%	14.0%	5.6%	6.1%
Real estate	5,828	5,424	7.4%	9.4%	8.6%	3.7%	3.7%
Depreciation and amortization	43,304	41,326	4.8%	69.9%	65.7%	27.8%	28.4%
Impairment losses – real estate and other charges, net of recoveries	3,835	(39)	N/C (1)	6.2%	(0.1)%	2.5%	—
Retirement severance costs	260	7,428	(96.5)%	0.4%	11.8%	0.2%	5.1%
Total operating expenses	$61,968	$62,959	(1.6)%	100.0%	100.0%	39.8%	43.3%

Interest and other income	$(37)	$(37)	—	(0.1)%	(0.1)%	—	—
Interest expense	27,110	27,274	(0.6)%	100.1%	100.1%	17.4%	18.7%
Total other expenses	$27,073	$27,237	(0.6)%	100.0%	100.0%	17.4%	18.7%
(1) Not calculable ("N/C")

The following table summarizes NNN's expenses for the six months ended June 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues
	2018	2017		2018	2017	2018	2017
General and administrative	$17,437	$17,739	(1.7)%	14.1%	14.9%	5.6%	6.2%
Real estate	11,690	11,087	5.4%	9.5%	9.3%	3.8%	3.8%
Depreciation and amortization	87,802	81,469	7.8%	71.1%	68.5%	28.5%	28.4%
Impairment losses – real estate and other charges, net of recoveries	6,083	1,167	421.3%	4.9%	1.0%	2.0%	0.4%
Retirement severance costs	521	7,428	(93.0)%	0.4%	6.3%	0.2%	2.6%
Total operating expenses	$123,533	$118,890	3.9%	100.0%	100.0%	40.1%	41.4%

Interest and other income	$(63)	$(175)	(64.0)%	(0.1)%	(0.3)%	—	—
Interest expense	53,712	53,888	(0.3)%	100.1%	100.3%	17.4%	18.8%
Total other expenses	$53,649	$53,713	(0.1)%	100.0%	100.0%	17.4%	18.8%
Quarter and Six Months Ended June 30, 2018 versus Quarter and Six Months Ended June 30, 2017
Real Estate.  Real estate expenses increased in amount and as a percentage of total operating expenses for the quarter and six months ended June 30, 2018, compared to the same periods in 2017. Real estate expenses remained flat as a percentage of revenues for the quarter and six months ended June 30, 2018, as compared to the same periods in 2017. The increase is primarily due to an increase in vacant expenses and increases in reimbursable and non-reimbursable expenses from certain properties acquired during the six months ended June 30, 2018, and from certain properties acquired during the year ended December 31, 2017.
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount and as a percentage of total operating expenses for the quarter and six months ended June 30, 2018, compared to the same periods in 2017. Depreciation and amortization expenses remained relatively flat as a percentage of revenues for the six months ended June 30, 2018, as compared to the same period in 2017, but decreased for the quarter ended June 30, 2018, as compared to the same period in 2017. The increase is primarily due to the acquisition of 111 properties with an aggregate gross leasable area of approximately

736,000 square feet in 2018 and 276 properties with an aggregate gross leasable area of approximately 2,243,000 square feet during 2017.
Impairment losses – real estate and other charges, net of recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN recognized real estate impairments, net of recoveries of $6,083,000 and $1,167,000 for the six months ended June 30, 2018 and 2017, respectively of which $3,835,000 and ($39,000) was recorded during the quarter ended June 30, 2018 and 2017, respectively.
Retirement Severance Costs. For the quarter and six months ended June 30, 2018 and 2017, retirement severance costs relate primarily to Craig Macnab's retirement as CEO on April 28, 2017.

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
Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of Cash and cash equivalents and Restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. The table below summarizes NNN’s cash flows (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents:
Provided by operating activities	$228,231	$215,071
Used in investing activities	(241,236)	(350,799)
Provided by (used in) financing activities	13,526	(154,362)
Increase (decrease)	521	(290,090)
Net cash at beginning of period	1,364	294,540
Net cash at end of period	$1,885	$4,450

Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the six months ended June 30, 2018, and 2017, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the six months ended June 30, 2018, included the following significant transactions:

•	$5,471,000 in net proceeds from the issuance of 143,997 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$125,052,000 in net proceeds from the issuance of 3,037,464 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$8,194,000 in dividends paid to holders of the depositary shares of NNN’s 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock"),

•	$8,970,000 in dividends paid to holders of the depositary shares of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"), and

•	$145,583,000 in dividends paid to common stockholders.

Contractual Obligations and Commercial Commitments. NNN has committed to fund construction commitments on 17 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at June 30, 2018, are outlined in the table below (dollars in thousands):

Total commitment(1)	$134,726
Less amount funded	109,413
Remaining commitment	$25,313
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
As of June 30, 2018, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2017. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of June 30, 2018, NNN owned 44 vacant, un-leased Properties which accounted for less than two percent of total Properties held in the Property Portfolio. Additionally, as of June 30, 2018, less than one percent of the Property Portfolio is leased to two tenants that each filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Series D Preferred Stock(1):
Dividends	$—	$—	$—	$3,598
Per depositary share	—	—	—	0.312847

Series E Preferred Stock(2):
Dividends	4,096	4,096	8,194	8,194
Per depositary share	0.356250	0.356250	0.712500	0.712500

Series F Preferred Stock(3):
Dividends	4,485	4,485	8,970	8,970
Per depositary share	0.325000	0.325000	0.650000	0.650000

Common stock:
Dividends	72,850	67,660	145,583	134,440
Per share	0.475	0.455	0.950	0.910
(1) The 6.625% Series D Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock") was redeemed in February 2017. The dividends paid in 2017 included accumulated and unpaid dividends through the redemption date.

(2) The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. As of May 2018, the Series E Preferred Stock is redeemable by NNN.
(3) The Series F Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
In July 2018, NNN declared a dividend of $0.500 per share which is payable in August 2018 to its common stockholders of record as of July 31, 2018.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	June 30, 2018	Percentage of Total	December 31, 2017	Percentage of Total
Line of credit payable	$166,700	6.3%	$120,500	4.7%
Mortgages payable	13,000	0.5%	13,300	0.5%
Notes payable	2,448,390	93.2%	2,446,407	94.8%
Total outstanding debt	$2,628,090	100.0%	$2,580,207	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $900,000,000 unsecured revolving Credit Facility had a weighted average outstanding balance of $187,331,000 and a weighted average interest rate of 2.7% during the six months ended June 30, 2018. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility currently bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,600,000,000, subject to lender approval. As of June 30, 2018, $166,700,000 was outstanding and $733,300,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $58,000.

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

	Six Months Ended June 30,
	2018	2017
Shares of common stock	143,997	34,466
Net proceeds	$5,471	$1,413
At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2018 ATM	2016 ATM
Established date	February 2018	March 2016
Termination date	February 2021	February 2018
Total allowable shares	12,000,000	12,000,000
Total shares issued at June 30, 2018	3,037,464	10,044,656
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs for the six months ended June 30, 2018 (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2018	2017
Shares of common stock	3,037,464	1,653,155
Average price per share (net)	$41.17	$43.64
Net proceeds	$125,052	$72,139
Stock issuance costs(1)	$1,633	$1,183
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Recent Accounting Pronouncements

Refer to Note 1 to the June 30, 2018, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of June 30, 2018, NNN had two forward starting swaps with a total notional amount of $250,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of June 30, 2018 and December 31, 2017. The table presents principal payments and related interest rates by year for debt obligations outstanding as of June 30, 2018. The table incorporates only those debt obligations that existed as of June 30, 2018, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than two percent for the six months ended June 30, 2018.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2018	$—	—	$314	5.23%	$—	—
2019	—	—	652	5.23%	—	—
2020	—	—	682	5.23%	—	—
2021	—	—	716	5.23%	298,441	5.69%
2022	166,700	2.74%	750	5.23%	322,649	3.99%
Thereafter	—	—	9,969	5.23%	1,842,583	3.67%	(3)
Total	$166,700	2.74%	$13,083	5.23%	$2,463,673	4.00%
Fair Value:
June 30, 2018	$166,700		$13,083		$2,416,221
December 31, 2017	$120,500		$13,392		$2,507,106

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

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of June 30, 2018, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2018, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 1st day of August, 2018.

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2018, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.