Form 10-Q
period 2018-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2018-11-01
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
159,140,975 shares of common stock, $0.01 par value, outstanding as of October 30, 2018.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$6,624,165	$6,426,602
Accounted for using the direct financing method	8,688	9,650
Real estate held for sale	3,309	6,409
Cash and cash equivalents	607,672	1,364
Receivables, net of allowance of $1,034 and $1,119, respectively	2,171	4,317
Accrued rental income, net of allowance of $1,842 and $1,936, respectively	25,687	25,916
Debt costs, net of accumulated amortization of $13,734 and $12,667, respectively	4,426	5,380
Other assets	82,605	80,896
Total assets	$7,358,723	$6,560,534
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$—	$120,500
Mortgages payable, including unamortized premium and net of unamortized debt costs	12,849	13,300
Notes payable, net of unamortized discount and unamortized debt costs	3,135,311	2,446,407
Accrued interest payable	35,298	20,311
Other liabilities	98,045	119,106
Total liabilities	3,281,503	2,719,624

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 158,933,104 and 153,577,028 shares issued and outstanding, respectively	1,591	1,537
Capital in excess of par value	3,823,672	3,599,475
Accumulated deficit	(372,877)	(379,181)
Accumulated other comprehensive income (loss)	(8,012)	(13,738)
Total stockholders’ equity of NNN	4,076,874	3,840,593
Noncontrolling interests	346	317
Total equity	4,077,220	3,840,910
Total liabilities and equity	$7,358,723	$6,560,534
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income from operating leases	$150,418	$143,376	$449,216	$421,167
Earned income from direct financing leases	242	241	696	743
Percentage rent	284	239	1,018	985
Real estate expense reimbursement from tenants	3,712	3,614	11,640	11,174
Interest and other income from real estate transactions	675	235	1,113	617
	155,331	147,705	463,683	434,686
Operating expenses:
General and administrative	8,543	7,354	25,980	25,093
Real estate	5,759	5,553	17,449	16,640
Depreciation and amortization	42,479	48,409	130,280	129,878
Impairment losses – real estate and other charges, net of recoveries	3,635	80	9,718	1,247
Retirement severance costs	222	225	743	7,653
	60,638	61,621	184,170	180,511
Earnings from operations	94,693	86,084	279,513	254,175
Other expenses (revenues):
Interest and other income	(195)	(64)	(258)	(239)
Interest expense	27,194	28,204	80,906	82,092
	26,999	28,140	80,648	81,853
Earnings before gain on disposition of real estate	67,694	57,944	198,865	172,322
Gain on disposition of real estate	14,348	3,185	57,050	20,864
Net earnings	82,042	61,129	255,915	193,186
Earnings attributable to noncontrolling interests	(10)	(9)	(29)	(381)
Net earnings attributable to NNN	82,032	61,120	255,886	192,805
Series D preferred stock dividends	—	—	—	(3,598)
Series E preferred stock dividends	(4,097)	(4,097)	(12,291)	(12,291)
Series F preferred stock dividends	(4,485)	(4,485)	(13,455)	(13,455)
Excess of redemption value over carrying value of Series D preferred shares redeemed	—	—	—	(9,855)
Net earnings attributable to common stockholders	$73,450	$52,538	$230,140	$153,606
Net earnings per share of common stock:
Basic	$0.47	$0.35	$1.49	$1.03
Diluted	$0.47	$0.35	$1.48	$1.03
Weighted average number of common shares outstanding:
Basic	156,852,984	149,341,025	154,582,449	148,223,234
Diluted	157,286,165	149,667,609	155,007,857	148,526,361
Other comprehensive income:
Net earnings attributable to NNN	$82,032	$61,120	$255,886	$192,805
Amortization of interest rate hedges	525	491	1,581	1,394
Fair value of forward starting swaps	2,985	(5,994)	4,080	(7,688)
Net gain (loss) – available-for-sale securities	13	125	65	118
Comprehensive income attributable to NNN	$85,555	$55,742	$261,612	$186,629

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$255,915	$193,186
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	130,280	129,878
Impairment losses – real estate and other charges, net of recoveries	9,718	1,245
Amortization of notes payable discount	1,401	1,330
Amortization of debt costs	2,695	2,611
Amortization of mortgages payable premium	(64)	(65)
Amortization of interest rate hedges	1,581	1,394
Settlement of forward starting swaps	4,080	(7,688)
Gain on disposition of real estate	(57,050)	(20,864)
Performance incentive plan expense	7,231	12,100
Performance incentive plan payment	(432)	(862)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in real estate leased to others using the direct financing method	655	661
Decrease (increase) in receivables	1,554	(77)
Increase in accrued rental income	(871)	(1,199)
Increase in other assets	(1,052)	(353)
Increase in accrued interest payable	14,987	17,390
Increase (decrease) in other liabilities	(4,848)	1,659
Other	(272)	(131)
Net cash provided by operating activities	365,508	330,215
Cash flows from investing activities:
Proceeds from the disposition of real estate	121,810	56,279
Additions to real estate:
Accounted for using the operating method	(415,118)	(471,396)
Principal payments on mortgages and notes receivable	—	500
Other	(433)	(558)
Net cash used in investing activities	(293,741)	(415,175)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Proceeds from line of credit payable	$1,599,500	$956,700
Repayment of line of credit payable	(1,720,000)	(956,700)
Repayment of mortgages payable	(400)	(379)
Proceeds from notes payable	692,913	398,372
Payment of debt costs	(5,506)	(3,237)
Proceeds from issuance of common stock	220,524	174,499
Stock issuance costs	(2,908)	(2,618)
Redemption of Series D preferred stock	—	(287,500)
Payment of Series D preferred stock dividends	—	(3,598)
Payment of Series E preferred stock dividends	(12,291)	(12,291)
Payment of Series F preferred stock dividends	(13,455)	(13,455)
Payment of common stock dividends	(223,836)	(205,110)
Net cash provided by financing activities	534,541	44,683
Net increase (decrease) in cash, cash equivalents and restricted cash	606,308	(40,277)
Cash, cash equivalents and restricted cash at beginning of period(1)	1,364	294,540
Cash, cash equivalents and restricted cash at end of period(1)	$607,672	$254,263
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$62,806	$61,126
Taxes received	$—	$(3)
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in other comprehensive income	$(5,726)	$6,176
Change in lease classification (direct financing lease to operating lease)	$565	$696
Change in lease classification (operating lease to direct financing lease)	$258	$—

(1) Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN had no restricted cash and cash held in escrow at September 30, 2018 and 2017.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

September 30, 2018
Property Portfolio:
Total properties	2,847
Gross leasable area (square feet)	29,739,000
States	48
Weighted average remaining lease term (years)	11.4
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2018, may not be indicative of the results that may be expected for the year ending December 31, 2018. Amounts as of December 31, 2017, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2017.
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $2,500,000 and $1,694,000 in capitalized interest during the development period for the nine months ended September 30, 2018 and 2017, respectively, of which $596,000 and $581,000 was recorded during the quarter ended September 30, 2018 and 2017, respectively.
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
The fair value estimate is sensitive to significant assumptions, such as establishing a range of relevant market assumptions for land, building and rent and where the acquired property falls within that range. These market assumptions for land, building and rent use the most relevant comparable properties for an acquisition. The final range relies upon ranking comparable properties' attributes from most similar to least similar.
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
Intangible assets and liabilities consisted of the following as of (dollars in thousands):

	September 30, 2018	December 31, 2017
Intangible lease assets (included in Other assets):
Above-market in-place leases	$15,297	$16,583
Less: accumulated amortization	(9,081)	(9,299)
Above-market in-place leases, net	$6,216	$7,284

In-place leases	$104,310	$104,592
Less: accumulated amortization	(60,095)	(61,004)
In-place leases, net	$44,215	$43,588

Intangible lease liabilities (included in Other liabilities):
Below-market in-place leases	$41,988	$44,468
Less: accumulated amortization	(25,306)	(26,055)
Below-market in-place leases, net	$16,682	$18,413

The amounts amortized as a net increase to rental income for above-market and below-market leases were $2,334,000 and $2,696,000 for the nine months ended September 30, 2018 and 2017, respectively, of which $219,000 and $1,355,000 were recorded for the quarter ended September 30, 2018 and 2017, respectively. The value of in-place leases amortized to expense were $7,305,000 and $14,483,000 for the nine months ended September 30, 2018 and 2017, respectively, of which $1,789,000 and $7,875,000 were recorded for the quarter ended September 30, 2018 and 2017, respectively.
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
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 at September 30, 2018 and December 31, 2017, are included in mortgages payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $69,000 and $55,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $29,707,000 and $22,682,000, at September 30, 2018 and December 31, 2017, respectively, are included in notes payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $7,952,000 and $6,337,000, respectively.

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases (Topic 842). NNN adopted ASU 2014-09 on January 1, 2018, and applied the cumulative catch-up transition method. Through the evaluation and implementation process, NNN determined the key revenue stream impacted by ASU 2014-09 is gain on disposition of real estate reported on the Condensed Consolidated Statements of Income and Comprehensive Income. Prior to the adoption of ASU 2014-09, NNN recognized revenue at the time of closing (i.e., transfer of asset). Following the adoption of ASU 2014-09, NNN evaluates any separate contracts or performance obligations to determine proper timing and/or amount of revenue recognition, as well as, transaction price allocation. The adoption of ASU 2014-09 did not have a material impact on NNN's financial position and results of operations.
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
The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and Diluted Earnings:
Net earnings attributable to NNN	$82,032	$61,120	$255,886	$192,805
Less: Series D preferred stock dividends	—	—	—	(3,598)
Less: Series E preferred stock dividends	(4,097)	(4,097)	(12,291)	(12,291)
Less: Series F preferred stock dividends	(4,485)	(4,485)	(13,455)	(13,455)
Less: Excess of redemption value over carrying value of Series D preferred shares redeemed	—	—	—	(9,855)
Net earnings available to NNN’s common stockholders	73,450	52,538	230,140	153,606
Less: Earnings allocated to unvested restricted shares	(147)	(132)	(412)	(399)
Net earnings used in basic and diluted earnings per share	$73,303	$52,406	$229,728	$153,207

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	157,634,757	150,076,348	155,316,866	148,934,825
Less: Unvested restricted stock	(294,453)	(277,713)	(276,046)	(288,238)
Less: Unvested contingent restricted shares	(487,320)	(457,610)	(458,371)	(423,353)
Weighted average number of shares outstanding used in basic earnings per share	156,852,984	149,341,025	154,582,449	148,223,234
Other dilutive securities	433,181	326,584	425,408	303,127
Weighted average number of shares outstanding used in diluted earnings per share	157,286,165	149,667,609	155,007,857	148,526,361
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gains or (Losses) on Cash Flow Hedges (1)		Gains on Available-for-Sale Securities	Total
Beginning balance, December 31, 2017	$(14,655)		$917	$(13,738)

Other comprehensive income	4,080		65	4,145
Reclassifications from accumulated other comprehensive income to net earnings	1,581	(2)	—	1,581
Net current period other comprehensive income	5,661		65	5,726
Ending balance, September 30, 2018	$(8,994)		$982	$(8,012)
(1) Additional disclosure is included in Note 6 – Derivatives.
(2) Reclassifications out of other comprehensive income (loss) are recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income.
New Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued final guidance that requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. NNN is currently evaluating the potential impact the adoption of ASU 2016-02 will have on its financial position or results of operations.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The FASB issued final guidance that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. NNN is currently evaluating the potential impact the adoption of ASU 2018-13 will have on the presentation of NNN's condensed consolidated financial statements.
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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

September 30, 2018
Lease classification:
Operating	2,861
Direct financing	8
Building portion – direct financing/land portion – operating	1
Weighted average remaining lease term (years)	11.4
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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	September 30, 2018	December 31, 2017
Land and improvements(1)	$2,322,981	$2,289,004
Buildings and improvements	5,256,543	4,969,862
Leasehold interests	3,630	5,261
	7,583,154	7,264,127
Less accumulated depreciation and amortization	(978,553)	(879,445)
	6,604,601	6,384,682
Work in progress for buildings and improvements	19,564	41,920
	$6,624,165	$6,426,602
(1) Includes $10,023 and $25,799 in land for Properties under construction at September 30, 2018 and December 31,
2017, respectively.

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of September 30, 2018, NNN had four of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2017, included six Properties, two of which were sold in 2018. Real estate held for sale consisted of the following as of (dollars in thousands):

	September 30, 2018	December 31, 2017
Land and improvements	$2,520	$3,326
Building and improvements	3,721	5,538
	6,241	8,864
Less accumulated depreciation and amortization	(1,317)	(1,677)
Less impairment	(1,615)	(778)
	$3,309	$6,409

Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018			2017
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain		# of Sold Properties	Gain
Gain on disposition of real estate	18	$14,348	6	$3,185	46	$57,050	(1)	31	$20,864
(1) Amount includes the recognition of a deferred gain related to a leasehold interest that was fully amortized in 2018.
Real Estate – Commitments
NNN has committed to fund construction commitments on 29 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of September 30, 2018, are outlined in the table below (dollars in thousands):

Total commitment(1)	$48,881
Less amount funded	29,587
Remaining commitment	$19,294
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $9,718,000 and $1,245,000 for the nine months ended September 30, 2018 and 2017, respectively, of which $3,635,000 and $78,000 was recorded during the quarter ended September 30, 2018 and 2017, respectively.

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

Note 3 – Line of Credit Payable:
NNN's $900,000,000 unsecured revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $162,562,000 and a weighted average interest rate of 2.8% during the nine months ended September 30, 2018. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,600,000,000, subject to lender approval. As of September 30, 2018, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $58,000.

Note 4 – Notes Payable:
In September 2018, NNN filed a prospectus supplement to the prospectus contained in its February 2018 shelf registration statement and issued $400,000,000 aggregate principal amount of 4.300% notes due October 2028 (the “2028 Notes”) and $300,000,000 aggregate principal amount of 4.800% notes due October 2048 (the "2048 Notes" and, together with the 2028 Notes, the "Notes").

The 2028 Notes were sold at a discount with an aggregate purchase price of $397,152,000 with interest payable semi-annually commencing on April 15, 2019. The discount of $2,848,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2028 Notes after accounting for the note discount is 4.388%. NNN previously entered into two forward starting swaps with an aggregate notional amount of $250,000,000. Upon issuance of the 2028 Notes, NNN terminated the forward starting swaps resulting in a gain of $4,080,000, which was deferred in other comprehensive income. The gain is being amortized to interest expense over the term of the 2028 Notes using the effective interest method.

The 2048 Notes were sold at a discount with an aggregate purchase price of $295,761,000 with interest payable semi-annually commencing on April 15, 2019. The discount of $4,239,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2048 Notes after accounting for the note discount is 4.890%.

The Notes are senior unsecured obligations of NNN and are subordinated to all secured indebtedness and to the indebtedness and other liabilities of NNN's subsidiaries. Additionally, the Notes are each redeemable at NNN's option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make-whole amount, if any, as defined in the supplemental indenture dated September 18, 2018, relating to the Notes.

NNN received approximately $393,502,000 and $292,386,000 of net proceeds in connection with the issuance of the 2028 Notes and the 2048 Notes, respectively, after incurring debt issuance costs consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses, totaling $3,650,000 and $3,375,000 for the 2028 Notes and the 2048 Notes, respectively.
In September 2018, NNN announced that the Company will redeem the $300,000,000 5.500% notes payable due July 2021 on October 19, 2018. The notes will be redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $18,240,000, and (ii) accrued and unpaid interest.

Note 5 – Stockholders' Equity:
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
Dividend Reinvestment and Stock Purchase Plan – In February 2018, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 10,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Shares of common stock	225,481	135,721
Net proceeds	$9,115	$5,469
At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2018 ATM	2016 ATM
Established date	February 2018	March 2016
Termination date	February 2021	February 2018
Total allowable shares	12,000,000	12,000,000
Total shares issued as of September 30, 2018	4,896,563	10,044,656

The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2018	2017
Shares of common stock	4,896,563	3,969,252
Average price per share (net)	$42.60	$42.00
Net proceeds	$208,579	$166,698
Stock issuance costs(1)	$2,792	$2,563
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Series D preferred stock(1):
Dividends	$—	$—	$—	$3,598
Per depositary share	—	—	—	0.312847

Series E preferred stock(2):
Dividends	4,097	4,097	12,291	12,291
Per depositary share	0.356250	0.356250	1.068750	1.068750

Series F preferred stock(3):
Dividends	4,485	4,485	13,455	13,455
Per depositary share	0.325000	0.325000	0.975000	0.975000

Common stock:
Dividends	78,253	70,670	223,836	205,110
Per share	0.500	0.475	1.450	1.385
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
In October 2018, NNN declared a dividend of $0.500 per share, which is payable in November 2018 to its common stockholders of record as of October 31, 2018.

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
NNN’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, NNN primarily uses treasury locks, forward starting swaps and interest rate swaps as part of its cash flow hedging strategy. Treasury locks and forward starting swaps are used to hedge forecasted debt issuances. Treasury locks designated as cash flow hedges lock in the yield/price of a treasury security. Forward starting swaps also lock the associated swap spread. Interest rate swaps designated as cash flow hedges are used to hedge the variable cash flows associated with floating rate debt and involve the receipt or payment of variable rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.

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
The following table outlines NNN's terminated derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated	Fair Value Deferred In Other Comprehensive Income (1)
June 2011	Two treasury locks	$150,000	$5,300	$5,218
April 2013	Four forward starting swaps	240,000	3,156	3,141
May 2014	Three forward starting swaps	225,000	6,312	6,312
October 2015	Four forward starting swaps	300,000	13,369	13,369
December 2016	Two forward starting swaps	180,000	(13,352)	(13,345)
September 2017	Two forward starting swaps	250,000	7,690	7,688
September 2018	Two forward starting swaps	250,000	(4,080)	(4,080)
(1) The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
As of September 30, 2018, $8,994,000 remained in other comprehensive income related to the effective portion of NNN’s previously terminated interest rate hedges. During the nine months ended September 30, 2018 and 2017, NNN reclassified out of other comprehensive income $1,581,000 and $1,394,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $1,896,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at September 30, 2018.

Note 7 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at September 30, 2018 and December 31, 2017, approximate fair value based upon current market prices of comparable instruments (Level 3). At September 30, 2018 and December 31, 2017, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $3,104,993,000 and $2,507,106,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 8 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after September 30, 2018, the date of the condensed consolidated balance sheet.
In October 2018, NNN redeemed the $300,000,000 5.500% notes payable that were due in July 2021. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $18,240,000, and (ii) accrued and unpaid interest.
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
As of September 30, 2018, NNN owned 2,847 Properties, with an aggregate gross leasable area of approximately 29,739,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.4 years. Approximately 99 percent of the Properties were leased as of September 30, 2018.
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

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	September 30, 2018	December 31, 2017	September 30, 2017
Properties Owned:
Number	2,847	2,764	2,687
Total gross leasable area (square feet)	29,739,000	29,093,000	28,250,000
Properties:
Leased and unimproved land	2,809	2,740	2,656
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	11.4	11.5	11.4
Total gross leasable area (square feet) – leased	29,296,000	28,703,000	27,366,000

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	September 30, 2018	December 31, 2017	September 30, 2017
1.	Convenience stores	18.5%	18.1%	18.3%
2.	Restaurants – full service	11.8%	12.1%	11.8%
3.	Restaurants – limited service	7.8%	7.6%	7.9%
4.	Automotive service	7.6%	6.9%	7.0%
5.	Family entertainment centers	7.0%	6.4%	6.4%
6.	Health and fitness	5.6%	5.6%	5.6%
7.	Theaters	5.1%	4.8%	4.8%
8.	Automotive parts	3.5%	3.6%	3.7%
9.	Recreational vehicle dealers, parts and accessories	3.0%	3.4%	3.4%
10.	Wholesale clubs	2.4%	2.2%	2.3%
	Other	27.7%	29.3%	28.8%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Acquisitions:
Number of Properties	18	18	129	182
Gross leasable area (square feet)	529,000	206,000	1,265,000	1,288,000
Initial cash yield	6.9%	6.9%	6.9%	6.9%
Total dollars invested(1)	$78,620	$90,139	$396,091	$497,530
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018		2017
Number of properties	18	6	46		31
Gross leasable area (square feet)	179,000	46,000	531,000		234,000
Net sales proceeds	$37,586	$7,543	$121,106		$55,806
Gain	$14,348	$3,185	$57,050	(1)	$20,864
(1) Amount includes the recognition of a deferred gain related to a leasehold interest that was fully amortized in 2018.

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter and nine months ended September 30, 2018, rental income increased, as compared to the same periods in 2017, primarily due to the increase in rental income from Property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to existing lease terms.
The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended September 30,					Nine Months Ended September 30,
			Percent Increase (Decrease)	Percent of Total				Percent Increase (Decrease)	Percent of Total
	2018	2017		2018	2017	2018	2017		2018	2017
Rental Income(1)	$150,944	$143,856	4.9%	97.2%	97.4%	$450,930	$422,895	6.6%	97.3%	97.3%
Real estate expense reimbursement from tenants	3,712	3,614	2.7%	2.4%	2.4%	11,640	11,174	4.2%	2.5%	2.5%
Interest and other income from real estate transactions	675	235	187.2%	0.4%	0.2%	1,113	617	80.4%	0.2%	0.2%
Total revenues	$155,331	$147,705	5.2%	100.0%	100.0%	$463,683	$434,686	6.7%	100.0%	100.0%
(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent (“Rental Income”).
Quarter and Nine Months Ended September 30, 2018 versus Quarter and Nine Months Ended September 30, 2017
Rental Income. Rental Income increased in amount but remained flat as a percent of the total revenues for the quarter and nine months ended September 30, 2018, as compared to the same periods in 2017. The increase for the quarter and nine months ended September 30, 2018, is primarily due to a partial year of Rental Income received as a result of the acquisition of 129 properties with aggregate gross leasable area of approximately 1,265,000 during 2018 and a full year of Rental Income received as a result of the acquisition of 276 properties with a gross leasable area of approximately 2,243,000 square feet in 2017.

Analysis of Expenses
General.  Operating expenses were impacted for the quarter ended September 30, 2018, as compared to the same period in 2017, primarily by an increase in general and administrative expense, impairment losses recognized on real estate and offset by a decrease in depreciation and amortization expense. The following table summarizes NNN’s expenses (dollars in thousands):

	Quarter Ended September 30,		Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues
	2018	2017		2018	2017	2018	2017
General and administrative	$8,543	$7,354	16.2%	14.1%	11.9%	5.5%	5.0%
Real estate	5,759	5,553	3.7%	9.5%	9.0%	3.7%	3.7%
Depreciation and amortization	42,479	48,409	(12.2%)	70.0%	78.6%	27.4%	32.8%
Impairment losses – real estate and other charges, net of recoveries	3,635	80	4,443.8%	6.0%	0.1%	2.3%	—
Retirement severance costs	222	225	(1.3%)	0.4%	0.4%	0.1%	0.2%
Total operating expenses	$60,638	$61,621	(1.6%)	100.0%	100.0%	39.0%	41.7%

Interest and other income	$(195)	$(64)	204.7%	(0.7%)	(0.2%)	(0.1%)	—
Interest expense	27,194	28,204	(3.6%)	100.7%	100.2%	17.5%	19.1%
Total other expenses	$26,999	$28,140	(4.1%)	100.0%	100.0%	17.4%	19.1%

Operating expenses were impacted for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily by an increase in impairment losses recognized on real estate and offset by a decrease in retirement severance costs. The following table summarizes NNN's expenses (dollars in thousands):

	Nine Months Ended September 30,		Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues
	2018	2017		2018	2017	2018	2017
General and administrative	$25,980	$25,093	3.5%	14.1%	13.9%	5.6%	5.8%
Real estate	17,449	16,640	4.9%	9.5%	9.2%	3.7%	3.8%
Depreciation and amortization	130,280	129,878	0.3%	70.7%	72.0%	28.1%	29.9%
Impairment losses – real estate and other charges, net of recoveries	9,718	1,247	679.2%	5.3%	0.7%	2.1%	0.3%
Retirement severance costs	743	7,653	(90.3%)	0.4%	4.2%	0.2%	1.7%
Total operating expenses	$184,170	$180,511	2.0%	100.0%	100.0%	39.7%	41.5%

Interest and other income	$(258)	$(239)	7.9%	(0.3%)	(0.3%)	—	—
Interest expense	80,906	82,092	(1.4%)	100.3%	100.3%	17.4%	18.9%
Total other expenses	$80,648	$81,853	(1.5%)	100.0%	100.0%	17.4%	18.9%
Quarter and Nine Months Ended September 30, 2018 versus Quarter and Nine Months Ended September 30, 2017
General and Administrative.   General and administrative expenses increased in amount and as a percentage of total operating expenses for the quarter and nine months ended September 30, 2018, as compared to the same periods in 2017. General and administrative expenses remained relatively flat as a percentage of revenues for the quarter and nine months ended September 30, 2018, as compared to the same periods in 2017. The increase in general and administrative expenses for the quarter and nine months ended September 30, 2018, is primarily attributable to an increase in compensation costs.
Real Estate.   Real estate expenses increased in amount for the quarter and nine months ended September 30, 2018, compared to the same periods in 2017. Real estate expenses remained flat as a percentage of total operating expenses and as a percentage of revenues for the quarter and nine months ended September 30, 2018, as compared to the same periods in 2017. The increase is primarily due to an increase in vacant expenses and increases in reimbursable and non-reimbursable expenses from certain properties acquired during the nine months ended September 30, 2018, and from certain properties acquired during the year ended December 31, 2017.

Depreciation and Amortization.   Depreciation and amortization expenses decreased as a percentage of total operating expenses and as a percentage of revenues for the quarter and nine months ended September 30, 2018, as compared to the same periods in 2017. Depreciation and amortization expenses remained relatively flat in amount for the nine months ended September 30, 2018, as compared to the same period in 2017, but decreased for the quarter ended September 30, 2018, as compared to the same period in 2017. The decrease is primarily due to the write off of intangible assets related to certain leases that were rejected under bankruptcy of a certain tenant during the quarter ended September 30, 2017.
Impairment losses – real estate and other charges, net of recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN recognized real estate impairments, net of recoveries of $9,718,000 and $1,245,000 for the nine months ended September 30, 2018 and 2017, respectively of which $3,635,000 and $78,000 was recorded during the quarter ended September 30, 2018 and 2017, respectively.
Retirement Severance Costs. For the quarter and nine months ended September 30, 2018 and 2017, retirement severance costs relate primarily to Craig Macnab's retirement as CEO on April 28, 2017.

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
Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. The table below summarizes NNN’s cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents:
Provided by operating activities	$365,508	$330,215
Used in investing activities	(293,741)	(415,175)
Provided by financing activities	534,541	44,683
Increase (decrease)	606,308	(40,277)
Net cash at beginning of period	1,364	294,540
Net cash at end of period	$607,672	$254,263

Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the nine months ended September 30, 2018 and 2017, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the nine months ended September 30, 2018, included the following significant transactions:

•	$393,502,000 in net proceeds from the issuance in September of the 4.300% notes payable due in October 2028,

•	$292,386,000 in net proceeds from the issuance in September of the 4.800% notes payable due in October 2048,

•	$9,115,000 in net proceeds from the issuance of 225,481 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$208,579,000 in net proceeds from the issuance of 4,896,563 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$12,291,000 in dividends paid to holders of the depositary shares of NNN’s 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock"),

•	$13,455,000 in dividends paid to holders of the depositary shares of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"), and

•	$223,836,000 in dividends paid to common stockholders.
Contractual Obligations and Commercial Commitments. NNN has committed to fund construction commitments on 29 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at September 30, 2018, are outlined in the table below (dollars in thousands):

Total commitment(1)	$48,881
Less amount funded	29,587
Remaining commitment	$19,294
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
As of September 30, 2018, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2017. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of September 30, 2018, NNN owned 38 vacant, un-leased Properties which accounted for less than one percent of total Properties held in the Property Portfolio. Additionally, as of October 31, 2018, less than two percent of the Property Portfolio is leased to six tenants that each filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Series D Preferred Stock(1):
Dividends	$—	$—	$—	$3,598
Per depositary share	—	—	—	0.312847

Series E Preferred Stock(2):
Dividends	4,097	4,097	12,291	12,291
Per depositary share	0.356250	0.356250	1.068750	1.068750

Series F Preferred Stock(3):
Dividends	4,485	4,485	13,455	13,455
Per depositary share	0.325000	0.325000	0.975000	0.975000

Common stock:
Dividends	78,253	70,670	223,836	205,110
Per share	0.500	0.475	1.450	1.385
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
In October 2018, NNN declared a dividend of $0.500 per share which is payable in November 2018 to its common stockholders of record as of October 31, 2018.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	September 30, 2018	Percentage of Total	December 31, 2017	Percentage of Total
Line of credit payable	$—	—	$120,500	4.7%
Mortgages payable	12,849	0.4%	13,300	0.5%
Notes payable	3,135,311	99.6%	2,446,407	94.8%
Total outstanding debt	$3,148,160	100.0%	$2,580,207	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $900,000,000 unsecured revolving Credit Facility had a weighted average outstanding balance of $162,562,000 and a weighted average interest rate of 2.8% during the nine months ended September 30, 2018. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility currently bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,600,000,000, subject to lender approval. As of September 30, 2018, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $58,000.

Notes Payable. In September 2018, NNN filed a prospectus supplement to the prospectus contained in its February 2018 shelf registration statement and issued $400,000,000 aggregate principal amount of 4.300% notes due October 2028 (the “2028 Notes”) and $300,000,000 aggregate principal amount of 4.800% notes due October 2048 (the "2048 Notes" and, together with the 2028 Notes, the "Notes").

The 2028 Notes were sold at a discount with an aggregate purchase price of $397,152,000 with interest payable semi-annually commencing on April 15, 2019. The discount of $2,848,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2028 Notes after accounting for the note discount is 4.388%. NNN previously entered into two forward starting swaps with an aggregate notional amount of $250,000,000. Upon issuance of the 2028 Notes, NNN terminated the forward starting swaps resulting in a gain of $4,080,000, which was deferred in other comprehensive income. The gain is being amortized to interest expense over the term of the 2028 Notes using the effective interest method.

The 2048 Notes were sold at a discount with an aggregate purchase price of $295,761,000 with interest payable semi-annually commencing on April 15, 2019. The discount of $4,239,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2048 Notes after accounting for the note discount is 4.890%.

The Notes are senior unsecured obligations of NNN and are subordinated to all secured indebtedness and to the indebtedness and other liabilities of NNN's subsidiaries. Additionally, the Notes are each redeemable at NNN's option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make-whole amount, if any, as defined in the supplemental indenture dated September 18, 2018, relating to the Notes.

NNN received approximately $393,502,000 and $292,386,000 of net proceeds in connection with the issuance of the 2028 Notes and the 2048 Notes, respectively, after incurring debt issuance costs consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses, totaling $3,650,000 and $3,375,000 for the 2028 Notes and the 2048 Notes, respectively. NNN used the net proceeds from the issuance of the Notes to repay all of the outstanding indebtedness under its credit facility, redeem all of its 5.500% notes payable that were due 2021, fund future property acquisitions and for general corporate purposes.
In October 2018, NNN redeemed the $300,000,000 5.500% notes payable that were due in July 2021. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $18,240,000, and (ii) accrued and unpaid interest.

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

	Nine Months Ended September 30,
	2018	2017
Shares of common stock	225,481	135,721
Net proceeds	$9,115	$5,469
At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2018 ATM	2016 ATM
Established date	February 2018	March 2016
Termination date	February 2021	February 2018
Total allowable shares	12,000,000	12,000,000
Total shares issued at September 30, 2018	4,896,563	10,044,656
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2018	2017
Shares of common stock	4,896,563	3,969,252
Average price per share (net)	$42.60	$42.00
Net proceeds	$208,579	$166,698
Stock issuance costs(1)	$2,792	$2,563
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Recent Accounting Pronouncements

Refer to Note 1 to the September 30, 2018, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of September 30, 2018, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of September 30, 2018 and December 31, 2017. The table presents principal payments and related interest rates by year for debt obligations outstanding as of September 30, 2018. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of September 30, 2018 and $120,500,000 as of December 31, 2017. The weighted average rate for the Credit Facility for the nine months ended September 30, 2018 was 2.8%. The table incorporates only those debt obligations that existed as of September 30, 2018, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than two percent for the nine months ended September 30, 2018.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation		Effective Interest Rate
2018	$158	5.23%	$—		—
2019	652	5.23%	—		—
2020	682	5.23%	—		—
2021	716	5.23%	298,560	(4)	5.69%
2022	750	5.23%	322,775		3.99%
Thereafter	9,969	5.23%	2,535,731		3.90%	(3)
Total	$12,927	5.23%	$3,157,066		4.13%
Fair Value:
September 30, 2018	$12,927		$3,104,993
December 31, 2017	$13,392		$2,507,106

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
(4) In September 2018, NNN announced that the Company would redeem the $300,000,000 aggregate principal amount of 5.500% notes payable due in July 2021 on October 19, 2018. The notes will be redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $18,240,000, and (ii) accrued and unpaid interest.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of September 30, 2018, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1
Form of Seventeenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.300% Notes due 2028 and 4.800% Notes due 2048 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 27, 2018, and incorporated herein by reference).

4.2
Form of 4.300% Notes due 2028 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 27, 2018, and incorporated herein by reference).

4.3
Form of 4.800% Notes due 2048 (filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 27, 2018, and incorporated herein by reference).

10.	Material Contracts

	10.1	Amended and Restated Deferred Fee Plan for Directors, dated as of August 16, 2018 (filed herewith).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2018, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 1st day of November, 2018.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Julian E. Whitehurst
Julian E. Whitehurst
Chief Executive Officer, President and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director

Exhibit Index

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1
Form of Seventeenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.300% Notes due 2028 and 4.800% Notes due 2048 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 27, 2018, and incorporated herein by reference).

4.2
Form of 4.300% Notes due 2028 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 27, 2018, and incorporated herein by reference).

4.3
Form of 4.800% Notes due 2048 (filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 27, 2018, and incorporated herein by reference).

10.	Material Contracts

	10.1	Amended and Restated Deferred Fee Plan for Directors, dated as of August 16, 2018 (filed herewith).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2018, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.