Form 10-K
period 2018-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2019-02-12
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2018 was $6,839,989,654.
The number of shares of common stock outstanding as of January 31, 2019 was 161,618,400.
.

DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of National Retail Properties, Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I
Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms “registrant” or “NNN” or the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain subsidiaries as taxable real estate investment trust subsidiaries, (“TRS”).
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
Real Estate Assets
NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property"). NNN owned 2,969 Properties with an aggregate gross leasable area of approximately 30,487,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.5 years as of December 31, 2018. Approximately 98 percent of the Properties were leased as of December 31, 2018.
Competition
NNN generally competes with numerous other REITs, commercial developers, real estate limited partnerships and other investors including but not limited to insurance companies, pension funds and financial institutions that own, manage, finance or develop retail and net leased properties.
Employees
As of January 31, 2019, NNN employed 68 associates.
Other Information
NNN’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348. NNN has a website at www.nnnreit.com where NNN’s filings with the Securities and Exchange Commission (the "Commission") can be downloaded free of charge.
The common shares of National Retail Properties, Inc. are traded on the New York Stock Exchange (the "NYSE") under the ticker symbol "NNN." National Retail Properties, Inc. has two series of preferred shares outstanding which are traded on the NYSE in the form of depositary shares: the depositary shares, each representing 1/100th of a share of 5.700% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series E Preferred Stock”), are traded on the NYSE under the ticker symbol "NNN/PE" and the depositary shares, each representing 1/100th of a share of 5.200% Series F Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series F Preferred Stock”), are traded on the NYSE under the symbol "NNN/PF."

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
NNN holds each real estate asset until it determines that the sale of such an asset is advantageous in view of NNN’s investment objectives. In deciding whether to sell a real estate asset, factors NNN may consider include, but are not limited to, potential capital appreciation, net cash flow, tenant credit quality, tenant's line of trade, portfolio composition, market lease rates, local market conditions, potential use of sale proceeds and federal income tax considerations.
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
The operating strategies employed by NNN have allowed NNN to increase the annual dividend (paid quarterly) per common share for 29 consecutive years. NNN is one of only three publicly traded REITs to increase its annual dividend per common share for 29 or more consecutive years.
Investment in Real Estate or Interests in Real Estate
NNN’s management believes that single tenant, freestanding net lease retail properties will continue to provide attractive investment opportunities and that NNN is well suited to take advantage of these opportunities because of its experience in accessing capital markets, and its ability to source, underwrite and acquire such properties.
In evaluating a particular acquisition, management may consider a variety of factors, including but not limited to:

•	the location, visibility and accessibility of the property,

•	the geographic area and demographic characteristics of the community,

•	the local real estate market conditions, including potential for growth, redevelopment, market rents, and existing or potential competing properties or retailers,

•	the size, age and title status of the property,

•	the quality of construction and design and the current physical condition of the property,

•	the potential for, and current extent of, any environmental problems,

•	the purchase price,

•	the non-financial terms of the proposed acquisition,

•	the availability of funds or other consideration for the proposed acquisition and the cost thereof,

•	the compatibility of the property with NNN’s existing Property Portfolio,

•	the property-level operating history,

•	the financial and other characteristics of the existing tenant,

•	the tenant’s business plan, operating history and management team,

•	the tenant’s industry,

•	the terms of any lease,

•	the rent to be paid by the tenant,

•	any existing indebtedness encumbering the property which may be assumed in connection with acquiring or refinancing these investments, and

•	the merits relative to other opportunities.

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
NNN typically funds its short-term liquidity requirements including investments in additional properties with advances from its $900,000,000 unsecured revolving credit facility ("Credit Facility"). As of December 31, 2018, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility.
As of December 31, 2018, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 35 percent and the ratio of secured indebtedness to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 25 percent. Certain financial agreements contain covenants that limit NNN’s ability to incur additional debt under certain circumstances.
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
Property Portfolio
As of December 31, 2018, NNN owned 2,969 Properties with an aggregate gross leasable area of approximately 30,487,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.5 years. Approximately 98 percent of total Properties were leased as of December 31, 2018.
The following table summarizes the Property Portfolio at December 31, 2018 (in thousands):

	Size(1)			Total Dollars Invested(2)
	High	Low	Average	High	Low	Average
Land	3,733	2	99	$8,882	$5	$817
Building	142	1	10	45,286	19	1,889

(1)	Approximate square feet.

(2)	Costs vary depending upon size, improvements, local market conditions and other factors.

As of December 31, 2018, NNN has committed to fund construction on 19 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of December 31, 2018, are outlined in the table below (dollars in thousands):

Total commitment(1)	$34,756
Less amount funded	13,588
Remaining commitment	$21,168

(1)	Includes land, construction costs, tenant improvements, lease costs, and capitalized interest.
Leases

The following is a summary of the general structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. Generally, the Property leases provide for initial terms of 10 to 20 years. As of December 31, 2018, the weighted average remaining lease term of the Property Portfolio was approximately 11.5 years. The Properties are generally leased under net leases, pursuant to which the tenant typically bears responsibility for substantially all property costs and expenses associated with ongoing maintenance, repair, replacement and operation of the property, including utilities, property taxes and insurance. NNN's leases provide for annual base rental payments (generally payable in monthly installments) ranging from $6,000 to $3,714,000 (average of $211,000), and generally provide for increases in rent as a result of (i) increases in the Consumer Price Index ("CPI"), (ii) fixed increases, or, to a lesser extent, (iii) increases in the tenant’s sales volume.
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
The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2018:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2019	1.7%	51	648,000	2025	4.4%	129	1,130,000
2020	3.0%	116	1,498,000	2026	5.0%	179	1,697,000
2021	3.8%	121	1,317,000	2027	7.6%	193	2,600,000
2022	5.9%	124	1,636,000	2028	5.0%	162	1,188,000
2023	2.9%	113	1,420,000	Thereafter	57.7%	1,651	15,021,000
2024	3.0%	75	1,284,000

(1)	Based on annualized base rent for all leases in place as of December 31, 2018.

(2)	Approximate square feet.

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2018	2017	2016
1.	Convenience stores	18.0%	18.1%	16.9%
2.	Restaurants - full service	11.4%	12.1%	11.8%
3.	Restaurants - limited service	8.9%	7.6%	7.5%
4.	Automotive service	8.6%	6.9%	6.6%
5.	Family entertainment centers	7.1%	6.4%	5.8%
6.	Health and fitness	5.6%	5.6%	5.7%
7.	Theaters	5.0%	4.8%	4.9%
8.	Automotive parts	3.4%	3.6%	3.9%
9.	Recreational vehicle dealers, parts and accessories	3.4%	3.4%	3.4%
10.	Wholesale clubs	2.3%	2.2%	2.4%
	Other	26.3%	29.3%	31.1%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.
The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2018:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	472	17.3%
2.	Florida	219	8.7%
3.	Ohio	195	5.7%
4.	Illinois	141	5.2%
5.	North Carolina	148	4.6%
6.	Georgia	143	4.5%
7.	Tennessee	138	3.9%
8.	Indiana	125	3.9%
9.	Virginia	114	3.7%
10.	Alabama	132	3.1%
	Other	1,142	39.4%
		2,969	100.0%
(1) Based on annualized base rent for all leases in place as of December 31, 2018.
As of December 31, 2018, NNN did not have any tenant that accounted for ten percent or more of its rental income.

Governmental Regulations Affecting Properties
Property Environmental Considerations.  Subject to a determination of the level of risk and potential cost of remediation, NNN may acquire a property where some level of environmental contamination may exist. Investments in real property create a potential for substantial environmental liability for the owner of such property from the presence or discharge of hazardous materials on the property or the improper disposal of hazardous materials emanating from the property, regardless of fault. In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy which provides some coverage for substantially all of the Properties. Such policy expires in August 2023. As a part of its acquisition due diligence process, NNN obtains an environmental site assessment for each property. In such cases where NNN intends to acquire a property where some level of contamination may exist, NNN generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance to address environmental conditions at the property. NNN may incur costs if the tenant does not comply with these requests.
As of February 5, 2019, NNN has 74 Properties currently under some level of environmental remediation and/or monitoring. In general, the seller, a previous owner, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Properties.
Americans with Disabilities Act of 1990.  The Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the "ADA"). The tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of February 5, 2019, NNN has not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.
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
NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Nearly all of NNN’s debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities range between 2022 and 2048. NNN's ability to make these scheduled principal payments may be adversely impacted by NNN’s inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive which would have an adverse impact on NNN’s business, financial condition and results of operations.
Changes in established interest rate index could have an adverse affect on NNN's results of operations.
The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. ARRC has proposed that the market transition to SOFR from USD-LIBOR in 2021. NNN's Credit Facility is indexed to USD-LIBOR. Industry organizations are currently working on the transition plan. NNN is currently monitoring this activity and evaluating the risks involved.
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
As of December 31, 2018, approximately,

•	54.0% of the Property Portfolio annual base rent is generated from tenants in five retail lines of trade, including convenience stores (18.0%) and full-service and limited-service restaurants (20.3%),

•
21.7% of the Property Portfolio annual base rent is generated from five tenants, 7-Eleven (5.4%), Mister Car Wash (4.4%), Camping World (4.3%), LA Fitness (4.0%) and Flynn Restaurant Group (Taco Bell/Arby's) (3.6%), and

•	41.5% of the Property Portfolio annual base rent is generated from properties located in five states, including Texas (17.3%) and Florida (8.7%).

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
As of February 5, 2019, NNN has 74 Properties currently under some level of environmental remediation and/or monitoring. In general, the seller, a previous owner, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Properties.
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
In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy which provides some coverage for substantially all of its Properties. That policy expires in August 2023. However, the policy is subject to exclusions and limitations and does not cover all of the Properties owned by NNN. For those Properties covered under the policy, insurance may not fully compensate NNN for any environmental liability. NNN has no assurance that the insurer on its environmental insurance policy will be able to meet its obligations under the policy. NNN may not desire to renew the environmental insurance policy in place upon expiration or a replacement policy may not be available at a reasonable cost, if at all.
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
NNN may be unable to sell Properties targeted for disposition under favorable terms due to adverse market conditions or possible prohibitive income tax liability. This may adversely affect, among other things, NNN’s ability to sell under favorable terms, execute its operating strategy, achieve target earnings or returns, retire or repay debt or pay dividends.
NNN may suffer a loss in the event of a default of or bankruptcy of a borrower.
As of December 31, 2018, NNN had no outstanding mortgages and notes receivable. If a borrower defaults on a mortgage or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the collateral may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN’s loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets and are typically subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. If a borrower defaults on the debt senior to NNN’s loan, or in the event of the bankruptcy of a borrower, NNN’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to NNN’s loans exists, the presence of intercreditor arrangements may limit NNN’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

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
As of December 31, 2018, NNN owned 52 vacant, un-leased Properties, which accounted for approximately two percent of total Properties held in the Property Portfolio. NNN is actively marketing these Properties for sale or lease but may not be able to sell or lease these Properties on favorable terms or at all. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with NNN could have a material adverse effect on the liquidity and results of operations of NNN if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of January 31, 2019, less than one percent of total Properties held in the Property Portfolio was leased to one tenant that filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, this tenant has the right to reject or affirm its leases with NNN.
The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition.
As of December 31, 2018, NNN had outstanding debt, including mortgages payable, of $12,694,000, total unsecured notes payable of $2,838,701,000 and no outstanding balance on the Credit Facility. NNN’s organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional indebtedness and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN’s financial condition and results of operations, as well as NNN’s ability to pay principal and interest on the outstanding indebtedness or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations.
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
As of December 31, 2018, NNN had approximately $2,851,395,000 of outstanding indebtedness, of which approximately $12,694,000 was secured indebtedness. NNN’s unsecured debt instruments contain various restrictive covenants which include, among others, provisions restricting NNN’s ability to:

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
Even if NNN remains qualified for taxation as a REIT, NNN is subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any increase of these taxes would decrease earnings and cash available for distribution to stockholders. In addition, in order to meet certain REIT qualification requirements, NNN may elect to own some of its assets in a TRS.
Adverse legislative or regulatory tax changes could reduce NNN’s earnings and cash flow and the market value of NNN’s securities.
At any time, the federal and state income tax laws or the administrative interpretations of those laws may change. Any such changes may have current and retroactive effects, and could adversely affect NNN or its stockholders. Legislation could cause shares in non-REIT entities to be a more attractive investment to individual investors than shares in REITs, and could have an adverse effect on the value of NNN’s securities.
Compliance with REIT requirements, including distribution requirements, may limit NNN’s flexibility and may negatively affect NNN’s operating decisions.
To maintain its status as a REIT for U.S. federal income tax purposes, NNN must meet certain requirements on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN’s funds are otherwise needed to fund expenditures or debt service requirements. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, so long as it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2018, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state income, franchise and excise taxes.
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
NNN uses information technology and other computer resources to carry out important operational activities and to maintain its business records. As part of NNN’s normal business activities, NNN collects and stores certain personal identifying and confidential information relating to its tenants, employees, vendors and suppliers, and maintains operational and financial information related to NNN’s business. NNN has implemented systems and processes intended to address ongoing and evolving cybersecurity risks, secure its information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. Although NNN and its service providers employ what NNN believes are adequate security, disaster recovery and other preventative and corrective measures, NNN’s security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, hacking, employee error, system error, and faulty password management.

NNN’s ability to conduct its business may be impaired if its information technology resources, including its websites or e-mail systems, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of its information technology resources by:

•	a third party,

•	natural disaster,

•	a failure of hardware or software due to a design or programmatic flaw,

•	a failure of hardware or software security controls,

•	telecommunications system failure,

•	service provider error or failure,

•	intentional or unintentional personnel actions, or

•	lost connectivity to NNN’s networked resources.
A significant and extended disruption could damage NNN’s business or reputation and cause:

•	lose of revenues or tenant relations,

•	unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and

•	NNN to incur significant expenses to address and remediate or otherwise resolve these kinds of issues.
The release of confidential information may also lead to litigation or other proceedings against NNN by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against NNN’s earnings and cause NNN reputational harm, could have a material and adverse effect on NNN’s business, financial position or results of operations.

In addition, the costs of maintaining adequate protection against data security threats, based on considerations of their evolution, increasing sophistication, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to NNN’s financial position or results of operations in a particular period or over various periods.
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
The common stock of NNN currently is traded on the NYSE under the symbol “NNN.” Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P”) for the five-year period commencing December 31, 2013 and ending December 31, 2018. The graph assumes an investment of $100 on December 31, 2013.

Comparison to Five-Year Cumulative Total Return

Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P”) for the ten-year period commencing December 31, 2008 and ending December 31, 2018. The graph assumes an investment of $100 on December 31, 2008.

Comparison to Ten-Year Cumulative Total Return

For each calendar quarter and year indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by the NYSE and the dividends paid per share in each such period.

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
High	$43.32	$44.13	$46.44	$51.48	$51.48
Low	36.25	36.95	43.04	42.97	36.25
Close	39.26	43.96	44.82	48.51	48.51
Dividends paid per share	0.475	0.475	0.500	0.500	1.950

2017
High	$46.34	$45.63	$43.41	$43.90	$46.34
Low	41.91	36.45	37.45	38.97	36.45
Close	43.62	39.10	41.66	43.13	43.13
Dividends paid per share	0.455	0.455	0.475	0.475	1.860
The following table presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2018			2017
Ordinary dividends	$1.658604	85.0566%	(1)	$1.559781	83.8592%
Capital gain	0.015534	0.7966%		0.035041	1.8839%
Unrecaptured Section 1250 Gain	0.042818	2.1958%		0.012194	0.6556%
Nontaxable distributions	0.233044	11.9510%		0.252984	13.6013%
	$1.950000	100.0000%		$1.860000	100.0000%

(1)	Eligible for the 20% qualified business income deduction under section 199A of the Code that was established by the Tax Cuts and Jobs Act signed into law on December 22, 2017, ("TCJA").
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
In January 2019, NNN declared dividends payable to its stockholders of $80,566,000, or $0.500 per share, of common stock.
On January 31, 2019, there were 1,746 registered holders of record of NNN's common stock.

Item 6.	Selected Financial Data
Historical Financial Highlights
(dollars in thousands, except per share data)

	2018	2017	2016	2015	2014
Gross revenues(1)	$624,471	$585,255	$533,817	$483,025	$435,278
Earnings from continuing operations (2)	292,485	265,371	239,506	197,961	191,046
Net earnings	292,485	265,371	239,506	197,961	191,170
Net earnings attributable to NNN	292,447	264,973	239,500	197,836	190,601
Total assets	7,103,438	6,560,534	6,334,151	5,460,044	4,915,551
Total debt	2,851,395	2,580,207	2,311,689	1,975,944	1,729,891
Total stockholders’ equity of NNN	4,154,250	3,840,593	3,916,799	3,342,134	3,082,515
Cash dividends declared to:
Common stockholders	303,164	277,120	257,007	228,699	204,157
Series D preferred stockholders	—	3,598	19,047	19,047	19,047
Series E preferred stockholders	16,387	16,387	16,387	16,387	16,387
Series F preferred stockholders	17,940	17,940	3,189	—	—
Weighted average common shares:
Basic	155,744,601	149,111,188	144,176,224	133,998,674	124,257,558
Diluted	156,295,619	149,432,641	144,660,633	134,489,416	124,710,226
Earnings from continuing operations per share and net earnings per share:
Basic	1.65	1.45	1.39	1.21	1.24
Diluted	1.65	1.45	1.38	1.20	1.24
Cash dividends declared per share to:
Common stockholders	1.95	1.86	1.78	1.71	1.65
Series D preferred depositary stockholders	—	0.312847	1.656250	1.656250	1.656250
Series E preferred depositary stockholders	1.425000	1.425000	1.425000	1.425000	1.425000
Series F preferred depositary stockholders	1.300000	1.300000	0.231111	—	—

Other data:
Cash flows provided by (used in):
Operating activities	$471,909	$421,557	$415,337	$341,095	$296,733
Investing activities	(609,371)	(625,557)	(779,943)	(644,544)	(541,558)
Financing activities	250,365	(89,176)	644,886	307,105	253,944
Funds from operations – available to common stockholders(3)	395,337	359,179	330,544	289,193	260,902

(1)	Gross revenues include the aggregate of total revenue and interest and other income found on the Consolidated Statements of Income and Comprehensive Income.

(2)
Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to change the presentation of gain on disposition of real estate on the Consolidated Statements of Income and Comprehensive Income. NNN has included gain on disposition of real estate as a component of earnings from operations to present gain and losses on dispositions of properties in accordance with ASC 360-10-45-5. The change was made for the prior periods as the Securities and Exchange Commission (the "Commission") has eliminated Rule 3-15(a) of Regulation S-X as part of Release No. 33-10532; 34-83875; IC-33203, which had required REITs to present gain and losses on disposition of properties outside of continuing operations in the income statement.

(3)
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
The following table reconciles FFO to the most directly comparable GAAP measure, net earnings for the years ended December 31:

	2018	2017	2016	2015	2014
Net earnings available to common stockholders	$258,120	$217,193	$200,877	$162,402	$155,167
Real estate depreciation and amortization:
Continuing operations	174,076	173,404	148,779	134,380	115,888
Discontinued operations	—	—	—	—	3
Gain on disposition of real estate, net of income tax expense and noncontrolling interests	(65,070)	(36,258)	(27,137)	(10,397)	(10,904)
Impairment losses – depreciable real estate, net of recoveries and income tax expense	28,211	4,840	8,025	2,808	748
FFO available to common stockholders	$395,337	$359,179	$330,544	$289,193	$260,902
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
The term "NNN" or the "Company" refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain subsidiaries as taxable real estate investment trust subsidiaries, ("TRS").
Overview
NNN, a Maryland corporation, is a fully integrated real estate investment trust ("REIT") formed in 1984. NNN's assets are primarily real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties," or "Property Portfolio," or individually a "Property").
NNN owned 2,969 Properties with an aggregate gross leasable area of approximately 30,487,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.5 years as of December 31, 2018. Approximately 98 percent of the Properties were leased as of December 31, 2018.
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
As of December 31, 2018, 2017 and 2016, the Property Portfolio has remained at least 98 percent leased. As of December 31, 2018, the average remaining lease term of the Property Portfolio was 11.5 years, which was consistent with the past three years. High occupancy levels coupled with a net lease structure, provides enhanced probability of maintaining operating earnings.

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

Purchase Accounting for Acquisition of Real Estate Subject to a Lease.  In accordance with the Financial Accounting Standards Board ("FASB") guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated based on their fair values to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and value of in-place leases. Prior to the adoption of ASU 2017-01, "Business Combinations (Topic 805): Clarifying the definition of a Business," on January 1, 2017, acquisition and closing costs incurred on the acquisition of real estate with an in-place lease were expensed as incurred and recorded as real estate acquisition costs on the Consolidated Statements of Income and Comprehensive Income. This change did not have a material impact on NNN's financial position or results of operations.
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
New Accounting Pronouncements.  Refer to Note 1 of the December 31, 2018, Consolidated Financial Statements for a summary and the anticipated impact of each accounting pronouncement on NNN's financial position or results of operations.

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio as of December 31:

	2018	2017	2016
Properties Owned:
Number	2,969	2,764	2,535
Total gross leasable area (square feet)	30,487,000	29,093,000	27,204,000
Properties:
Leased and unimproved land	2,917	2,740	2,508
Percent of Properties – leased and unimproved land	98%	99%	99%
Weighted average remaining lease term (years)	11.5	11.5	11.6
Total gross leasable area (square feet) – leased	29,439,000	28,703,000	26,700,000

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2018:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2019	1.7%	51	648,000	2025	4.4%	129	1,130,000
2020	3.0%	116	1,498,000	2026	5.0%	179	1,697,000
2021	3.8%	121	1,317,000	2027	7.6%	193	2,600,000
2022	5.9%	124	1,636,000	2028	5.0%	162	1,188,000
2023	2.9%	113	1,420,000	Thereafter	57.7%	1,651	15,021,000
2024	3.0%	75	1,284,000

(1)	Based on the annualized base rent for all leases in place as of December 31, 2018.

(2)	Approximate square feet.
The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2018	2017	2016
1.	Convenience stores	18.0%	18.1%	16.9%
2.	Restaurants - full service	11.4%	12.1%	11.8%
3.	Restaurants - limited service	8.9%	7.6%	7.5%
4.	Automotive service	8.6%	6.9%	6.6%
5.	Family entertainment centers	7.1%	6.4%	5.8%
6.	Health and fitness	5.6%	5.6%	5.7%
7.	Theaters	5.0%	4.8%	4.9%
8.	Automotive parts	3.4%	3.6%	3.9%
9.	Recreational vehicle dealers, parts and accessories	3.4%	3.4%	3.4%
10.	Wholesale clubs	2.3%	2.2%	2.4%
	Other	26.3%	29.3%	31.1%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2018:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	472	17.3%
2.	Florida	219	8.7%
3.	Ohio	195	5.7%
4.	Illinois	141	5.2%
5.	North Carolina	148	4.6%
6.	Georgia	143	4.5%
7.	Tennessee	138	3.9%
8.	Indiana	125	3.9%
9.	Virginia	114	3.7%
10.	Alabama	132	3.1%
	Other	1,142	39.4%
		2,969	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2018.

Property Acquisitions.  The following table summarizes the Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2018	2017	2016
Acquisitions:
Number of Properties	265	276	313
Gross leasable area (square feet)	2,167,000	2,243,000	2,734,000
Initial cash yield	6.8%	6.9%	6.9%
Total dollars invested(1)	$715,572	$754,892	$846,906

(1)	Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") or by issuing its debt or equity securities in the capital markets.
Property Dispositions.  The following table summarizes the Properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2018	2017	2016
Number of properties	61	48	38
Gross leasable area (square feet)	686,000	346,000	490,000
Net sales proceeds	$147,646	$96,757	$103,215
Gain on disposition of real estate	$65,070	$36,655	$27,182
Cap rate	5.1%	6.0%	6.8%
NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenue
General.  During the year ended December 31, 2018, NNN’s rental income increased primarily due to the increase in rental income from Property acquisitions (See "Results of Operations – Property Analysis – Property Acquisitions"). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to existing lease terms.
The following summarizes NNN’s revenues (dollars in thousands):

	2018	2017	2016	Percent of Total			2018 Versus 2017 Percent	2017 Versus 2016 Percent

				2018	2017	2016
Rental Income(1)	$604,615	$568,083	$515,954	97.1%	97.1%	96.7%	6.4%	10.1%
Real estate expense reimbursement from tenants	16,784	15,512	14,984	2.7%	2.7%	2.8%	8.2%	3.5%
Interest and other income from real estate transactions	1,262	1,338	2,709	0.2%	0.2%	0.5%	(5.7)%	(50.6)%
Total revenues	$622,661	$584,933	$533,647	100.0%	100.0%	100.0%	6.4%	9.6%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Income").
Comparison of Revenues – 2018 versus 2017
Rental Income.  Rental Income increased in amount but remained flat as a percent of the total revenues for the year ended December 31, 2018 as compared to the same period in 2017. The increase for the year ended December 31, 2018 is primarily due to a partial year of Rental Income received as a result of the acquisition of 265 Properties with aggregate gross leasable area of approximately 2,167,000 square feet during 2018 and a full year of Rental Income received as a result of the acquisition of 276 Properties with a gross leasable area of approximately 2,243,000 square feet in 2017.
Comparison of Revenues – 2017 versus 2016
Rental Income.  Rental Income increased in amount and as a percent of the total revenues for the year ended December 31, 2017 as compared to the same period in 2016. The increase for the year ended December 31, 2017 is primarily due to a partial year of Rental Income received as a result of the acquisition of 276 Properties with aggregate gross leasable area of approximately 2,243,000 square feet during 2017 and a full year of Rental Income received as a result of the acquisition of 313 Properties with a gross leasable area of approximately 2,734,000 square feet in 2016.

Analysis of Expenses
General.  Operating expenses increased primarily due to an increase in impairment losses recognized on real estate during the year ended December 31, 2018, as compared to the same period in 2017. The following summarizes NNN’s expenses for the year ended December 31 (dollars in thousands):

	2018	2017	2016
General and administrative	$34,248	$33,805	$36,508
Real estate	25,099	23,105	20,852
Depreciation and amortization	174,398	173,720	149,101
Impairment – commercial mortgage residual interests valuation	—	—	6,830
Impairment losses – real estate and other charges, net of recoveries	28,211	8,955	11,287
Retirement severance costs	1,013	7,845	—
Total operating expenses	$262,969	$247,430	$224,578

Interest and other income	$(1,810)	$(322)	$(170)
Interest expense	115,847	109,109	96,352
Real estate acquisition costs	—	—	563
Loss on early extinguishment of debt	18,240	—	—
Total other expenses (revenues)	$132,277	$108,787	$96,745

	Percentage of Total Expenses			Percentage of Revenues			2018 Versus 2017 Percent	2017 Versus 2016 Percent
	2018	2017	2016	2018	2017	2016
General and administrative	13.0%	13.7%	16.3%	5.5%	5.8%	6.9%	1.3%	(7.4)%
Real estate	9.6%	9.3%	9.3%	4.0%	4.0%	3.9%	8.6%	10.8%
Depreciation and amortization	66.3%	70.2%	66.4%	28.0%	29.7%	27.9%	0.4%	16.5%
Impairment – commercial mortgage residual interests valuation	—	—	3.0%	—	—	1.3%	—	(100.0)%
Impairment losses – real estate and other charges, net of recoveries	10.7%	3.6%	5.0%	4.5%	1.5%	2.1%	215.0%	(20.7)%
Retirement severance costs	0.4%	3.2%	—	0.2%	1.3%	—	(87.1)%	N/C (1)
Total operating expenses	100.0%	100.0%	100.0%	42.2%	42.3%	42.1%	6.3%	10.2%

Interest and other income	(1.4)%	(0.3)%	(0.2)%	(0.3)%	(0.1)%	—	462.1%	89.4%
Interest expense	87.6%	100.3%	99.6%	18.6%	18.7%	18.1%	6.2%	13.2%
Real estate acquisition costs	—	—	0.6%	—	—	0.1%	—	(100.0)%
Loss on early extinguishment of debt	13.8%	—	—	2.9%	—	—	N/C (1)	—
Total other expenses (revenues)	100.0%	100.0%	100.0%	21.2%	18.6%	18.2%	21.6%	12.4%
(1) Not calculable ("N/C")

Comparison of Expenses – 2018 versus 2017
General and Administrative Expenses.  General and administrative expenses increased in amount but decreased as a percentage of total operating expenses and as a percentage of revenues for the year ended December 31, 2018, as compared to the same period in 2017. The increase in general and administrative expenses for the year ended December 31, 2018, is primarily attributable to an increase in compensation costs.

Real Estate.  Real estate expenses increased in amount and as a percentage of total operating expenses and remained flat as a percentage of revenues for the year ended December 31, 2018, as compared to the same period in 2017. NNN focuses on real estate expenses, net of reimbursements from tenants. NNN's net real estate expenses for the years ended December 31, 2018 and 2017 were $8,315,000 and $7,593,000, respectively. The increase is primarily attributable to expenses from certain properties that became vacant during the years ended December 31, 2018 and 2017.
Depreciation and Amortization.  Depreciation and amortization expenses increased in amount but decreased as a percentage of total operating expenses and as a percentage of revenues for the year ended December 31, 2018, as compared to the same period in 2017. The increase in expenses is primarily due to the acquisition of 265 Properties with an aggregate gross leasable area of approximately 2,167,000 square feet in 2018 and 276 Properties with an aggregate gross leasable area of approximately 2,243,000 square feet during 2017.
Impairment Losses – Real Estate and Other Charges, Net of Recoveries.  NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the years ended December 31, 2018 and 2017, NNN recorded $28,211,000 and $4,953,000, respectively, of real estate impairments. NNN also recorded a $4,000,000 contract dispute settlement charge during the year ended December 31, 2017.
Retirement Severance Costs. For the years ended December 31, 2018 and 2017, retirement severance costs relate primarily to Craig Macnab's retirement as CEO on April 28, 2017.
Interest Expense.  Interest expense increased in amount, decreased as a percentage of total other expenses (revenues) and remained relatively flat as a percentage of revenues for the year ended December 31, 2018, as compared to the same period in 2017.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance in September 2017 of $400,000,000 principal amount of notes payable with a maturity of October 2027, and stated interest rate of 3.500%,

(ii)	the repayment in October 2017 of $250,000,000 principal amount of notes payable with a stated interest rate of 6.875%,

(iii)	the issuance in September 2018 of $400,000,000 principal amount of notes payable with a maturity of October 2028, and stated interest rate of 4.300%,

(iv)	the issuance in September 2018 of $300,000,000 principal amount of notes payable with a maturity of October 2048, and stated interest rate of 4.800%,

(v)	the redemption in October 2018 of $300,000,000 principal amount of notes payable with a maturity of July 2021, and stated interest rate of 5.500%, and

(vi)
the increase of $23,341,000 in the weighted average outstanding balance on the Credit Facility and a higher weighted average interest rate for the year ended December 31, 2018, as compared to the same period in 2017.

Loss on Early Extinguishment of Debt.  In October 2018, NNN redeemed the $300,000,000 5.500% notes payable that were due in July 2021. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $18,240,000, and (ii) all accrued and unpaid interest.
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
NNN expects to meet short-term liquidity requirements through cash provided from operations and NNN’s Credit Facility. As of December 31, 2018, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility. NNN anticipates its long-term capital needs will be funded by the Credit Facility, cash provided from operations, the issuance of long-term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.
Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Consolidated Balance Sheets. The table below summarizes NNN’s cash flows for each of the years ended December 31 (dollars in thousands):

	2018	2017	2016
Cash and cash equivalents:
Provided by operating activities	$471,909	$421,557	$415,337
Used in investing activities	(609,371)	(625,557)	(779,943)
Provided by (used in) financing activities	250,365	(89,176)	644,886
Increase (decrease)	112,903	(293,176)	280,280
Net cash at beginning of year	1,364	294,540	14,260
Net cash at end of year	$114,267	$1,364	$294,540
Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the years ended December 31, 2018, 2017 and 2016, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the year ended December 31, 2018, included the following significant transactions:

•	$393,502,000 in net proceeds from the issuance in September of the 4.300% notes payable due in October 2028,

•	$292,386,000 in net proceeds from the issuance in September of the 4.800% notes payable due in October 2048,

•	$300,000,000 in redemption of the 5.500% notes payable in October,

•	$18,240,000 payment of the make-whole amount from the early redemption of the 5.500% notes payable in October,

•	$13,264,000 in net proceeds from the issuance of 311,048 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”),

•	$328,196,000 in net proceeds from the issuance of 7,378,163 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$16,387,000 in dividends paid to holders of the depositary shares of NNN’s 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock"),

•	$17,940,000 in dividends paid to holders of the depositary shares of NNN’s 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"), and

•	$303,164,000 in dividends paid to common stockholders.

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
NNN typically funds its short-term liquidity requirements, including investments in additional Properties, with cash from its Credit Facility. As of December 31, 2018, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility.
As of December 31, 2018, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 35 percent and the ratio of secured indebtedness to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 25 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur additional debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of indebtedness that NNN may incur. Additionally, NNN may change its financing strategy.
Contractual Obligations and Commercial Commitments.  The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of December 31, 2018. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2018.

	Expected Maturity Date (dollars in thousands)
	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt(1)	$2,887,404	$567	$596	$630	$325,664	$359,947	$2,200,000
Long-term debt – interest(2)	1,104,365	112,394	112,365	112,331	109,724	91,520	566,031
Operating lease	4,991	758	773	788	804	821	1,047
Total contractual cash obligations	$3,996,760	$113,719	$113,734	$113,749	$436,192	$452,288	$2,767,078

(1)	Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and note costs.

(2)	Interest calculation based on stated rate of the principal amount.
In addition to the contractual obligations outlined above, NNN has committed to fund construction on 19 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at December 31, 2018, are outlined in the table below (dollars in thousands):

Total commitment(1)	$34,756
Less amount funded	13,588
Remaining commitment	$21,168

(1)	Includes land, construction costs, tenant improvements, lease costs and capitalized interest
As of December 31, 2018, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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

The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of December 31, 2018, NNN owned 52 vacant, un-leased Properties which accounted for approximately two percent of total Properties held in the Property Portfolio. Additionally, as of January 31, 2019, less than one percent of total Properties held in the Property Portfolio was leased to one tenant that filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, this tenant has the right to reject or affirm its leases with NNN.
NNN generally monitors the financial performance of its significant tenants on an ongoing basis.
Dividends.  NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and related regulations and intends to continue to operate so as to remain qualified as a REIT for federal income tax purposes. NNN generally will not be subject to federal income tax on income that it distributes to its stockholders, provided that it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If NNN fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four years following the year during which qualification is lost. Such an event could materially adversely affect NNN’s income and ability to pay dividends. NNN believes it has been structured as, and its past and present operations qualify NNN as, a REIT.
One of NNN’s primary objectives is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends, while retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT.
The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (dollars in thousands, except per share data):

	2018	2017	2016
Dividends	$303,164	$277,120	$257,007
Per share	1.950	1.860	1.780
The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2018			2017		2016
Ordinary dividends	$1.658604	85.0566%	(1)	$1.559781	83.8592%	$1.513705	85.0396%
Capital gain	0.015534	0.7966%		0.035041	1.8839%	—	—
Unrecaptured Section 1250 Gain	0.042818	2.1958%		0.012194	0.6556%	—	—
Nontaxable distributions	0.233044	11.9510%		0.252984	13.6013%	0.266295	14.9604%
	$1.950000	100.0000%		$1.860000	100.0000%	$1.780000	100.0000%

(1)	Eligible for the 20% qualified business income deduction under section 199A of the Code that was established by the Tax Cuts and Jobs Act signed into law on December 22, 2017, ("TCJA").
On January 15, 2019, NNN declared a dividend of $0.500 per share, payable February 15, 2019, to its common stockholders of record as of January 31, 2019.

Holders of NNN’s preferred stock issuances are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines the dividends declared and paid for NNN's preferred stock for the years ended December 31 (dollars in thousands, except per share data):

	2018	2017	2016
Series D Preferred Stock(1):
Dividends	$—	$3,598	$19,047
Per share	—	0.312847	1.656250

Series E Preferred Stock(2):
Dividends	16,387	16,387	16,387
Per share	1.425000	1.425000	1.425000

Series F Preferred Stock(3):
Dividends	17,940	17,940	3,189
Per share	1.300000	1.300000	0.231111
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

The following presents the characterizations for tax purposes of such preferred stock dividends for the years ended December 31:

	Ordinary Dividends		Capital Gain	Unrecaptured Section 1250 Gain	Totals
2018
Percentage of Total	96.6015%	(3)	0.9047%	2.4938%	100.0000%

Series E	$1.376571		$0.012892	$0.035537	$1.425000
Series F (2)	$1.255820		$0.011761	$0.032419	$1.300000

2017
Percentage of Total	97.0607%		2.1804%	0.7589%	100.0000%

Series D (1)	$0.303652		$0.006821	$0.002374	$0.312847
Series E	$1.383115		$0.031071	$0.010814	$1.425000
Series F (2)	$1.261789		$0.028345	$0.009866	$1.300000

2016
Percentage of Total	100.0000%		—	—	100.0000%

Series D (1)	$1.656250		—	—	$1.656250
Series E	$1.425000		—	—	$1.425000
Series F (2)	$0.231111		—	—	$0.231111
(1) The Series D Preferred Stock was redeemed in February 2017. The dividends paid in 2017 included accumulated and unpaid dividends through the redemption date.
(2) The Series F Preferred Stock was issued in October 2016.
(3) Eligible for the 20% qualified business income deduction under section 199A of the Code as established by the TCJA.

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

Debt
The following is a summary of NNN’s total outstanding debt as of December 31 (dollars in thousands):

	2018	Percentage of Total	2017	Percentage of Total
Line of credit payable	$—	—	$120,500	4.7%
Mortgages payable	12,694	0.4%	13,300	0.5%
Notes payable	2,838,701	99.6%	2,446,407	94.8%
Total outstanding debt	$2,851,395	100.0%	$2,580,207	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally, indebtedness may be used to refinance existing indebtedness.

Line of Credit Payable. In October 2017, NNN amended its credit agreement to increase the borrowing capacity under its unsecured revolving credit facility from $650,000,000 to $900,000,000 and amend certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $121,587,000 and a weighted average interest rate of 2.8% for the year ended December 31, 2018. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. As of December 31, 2018, the Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature for NNN to increase the facility size up to $1,600,000,000, subject to lender approval. As of December 31, 2018, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility.
In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2018, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the indebtedness under the Credit Facility to be accelerated and may impair NNN’s access to the debt and equity markets and limit NNN’s ability to pay dividends to its common and preferred stockholders, each of which would likely have a material adverse impact on NNN’s financial condition and results of operations.

Mortgages Payable.    As of December 31, 2018 and 2017, NNN had mortgages payable, including unamortized premium and net of unamortized debt costs, of $12,694,000 and $13,300,000 respectively. The mortgages payable had an interest rate of 5.23% and matures July 2023. The loan is secured by a first lien on five of the Properties and the carrying value of the assets was $20,430,000 at December 31, 2018.
Notes Payable.  Each of NNN’s outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2022	August 2012	$325,000	$4,989	$320,011	3.800%	3.985%	October 2022
2023(4)	April 2013	350,000	2,594	347,406	3.300%	3.388%	April 2023
2024(5)	May 2014	350,000	707	349,293	3.900%	3.924%	June 2024
2025(6)	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025
2026(7)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026
2027(8)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027
2028(9)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048

(1)
The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility, fund future property acquisitions and for general corporate purposes. Proceeds from the issuance of the 2028 Notes and the 2048 Notes were also used to redeem all of the $300,000 5.500% notes payable that were due 2021.

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

(9)
NNN entered into two forward starting swaps with an aggregate notional amount of $250,000. Upon issuance of the 2028 Notes, NNN terminated the forward starting swaps resulting in a gain of $4,080, which was deferred in other comprehensive income. The gain is being amortized over the term of the notes using the effective interest method.

Each series of notes represents senior, unsecured obligations of NNN and is subordinated to all secured indebtedness of NNN. The notes are redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus all accrued and unpaid interest thereon through the redemption date, and (ii) the make-whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.
In connection with the outstanding note offerings, NNN incurred debt issuance costs totaling $26,932,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In October 2017, NNN repaid the $250,000,000 6.875% notes payable that were due in October 2017.
In October 2018, NNN redeemed the $300,000,000 5.500% notes payable that were due in July 2021. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $18,240,000, and (ii) all accrued and unpaid interest.
In accordance with the terms of the indentures, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2018, NNN was in compliance with those covenants. NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.

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

The Preferred Stock Shares underlying the depositary shares rank senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Preferred Stock Shares have no maturity date and will remain outstanding unless redeemed. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Preferred Stock Shares, NNN may redeem the Preferred Stock Shares underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Preferred Stock Shares into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of May 2018, the Series E Preferred Stock Shares are redeemable by NNN. As of February 12, 2019, the Series F Preferred Stock Shares were not redeemable.
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
Dividend Reinvestment and Stock Purchase Plan. In February 2018, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 10,000,000 shares of common stock. NNN's DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN's common stock. The following outlines the common stock issuances pursuant to the DRIP for the year ended December 31 (dollars in thousands):

	2018	2017	2016
Shares of common stock	311,048	229,696	187,626
Net proceeds	$13,264	$9,391	$8,340
At-The-Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2018 ATM	2016 ATM	2015 ATM
Established date	February 2018	March 2016	February 2015
Termination date	February 2021	February 2018	March 2016
Total allowable shares	12,000,000	12,000,000	10,000,000
Total shares issued as of December 31, 2018	7,378,163	10,044,656	9,852,465
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Shares of common stock	7,378,163	5,821,366	5,716,222
Average price per share (net)	$44.48	$41.88	$46.48
Net proceeds	$328,196	$243,822	$265,696
Stock issuance costs(1)	$3,821	$3,782	$4,266
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Commercial Mortgage Residual Interests
As of December 31, 2015, NNN held the commercial mortgage residual interests (“Residuals”) from seven loan securitizations. In 2016, the loan servicer of five of the securitizations exercised its clean-up call option. These clean-up calls allowed the servicers to purchase all of the trusts’ assets, thereby terminating future cash distributions payable to NNN as the holder of these residual interests. During the year ended December 31, 2016, NNN recorded an other than temporary valuation impairment of $6,830,000, as a reduction of earnings from operations. The other than temporary valuation impairment recorded during the year ended December 31, 2016 related to the execution of the clean-up call option on the five securitizations, as well as the fair value adjustment on the remaining two securitizations. As of December 31, 2018 and 2017, the remaining two Residuals are recorded at a fair value of $36,000 and included in other assets on the Consolidated Balance Sheets. There were no other than temporary valuation impairments recorded during the years ended December 31, 2018 and 2017.

Item7A.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of December 31, 2018, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of December 31, 2018 and 2017. The table presents principal payments and related interest rates by year for debt obligations outstanding as of December 31, 2018. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of December 31, 2018 and $120,500,000 as of December 31, 2017. The weighted average rate for the Credit Facility for the year ended December 31, 2018 was 2.8%. The table incorporates only those debt obligations that existed as of December 31, 2018, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by approximately one percent for the year ended December 31, 2018.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2019	$652	5.23%	$—	—
2020	682	5.23%	—	—
2021	716	5.23%	—	—
2022	750	5.23%	322,903	3.99%
2023	9,968	5.23%	348,780	3.39%
Thereafter	—	—	2,187,246	4.06%	(3)
Total	$12,768	5.23%	$2,858,929	3.97%
Fair Value:
December 31, 2018	$12,768		$2,813,583
December 31, 2017	$13,392		$2,507,106

(1)	NNN's mortgages payable represent principal payments by year and include unamortized premiums and exclude debt costs.

(2)
Includes NNN’s notes payable, each exclude debt costs and are net of unamortized discounts. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.

(3)	Weighted average effective interest rate for periods after 2023.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of National Retail Properties, Inc.
Opinion on Internal Control over Financial Reporting
We have audited National Retail Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National Retail Properties, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item15(a) and our report dated February 12, 2019 expressed an unqualified opinion thereon.
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

Orlando, Florida
February 12, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Retail Properties, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Orlando, Florida
February 12, 2019

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS	December 31, 2018	December 31, 2017
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$6,853,757	$6,403,638
Accounted for using the direct financing method	8,069	9,650
Real estate held for sale	13,606	29,373
Cash and cash equivalents	114,267	1,364
Receivables, net of allowance of $2,273 and $1,119, respectively	3,797	4,317
Accrued rental income, net of allowance of $1,842 and $1,936, respectively	25,387	25,916
Debt costs, net of accumulated amortization of $14,118 and $12,667, respectively	4,081	5,380
Other assets	80,474	80,896
Total assets	$7,103,438	$6,560,534
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$—	$120,500
Mortgages payable, including unamortized premium and net of unamortized debt costs	12,694	13,300
Notes payable, net of unamortized discount and unamortized debt costs	2,838,701	2,446,407
Accrued interest payable	19,519	20,311
Other liabilities	77,919	119,106
Total liabilities	2,948,833	2,719,624
Commitments and contingencies (Note 18)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 161,503,585 and 153,577,028 shares issued and outstanding, respectively	1,616	1,537
Capital in excess of par value	3,950,055	3,599,475
Accumulated deficit	(424,225)	(379,181)
Accumulated other comprehensive income (loss)	(5,696)	(13,738)
Total stockholders’ equity of NNN	4,154,250	3,840,593
Noncontrolling interests	355	317
Total equity	4,154,605	3,840,910
Total liabilities and equity	$7,103,438	$6,560,534
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income from operating leases	$602,131	$565,405	$512,883
Earned income from direct financing leases	923	978	1,336
Percentage rent	1,561	1,700	1,735
Real estate expense reimbursement from tenants	16,784	15,512	14,984
Interest and other income from real estate transactions	1,262	1,338	2,709
	622,661	584,933	533,647
Operating expenses:
General and administrative	34,248	33,805	36,508
Real estate	25,099	23,105	20,852
Depreciation and amortization	174,398	173,720	149,101
Impairment – commercial mortgage residual interests valuation	—	—	6,830
Impairment losses – real estate and other charges, net of recoveries	28,211	8,955	11,287
Retirement severance costs	1,013	7,845	—
	262,969	247,430	224,578
Gain on disposition of real estate	65,070	36,655	27,182
Earnings from operations	424,762	374,158	336,251
Other expenses (revenues):
Interest and other income	(1,810)	(322)	(170)
Interest expense	115,847	109,109	96,352
Real estate acquisition costs	—	—	563
Loss on early extinguishment of debt	18,240	—	—
	132,277	108,787	96,745
Net earnings	292,485	265,371	239,506
Earnings attributable to noncontrolling interests	(38)	(398)	(6)
Net earnings attributable to NNN	$292,447	$264,973	$239,500

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME – CONTINUED
(dollars in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net earnings attributable to NNN	$292,447	$264,973	$239,500
Series D preferred stock dividends	—	(3,598)	(19,047)
Series E preferred stock dividends	(16,387)	(16,387)	(16,387)
Series F preferred stock dividends	(17,940)	(17,940)	(3,189)
Excess of redemption value over carrying value of Series D preferred shares redeemed	—	(9,855)	—
Net earnings available to common stockholders	$258,120	$217,193	$200,877
Net earnings per share of common stock:
Basic	$1.65	$1.45	$1.39
Diluted	$1.65	$1.45	$1.38
Weighted average number of common shares outstanding:
Basic	155,744,601	149,111,188	144,176,224
Diluted	156,295,619	149,432,641	144,660,633
Other comprehensive income:
Net earnings attributable to NNN	$292,447	$264,973	$239,500
Amortization of interest rate hedges	3,664	1,932	2,802
Fair value of forward starting swaps	4,080	(7,688)	13,345
Net loss – commercial mortgage residual interests	—	—	(4,454)
Net gain – available-for-sale securities	298	209	468
Comprehensive income attributable to NNN	$300,489	$259,426	$251,661

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2018, 2017 and 2016
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
Years Ended December 31, 2018, 2017 and 2016
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

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED
Years Ended December 31, 2018, 2017 and 2016
(dollars in thousands, except per share data)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2017	$—	$287,500	$345,000	$1,537	$3,599,475	$(379,181)	$(13,738)	$3,840,593	$317	$3,840,910
Net earnings	—	—	—	—	—	292,447	—	292,447	38	292,485
Dividends declared and paid:
$1.42500 per depositary share of Series E preferred stock	—	—	—	—	—	(16,387)	—	(16,387)	—	(16,387)
$1.30000 per depositary share of Series F preferred stock	—	—	—	—	—	(17,940)	—	(17,940)	—	(17,940)
$1.95 per share of common stock	—	—	—	3	12,960	(303,164)	—	(290,201)	—	(290,201)
Issuance of common stock:
40,731 shares – director compensation	—	—	—	—	1,375	—	—	1,375	—	1,375
10,101 shares – stock purchase plan	—	—	—	—	426	—	—	426	—	426
7,378,163 shares – ATM equity program	—	—	—	74	331,944	—	—	332,018	—	332,018
Issuance of 221,484 shares of restricted common stock	—	—	—	2	(91)	—	—	(89)	—	(89)
Stock issuance costs	—	—	—	—	(3,947)	—	—	(3,947)	—	(3,947)
Amortization of deferred compensation	—	—	—	—	7,913	—	—	7,913	—	7,913
Amortization of interest rate hedges	—	—	—	—	—	—	3,664	3,664	—	3,664
Fair value of forward starting swaps	—	—	—	—	—	—	4,080	4,080	—	4,080
Valuation adjustments – available-for-sale securities	—	—	—	—	—	—	298	298	—	298
Balances at December 31, 2018	$—	$287,500	$345,000	$1,616	$3,950,055	$(424,225)	$(5,696)	$4,154,250	$355	$4,154,605
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$292,485	$265,371	$239,506
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	174,398	173,720	149,101
Impairment losses – real estate and other charges, net of recoveries	28,211	4,953	11,294
Impairment – commercial mortgage residual interests valuation	—	—	6,830
Loss on early extinguishment of debt	18,240	—	—
Amortization of notes payable discount	3,263	1,788	1,394
Amortization of debt costs	4,611	3,502	3,086
Amortization of mortgages payable premium	(85)	(85)	(147)
Amortization of interest rate hedges	3,664	1,932	2,802
Settlement of forward starting swaps	4,080	(7,688)	13,345
Gain on disposition of real estate	(65,070)	(36,655)	(27,182)
Performance incentive plan expense	10,417	14,223	11,401
Performance incentive plan payment	(432)	(862)	(581)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in real estate leased to others using the direct financing method	874	884	1,364
Increase in receivables	(203)	(175)	(74)
Increase in accrued rental income	(747)	(1,752)	(252)
Decrease in other assets	793	1,960	1,663
Increase (decrease) in accrued interest payable	(792)	646	(448)
Increase (decrease) in other liabilities	(1,516)	(90)	2,636
Other	(282)	(115)	(401)
Net cash provided by operating activities	471,909	421,557	415,337
Cash flows from investing activities:
Proceeds from the disposition of real estate	148,476	97,245	104,117
Additions to real estate:
Accounted for using the operating method	(756,971)	(721,893)	(885,966)
Principal payments on mortgages and notes receivable	—	1,250	4,141
Other	(876)	(2,159)	(2,235)
Net cash used in investing activities	(609,371)	(625,557)	(779,943)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Proceeds from line of credit payable	$1,599,500	$1,501,700	$1,330,200
Repayment of line of credit payable	(1,720,000)	(1,381,200)	(1,330,200)
Repayment of mortgages payable	(538)	(510)	(9,962)
Proceeds from notes payable	692,913	398,372	346,140
Repayment of notes payable	(300,000)	(250,000)	—
Payment for early extinguishment of debt	(18,240)	—	—
Payment of debt issuance costs	(7,156)	(7,837)	(3,362)
Proceeds from issuance of common stock	345,324	256,764	278,040
Proceeds from issuance of Series F preferred stock	—	—	345,000
Stock issuance costs	(3,947)	(3,836)	(15,204)
Redemption of Series D preferred stock	—	(287,500)	—
Payment of Series D preferred stock dividends	—	(3,598)	(19,047)
Payment of Series E preferred stock dividends	(16,387)	(16,387)	(16,387)
Payment of Series F preferred stock dividends	(17,940)	(17,940)	(3,189)
Payment of common stock dividends	(303,164)	(277,120)	(257,007)
Noncontrolling interest distributions	—	(84)	(136)
Net cash provided by (used in) financing activities	250,365	(89,176)	644,886
Net increase (decrease) in cash, cash equivalents and restricted cash	112,903	(293,176)	280,280
Cash, cash equivalents and restricted cash at beginning of year(1)	1,364	294,540	14,260
Cash, cash equivalents and restricted cash at end of year(1)	$114,267	$1,364	$294,540
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$107,861	$103,761	$91,403
Taxes received	$—	$(15)	$(155)
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in other comprehensive income	$(8,042)	$5,547	$(12,161)
Change in lease classification (direct financing lease to operating lease)	$565	$696	$1,924
Change in lease classification (operating lease to direct financing lease)	$258	$—	$—

(1)
Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Consolidated Balance Sheets. NNN did not have restricted cash or cash held in escrow at December 31, 2018, 2017 and 2016.

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

Note 1 – Organization and Summary of Significant Accounting Policies:
Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust ("REIT") formed in 1984. The term "NNN" or the "Company" refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN may elected to treat certain subsidiaries as taxable REIT subsidiaries, ("TRS").
NNN's assets primarily include real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property").

December 31, 2018
Property Portfolio:
Total properties	2,969
Gross leasable area (square feet)	30,487,000
States	48
Weighted average remaining lease term (years)	11.5
NNN's operations are reported within one operating segment in the consolidated financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties.
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. For the years ended December 31, 2018, 2017 and 2016, NNN recorded $2,675,000, $2,435,000 and $1,738,000, respectively, in capitalized interest during development.
Purchase Accounting for Acquisition of Real Estate Subject to a Lease – In accordance with the FASB guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, as applicable, based on their respective fair values. Prior to the adoption of ASU 2017-01, "Business Combinations (Topic 805): Clarifying the definition of a Business," on January 1, 2017, acquisition and closing costs incurred on the acquisition of real estate with an in-place lease were expensed as incurred and recorded as real estate acquisition costs on the Consolidated Statements of Income and Comprehensive Income.
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
Intangible assets and liabilities consisted of the following as of December 31 (dollars in thousands):

	2018	2017
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,175	$16,583
Less: accumulated amortization	(9,239)	(9,299)
Above-market in-place leases, net	$5,936	$7,284

In-place leases	$104,871	$104,592
Less: accumulated amortization	(60,797)	(61,004)
In-place leases, net	$44,074	$43,588

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$41,554	$44,468
Less: accumulated amortization	(25,258)	(26,055)
Below-market in-place leases, net	$16,296	$18,413

The amounts amortized as a net increase to rental income for capitalized above-market and below-market leases for the years ended December 31, 2018, 2017, and 2016 were $2,622,000, $3,355,000, and $2,842,000, respectively. The value of in-place leases amortized to expense for the years ended December 31, 2018, 2017, and 2016 was $9,209,000, $18,841,000, and $13,403,000, respectively.

The following is a schedule of the amortization of acquired above-market and below-market in-place lease intangibles and the amortization of the in-place lease intangibles at December 31, 2018 (dollars in thousands):

	Net Increase to Rental Income	Increase To Amortization Expense
2019	$730	$6,716
2020	676	6,000
2021	562	5,285
2022	440	4,817
2023	358	4,309
Thereafter	7,594	16,947

Weighted average amortization period (years)	18.7	9.8
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
Restricted Cash and Cash Held in Escrow – Restricted cash and cash held in escrow include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN.
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
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 at December 31, 2018 and 2017, are included in mortgages payable on the Consolidated Balance Sheets net of accumulated amortization of $73,000 and $55,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $26,932,000 and $22,682,000 at December 31, 2018 and 2017, respectively, are included in notes payable on the Consolidated Balance Sheets net of accumulated amortization of $6,705,000 and $6,337,000, respectively.

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

	2018	2017	2016
Basic and Diluted Earnings:
Net earnings attributable to NNN	$292,447	$264,973	$239,500
Less: Series D preferred stock dividends	—	(3,598)	(19,047)
Less: Series E preferred stock dividends	(16,387)	(16,387)	(16,387)
Less: Series F preferred stock dividends	(17,940)	(17,940)	(3,189)
Less: Excess of redemption value over carrying value of Series D preferred shares redeemed	—	(9,855)	—
Net earnings available to common stockholders	258,120	217,193	200,877
Less: Earnings attributable to unvested restricted shares	(548)	(531)	(695)
Net earnings used in basic and diluted earnings per share	$257,572	$216,662	$200,182

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	156,490,901	149,840,116	145,014,422
Less: Unvested restricted shares	(280,633)	(285,585)	(390,522)
Less: Unvested contingent restricted shares	(465,667)	(443,343)	(447,676)
Weighted average number of shares outstanding used in basic earnings per share	155,744,601	149,111,188	144,176,224
Effects of dilutive securities:
Other	551,018	321,453	484,409
Weighted average number of shares outstanding used in diluted earnings per share	156,295,619	149,432,641	144,660,633
Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2018, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state income, franchise and excise taxes.
NNN may elect to treat certain subsidiaries as taxable REIT subsidiaries pursuant to the provisions of the REIT Modernization Act. A taxable REIT subsidiary is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of NNN which occur within its TRS entities are subject to federal and state income taxes (See Note 11). All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NNN’s taxable REIT subsidiaries and to the Orange Avenue Mortgage Investments, Inc. ("OAMI"), a wholly owned qualified REIT subsidiary, built-in gain tax liability.
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gain or Loss on Cash Flow Hedges(1)		Gains and Losses on Available-for-Sale Securities	Total
Beginning balance, December 31, 2016	$(8,899)		$708	$(8,191)

Other comprehensive income (loss)	(7,688)		209	(7,479)
Reclassifications from accumulated other comprehensive income to net earnings	1,932	(2)	—	1,932
Net current period other comprehensive income (loss)	(5,756)		209	(5,547)
Ending balance, December 31, 2017	(14,655)		917	(13,738)

Other comprehensive income (loss)	4,080		298	4,378
Reclassifications from accumulated other comprehensive income to net earnings	3,664	(2)	—	3,664
Net current period other comprehensive income (loss)	7,744		298	8,042
Ending balance, December 31, 2018	$(6,911)		$1,215	$(5,696)
(1) Additional disclosure is included in Note 12 – Derivatives.
(2) Reclassifications out of other comprehensive income (loss) are recorded in interest expense on the Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
New Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued final guidance that requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Effective January 1, 2019, NNN will adopt the lease guidance using the modified retrospective approach in which the cumulative effect of applying the new standard will be recognized at the date of initial application with an adjustment to NNN’s opening balance of accumulated earnings.  NNN plans to elect the package of practical expedients, the land easement practical expedient and the lease and non-lease component practical expedient. NNN is currently evaluating the potential impact the adoption of ASU 2016-02 will have on its financial position or results of operations.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The FASB issued final guidance that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The adoption of ASU 2018-13 will not have a significant impact on NNN's financial position or results of operations.

Use of Estimates – Additional critical accounting policies of NNN include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities are required to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant accounting policies include management’s estimates of the useful lives used in calculating depreciation expense relating to real estate assets purchase accounting for acquisition of real estate subject to a lease, and the recoverability of the carrying value of long-lived assets. Actual results could differ from those estimates.
Reclassification – Certain items in the prior year's consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2018 presentation.
Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to change the presentation of gain on disposition of real estate on the Consolidated Statements of Income and Comprehensive Income. NNN has included gain on disposition of real estate as a component of earnings from operations to present gain and losses on dispositions of properties in accordance with ASC 360-10-45-5. The change was made for the prior periods as the Securities and Exchange Commission (the "Commission") has eliminated Rule 3-15(a) of Regulation S-X as part of Release No. 33-10532; 34-83875; IC-33203, which had required REITs to present gain and losses on disposition of properties outside of continuing operations in the income statement.

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases at December 31, 2018:

Lease classification:
Operating	2,970
Direct financing	8
Building portion – direct financing / land portion – operating	1
Weighted average remaining lease term (years)	11.5

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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of December 31 (dollars in thousands):

	2018	2017
Land and improvements (1)	$2,374,005	$2,282,919
Buildings and improvements	5,477,479	4,948,057
Leasehold interests	3,630	5,261
	7,855,114	7,236,237
Less accumulated depreciation and amortization	(1,009,374)	(874,519)
	6,845,740	6,361,718
Work in progress - improvements	8,017	41,920
	$6,853,757	$6,403,638
(1) Includes $5,571 and $25,799 in land for Properties under construction at December 31, 2018 and 2017, respectively.

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2018, 2017 and 2016, NNN recognized $309,000, $1,411,000 and ($12,000), respectively, of such income, net of reserves. At December 31, 2018 and 2017, the balance of accrued rental income was $25,387,000 and $25,916,000, respectively, net of allowance of $1,842,000 and $1,936,000, respectively.
The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at December 31, 2018 (dollars in thousands):

2019	$613,402
2020	599,805
2021	579,904
2022	550,022
2023	522,386
Thereafter	4,243,077
$7,108,596

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
Real Estate Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2018	2017
Minimum lease payments to be received	$10,899	$9,339
Estimated unguaranteed residual values	4,395	4,967
Less unearned income	(7,225)	(4,656)
Net investment in direct financing leases	$8,069	$9,650

The following is a schedule of future minimum lease payments to be received on direct financing leases held for investment at December 31, 2018 (dollars in thousands):

2019	$1,464
2020	1,013
2021	889
2022	895
2023	895
Thereafter	5,743
$10,899
The table above does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or contingent rental payments that may become due in future periods (see Real Estate Portfolio – Accounted for Using the Operating Method).

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of December 31, 2018, NNN had three of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2017, included five properties, two of which were sold in 2018. Real estate held for sale consisted of the following as of December 31 (dollars in thousands):

	2018	2017
Land and improvements	$8,606	$9,411
Building and improvements	26,147	27,342
	34,753	36,753
Less accumulated depreciation and amortization	(6,897)	(6,602)
Less impairment	(14,250)	(778)
	$13,606	$29,373
Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties for the years ended December 31 (dollars in thousands):

	2018		2017		2016
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	61	$65,070	48	$36,655	38	$27,182
Real Estate – Commitments
NNN has committed to fund construction on 19 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of December 31, 2018, are outlined in the table below (dollars in thousands):

Total commitment(1)	$34,756
Less amount funded	13,588
Remaining commitment	$21,168

(1)	Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company’s review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $28,211,000, $4,953,000 and $8,025,000 for the year ended December 31, 2018, 2017 and 2016, respectively.
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

Note 3 – Commercial Mortgage Residual Interests:
As of December 31, 2015, NNN held the commercial mortgage residual interests (“Residuals”) from seven loan securitizations. In 2016, the loan servicer of five of the securitizations exercised its clean-up call option. These clean-up calls allowed the servicers to purchase all of the trusts’ assets, thereby terminating future cash distributions payable to NNN as the holder of these residual interests. During the year ended December 31, 2016, NNN recorded an other than temporary valuation impairment of $6,830,000 as a reduction of earnings from operations. The other than temporary valuation impairment recorded during the year ended December 31, 2016 related to the execution of the clean-up call option on the five securitizations, as well as the fair value adjustment on the remaining two securitizations. As of December 31, 2018 and 2017, the remaining two Residuals are recorded at a fair value of $36,000 and included in other assets on the Consolidated Balance Sheets. There were no other than temporary valuation impairments recorded during the years ended December 31, 2018 and 2017.

Note 4 – Line of Credit Payable:
In October 2017, NNN amended its credit agreement to increase the borrowing capacity under its unsecured revolving credit facility from $650,000,000 to $900,000,000 and amend certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $121,587,000 and a weighted average interest rate of 2.8% for the year ended December 31, 2018. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. As of December 31, 2018, the Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,600,000,000. As of December 31, 2018, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility.
In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment and dividend limitations. At December 31, 2018, NNN was in compliance with those covenants.

Note 5 – Mortgages Payable:
The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered	Initial Balance	Interest Rate	Maturity(2)	Carrying Value of Encumbered Asset(s)(3)	Outstanding Principal Balance at December 31,
					2018	2017
November 2014(1)	15,151	5.23%	July 2023	$20,430	$12,768	$13,392

Debt costs					(147)	(147)
Accumulated amortization					73	55
Debt costs, net of accumulated amortization					(74)	(92)
Mortgages payable, including unamortized premium and net of unamortized debt costs					$12,694	$13,300

(1)	Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan. Initial balance and outstanding principal balance includes unamortized premium.

(2)	Monthly payments include interest and principal; the balance is due at maturity.

(3)	The loan is secured by a first mortgage lien on five of the Properties. The carrying values of the assets at December 31, 2018.

The following is a schedule of the scheduled principal payments, including premium amortization of NNN’s mortgages payable at December 31, 2018 (dollars in thousands):

2019	$652
2020	682
2021	716
2022	750
2023	9,968
$12,768

Note 6 – Notes Payable:
Each of NNN’s outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(1)	Net Price	Stated Rate	Effective Rate(2)	Maturity Date
2022	August 2012	$325,000	$4,989	$320,011	3.800%	3.985%	October 2022
2023(3)	April 2013	350,000	2,594	347,406	3.300%	3.388%	April 2023
2024(4)	May 2014	350,000	707	349,293	3.900%	3.924%	June 2024
2025(5)	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025
2026(6)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026
2027(7)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027
2028(8)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048

(1)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(2)	Includes the effects of the discount at issuance.

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

(8)
NNN entered into two forward starting swaps with an aggregate notional amount of $250,000. Upon issuance of the 2028 Notes, NNN terminated the forward starting swaps resulting in a gain of $4,080, which was deferred in other comprehensive income. The gain is being amortized over the term of the notes using the effective interest method.

Each series of the notes represents senior, unsecured obligations of NNN and is subordinated to all secured indebtedness of NNN. Each of the notes is redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus all accrued and unpaid interest thereon through the redemption date and (ii) the make-whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.
In connection with the outstanding debt offerings, NNN incurred debt issuance costs totaling $26,932,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses.

Debt issuance costs for all note issuances have been deferred and presented as a reduction to notes payable and are being amortized over the term of the respective notes using the effective interest method.
In October 2017, NNN repaid the $250,000,000 6.875% notes payable that were due in October 2017.
In October 2018, NNN redeemed the $300,000,000 5.500% notes payable that were due in July 2021. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $18,240,000, and (ii) all accrued and unpaid interest.
NNN’s long-term debt maturities for the next five years include the 2022 Notes and 2023 Notes for an aggregate principal balance of $675,000,000.
In accordance with the terms of the indenture, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2018, NNN was in compliance with those covenants.

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
The Preferred Stock Shares underlying the depositary shares rank senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Preferred Stock Shares have no maturity date and will remain outstanding unless redeemed. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Preferred Stock Shares, NNN may redeem the Preferred Stock Shares underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Preferred Stock Shares into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of May 2018, the Series E Preferred Stock Shares are redeemable by NNN. As of February 12, 2019, the Series F Preferred Stock Shares were not redeemable.
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

Note 8 – Common Stock:
In February 2018, NNN filed a shelf registration statement with the Commission which permits the issuance by NNN of an indeterminate amount of debt and equity securities.

Dividend Reinvestment and Stock Purchase Plan. In February 2018, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of 10,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for the year ended December 31 (dollars in thousands):

	2018	2017	2016
Shares of common stock	311,048	229,696	187,626
Net proceeds	$13,264	$9,391	$8,340
At-The-Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2018 ATM	2016 ATM	2015 ATM
Established date	February 2018	March 2016	February 2015
Termination date	February 2021	February 2018	March 2016
Total allowable shares	12,000,000	12,000,000	10,000,000
Total shares issued as of December 31, 2018	7,378,163	10,044,656	9,852,465
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Shares of common stock	7,378,163	5,821,366	5,716,222
Average price per share (net)	$44.48	$41.88	$46.48
Net proceeds	$328,196	$243,822	$265,696
Stock issuance costs(1)	$3,821	$3,782	$4,266
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Note 9 – Employee Benefit Plan:
Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of NNN. The Retirement Plan permits participants to defer a portion of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN generally matches 60 percent of the first eight percent of a participant’s contributions. Additionally, NNN may make discretionary contributions. NNN’s contributions to the Retirement Plan for the years ended December 31, 2018, 2017 and 2016 totaled $516,000, $514,000 and $491,000, respectively.

Note 10 – Dividends:
The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2018	2017	2016
Dividends	$303,164	$277,120	$257,007
Per share	1.950	1.860	1.780

On January 15, 2019, NNN declared a dividend of $0.500 per share, payable February 15, 2019, to its common stockholders of record as of January 31, 2019.

The following presents the characterization for tax purposes of common stock dividends per share paid to stockholders for the years ended December 31:

	2018		2017	2016
Ordinary dividends	$1.658604	(1)	$1.559781	$1.513705
Capital gain	0.015534		0.035041	—
Unrecaptured Section 1250 Gain	0.042818		0.012194	—
Nontaxable distributions	0.233044		0.252984	0.266295
	$1.950000		$1.860000	$1.780000

(1)	Eligible for the 20% qualified business income deduction under section 199A of the Code that was established by the Tax Cuts and Jobs Act signed into law on December 22, 2017 ("TCJA").
The following presents the characterization for tax purposes of Series D, E and F Preferred Stock dividends per share and dividends declared and paid to stockholders for the year ended December 31 (dollars in thousands, except per share data):

	Series F(1)				Series E(2)				Series D(3)
	2018		2017	2016	2018		2017	2016	2017	2016
Ordinary dividends	$1.255820	(4)	$1.261789	$0.231111	$1.376571	(4)	$1.383115	$1.425000	$0.303652	$1.656250
Capital gain	0.011761		0.028345	—	0.012892		0.031071	—	0.006821	—
Unrecaptured Section 1250 Gain	0.032419		0.009866	—	0.035537		0.010814	—	0.002374	—
Dividend paid per share	$1.300000		$1.300000	$0.231111	$1.425000		$1.425000	$1.425000	$0.312847	$1.656250

Dividends declared and paid	$17,940		$17,940	$3,189	$16,387		$16,387	$16,387	$3,598	$19,047
(1) The Series F Preferred Stock was issued in October 2016 and has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
(2) The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. As of May 2018, the Series E Preferred Stock is redeemable by NNN.
(3) The Series D Preferred Stock was redeemed in February 2017. The dividends paid in 2017 include accumulated and unpaid dividends through the redemption date.
(4) Eligible for the 20% qualified business income deduction under section 199A of the Code that was established by the TCJA.

Note 11 – Income Taxes:
For income tax purposes, NNN may elect to treat certain subsidiaries as taxable REIT subsidiaries in which certain real estate activities may be conducted.
NNN currently has no TRS entities. The following information relates to former TRS entities.

The significant components of the net deferred income tax asset consist of the following at December 31 (dollars in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carryforward	$3,899	$3,899
Valuation allowance	(3,858)	(3,858)
Total deferred tax assets	41	41

Deferred tax liabilities:
Built-in gain	(41)	(41)
Total deferred tax liabilities	(41)	(41)

Net deferred tax asset	$—	$—

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by NNN’s former taxable REIT subsidiaries. The net operating loss carryforwards begin to expire in 2028. Management believes it is unlikely that NNN will realize all of the benefits of these deductible differences that existed as of December 31, 2018 and 2017.
There was no change in the valuation allowance for the year ended December 31, 2018. The decrease in the valuation allowance for the year ended December 31, 2017 was $1,885,000.
For the years ended December 31, 2018, 2017, and 2016, there was no net income tax expense or benefit to NNN's former TRS entities. The total income tax benefit (expense) differs from the amount computed by applying the statutory federal tax rate to net earnings before taxes as follows for the years ended December 31 (dollars in thousands):

	2018	2017(1)	2016
Loss carryforwards increase (decrease)	$—	$(2,019)	$55
Built-in gain tax liability	—	134	22
Valuation allowance (increase) decrease	—	1,885	(77)
Total tax expense	$—	$—	$—

(1)	The changes for the year ended December 31, 2017, includes an amount attributable to the federal tax rate change within the TCJA. The net income statement effect of the federal rate change is zero.
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
NNN has had no unrecognized tax benefits during any of the years presented. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses. The periods that remain open under federal statute are 2015 through 2018. NNN also files in many states with varying open years under statute.

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
As of December 31, 2018, $6,911,000 remains in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the years ended December 31, 2018, 2017 and 2016, NNN reclassified $3,664,000, $1,932,000 and $2,802,000, respectively, out of other comprehensive income as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $1,306,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2018.

Note 13 – Performance Incentive Plan:
In May 2017, NNN filed a registration statement on Form S-8 with the Commission which permits the issuance of up to 1,800,000 shares of common stock pursuant to NNN’s 2017 Performance Incentive Plan (the “2017 Plan”). The 2017 Plan replaced NNN’s previous 2007 Performance Incentive Plan (the "2007 Plan"). The 2017 Plan allows NNN to award or grant to key employees, directors and persons performing consulting or advisory services for NNN or its affiliates, stock options, stock awards, stock appreciation rights, Phantom Stock Awards, Performance Awards and Leveraged Stock Purchase Awards, each as defined in the 2017 Plan.

There were no stock options outstanding or exercisable at December 31, 2018.

Pursuant to the 2017 Plan, NNN has granted and issued shares of restricted stock to certain officers and key associates of NNN. The following summarizes the restricted stock activity for the year ended December 31, 2018:

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	735,323	$42.65
Restricted shares granted	291,281	37.06
Restricted shares vested	(175,243)	40.43
Restricted shares forfeited	(67,153)	41.00
Restricted shares repurchased	(2,644)	40.43
Non-vested restricted shares, December 31(1)	781,564	41.21

(1)	Includes grants made in 2015 and 2016 pursuant to the 2007 Plan to NNN's retired CEO. The performance criteria will be complete January 1, 2019 and 2020, respectively.
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
During the years ended December 31, 2018 and 2017, NNN granted 175,626 and 169,495, respectively, performance based shares subject to its total stockholder return after a three year period relative to its peers. The shares were granted to certain executive officers and had weighted average grant price of $37.06 and $43.73, respectively, per share. Once the performance criteria are met and the actual number of shares earned is determined, the shares vest immediately. For the 2018 and 2017 grants, the conditions are based on market conditions, and the fair value was determined at the grant date (for a fair value share price of $23.70 and $25.77, respectively). Compensation expense is recognized over the requisite service period for both grants.
The following summarizes other grants made during the year ended December 31, 2018, pursuant to the 2017 Plan.

	Shares	Weighted Average Share Price
Other share grants under the 2017 Plan:
Directors’ fees	15,712	$41.75
Deferred directors’ fees	24,869	41.89
	40,581	41.84
Shares available under the 2017 Plan for grant, end of period	1,471,231

The total compensation expense for share-based payments for the years ended December 31, 2018, 2017 and 2016 totaled $9,282,000, $12,971,000 and $10,758,000, respectively. At December 31, 2018, NNN had $11,029,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2017 Plan. This cost is expected to be recognized over a weighted average period of 2.3 years. In addition, NNN recognized no performance based long-term incentive cash compensation expense for the years ended December 31, 2018, 2017 and 2016.

Note 14 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at December 31, 2018 and 2017, approximate fair value based upon current market prices of comparable instruments (Level 3). At December 31, 2018 and 2017, the carrying value and fair value of NNN’s notes payable net of unamortized discount and excluding debt costs, was $2,813,583,000 and $2,507,106,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 15 – Quarterly Financial Data (unaudited):
The following table outlines NNN’s quarterly financial data (dollars in thousands, except per share data):

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues as originally reported	$152,861	$155,555	$155,526	$160,529
Net earnings	103,289	70,583	82,042	36,572
Net earnings attributable to NNN	103,280	70,573	82,032	36,562
Net earnings per share(1):
Basic	$0.62	$0.40	$0.47	$0.17
Diluted	0.62	0.40	0.47	0.17

2017
Revenues as originally reported	$141,569	$145,587	$147,769	$150,330
Net earnings	73,648	58,409	61,129	72,185
Net earnings attributable to NNN	73,657	58,028	61,120	72,168
Net earnings per share(1):
Basic	$0.35	$0.33	$0.35	$0.42
Diluted	0.35	0.33	0.35	0.42

(1)	Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount.

Note 16 – Segment Information:

For the years ended December 31, 2018, 2017 and 2016, NNN’s operations are reported within one operating segment in the consolidated financial statements and all properties are part of the Properties or Property Portfolio.

Note 17 – Major Tenants:
As of December 31, 2018, NNN had no tenants that accounted for ten percent or more of its rental and earned income.

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

Note 19 – Subsequent Events:
NNN reviewed all subsequent events and transactions that have occurred after December 31, 2018, the date of the consolidated balance sheet. There were no reportable subsequent events or transactions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.
NNN carried out an assessment as of December 31, 2018, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Rules adopted by the Commission require NNN to present the conclusions of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer about the effectiveness of NNN’s disclosure controls and procedures and the conclusions of NNN’s management about the effectiveness of NNN’s internal control over financial reporting as of the end of the period covered by this annual report.
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
Assessment of Effectiveness of Disclosure Controls and Procedures.
Based upon the assessments, NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of December 31, 2018, NNN’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting.
Management, including NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework to assess the effectiveness of NNN’s internal control over financial reporting. Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, NNN’s internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm.
Ernst & Young LLP, NNN’s independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and in connection therewith has issued an attestation report on NNN’s effectiveness of internal control over financial reporting as of December 31, 2018, which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2018, there were no changes in NNN’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, NNN’s internal control over financial reporting.
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
Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the sections thereof captioned "Executive Compensation – Equity Compensation Plan Information" and “Security Ownership”, and such information is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		The following documents are filed as part of this report

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	39

		Consolidated Balance Sheets as of December 31, 2018 and 2017	41

		Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	42

		Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016	44

		Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	47

		Notes to Consolidated Financial Statements	49

	(2)	Financial Statement Schedules

		Schedule III – Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2018

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

4.6
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.7
Form of Twelfth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.300% Notes due 2023 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.8
Form of 3.300% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.9
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

4.11
Form of Thirteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.900% Notes due 2024 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.12
Form of 3.900% Notes due 2024 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.13
Form of Fourteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.000% Notes due 2025 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

4.14
Form of 4.000% Notes due 2025 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

4.15
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

4.17
Form of Fifteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.60% Notes due 2026 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.18
Form of 3.60% Notes due 2026 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.19
Form of Sixteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.50% Notes due 2027 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 19, 2017, and incorporated herein by reference).

4.20
Form of 3.50% Notes due 2027 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 19, 2017, and incorporated herein by reference).

4.21
Form of Seventeenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.300% Notes due 2028 and 4.800% Notes due 2048 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 27, 2018, and incorporated herein by reference).

4.22
Form of 4.300% Notes due 2028 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 27, 2018, and incorporated herein by reference).

4.23
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

10.28
Amended and Restated Deferred Fee Plan for Directors, dated as of August 16, 2018 (filed as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 2018, and incorporated herein by reference).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Registered Public Accounting Firm

	23.1	Ernst & Young LLP dated February 12, 2019 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).
101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2018, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February 2019.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Julian E. Whitehurst
Julian E. Whitehurst
Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints each of Julian E. Whitehurst, Kevin B. Habicht and Michelle L. Miller as his or her attorney-in-fact and agent, with full power of substitution and resubstitution for him or her in any and all capacities, to sign any or all amendments to this report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his or her substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Julian E. Whitehurst	Chief Executive Officer, President and Director	February 12, 2019
Julian E. Whitehurst

/s/ Don DeFosset	Chairman of the Board	February 12, 2019
Don DeFosset

/s/ Pamela K. Beall	Director	February 12, 2019
Pamela K. Beall

/s/ Steven D. Cosler	Director	February 12, 2019
Steven D. Cosler

/s/ David M. Fick	Director	February 12, 2019
David M. Fick

/s/ Edward J. Fritsch	Director	February 12, 2019
Edward J. Fritsch

______________	Director
Betsy D. Holden

/s/ Sam L. Susser	Director	February 12, 2019
Sam L. Susser

/s/ Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial Officer), Executive Vice President, Assistant Secretary and Treasurer	February 12, 2019
Kevin B. Habicht

/s/ Michelle L. Miller	Chief Accounting Officer (Principal Accounting Officer) and Executive Vice President	February 12, 2019
Michelle L. Miller

Exhibit Index

3.	Articles of Incorporation and Bylaws

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

4.6
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.7
Form of Twelfth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.300% Notes due 2023 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.8
Form of 3.300% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.9
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

4.11
Form of Thirteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.900% Notes due 2024 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.12
Form of 3.900% Notes due 2024 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.13
Form of Fourteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.000% Notes due 2025 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

4.14
Form of 4.000% Notes due 2025 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

4.15
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

4.17
Form of Fifteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.60% Notes due 2026 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.18
Form of 3.60% Notes due 2026 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.19
Form of Sixteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.50% Notes due 2027 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 19, 2017, and incorporated herein by reference).

4.20
Form of 3.50% Notes due 2027 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 19, 2017, and incorporated herein by reference).

4.21
Form of Seventeenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.300% Notes due 2028 and 4.800% Notes due 2048 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 27, 2018, and incorporated herein by reference).

4.22
Form of 4.300% Notes due 2028 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 27, 2018, and incorporated herein by reference).

4.23
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

10.28
Amended and Restated Deferred Fee Plan for Directors, dated as of August 16, 2018 (filed as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 2018, and incorporated herein by reference).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Registered Public Accounting Firm

	23.1	Ernst & Young LLP dated February 12, 2019 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2018, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2018
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
7-Eleven:
Tampa, FL	$—	$1,081	$917	$—	$—	$1,070	$917	$1,987	$454	1999	12/98	(g)	40
Austin, TX	—	900	3,571	—	—	900	3,571	4,471	727	2004	11/11		35
Austin, TX	—	259	1,361	—	—	259	1,361	1,620	388	1985	11/11		25
Austin, TX	—	1,101	2,987	—	—	1,101	2,987	4,088	608	2006	11/11		35
Beaumont, TX	—	239	2,031	—	—	239	2,031	2,270	413	2002	11/11		35
Beaumont, TX	—	124	2,968	—	—	124	2,968	3,092	705	1996	11/11		30
Beaumont, TX	—	115	1,543	—	—	115	1,543	1,658	366	1996	11/11		30
Bloomington, TX	—	38	3,093	—	—	38	3,093	3,131	881	1985	11/11		25
Bryan, TX	—	479	3,561	—	—	479	3,561	4,040	846	2000	11/11		30
Canyon Lake, TX	—	144	1,830	—	—	144	1,830	1,974	522	1977	11/11		25
Cedar Park, TX	—	833	1,705	—	—	833	1,705	2,538	347	2002	11/11		35
College Station, TX	—	393	3,342	—	—	393	3,342	3,735	794	2000	11/11		30
Corpus Christi, TX	—	383	3,093	—	—	383	3,093	3,476	630	2006	11/11		35
Edinburg, TX	—	431	2,193	—	—	431	2,193	2,624	521	1999	11/11		30
Edna, TX	—	67	1,897	—	—	67	1,897	1,964	541	1976	11/11		25
Kingsland, TX	—	153	2,691	—	—	153	2,691	2,844	767	1972	11/11		25
Kingsville, TX	—	163	1,485	—	—	163	1,485	1,648	423	1990	11/11		25
Laredo, TX	—	412	1,476	—	—	412	1,476	1,888	350	2001	11/11		30
Palacios, TX	—	29	1,667	—	—	29	1,667	1,696	475	1984	11/11		25
Pflugerville, TX	—	996	2,336	—	—	996	2,336	3,332	476	2002	11/11		35
Rio Bravo, TX	—	355	1,351	—	—	355	1,351	1,706	275	2002	11/11		35
Round Rock, TX	—	661	1,140	—	—	661	1,140	1,801	271	2000	11/11		30
San Antonio, TX	—	441	1,313	—	—	441	1,313	1,754	312	1999	11/11		30
Victoria, TX	—	259	2,346	—	—	259	2,346	2,605	557	1984	11/11		30
Victoria, TX	—	431	2,298	—	—	431	2,298	2,729	546	1986	11/11		30
West Orange, TX	—	220	2,088	—	—	220	2,088	2,308	496	1993	11/11		30
Winnie, TX	—	115	4,566	—	—	115	4,566	4,681	930	2002	11/11		35
Austin, TX	—	612	2,775	—	—	612	2,775	3,387	651	1999	12/11		30
Austin, TX	—	1,215	4,524	—	—	1,215	4,524	5,739	910	2004	12/11		35
Austin, TX	—	612	3,061	—	—	612	3,061	3,673	719	1999	12/11		30
Austin, TX	—	689	1,732	—	—	689	1,732	2,421	407	1999	12/11		30
Austin, TX	—	880	1,790	—	—	880	1,790	2,670	420	1998	12/11		30
Austin, TX	—	861	3,004	—	—	861	3,004	3,865	705	2001	12/11		30
Austin, TX	—	775	4,677	—	—	775	4,677	5,452	1,098	1996	12/11		30
Austin, TX	—	488	2,163	—	—	488	2,163	2,651	508	2000	12/11		30
Austin, TX	—	679	1,905	—	—	679	1,905	2,584	447	1999	12/11		30
Austin, TX	—	756	2,870	—	—	756	2,870	3,626	674	1999	12/11		30
Austin, TX	—	938	1,436	—	—	938	1,436	2,374	337	1998	12/11		30
Cedar Park, TX	—	536	1,914	—	—	536	1,914	2,450	449	1999	12/11		30
San Antonio, TX	—	985	3,253	—	—	976	3,253	4,229	763	1999	12/11		30
San Antonio, TX	—	899	2,593	—	—	899	2,593	3,492	522	2002	12/11		35
San Antonio, TX	—	919	2,344	—	—	919	2,344	3,263	472	2002	12/11		35
San Antonio, TX	—	631	2,851	—	—	631	2,851	3,482	669	1999	12/11		30
San Antonio, TX	—	412	2,010	—	—	412	2,010	2,422	472	1999	12/11		30
San Antonio, TX	—	545	3,148	—	—	545	3,148	3,693	739	1999	12/11		30
San Antonio, TX	—	766	1,474	—	—	766	1,474	2,240	346	1999	12/11		30
San Antonio, TX	—	947	2,535	—	—	947	2,535	3,482	595	1999	12/11		30
San Antonio, TX	—	469	2,727	—	—	469	2,727	3,196	640	1998	12/11		30
San Antonio, TX	—	679	2,937	—	—	679	2,937	3,616	689	1999	12/11		30
San Antonio, TX	—	632	1,991	—	—	632	1,991	2,623	467	2001	12/11		30
San Antonio, TX	—	603	2,048	—	—	603	2,048	2,651	481	1999	12/11		30
San Antonio, TX	—	411	2,555	—	—	411	2,555	2,966	600	1999	12/11		30
San Antonio, TX	—	517	2,670	—	—	517	2,670	3,187	627	1999	12/11		30
San Antonio, TX	—	909	1,359	—	—	904	1,359	2,263	319	1999	12/11		30
Universal City, TX	—	699	1,675	—	—	699	1,675	2,374	393	2001	12/11		30
Belpre, OH	—	408	759	—	—	408	759	1,167	135	1990	07/14		25
Charleston, WV	—	549	729	—	—	549	729	1,278	108	1995	07/14		30
Charleston, WV	—	689	974	—	—	689	974	1,663	145	1970	07/14		30
Clarksburg, WV	—	390	613	—	—	390	613	1,003	109	1978	07/14		25
Mannington, WV	—	218	745	—	—	218	745	963	111	1996	07/14		30
N. Belle Vernon, PA	—	438	1,165	—	—	438	1,165	1,603	208	1996	07/14		25
New Castle, PA	—	292	617	—	—	292	617	909	92	1983	07/14		30
Parkersburg, WV	—	422	739	—	—	422	739	1,161	110	1985	07/14		30
Parkersburg, WV	—	298	782	—	—	298	782	1,080	139	1988	07/14		25
Weston, WV	—	114	583	—	—	114	583	697	87	1995	07/14		30
7-Eleven (Susser/Stripes):
Laredo, TX	—	841	739	—	—	841	739	1,580	241	2001	12/05		40
Brownsville, TX	—	933	699	—	—	933	699	1,632	228	1999	12/05		40
Brownsville, TX	—	1,182	1,105	—	—	1,182	1,105	2,287	360	2000	12/05		40
Brownsville, TX	—	2,530	1,125	—	—	2,530	1,125	3,655	367	1990	12/05		40
Brownsville, TX	—	1,015	1,308	—	—	1,015	1,308	2,323	426	2003	12/05		40
Brownsville, TX	—	1,843	1,419	—	—	1,843	1,419	3,262	463	2000	12/05		40
Brownsville, TX	—	1,039	1,145	—	—	1,039	1,145	2,184	373	2004	12/05		40
Brownsville, TX	—	1,392	1,444	—	—	1,392	1,444	2,836	471	2005	12/05		40
Brownsville, TX	—	2,915	1,800	—	—	2,915	1,800	4,715	587	2000	12/05		40
Brownsville, TX	—	1,279	1,015	—	—	1,279	1,015	2,294	331	1990	12/05		40
Brownsville, TX	—	2,417	1,828	—	—	2,417	1,828	4,245	596	2000	12/05		40
Brownsville, TX	—	2,033	1,288	—	—	2,033	1,288	3,321	420	1995	12/05		40
Corpus Christi, TX	—	853	1,416	—	—	853	1,416	2,269	462	2005	12/05		40
Corpus Christi, TX	—	703	1,037	—	—	703	1,037	1,740	338	1986	12/05		40
Corpus Christi, TX	—	1,308	2,151	—	—	1,308	2,151	3,459	701	1995	12/05		40
Corpus Christi, TX	—	1,385	1,419	—	—	1,385	1,419	2,804	463	1982	12/05		40
Corpus Christi, TX	—	1,400	1,531	—	—	1,400	1,531	2,931	499	1984	12/05		40
Donna, TX	—	1,004	1,127	—	—	1,004	1,127	2,131	367	1995	12/05		40
Edinburg, TX	—	1,317	1,624	—	—	1,317	1,624	2,941	529	1999	12/05		40
Edinburg, TX	—	970	1,286	—	—	970	1,286	2,256	419	2003	12/05		40
Falfurias, TX	—	4,244	4,458	—	—	4,213	4,458	8,671	1,453	2002	12/05		40
Freer, TX	—	1,151	1,158	—	—	1,151	1,158	2,309	378	1984	12/05		40
George West, TX	—	1,243	695	—	—	1,243	695	1,938	227	1996	12/05		40
Harlingen, TX	—	755	601	—	—	755	601	1,356	196	1987	12/05		40
Harlingen, TX	—	754	1,152	—	—	754	1,152	1,906	376	1999	12/05		40
Harlingen, TX	—	906	953	—	—	906	953	1,859	311	1991	12/05		40
La Feria, TX	—	900	1,347	—	—	900	1,347	2,247	439	1988	12/05		40
Laredo, TX	—	1,495	1,400	—	—	1,495	1,400	2,895	457	1993	12/05		40
Laredo, TX	—	736	670	—	—	736	670	1,406	219	1984	12/05		40
Laredo, TX	—	675	533	—	—	675	533	1,208	174	1993	12/05		40
Laredo, TX	—	1,553	1,775	—	—	1,553	1,775	3,328	579	2000	12/05		40
Los Indios, TX	—	1,387	1,457	—	—	1,387	1,457	2,844	475	2005	12/05		40
McAllen, TX	—	975	1,030	—	—	975	1,030	2,005	336	2003	12/05		40
McAllen, TX	—	987	893	—	—	987	893	1,880	291	1999	12/05		40
Mission, TX	—	880	1,101	—	—	880	1,101	1,981	359	1999	12/05		40
Mission, TX	—	1,125	1,213	—	—	1,125	1,213	2,338	396	2003	12/05		40
Olmito, TX	—	3,688	2,880	—	—	3,688	2,880	6,568	939	2002	12/05		40
Pharr, TX	—	982	1,178	—	—	982	1,178	2,160	384	1988	12/05		40
Pharr, TX	—	2,426	1,881	—	—	2,426	1,881	4,307	613	2003	12/05		40
Pharr, TX	—	784	805	—	—	784	805	1,589	262	2000	12/05		40
Port Isabel, TX	—	2,062	1,299	—	—	2,062	1,299	3,361	423	1994	12/05		40
Portland, TX	—	656	915	—	—	656	915	1,571	298	1983	12/05		40
Progreso, TX	—	1,769	1,811	—	—	1,769	1,811	3,580	591	1999	12/05		40
Riviera, TX	—	2,351	2,158	—	—	2,351	2,158	4,509	704	2005	12/05		40
San Benito, TX	—	791	1,857	—	—	791	1,857	2,648	606	1994	12/05		40
San Benito, TX	—	1,103	1,586	—	—	1,103	1,586	2,689	517	2005	12/05		40
San Juan, TX	—	1,424	1,546	—	—	1,424	1,546	2,970	504	2004	12/05		40
San Juan, TX	—	1,124	1,172	—	—	1,124	1,172	2,296	382	1996	12/05		40
South Padre Island, TX	—	1,367	1,389	—	—	1,367	1,389	2,756	453	1988	12/05		40
Palmview, TX	—	835	1,372	—	—	835	1,372	2,207	419	2005	10/06		40
Harlingen, TX	—	638	1,807	—	—	638	1,807	2,445	544	2006	12/06		40
Rio Grande City, TX	—	1,871	1,612	—	—	1,871	1,612	3,483	485	2006	12/06		40
San Juan, TX	—	816	1,434	—	—	816	1,434	2,250	432	2006	12/06		40
Zapata, TX	—	1,333	1,773	—	—	1,333	1,773	3,106	534	2006	12/06		40
Orange Grove, TX	—	1,767	1,838	—	—	1,767	1,838	3,605	538	2007	04/07		40
Harlingen, TX	—	408	826	—	—	408	826	1,234	306	1982	11/07		30
Laredo, TX	—	348	1,168	—	—	348	1,168	1,516	433	1983	11/07		30
Laredo, TX	—	468	728	—	—	468	728	1,196	270	1973	11/07		30
Laredo, TX	—	584	958	—	—	584	958	1,542	355	1981	11/07		30
Laredo, TX	—	698	1,169	—	—	698	1,169	1,867	433	1981	11/07		30
Laredo, TX	—	448	734	—	—	448	734	1,182	272	1981	11/07		30
San Benito, TX	—	420	1,135	—	—	420	1,135	1,555	421	1985	11/07		30
Del Rio, TX	—	1,565	758	—	—	1,565	758	2,323	211	1996	11/07		40
Kerrville, TX	—	640	1,616	—	—	640	1,616	2,256	450	1996	11/07		40
Pharr, TX	—	573	1,229	—	—	573	1,229	1,802	339	2000	12/07		40
Harlingen, TX	—	277	808	—	—	277	808	1,085	295	1983	01/08		30
Laredo, TX	—	325	816	—	—	325	816	1,141	298	1983	01/08		30
McAllen, TX	—	643	1,776	—	—	643	1,776	2,419	649	1980	01/08		30
Port Isabel, TX	—	299	855	—	—	299	855	1,154	312	1983	01/08		30
Brownsville, TX	—	843	1,429	—	—	843	1,429	2,272	380	2007	05/08		40
Edinburg, TX	—	834	1,787	—	—	834	1,787	2,621	475	2007	05/08		40
La Villa, TX	—	710	2,166	—	—	710	2,166	2,876	575	2007	05/08		40
Laredo, TX	—	879	1,593	—	—	879	1,593	2,472	423	2007	05/08		40
Laredo, TX	—	1,183	1,934	—	—	1,183	1,934	3,117	514	2007	05/08		40
McAllen, TX	—	1,270	2,383	—	—	1,270	2,383	3,653	844	1986	05/08		30

Aaron's:
Memphis, TN	—	416	—	1,320	—	416	1,320	1,736	664	1998	12/97	(g)	40

Abra Auto Body:
Naperville, IL	—	305	1,145	—	—	305	1,145	1,450	10	1993	10/18		25
Naperville, IL	—	211	1,163	—	—	211	1,163	1,374	12	1985	10/18		20
Schiller Park, IL	—	439	2,374	—	—	439	2,374	2,813	25	1970	10/18		20

Academy:
Franklin, TN	—	1,807	2,108	—	—	1,589	2,108	3,697	952	1999	06/05		30
Baton Rouge, LA	—	1,511	4,861	—	—	1,511	4,861	6,372	284	2003	07/17		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Ace Hardware and Lighting:
Bourbonnais, IL	—	298	1,329	—	—	298	1,329	1,627	620	1997	11/98		37

Advance Auto Parts:
Miami, FL	—	867	—	1,035	—	867	1,035	1,902	350	2005	12/04	(g)	40
Abbeville, LA	—	23	148	—	—	23	148	171	59	1970	12/10		20
Abbotsford, WI	—	56	163	—	—	56	163	219	52	1984	12/10		25
Aberdeen, SD (n)	—	71	329	—	—	71	329	400	132	1961	12/10		20
Addison, IL	—	76	314	—	—	76	314	390	101	1971	12/10		25
Alsip, IL	—	57	323	—	—	57	323	380	130	1972	12/10		20
Antigo, WI	—	96	294	—	—	96	294	390	79	1998	12/10		30
Arden, NC	—	42	281	—	—	42	281	323	90	1989	12/10		25
Bangor, ME	—	51	339	—	—	51	339	390	109	1985	12/10		25
Bartlett, TN	—	40	293	—	—	40	293	333	94	1989	12/10		25
Bay City, MI	—	106	521	—	—	106	521	627	279	1920	12/10		15
Brunswick, ME	—	41	254	—	—	41	254	295	82	1985	12/10		25
Bucksport, ME	—	19	114	—	—	19	114	133	46	1976	12/10		20
Carol Stream, IL	—	103	515	—	—	103	515	618	207	1960	12/10		20
Chicago, IL	—	83	383	—	—	83	383	466	123	1987	12/10		25
Chippewa Falls, WI	—	33	328	—	—	33	328	361	88	1996	12/10		30
Devils Lake, ND	—	38	276	—	—	38	276	314	74	1999	12/10		30
Dodge City, KS	—	43	166	—	—	43	166	209	89	1948	12/10		15
Eau Claire, WI	—	33	204	—	—	33	204	237	82	1956	12/10		20
Elgin, IL	—	88	311	—	—	88	311	399	125	1965	12/10		20
Escanaba, MI	—	40	283	—	—	40	283	323	91	1982	12/10		25
Gainesville, FL	—	47	362	—	—	47	362	409	194	1957	12/10		15
Greenville, OH	—	63	193	—	—	63	193	256	104	1910	12/10		15
Hayward, WI	—	57	333	—	—	57	333	390	107	1980	12/10		25
Houlton, ME	—	38	219	—	—	38	219	257	176	1915	12/10		10
Irving, TX	—	182	208	—	—	182	208	390	84	1984	12/10		20
Kennedale, TX	—	88	283	—	—	88	283	371	114	1959	12/10		20
Laurel, MS	—	74	202	—	—	74	202	276	108	1959	12/10		15
Madison, TN	—	78	179	—	—	78	179	257	58	1988	12/10		25
Madison, WI	—	57	409	—	—	57	409	466	131	1973	12/10		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Marshfield, WI	—	60	282	—	—	60	282	342	113	1940	12/10		20
Medford, WI	—	37	229	—	—	37	229	266	74	1988	12/10		25
Midland, TX	—	36	212	—	—	36	212	248	113	1960	12/10		15
Montello, WI	—	26	173	—	—	26	173	199	46	1997	12/10		30
Neillsville, WI	—	26	145	—	—	26	145	171	47	1979	12/10		25
Ocala, FL	—	78	416	—	—	78	416	494	223	1971	12/10		15
Phillips, WI	—	23	177	—	—	23	177	200	47	1992	12/10		30
Rhinelander, WI	—	28	115	—	—	28	115	143	46	1958	12/10		20
River Falls, WI	—	42	234	—	—	42	234	276	94	1976	12/10		20
Rockford, IL	—	61	376	—	—	61	376	437	121	1962	12/10		25
Schofield, WI	—	41	425	—	—	41	425	466	171	1968	12/10		20
Spokane, WA	—	66	201	—	—	66	201	267	81	1965	12/10		20
Spokane, WA	—	93	373	—	—	93	373	466	150	1972	12/10		20
St. Peter, MN	—	17	259	—	—	17	259	276	69	1999	12/10		30
Stayton, OR	—	88	312	—	—	88	312	400	84	1994	12/10		30
Stevens Point, WI	—	61	405	—	—	61	405	466	130	1975	12/10		25
Thornton, CO	—	414	536	—	—	414	536	950	144	1996	12/10		30
Troy, AL	—	15	52	—	—	15	52	67	28	1966	12/10		15
Wausau, WI	—	52	300	—	—	52	300	352	96	1989	12/10		25
Wautoma, WI	—	18	106	—	—	18	106	124	43	1959	12/10		20
West Columbia, SC	—	41	159	—	—	41	159	200	64	1962	12/10		20
West Memphis, AR	—	58	294	—	—	58	294	352	95	1987	12/10		25
Windom, MN	—	5	137	—	—	5	137	142	55	1950	12/10		20
Wisconsin Rapids, WI	—	41	215	—	—	41	215	256	87	1975	12/10		20
Yakima, WA	—	50	321	—	—	50	321	371	129	1965	12/10		20
Aurora, IL	—	641	226	—	—	641	226	867	89	1971	02/11		20
Eagle River, WI	—	99	52	—	—	99	52	151	20	1978	02/11		20
Lexington, KY	—	85	226	—	—	85	226	311	59	1991	02/11		30
Mobile, AL	—	75	197	—	—	75	197	272	73	1975	07/11		20
Fairmont, MN	—	98	166	—	—	98	166	264	58	1978	01/12		20
Sycamore, IL	—	49	476	—	—	49	476	525	166	1924	01/12		20
Orchard Park, NY	—	353	—	725	—	267	725	992	94	2013	05/13	(m)	40
Morrisville, NC	—	127	332	—	—	127	332	459	75	1992	05/13		25
Salt Lake City, UT	—	571	697	—	—	571	697	1,268	196	1951	05/13		20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Crestview, FL	—	158	463	—	—	158	463	621	82	2003	09/13		30
Depew, NY	—	309	—	821	—	309	821	1,130	95	2014	10/13	(m)	40
Sherman, TX	—	183	—	657	—	183	657	840	87	2005	01/14	(o)	35
Richmond, VA	—	193	1,268	—	—	193	1,268	1,461	206	2008	02/14		30

Adventure Landing:
Jacksonville Beach, FL	—	3,615	5,636	—	—	3,615	5,636	9,251	2,320	1995	04/11		30
Jacksonville, FL	—	721	861	—	—	721	861	1,582	487	1983	04/11		25
Raleigh, NC	—	1,841	3,124	—	—	1,841	3,124	4,965	1,257	1989	04/11		25
St. Augustine, FL	—	797	289	—	—	797	289	1,086	229	1999	04/11		30
Tonawanda, NY	—	205	927	—	—	205	927	1,132	514	1991	04/11		25

Affordable Care:
Asheville, NC	—	467	576	—	—	467	576	1,043	86	2005	07/14		30
Conover, NC	—	187	623	—	—	187	623	810	93	2002	07/14		30
Poland, OH	—	231	650	—	—	231	650	881	116	2001	07/14		25
Wilmington, NC	—	398	565	—	—	398	565	963	84	2002	07/14		30

Ajuua Mexican Restaurant:
Aurora, CO	—	1,168	1,105	22	—	1,168	1,127	2,295	502	2000	06/05		30

Aldi:
Cutler Bay, FL	—	989	1,479	205	—	989	1,684	2,673	890	1995	06/96		40

All Star Sports:
Wichita, KS	—	1,551	965	152	—	1,551	1,117	2,668	308	1987	05/07		40
Wichita, KS	—	3,275	1,631	167	—	3,275	1,798	5,073	504	1988	05/07		40

AMC Theatre:
Bloomington, IN	—	2,338	4,000	—	—	2,338	4,000	6,338	1,807	1987	09/07		25
Brighton, CO	—	1,070	5,491	3,000	—	1,070	8,491	9,561	1,746	2005	09/07		40
Castle Rock, CO	—	2,905	5,002	—	—	2,905	5,002	7,907	1,412	2005	09/07		40
Evansville, IN	—	1,300	4,269	3,400	—	1,300	7,669	8,969	1,667	1999	09/07		35
Galesburg, IL	—	1,205	2,441	—	—	1,205	2,441	3,646	689	2003	09/07		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Machesney Park, IL	—	3,018	8,770	—	—	3,018	8,770	11,788	2,476	2005	09/07		40
Michigan City, IN	—	1,996	8,422	—	—	1,996	8,422	10,418	2,377	2005	09/07		40
Muncie, IN	—	1,243	5,512	2,400	—	1,243	7,912	9,155	1,640	2005	09/07		40
Naperville, IL	—	6,141	11,624	—	—	6,141	11,624	17,765	3,281	2006	09/07		40
New Lenox, IL	—	6,778	10,980	—	—	6,778	10,980	17,758	3,100	2004	09/07		40
Chicago, IL	—	7,257	10,955	—	—	7,257	10,955	18,212	3,001	2007	01/08		40
Johnson Creek, WI	—	1,433	3,932	—	—	1,433	3,932	5,365	1,231	1997	01/08		35
Lake Delton, WI	—	2,063	8,366	—	—	2,063	8,366	10,429	2,619	1999	01/08		35
Quincy, IL	—	1,297	2,850	—	—	1,297	2,850	4,147	892	1982	01/08		35
Schererville, IN	—	6,619	14,225	—	—	6,619	14,225	20,844	5,196	1996	01/08		30
Fayetteville, NC	—	2,409	—	13,750	—	2,409	13,750	16,159	1,418	2014	11/13		40
Southington, CT	—	1,346	—	4,263	—	1,346	4,263	5,609	646	1993	05/14	(o)	30
Albuquerque, NM	—	1,474	—	10,301	—	1,474	10,301	11,775	826	2015	11/14	(m)	40
West Jordan, UT	—	3,302	246	3,117	—	3,302	3,363	6,665	328	2015	05/15	(m)	30

American Auto Auction:
El Paso, TX	—	2,858	1,133	—	—	2,858	1,133	3,991	115	1987	06/16		25
Jenison, MI	—	1,334	3,513	1,812	—	1,334	5,325	6,659	335	1984	10/16	(k)	25
Lubbock, TX	—	301	1,507	58	—	359	1,507	1,866	128	1980	11/16	(m)	25

American Family Care:
Mobile, AL	—	843	562	348	—	843	910	1,753	320	1997	12/01		40
Alcoa, TN	—	1,221	—	1,730	—	1,221	1,730	2,951	229	2013	12/12	(m)	40
Cullman, AL	—	541	—	1,517	—	541	1,517	2,058	198	2013	12/12	(m)	40
Decatur, AL	—	460	1,283	—	—	460	1,283	1,743	221	2010	12/12		35
Nashville, TN	—	377	—	1,403	—	377	1,403	1,780	177	2013	12/12	(m)	40
Pace, FL	—	738	—	1,459	—	738	1,459	2,197	190	2013	12/12	(m)	40
Woodstock, GA	—	563	—	1,653	—	563	1,653	2,216	201	2014	12/12	(m)	40
Fairhope, AL	—	(l)	1,929	—	—	(l)	1,929	1,929	283	2012	02/13		40
Dothan, AL	—	667	—	1,400	—	667	1,400	2,067	185	2013	02/13	(m)	40
Auburn, AL	—	663	—	1,835	—	663	1,835	2,498	231	2013	03/13	(m)	40
Milton, GA	—	577	1,526	—	—	577	1,526	2,103	221	2012	03/13		40
Roswell, GA	—	814	—	1,851	—	816	1,851	2,667	202	2014	04/13	(m)	40
Marietta, GA	—	432	—	1,846	—	432	1,846	2,278	225	2014	04/13	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Mt. Juliet, TN	—	875	1,566	—	—	875	1,566	2,441	214	2013	07/13		40
Chattanooga, TN	—	469	—	1,626	—	469	1,626	2,095	198	2014	07/13	(m)	40
Columbus, GA	—	550	—	1,520	—	550	1,520	2,070	185	2014	07/13	(m)	40
Birmingham, AL	—	445	—	1,640	—	445	1,640	2,085	203	2005	08/13	(o)	40
Hendersonville, TN	—	660	1,640	—	—	660	1,640	2,300	210	2013	11/13		40
Calera, AL	—	606	—	1,673	—	606	1,673	2,279	186	2014	12/13	(m)	40
Spring Hill, TN	—	589	—	1,718	—	589	1,718	2,307	181	2014	02/14	(m)	40
Athens, AL	—	497	—	1,834	—	497	1,834	2,331	185	2014	03/14	(m)	40
Panama City Beach, FL	—	995	—	1,745	—	995	1,745	2,740	180	2014	04/14	(m)	40
Gadsden, AL	—	527	—	1,565	—	527	1,565	2,092	158	2014	05/14		40
Knoxville, TN	—	2,021	—	2,014	—	2,021	2,014	4,035	170	2015	08/14	(m)	40
Fort Oglethorpe, GA	—	736	—	1,832	—	736	1,832	2,568	166	2015	08/14	(m)	40
Enterprise, AL	—	570	—	1,703	—	570	1,703	2,273	137	2015	01/15	(m)	40

American Freight:
Glen Allen, VA	—	889	1,948	—	—	889	1,948	2,837	1,100	1996	05/96		40

American Retail Service:
Lincoln City, OR	—	1,099	1,560	—	—	1,099	1,560	2,659	377	1973	12/12		25
Salem, OR	—	433	1,627	735	—	433	2,362	2,795	422	1999	12/12	(o)	40
Yuma, AZ	—	1,118	1,878	—	—	1,118	1,878	2,996	454	1987	12/12		25

Amoco:
Miami, FL	—	969	—	—	—	969	(i)	969	(i)	(i)	05/03		(i)
Sunrise, FL	—	949	—	—	—	949	(i)	949	(i)	(i)	06/03		(i)
Deerfield Beach, FL	—	770	274	26	—	770	300	1,070	94	1980	12/05		40

Amscot:
Tampa, FL	—	1,160	352	—	—	1,160	352	1,512	116	1981	10/05		40
Orlando, FL	—	764	—	891	—	764	891	1,655	278	2006	12/05		40
Orlando, FL	—	664	1,011	—	—	664	983	1,647	303	2006	12/05	(g)	40
Orlando, FL	—	358	—	900	—	358	900	1,258	283	2006	02/06	(g)	40
Orlando, FL	—	546	—	872	—	546	872	1,418	277	2006	02/06	(g)	40
Clearwater, FL	—	456	332	—	—	456	332	788	102	1967	09/06		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Antojo Mexican Grill:
Lakewood, WA	—	580	201	—	—	575	201	776	123	1984	09/06	20

Applebee's:
Ballwin, MO	—	1,496	1,404	47	—	1,496	1,450	2,946	602	1995	12/01	40
Crestview Hills, KY	—	1,069	1,367	—	—	1,069	1,367	2,436	458	1993	08/10	25
Danville, KY	—	641	1,645	—	—	641	1,645	2,286	459	2003	08/10	30
Florence, KY	—	1,075	1,488	—	—	1,075	1,488	2,563	498	1988	08/10	25
Frankfort, KY	—	862	1,610	—	—	862	1,610	2,472	450	1993	08/10	30
Georgetown, KY	—	809	1,437	—	—	809	1,437	2,246	401	2001	08/10	30
Hilliard, OH	—	808	1,846	—	—	808	1,846	2,654	515	1998	08/10	30
Maysville, KY	—	513	1,387	—	—	513	1,387	1,900	332	2005	08/10	35
Nicholasville, KY	—	454	1,077	—	—	454	1,077	1,531	301	2000	08/10	30
Troy, OH	—	645	862	—	—	645	862	1,507	289	1996	08/10	25
Grove City, OH	—	511	1,415	—	—	511	1,415	1,926	387	1990	10/10	30
Kettering, OH	—	359	1,043	—	—	359	1,043	1,402	245	2005	10/10	35
Mesa, AZ	—	974	1,514	—	—	974	1,514	2,488	414	1992	10/10	30
Mt. Sterling, KY	—	510	1,392	—	—	510	1,392	1,902	327	2000	10/10	35
Phoenix, AZ	—	781	1,456	—	—	781	1,456	2,237	398	1995	10/10	30
Phoenix, AZ	—	458	1,099	—	—	458	1,099	1,557	258	2004	10/10	35
Angola, IN	—	478	1,533	—	—	478	1,533	2,011	195	2002	07/14	35

Arby's:
Colorado Springs, CO	—	206	534	—	—	206	534	740	227	1998	12/01	40
Thomson, GA	—	268	504	—	—	268	504	772	215	1997	12/01	40
Washington Courthouse, OH	—	157	546	—	—	157	546	703	233	1998	12/01	40
Whitmore Lake, MI	—	171	469	—	—	171	469	640	200	1993	12/01	40
Indianapolis, IN	—	285	686	—	—	285	686	971	102	1998	07/14	30
Indianapolis, IN	—	456	830	—	—	456	830	1,286	106	2005	07/14	35
Madison, GA	—	242	697	—	—	242	697	939	108	1985	02/15	25
Muncie, IN	—	400	876	—	—	400	876	1,276	111	1995	03/15	30
Gordonsville, TN	—	408	1,077	—	—	408	1,077	1,485	109	2009	12/15	30
Ada, OK	—	147	1,841	—	—	147	1,841	1,988	3	1980	12/18	25
Altus, OK	—	333	902	—	—	333	902	1,235	2	1978	12/18	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Ardmore, OK	—	490	1,206	—	—	490	1,206	1,696	1	2013	12/18	35
Arkansas City, KS	—	59	1,118	—	—	59	1,118	1,177	2	1999	12/18	30
Bentonville, AR	—	245	1,099	—	—	245	1,099	1,344	2	2007	12/18	30
Boonville, MO	—	157	1,040	—	—	157	1,040	1,197	1	2007	12/18	30
Broken Arrow, OK	—	333	1,138	—	—	333	1,138	1,471	2	1978	12/18	25
Broken Arrow, OK	—	471	765	—	—	471	765	1,236	1	2005	12/18	30
Cabot, AR	—	225	1,744	—	—	225	1,744	1,969	2	1994	12/18	30
Choctaw, OK	—	509	2,093	—	—	509	2,093	2,602	2	2017	12/18	35
Claremore, OK	—	196	1,976	—	—	196	1,976	2,172	3	2005	12/18	30
Clinton, MO	—	147	1,196	—	—	147	1,196	1,343	2	2005	12/18	30
Coffeyville, KS	—	59	1,059	—	—	59	1,059	1,118	1	1995	12/18	30
Colorado Springs, CO	—	344	885	—	—	344	885	1,229	1	2004	12/18	30
Concordia, KS	—	118	923	—	—	118	923	1,041	2	1992	12/18	25
Conway, AR	—	157	972	—	—	157	972	1,129	1	1994	12/18	30
Derby, KS	—	353	941	—	—	353	941	1,294	1	2000	12/18	30
Eagle, ID	—	441	990	—	—	441	990	1,431	1	2017	12/18	35
Edmond, OK	—	186	951	—	—	186	951	1,137	2	1977	12/18	25
Edwardsville, IL	—	147	1,294	—	—	147	1,294	1,441	2	2000	12/18	30
El Dorado, KS	—	167	1,030	—	—	167	1,030	1,197	1	2004	12/18	30
Fayetteville, AR	—	441	1,069	—	—	441	1,069	1,510	1	1998	12/18	30
Fayetteville, AR	—	550	658	—	—	550	658	1,208	1	2006	12/18	30
Fort Smith, AR	—	393	1,090	—	—	393	1,090	1,483	2	1980	12/18	25
Fountain, CO	—	707	913	—	—	707	913	1,620	1	2013	12/18	35
Glenpool, OK	—	137	1,334	—	—	137	1,334	1,471	2	1980	12/18	25
Godfrey, IL	—	157	1,186	—	—	157	1,186	1,343	2	2001	12/18	30
Greeley, CO	—	529	1,684	—	—	529	1,684	2,213	2	2017	12/18	35
Greenwood, AR	—	59	943	—	—	59	943	1,002	1	1994	12/18	30
Guthrie, OK	—	303	1,566	—	—	303	1,566	1,869	2	2002	12/18	30
Harrison, AR	—	402	1,423	—	—	402	1,423	1,825	2	2003	12/18	30
Harrisonville, MO	—	372	902	—	—	372	902	1,274	2	1986	12/18	25
Hays, KS	—	176	1,888	—	—	176	1,888	2,064	3	1986	12/18	25
Hot Springs, AR	—	441	1,128	—	—	441	1,128	1,569	2	1985	12/18	25
Hutchinson, KS	—	118	952	—	—	118	952	1,070	2	1982	12/18	25
Hutchinson, KS	—	206	1,098	—	—	206	1,098	1,304	2	2006	12/18	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Independence, MO	—	294	1,341	—	—	294	1,341	1,635	2	2010	12/18	30
Independence, MO	—	412	853	—	—	412	853	1,265	1	2008	12/18	30
Jerseyville, IL	—	187	845	—	—	187	845	1,032	1	1998	12/18	30
Kansas City, MO	—	470	1,194	—	—	470	1,194	1,664	1	2015	12/18	35
Kearney, MO	—	343	1,234	—	—	343	1,234	1,577	2	1996	12/18	30
Lansing, KS	—	245	834	—	—	245	834	1,079	1	2007	12/18	30
Lawton, OK	—	431	1,039	—	—	431	1,039	1,470	2	1987	12/18	25
Litchfield, IL	—	186	1,402	—	—	186	1,402	1,588	2	2013	12/18	35
Little Rock, AR	—	736	579	—	—	736	579	1,315	1	2013	12/18	35
Little Rock, AR	—	393	541	—	—	393	541	934	1	1988	12/18	25
Manhattan, KS	—	333	1,078	—	—	333	1,078	1,411	1	2015	12/18	35
Mehlville, MO	—	167	1,264	—	—	167	1,264	1,431	2	2005	12/18	30
Midwest City, OK	—	226	922	—	—	226	922	1,148	2	1978	12/18	25
Midwest City, OK	—	245	980	—	—	245	980	1,225	2	1978	12/18	25
Mission, KS	—	314	892	—	—	314	892	1,206	1	1999	12/18	30
Moore, OK	—	530	814	—	—	530	814	1,344	1	2006	12/18	30
Moore, OK	—	196	727	—	—	196	727	923	1	1977	12/18	25
Muskogee, OK	—	157	1,000	—	—	157	1,000	1,157	1	2000	12/18	30
Neosho, MO	—	206	971	—	—	206	971	1,177	1	2007	12/18	30
Newcastle, OK	—	176	1,225	—	—	176	1,225	1,401	2	2007	12/18	30
Nixa, MO	—	490	628	—	—	490	628	1,118	1	2005	12/18	30
Norman, OK	—	353	874	—	—	353	874	1,227	1	1994	12/18	30
North Little Rock, AR	—	491	432	—	—	491	432	923	1	2006	12/18	35
Oklahoma City, OK	—	433	560	—	—	433	560	993	1	2003	12/18	30
Osage Beach, MO	—	245	932	—	—	245	932	1,177	1	2008	12/18	30
Park City, KS	—	284	1,351	—	—	284	1,351	1,635	2	2017	12/18	35
Pittsburg, KS	—	216	1,303	—	—	216	1,303	1,519	2	1978	12/18	25
Platte City, MO	—	392	921	—	—	392	921	1,313	1	2003	12/18	30
Sallisaw, OK	—	127	1,186	—	—	127	1,186	1,313	2	2002	12/18	30
Sand Springs, OK	—	147	1,459	—	—	147	1,459	1,606	2	1998	12/18	30
Sapulpa, OK	—	147	1,733	—	—	147	1,733	1,880	3	1981	12/18	25
Shawnee, OK	—	98	1,254	—	—	98	1,254	1,352	2	1980	12/18	25
Siloam Springs, AR	—	216	1,216	—	—	216	1,216	1,432	2	1980	12/18	25
St. Louis, MO	—	363	1,019	—	—	363	1,019	1,382	1	2008	12/18	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Topeka, KS	—	587	1,116	—	—	587	1,116	1,703	2	2006	12/18		30
Tulsa, OK	—	539	716	—	—	539	716	1,255	1	1997	12/18		30
Tulsa, OK	—	206	1,216	—	—	206	1,216	1,422	2	1982	12/18		25
Tulsa, OK	—	529	784	—	—	529	784	1,313	1	1993	12/18		25
Tulsa, OK	—	98	865	—	—	98	865	963	1	1981	12/18		25
Tulsa, OK	—	804	716	—	—	804	716	1,520	1	2006	12/18		30
Tulsa, OK	—	323	1,470	—	—	323	1,470	1,793	2	1981	12/18		25
Union, MO	—	128	835	—	—	128	835	963	1	2006	12/18		30
Van Buren, AR	—	334	1,187	—	—	334	1,187	1,521	2	2000	12/18		30
Vandalia, IL	—	206	962	—	—	206	962	1,168	2	1981	12/18		25
Weatherford, OK	—	118	1,469	—	—	118	1,469	1,587	2	1999	12/18		30
Wichita, KS	—	343	687	—	—	343	687	1,030	1	2014	12/18		35
Wichita, KS	—	314	960	—	—	314	960	1,274	1	1994	12/18		30
Wichita, KS	—	98	1,089	—	—	98	1,089	1,187	2	1981	12/18		25
Woodward, OK	—	108	1,401	—	—	108	1,401	1,509	2	1982	12/18		25

ARCO ampm:
Casa Grande, AZ	—	2,340	1,894	83	—	2,340	1,905	4,245	586	1993	05/08		35
Gilbert, AZ	—	1,317	1,304	85	—	1,166	1,325	2,491	417	1996	05/08		35
Globe, AZ	—	762	2,148	114	—	762	2,180	2,942	684	1998	05/08		35
Mesa, AZ	—	1,332	1,367	92	—	1,156	1,385	2,541	503	1986	05/08		30
Mesa, AZ	—	2,219	2,140	89	—	2,219	2,170	4,389	598	2000	05/08		40
Prescott, AZ	—	1,266	1,261	118	—	1,266	1,294	2,560	416	1997	05/08		35
Scottsdale, AZ	—	1,529	1,373	240	—	1,529	1,451	2,980	495	1999	05/08		35
Sedona, AZ	—	1,281	1,324	107	—	1,281	1,345	2,626	373	2000	05/08		40
Tucson, AZ	—	1,083	1,599	86	—	1,083	1,620	2,703	506	1992	05/08		35
Tucson, AZ	—	1,223	1,911	102	—	1,223	1,932	3,155	601	1996	05/08		35
Tucson, AZ	—	1,105	1,336	111	—	1,105	1,358	2,463	428	1992	05/08		35
Tucson, AZ	—	1,457	1,619	125	—	1,457	1,651	3,108	523	1995	05/08		35
Soldotna, AK	—	180	891	—	—	180	891	1,071	159	1985	07/14		25

Ashley Furniture:
Altamonte Springs, FL	—	2,906	4,877	315	—	2,906	5,192	8,098	2,743	1997	09/97		40
Florissant, MO	—	896	1,057	3,058	—	899	4,113	5,012	1,017	1996	04/03	(g)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Louisville, KY	—	1,667	4,989	—	—	1,667	4,989	6,656	1,720	2005	03/05		40

At Home:
Douglasville, GA	—	1,588	3,916	—	—	1,588	3,916	5,504	1,281	1987	06/12		20
Humble, TX	—	3,559	5,046	—	—	3,559	5,046	8,605	1,320	2001	06/12		25
Noblesville, IN	—	1,870	4,241	—	—	1,870	4,241	6,111	1,387	1995	06/12		20
Sandston, VA	—	1,972	6,599	—	—	1,972	6,599	8,571	1,727	1996	06/12		25
Greensboro, NC	—	2,121	6,460	—	—	2,121	6,460	8,581	1,301	1998	12/12		30
Greenville, SC	—	1,892	5,404	—	—	1,727	5,404	7,131	946	1996	08/14		25
Hilliard, OH	—	1,747	4,642	—	—	1,836	4,514	6,350	760	1994	10/14		25
San Antonio, TX	—	3,818	5,922	—	—	3,818	5,922	9,740	699	1999	06/15		30

AT&T:
Cincinnati, OH	—	297	443	347	—	312	775	1,087	320	1999	06/98		40

Auto Solution:
Albuquerque, NM	—	1,113	—	1,443	—	1,113	1,443	2,556	482	2005	04/04	(f)	40

AutoZone:
Homestead, PA	—	500	—	105	—	605	(i)	605	(i)	(i)	02/97		(i)

Bandana's BBQ:
St. Peters, MO	—	318	640	—	—	318	640	958	99	1981	02/15		25

BankUnited:
Orlando, FL	—	257	287	—	—	257	72	329	18	1988	07/92		30

Bar Louie:
Rochester, NY	—	792	1,535	204	—	792	1,739	2,531	462	1995	06/07		40

Barnes & Noble:
Brandon, FL	—	1,476	1,527	—	—	1,476	1,527	3,003	915	1995	08/94	(f)	40
Glendale, CO	—	3,245	2,722	—	—	3,245	2,722	5,967	1,650	1994	09/94		40
Houston, TX	—	3,308	2,396	—	—	3,308	2,396	5,704	1,393	1995	10/94	(f)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Plantation, FL	—	3,616	3,498	—	—	3,616	960	4,576	167	1996	05/95	(f)	30
Freehold, NJ (n)	—	2,917	2,261	—	—	2,917	2,261	5,178	1,295	1995	01/96		40
Dayton, OH	—	1,413	3,325	—	—	1,413	3,325	4,738	1,781	1996	05/97		40
Redding, CA	—	497	1,626	—	—	497	1,626	2,123	876	1997	06/97		40
Memphis, TN	—	1,574	2,242	—	—	1,574	2,242	3,816	836	1997	09/97		40
Marlton, NJ	—	2,831	4,319	—	—	2,709	4,319	7,028	2,173	1995	11/98		40

Batteries Plus Bulbs:
Sunrise, FL	—	287	424	98	—	287	521	808	162	1979	05/04		40

Bay County Tax Collector:
Lynn Haven, FL	—	797	865	—	—	797	865	1,662	479	1974	06/13		10

Bealls:
Sarasota, FL	—	1,078	1,795	90	—	1,078	1,886	2,964	705	1996	09/97		40

Beautiful America Dry Cleaners:
Orlando, FL	—	40	111	—	—	40	111	151	42	2001	02/04		40

Bed Bath & Beyond:
Glen Allen, VA	—	1,184	2,843	179	—	1,184	3,021	4,205	1,227	1997	06/98		40
Glendale, AZ	—	1,082	—	2,758	—	1,082	2,758	3,840	1,342	1999	12/98	(g)	40
Midland, MI	—	231	—	2,705	—	231	2,705	2,936	820	2006	07/03		40
Colonie, NY	—	3,119	4,130	—	—	3,119	4,130	7,249	602	1967	08/14		30

BEL Furniture:
Beaumont, TX (n)	—	614	2,177	—	—	614	2,177	2,791	794	1992	09/11		20

Belle Tire:
Lansing, MI	—	983	2,969	—	—	983	2,969	3,952	12	2005	11/18		30
Lapeer, MI	—	588	2,980	—	—	588	2,980	3,568	11	2013	11/18		35
Michigan City, IN	—	665	4,537	—	—	665	4,537	5,202	16	2017	11/18		35
Midland, MI	—	308	3,538	—	—	308	3,538	3,846	15	2006	11/18		30
Mt. Pleasant, MI	—	308	3,740	—	—	308	3,740	4,048	13	2012	11/18		35
Muskegon, MI	—	733	3,114	—	—	733	3,114	3,847	11	2012	11/18		35
Northville, MI	—	905	5,448	—	—	905	5,448	6,353	19	2017	11/18		35

Best Buy:
Brandon, FL	—	2,985	2,772	—	—	2,985	2,772	5,757	1,516	1996	02/97		40
Cuyahoga Falls, OH	—	3,709	2,359	—	—	3,703	2,359	6,062	1,271	1988	06/97		40
Rockville, MD	—	6,233	3,419	—	—	6,233	3,419	9,652	1,834	1995	07/97		40
Fairfax, VA	—	3,052	3,218	—	—	3,052	3,218	6,270	1,720	1995	08/97		40
St. Petersburg, FL	—	4,032	2,611	—	—	4,032	2,611	6,643	1,237	1997	09/97		35
North Fayette, PA	—	2,331	2,293	—	—	2,331	2,293	4,624	1,178	1997	06/98		40
Denver, CO	—	8,882	4,373	—	—	8,882	4,373	13,255	1,918	1991	06/01		40
Albuquerque, NM	—	2,157	3,132	—	—	2,157	3,132	5,289	913	1992	09/11		25
Arlington, TX	—	1,372	3,890	—	—	1,372	3,890	5,262	1,135	1991	09/11		25
Fort Collins, CO	—	2,054	3,346	—	—	2,054	3,346	5,400	976	1992	09/11		25
Fort Worth, TX	—	687	2,177	—	—	687	2,177	2,864	529	1992	09/11		30
Houston, TX	—	1,409	3,095	—	—	1,409	3,095	4,504	752	1992	09/11		30
Nashua, NH	—	1,028	7,052	—	—	1,028	7,052	8,080	1,714	1999	09/11		30
North Attleborough, MA	—	2,761	4,165	—	—	2,761	4,165	6,926	1,012	1999	09/11		30
Schaumburg, IL	—	3,170	4,784	—	—	3,170	4,784	7,954	1,744	1965	09/11		20
Virginia Beach, VA	—	3,140	4,276	—	—	3,140	4,276	7,416	1,039	1999	09/11		30

Big Lots:
Dover, NJ	—	1,138	3,238	732	—	1,138	3,970	5,108	1,811	1995	11/98		40
Webster Groves, MO	—	1,061	1,467	—	—	1,061	1,467	2,528	69	1970	04/18		15

Big Sky Mattress:
Helena, MT	—	658	1,568	—	—	658	1,568	2,226	136	2015	03/15		40

BJ's Wholesale Club:
Orlando, FL	—	3,271	8,627	357	—	3,256	8,967	12,223	3,272	2001	02/04		40
Fairfax, VA	—	6,792	14,941	—	—	6,792	14,941	21,733	3,632	1992	09/11		30
Hamilton, NJ	—	3,166	29,373	—	—	3,166	29,373	32,539	6,119	2002	09/11		35
Hialeah, FL	—	4,792	14,067	—	—	4,792	14,067	18,859	3,419	2000	09/11		30
Roxbury, NJ	—	3,040	16,168	—	—	3,040	16,168	19,208	4,716	1993	09/11		25
W. Hartford, CT	—	2,846	14,299	—	—	2,846	14,299	17,145	3,476	1996	09/11		30
Cape Coral, FL	—	2,783	13,710	—	—	2,783	13,710	16,493	1,276	2005	03/16		30
Voorhees, NJ	—	3,103	14,055	—	—	3,103	14,055	17,158	1,269	2004	04/16		30
Manchester, NH	—	5,009	14,053	—	—	5,009	14,053	19,062	371	1990	03/18		30

BMW:
Duluth, GA	—	4,434	4,080	6,559	—	4,504	10,639	15,143	3,564	1984	12/01		40

Bob Evans:
Amherst, NY	—	422	971	—	—	422	971	1,393	88	1994	04/16		30
Ashland, KY	—	383	913	—	—	383	913	1,296	82	2003	04/16		30
Avon, IN	—	432	609	—	—	414	609	1,023	55	2004	04/16		30
Baltimore, MD	—	1,138	196	—	—	1,138	196	1,334	18	1993	04/16		30
Batavia, NY	—	599	657	—	—	599	657	1,256	59	1996	04/16		30
Beachwood, OH	—	542	108	—	—	542	108	650	10	2004	04/16		30
Beavercreek, OH	—	570	334	—	—	570	334	904	30	2003	04/16		30
Beckley, WV	—	579	824	—	—	579	824	1,403	76	1992	04/16		30
Bel Air, MD	—	911	1,147	—	—	911	1,147	2,058	104	1995	04/16		30
Benton Harbor, MI	—	157	1,079	—	—	157	1,079	1,236	97	1989	04/16		30
Blue Springs, MO	—	550	462	—	—	550	462	1,012	42	1996	04/16		30
Brook Park, OH	—	570	570	—	—	570	570	1,140	51	2002	04/16		30
Camby, IN	—	510	932	—	—	510	932	1,442	84	2002	04/16		30
Canton, MI	—	776	167	—	—	776	167	943	15	2002	04/16		30
Canton, MI	—	804	589	—	—	804	589	1,393	53	2003	04/16		30
Chesterfield Twp, MI	—	746	491	—	—	746	491	1,237	44	2003	04/16		30
Chillicothe, OH	—	334	727	—	—	334	727	1,061	66	1995	04/16		30
Cincinnati, OH	—	500	1,323	—	—	500	1,323	1,823	119	1999	04/16		30
Cincinnati, OH	—	482	295	—	—	482	295	777	27	1997	04/16		30
Clarksville, IN	—	726	794	—	—	726	794	1,520	72	2000	04/16		30
Clearwater, FL	—	520	648	—	—	520	648	1,168	70	1986	04/16		25
Clermont, FL	—	1,011	49	—	—	1,011	49	1,060	4	2006	04/16		30
Coldwater, MI	—	324	1,020	—	—	324	1,020	1,344	111	1995	04/16		25
Columbia, MO	—	491	521	—	—	491	521	1,012	47	1997	04/16		30
Columbus, IN	—	696	1,117	—	—	696	1,117	1,813	86	2005	04/16		35
Columbus, OH	—	432	961	—	—	432	961	1,393	104	1985	04/16		25
Columbus, OH	—	647	1,010	—	—	647	1,010	1,657	91	1994	04/16		30
Corning, NY	—	196	1,412	—	—	196	1,412	1,608	127	1996	04/16		30
Cross Lanes, WV	—	354	600	—	—	354	600	954	65	1987	04/16		25
Dearborn, MI	—	560	579	—	—	560	579	1,139	63	1984	04/16		25
Dublin, OH	—	804	559	—	—	804	559	1,363	50	1996	04/16		30
Dublin, OH	—	697	677	—	—	697	677	1,374	73	1985	04/16		25
Dunkirk, NY	—	392	1,353	—	—	392	1,353	1,745	122	1994	04/16		30
Erie, PA	—	941	902	—	—	941	902	1,843	98	1990	04/16		25
Erie, PA	—	451	765	—	—	451	765	1,216	69	1998	04/16		30
Fairfield, OH	—	138	776	—	—	138	776	914	70	1999	04/16		30
Fayetteville, WV	—	392	1,285	—	—	392	1,285	1,677	116	2006	04/16		30
Festus, MO	—	451	1,020	—	—	451	1,020	1,471	110	1990	04/16		25
Fort Wayne, IN	—	795	451	—	—	795	451	1,246	41	1997	04/16		30
Fort Wayne, IN	—	765	716	—	—	736	716	1,452	65	2003	04/16		30
Franklin, IN	—	245	1,011	—	—	245	1,011	1,256	91	2003	04/16		30
Frederick, MD	—	491	491	—	—	491	491	982	44	1995	04/16		30
Gahanna, OH	—	755	1,176	—	—	755	1,176	1,931	106	1994	04/16		30
Gaylord, MI	—	618	922	—	—	618	922	1,540	83	1997	04/16		30
Greenfield, IN	—	246	766	—	—	246	766	1,012	69	1994	04/16		30
Greenwood, IN	—	481	883	—	—	481	883	1,364	80	2002	04/16		30
Groveport, OH	—	549	1,078	—	—	549	1,078	1,627	97	2003	04/16		30
Harborcreek, PA	—	510	609	—	—	510	609	1,119	55	2004	04/16		30
Heath, OH	—	363	1,323	—	—	363	1,323	1,686	143	1986	04/16		25
Hillsboro, OH	—	245	1,285	—	—	245	1,285	1,530	116	2004	04/16		30
Holland, OH	—	804	843	—	—	804	843	1,647	91	1987	04/16		25
Indianapolis, IN	—	559	1,088	—	—	559	1,088	1,647	98	2001	04/16		30
Indianapolis, IN	—	569	1,157	—	—	569	1,157	1,726	104	2000	04/16		30
Indianapolis, IN	—	765	765	—	—	765	765	1,530	83	1985	04/16		25
Jackson, MI	—	608	1,029	—	—	608	1,029	1,637	93	2002	04/16		30
Jacksonville, FL	—	696	696	—	—	696	696	1,392	63	2002	04/16		30
Jamestown, NY	—	334	697	—	—	334	697	1,031	63	1995	04/16		30
Lakeland, FL	—	618	540	—	—	618	540	1,158	49	2005	04/16		30
Lancaster, PA	—	647	687	—	—	647	687	1,334	62	1997	04/16		30
Lansing, MI	—	588	873	—	—	588	873	1,461	79	2001	04/16		30
Laurel, MD	—	716	990	—	—	716	990	1,706	89	1998	04/16		30
Lewis Center, OH	—	608	1,049	—	—	608	1,049	1,657	95	2001	04/16		30
Lewisburg, WV	—	354	619	—	—	354	619	973	56	2003	04/16		30
Lexington, KY	—	432	619	—	—	432	619	1,051	56	2001	04/16		30
Linthicum Heights, MD	—	687	755	—	—	687	755	1,442	68	2004	04/16		30
Livonia, MI	—	716	755	—	—	716	755	1,471	82	1982	04/16		25
Logan, WV	—	314	1,285	—	—	314	1,285	1,599	116	1999	04/16		30
Logansport, IN	—	118	1,148	—	—	118	1,148	1,266	104	1994	04/16		30
London, OH	—	235	1,060	—	—	235	1,060	1,295	96	2004	04/16		30
Louisville, KY	—	815	432	—	—	815	432	1,247	39	2003	04/16		30
Madison Heights, MI	—	599	667	—	—	599	667	1,266	60	2000	04/16		30
Mansfield, OH	—	275	1,069	—	—	275	1,069	1,344	97	2005	04/16		30
Marion, IL	—	344	658	—	—	344	658	1,002	59	1997	04/16		30
Marion, IN	—	443	364	—	—	443	364	807	33	1996	04/16		30
Martinsburg, WV	—	815	491	—	—	815	491	1,306	44	1992	04/16		30
Maumee, OH	—	766	295	—	—	766	295	1,061	27	2000	04/16		30
Medina, OH	—	402	922	—	—	402	922	1,324	100	1988	04/16		25
Mentor, OH	—	667	1,039	—	—	667	1,039	1,706	94	1995	04/16		30
Merrillville, IN	—	942	422	—	—	942	422	1,364	38	2004	04/16		30
Moon Township, PA	—	452	521	—	—	452	521	973	56	1984	04/16		25
Morgantown, WV	—	1,000	990	—	—	1,000	990	1,990	89	1992	04/16		30
New Albany, OH	—	539	1,431	—	—	539	1,431	1,970	129	2002	04/16		30
New Castle, PA	—	461	912	—	—	461	912	1,373	82	2005	04/16		30
Ocala, FL	—	608	1,137	—	—	608	1,137	1,745	103	2000	04/16		30
Ocala, FL	—	853	706	—	—	853	706	1,559	64	2005	04/16		30
Oxford, OH	—	294	1,216	—	—	294	1,216	1,510	110	1994	04/16		30
Perrysburg, OH	—	795	363	—	—	795	363	1,158	33	2001	04/16		30
Perrysburg, OH	—	559	990	—	—	559	990	1,549	107	1984	04/16		25
Pickerington, OH	—	519	1,509	—	—	519	1,509	2,028	136	1999	04/16		30
Pittsburgh, PA	—	491	687	—	—	491	687	1,178	74	1985	04/16		25
Port Orange, FL	—	648	491	—	—	648	491	1,139	44	2002	04/16		30
Powell, OH	—	824	706	—	—	824	706	1,530	64	2004	04/16		30
Princeton, WV	—	363	1,255	—	—	363	1,255	1,618	113	1998	04/16		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Richmond, IN	—	363	1,001	—	—	363	1,001	1,364	77	2003	04/16		35
Rio Grande, OH	—	314	1,333	—	—	314	1,333	1,647	144	1962	04/16		25
Romulus, MI	—	902	628	—	—	902	628	1,530	68	1988	04/16		25
Saginaw, MI	—	648	481	—	—	648	481	1,129	52	1987	04/16		25
Salisbury, MD	—	913	471	—	—	913	471	1,384	43	1997	04/16		30
Somerset, KY	—	245	1,295	—	—	245	1,295	1,540	117	1995	04/16		30
South Bloomfield, OH	—	177	1,236	—	—	177	1,236	1,413	112	2005	04/16		30
South Euclid, OH	—	216	933	—	—	216	933	1,149	72	2012	04/16		35
St. Louis, MO	—	697	589	—	—	697	589	1,286	64	1986	04/16		25
St. Petersburg, FL	—	727	324	—	—	727	324	1,051	35	1986	04/16		25
Stafford, VA	—	764	1,225	—	—	764	1,225	1,989	111	2004	04/16		30
Toledo, OH	—	745	1,225	—	—	745	1,225	1,970	133	1990	04/16		25
Waldorf, MD	—	844	657	—	—	844	657	1,501	59	2004	04/16		30
Washington C H, OH	—	304	923	—	—	304	923	1,227	83	1993	04/16		30
Washington, PA	—	579	501	—	—	579	501	1,080	45	2003	04/16		30
Watertown, NY	—	196	1,461	—	—	196	1,461	1,657	132	1996	04/16		30
Waverly, OH	—	226	1,226	—	—	226	1,226	1,452	111	1995	04/16		30
West Chester, OH	—	765	706	—	—	765	706	1,471	64	1999	04/16		30
Wilmington, OH	—	216	1,392	—	—	216	1,392	1,608	126	1993	04/16		30
Woodhaven, MI	—	511	599	—	—	511	599	1,110	54	2000	04/16		30
Wooster, OH	—	216	1,109	—	—	216	1,109	1,325	100	1995	04/16		30
Zanesville, OH	—	363	746	—	—	363	746	1,109	67	2003	04/16		30
Zanesville, OH	—	314	1,333	—	—	314	1,333	1,647	120	2000	04/16		30

Bob's Discount Furniture:
Merrillville, IN	—	981	—	7,285	—	981	7,285	8,266	478	2016	09/15	(m)	40
Wharton, NJ	—	1,894	4,899	—	—	1,894	4,899	6,793	265	1981	05/17		30

Bombones Sports Bar:
Dallas, TX	—	1,138	1,025	370	—	1,138	936	2,074	441	1994	12/01		40

Bonefish:
Mobile, AL	—	801	2,137	—	—	801	2,137	2,938	415	2006	03/12		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Books-A-Million:
Newark, DE	—	2,394	4,789	33	—	2,366	4,822	7,188	2,881	1994	12/94		40
Bangor, ME	—	1,547	2,487	—	—	1,547	2,487	4,034	1,401	1996	06/96		40

Boot Barn:
Lake Charles, LA	—	652	1,734	—	—	652	1,734	2,386	119	1998	04/17		25

Boston Market:
Geneva, IL	—	653	601	—	—	669	518	1,187	230	1996	12/01		40
North Olmsted, OH	—	602	461	—	—	602	389	991	166	1996	12/01		40
Novi, MI	—	836	651	—	—	836	298	1,134	130	1995	12/01		40

BP:
Jeannette, PA	—	79	235	—	—	79	235	314	42	1995	07/14		25

Buck's:
St. Louis, MO	—	776	—	3,822	—	776	3,822	4,598	928	2009	12/07	(o)	40
Glendale Heights, IL	—	1,662	—	3,101	—	1,662	3,101	4,763	229	2016	03/14	(m)	40
Omaha, NE	—	2,662	—	3,356	—	2,662	3,356	6,018	234	2016	05/15	(m)	40
Council Bluffs, IA	—	374	2,187	386	—	376	2,573	2,949	294	2015	06/15	(m)	30

Buffalo Wild Wings:
Michigan City, IN	—	163	492	—	—	163	492	655	210	1996	12/01		40

Burger King:
Clifton Park, NY	—	199	1,639	—	—	199	1,639	1,838	181	2004	02/15		35
Colorado Springs, CO	—	638	1,047	—	—	638	1,047	1,685	162	1978	02/15		25
Durham, NC (n)	—	566	555	—	—	566	555	1,121	72	1998	02/15		30
Durham, NC (n)	—	604	581	—	—	604	581	1,185	75	2005	02/15		30
Farmington, ME	—	461	708	—	—	461	708	1,169	91	1980	02/15		30
Yakima, WA	—	596	1,110	—	—	596	1,110	1,706	143	1979	02/15		30
Fairfield, OH	—	382	1,146	—	—	382	1,146	1,528	124	1984	03/15		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Burlington Coat Factory:
Lacey, WA	—	2,777	7,082	3,617	—	2,777	10,700	13,477	4,494	1992	02/97		40
Chesterfield, MO	—	2,742	6,469	147	—	2,742	6,616	9,358	573	2015	04/15		40

C&C Gymnastics:
Augusta, GA	—	177	674	—	—	177	674	851	287	1998	12/01		40

Caliber Collision:
Alvin, TX	—	400	712	—	—	400	712	1,112	280	1984	02/11		20
Galveston, TX	—	361	789	—	—	361	789	1,150	311	1965	02/11		20
Houston, TX	—	348	1,731	—	—	348	1,731	2,079	545	1987	02/11		25
Copperas Cove, TX	—	269	1,436	—	—	269	1,436	1,705	286	1972	01/12		35
Killeen, TX	—	408	2,171	—	—	408	2,171	2,579	604	1986	01/12		25
Austin, TX	—	1,071	3,412	—	—	1,071	3,412	4,483	938	1975	02/12		25
Gilbert, AZ	—	474	1,543	—	—	474	1,543	2,017	341	2003	05/12		30
Spring, TX	—	913	2,307	—	—	913	2,307	3,220	503	2006	06/12		30
Tomball, TX	—	414	1,281	—	—	414	1,281	1,695	239	2009	06/12		35
Edmond, OK	—	472	1,437	—	—	472	1,437	1,909	277	1964	03/13		30
Duluth, GA	—	855	2,791	—	—	853	2,791	3,644	229	1996	07/16		30
San Antonio, TX	—	717	2,768	—	—	717	2,768	3,485	272	1984	07/16		25

Camping World:
Vacaville, CA	—	2,467	6,575	—	—	2,467	6,575	9,042	1,589	2008	07/10		35
North Little Rock, AR	—	1,198	3,348	2,237	—	1,280	5,513	6,793	1,124	2007	09/10	(m)	35
Strafford, MO	—	1,278	3,694	2,099	—	1,846	5,225	7,071	1,056	2007	09/10	(o)	35
Avondale, AZ	—	1,976	3,040	3,200	—	1,976	6,239	8,215	1,201	2009	05/11	(o)	35
Mesa, AZ	—	3,972	2,046	981	—	3,975	3,027	7,002	863	1983	05/11		25
Bowling Green, KY	—	584	2,481	—	—	584	2,481	3,065	529	2007	07/11		35
Council Bluffs, IA	—	2,013	2,806	2,187	—	2,955	4,048	7,003	676	2008	07/11	(o)	35
Roanoke, VA	—	2,046	5,050	2,590	—	3,563	6,122	9,685	1,144	2008	07/11		35
Golden, CO	—	5,516	—	8,175	—	6,446	7,246	13,692	1,148	2012	10/11	(m)	40
Kissimmee, FL	—	1,578	2,783	—	—	1,578	2,783	4,361	784	1979	12/11		25
La Mirada, CA	—	3,593	911	—	—	3,577	907	4,484	213	1996	12/11		30
Nashville, TN	—	1,155	1,034	5,665	—	3,626	4,235	7,861	795	1985	12/11	(o)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Valencia, CA	—	4,788	4,191	—	—	4,766	4,179	8,945	1,177	1980	12/11		25
Calera, AL	—	1,204	3,075	—	—	1,204	3,075	4,279	597	2008	03/12		35
Cocoa, FL	—	1,194	1,876	—	—	1,194	1,876	3,070	404	1981	07/12		30
Dover, FL	—	2,431	9,658	3,047	—	5,478	9,658	15,136	1,562	2013	01/13		35
Grain Valley, MO	—	1,210	2,908	3,441	—	2,533	5,026	7,559	594	2003	09/13	(o)	35
Lubbock, TX	—	775	3,998	—	—	775	3,998	4,773	705	1997	09/13		30
Olive Branch, MS	—	3,163	—	3,836	—	3,163	3,836	6,999	428	2014	11/13	(m)	40
Cedar Falls, IA	—	1,924	3,810	1,158	—	1,924	4,968	6,892	748	2004	03/14	(o)	30
Akron, OH	—	1,221	7,868	—	—	1,221	7,868	9,089	1,193	1991	03/15		25
Anniston, AL	—	3,206	5,328	1,264	—	3,206	6,594	9,800	795	2007	03/15	(o)	30
Richmond, IN	—	1,096	1,424	3,104	—	2,062	3,562	5,624	352	1998	03/15	(o)	35
Marion, NC	—	1,712	5,317	—	—	1,712	5,317	7,029	753	2003	06/15		25
Syracuse, NY	—	1,070	8,573	—	—	1,070	8,573	9,643	1,012	2001	06/15		30
Jackson, MS	—	1,690	4,241	—	—	1,690	4,241	5,931	358	2015	08/15		40
Davenport, IA	—	1,535	4,498	—	—	1,535	4,498	6,033	244	1992	05/17		30
Thornburg, VA	—	1,698	3,860	—	—	1,698	3,860	5,558	251	1989	05/17		25
Anderson, CA	—	763	2,450	—	—	763	2,450	3,213	3	2004	12/18		30
Apollo, PA	—	303	2,324	—	—	303	2,324	2,627	3	2015	12/18		35
Bartow, FL	—	1,005	4,573	—	—	1,005	4,573	5,578	6	2001	12/18		30
Dothan, AL	—	1,245	3,337	—	—	1,245	3,337	4,582	6	1991	12/18		25
Greenwood, IN	—	2,170	4,323	—	—	2,170	4,323	6,493	7	1990	12/18		25
Lubbock, TX	—	512	1,314	—	—	512	1,314	1,826	2	1985	12/18		25
Newport News, VA	—	2,697	4,342	—	—	2,697	4,342	7,039	6	2004	12/18		30
Oklahoma City, OK	—	635	4,378	—	—	635	4,378	5,013	6	2012	12/18		30

Captain D's:
Tupelo, MS	—	360	517	—	—	360	517	877	67	1999	02/15		30
Ft. Worth, TX	—	254	563	—	—	254	563	817	107	1982	03/15		20
Kingsland, GA	—	570	—	844	—	570	844	1,414	62	2015	09/15	(m)	40
Dothan, AL	—	159	1,075	—	—	159	1,075	1,234	109	1985	12/15		30
Boiling Springs, SC	—	214	—	1,181	—	214	1,181	1,395	83	2003	02/16	(o)	40
Hermitage, TN	—	546	348	—	—	546	348	894	38	1976	04/16		25
Easley, SC	—	690	—	794	—	690	794	1,484	42	2016	06/16	(m)	40
Augusta, GA	—	573	869	—	—	573	869	1,442	77	1986	10/16		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Augusta, GA	—	227	1,136	—	—	227	1,136	1,363	100	1993	10/16		25
Augusta, GA	—	296	1,274	—	—	296	1,274	1,570	80	2014	10/16		35
Augusta, GA	—	288	268	—	—	288	268	556	24	1985	10/16		25
Eastman, GA	—	228	693	—	—	228	693	921	61	1987	10/16		25
Fort Valley, GA	—	208	841	—	—	208	841	1,049	46	1987	10/16		40
Macon, GA	—	237	1,303	—	—	237	1,303	1,540	115	1982	10/16		25
Perry, GA	—	247	1,353	—	—	247	1,353	1,600	119	1972	10/16		25
Baton Rouge, LA	—	890	—	864	—	890	864	1,754	33	2017	12/16		40
Columbia, SC	—	252	756	—	—	252	756	1,008	59	1976	01/17		25
Canton, GA	—	456	753	—	—	456	753	1,209	54	1984	03/17		25
Milwaukee, WI	—	300	—	938	—	300	938	1,238	27	1977	03/17	(o)	30
Lugoff, SC	—	255	963	—	—	255	963	1,218	55	2003	04/17		30
North Augusta, SC	—	265	1,060	—	—	265	1,060	1,325	60	1993	04/17		30
Orangeburg, SC	—	343	1,588	—	—	343	1,588	1,931	109	1988	04/17		25
Sumter, SC	—	403	717	—	—	403	717	1,120	41	2006	04/17		30
Crestview, FL	—	383	874	—	—	383	874	1,257	48	1989	08/17		25

Cardenas Markets:
Palo Alto, CA	—	2,272	3,405	28	—	2,272	3,433	5,705	1,693	1998	12/98	(f)	40

Carl's Jr.:
Spokane, WA (n)	—	471	530	—	—	471	530	1,001	226	1996	12/01		40
Tucson, AZ	—	681	536	103	—	681	639	1,320	639	1988	06/05		10

CarQuest:
Anaconda, MT	—	35	307	—	—	35	307	342	124	1965	12/10		20
Ann Arbor, MI (n)	—	25	241	—	—	25	241	266	97	1970	12/10		20
Appleton, WI	—	85	438	—	—	85	438	523	117	1995	12/10		30
Baker, MT	—	12	140	—	—	12	140	152	56	1965	12/10		20
Bakersfield, CA	—	77	484	—	—	32	484	516	194	1945	12/10		20
Bangor, ME (n)	—	53	356	—	—	53	356	409	191	1945	12/10		15
Bay City, MI	—	14	100	—	—	14	100	114	54	1942	12/10		15
Bay City, MI	—	41	282	—	—	41	282	323	91	1989	12/10		25
Bend, OR (n)	—	125	245	—	—	125	245	370	132	1935	12/10		15
Billings, MT	—	31	188	—	—	31	188	219	60	1970	12/10		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Bozeman, MT	—	28	257	—	—	28	257	285	103	1964	12/10		20
Burlington, NC (n)	—	47	229	—	—	47	229	276	61	1994	12/10		30
Cody, WY	—	146	253	—	—	96	253	349	68	1999	12/10		30
Colstrip, MT	—	39	275	—	—	39	275	314	88	1981	12/10		25
Connersville, IN	—	28	171	—	—	28	171	199	92	1920	12/10		15
Corapolis, PA	—	74	316	—	—	74	316	390	127	1980	12/10		20
Cut Bank, MT	—	9	115	—	—	9	115	124	46	1937	12/10		20
Dillon, MT	—	24	204	—	—	24	204	228	82	1973	12/10		20
Enterprise, AL (n)	—	25	184	—	—	25	184	209	59	1988	12/10		25
Evansville, IN	—	60	301	—	—	60	301	361	97	1980	12/10		25
Fairbanks, AK	—	292	545	—	—	292	545	837	125	2003	12/10		35
Glasgow, MT	—	48	275	—	—	48	275	323	110	1972	12/10		20
Great Falls, MT	—	17	173	—	—	17	173	190	69	1967	12/10		20
Hamilton, MT	—	24	242	—	—	24	242	266	78	1991	12/10		25
Harlem, MT	—	17	116	—	—	17	116	133	37	1983	12/10		25
Helena, MT	—	31	282	—	—	31	282	313	91	1987	12/10		25
Kalispell, MT	—	59	645	—	—	59	645	704	173	1998	12/10		30
Lafayette, LA	—	51	357	—	—	51	357	408	96	1996	12/10		30
Lewistown, MT	—	19	180	—	—	19	180	199	58	1964	12/10		25
Livingston, MT	—	34	261	—	—	34	261	295	105	1976	12/10		20
Lufkin, TX (n)	—	94	229	—	—	94	229	323	92	1986	12/10		20
Malta, MT	—	19	181	—	—	19	181	200	58	1976	12/10		25
Memphis, TN	—	38	199	—	—	38	199	237	64	1987	12/10		25
Metamora, IL	—	69	292	—	—	69	292	361	78	1996	12/10		30
Midland, MI	—	44	336	—	—	44	336	380	90	1986	12/10		30
Muskegon, MI	—	38	257	—	—	38	257	295	69	1990	12/10		30
Nicholasville, KY (n)	—	54	241	—	—	54	241	295	77	1988	12/10		25
Olathe, KS	—	78	235	—	—	78	235	313	126	1950	12/10		15
Oshkosh, WI	—	99	224	—	—	99	224	323	60	1999	12/10		30
Overland, MO	—	68	370	—	—	68	370	438	149	1961	12/10		20
Owosso, MI (n)	—	50	264	—	—	50	264	314	85	1986	12/10		25
Pearl, MS	—	43	195	—	—	43	195	238	52	1989	12/10		30
Powell, WY	—	37	182	—	—	37	182	219	58	1978	12/10		25
Riverton, WY	—	99	300	—	—	99	300	399	97	1978	12/10		25
Roundup, MT	—	23	205	—	—	23	205	228	82	1972	12/10		20
Sheboygan, WI	—	77	370	—	—	77	370	447	85	2007	12/10		35
Shelby, MT	—	20	208	—	—	20	208	228	83	1976	12/10		20
Sidney, MT (n)	—	42	395	—	—	42	395	437	159	1962	12/10		20
Spartanburg, SC	—	53	252	—	—	53	252	305	81	1972	12/10		25
Sulphur, LA (n)	—	31	216	—	—	31	216	247	87	1984	12/10		20
Wasilla, AK	—	227	504	—	—	227	504	731	116	2002	12/10		35
Waynesboro, MS	—	15	71	—	—	15	71	86	38	1962	12/10		15
Whitefish, MT	—	30	227	—	—	30	227	257	61	1993	12/10		30
Williston, ND	—	35	297	—	—	35	297	332	80	1999	12/10		30
Benton Harbor, MI	—	207	160	—	—	207	160	367	63	1978	02/11		20
Caro, MI	—	85	132	—	—	85	132	217	104	1941	02/11		10
Essexville, MI (n)	—	113	113	—	—	113	113	226	45	1974	02/11		20
Mt. Pleasant, MI (n)	—	85	207	—	—	85	207	292	65	1984	02/11		25
Saginaw, MI	—	179	75	—	—	179	75	254	59	1955	02/11		10
Warrenton, VA (n)	—	123	66	—	—	123	66	189	52	1939	02/11		10
Billings, MT	—	66	291	—	—	66	291	357	87	1994	07/11		25
New Castle, IN (n)	—	113	19	—	—	113	19	132	6	1991	07/11		25
Spokane, WA	—	75	56	—	—	75	56	131	21	1955	07/11		20
Chicago, IL	—	90	239	—	—	90	239	329	114	1949	11/11		15
Missoula, MT	—	99	367	—	—	99	367	466	131	1965	11/11		20
Sheridan, WY	—	198	385	—	—	198	385	583	137	1980	11/11		20
Sauk Centre, MN	—	64	85	—	—	64	85	149	24	1958	11/11		25
Watford City, ND	—	31	124	—	—	31	124	155	35	1974	11/11		25
Worland, WY	—	48	193	—	—	48	193	241	65	1949	04/12		20
Anchorage, AK	—	315	92	—	—	315	92	407	30	1971	06/12		20
Havre, MT	—	29	305	—	—	29	305	334	100	1964	06/12		20
San Antonio, TX	—	137	361	—	—	137	361	498	102	1980	05/13		20
San Antonio, TX	—	87	719	—	—	87	719	806	162	1973	05/13		25
Jackson, MS	—	253	—	604	—	253	604	857	76	2013	06/13	(m)	40

Carrabba's:
Canton, MI	—	685	1,687	—	—	685	1,687	2,372	382	2002	03/12		30
Dallas, TX	—	672	1,078	—	—	672	1,078	1,750	244	2000	03/12		30
Gainesville, FL	—	922	1,944	—	—	922	1,944	2,866	440	2001	03/12		30
Jacksonville, FL	—	1,140	1,428	—	—	1,140	1,428	2,568	323	2001	03/12		30
Mason, OH	—	653	2,267	—	—	653	2,267	2,920	513	2000	03/12		30
Maumee, OH	—	525	2,684	—	—	525	2,684	3,209	608	2002	03/12		30
Mobile, AL	—	633	1,909	—	—	633	1,909	2,542	432	2001	03/12		30
Pensacola, FL	—	734	1,854	—	—	734	1,854	2,588	360	2003	03/12		35
Waldorf, MD	—	1,473	2,199	—	—	1,473	2,199	3,672	427	2007	03/12		35

Carvana:
Austin, TX	—	1,045	1,969	—	—	1,045	1,969	3,014	84	2017	04/17		40

Carvers:
Centerville, OH	—	851	1,059	—	—	851	1,059	1,910	451	1986	12/01		40

Cell Pro:
Ridgeland, MS	—	436	523	144	—	436	666	1,102	236	1997	08/06		40

Chair King:
Grapevine, TX	—	1,018	2,067	377	—	1,018	2,444	3,462	1,132	1998	06/98		40

Champps:
Irving, TX	—	1,760	1,724	—	—	1,760	1,724	3,484	735	2000	12/01		40

Charleston Auto Auction:
Moncks Corner, SC	—	1,628	5,911	471	—	1,628	6,383	8,011	682	2000	09/15	(o)	30

Cheddar's Cafe:
Baytown, TX	—	858	2,251	—	—	858	2,251	3,109	453	2010	12/10		40
West Monroe, LA	—	907	2,301	—	—	907	2,301	3,208	458	2010	01/11		40
Selma, TX	—	1,446	—	2,439	—	1,446	2,439	3,885	445	2011	03/11	(m)	40
Jonesboro, AR	—	1,206	—	2,459	—	1,206	2,459	3,665	438	2011	05/11	(m)	40
Hattiesburg, MS	—	1,203	—	—	—	1,196	(i)	1,196	(i)	(i)	11/11		(i)
Pleasant Prairie, WI	—	1,310	—	2,779	—	1,310	2,779	4,089	362	2013	04/13	(m)	40
Liberty, MO	—	1,313	—	3,140	—	1,313	3,140	4,453	389	2014	07/13	(m)	40
Alcoa, TN	—	1,537	3,003	—	—	1,537	3,003	4,540	132	2010	06/17		35
Asheville, NC	—	1,540	2,785	—	—	1,540	2,785	4,325	143	2006	06/17		30
Charlotte, NC	—	1,326	2,795	—	—	1,326	2,795	4,121	144	2004	06/17		30
Cordova, TN	—	1,869	2,411	—	—	1,869	2,411	4,280	106	2013	06/17		35
Knoxville, TN	—	1,444	3,086	—	—	1,444	3,086	4,530	136	2011	06/17		35
Morgantown, WV	—	1,530	2,966	—	—	1,530	2,966	4,496	131	2011	06/17		35
Triadelphia, WV	—	1,200	3,449	—	—	1,200	3,449	4,649	152	2008	06/17		35

Chili's:
Camden, SC	—	627	1,888	—	—	627	1,888	2,515	627	2005	09/05		40
Milledgeville, GA	—	516	1,997	—	—	516	1,997	2,513	663	2005	09/05		40
Albany, GA	—	615	—	1,984	—	615	1,984	2,599	556	2007	06/07	(m)	40
Statesboro, GA	—	703	—	1,888	—	703	1,888	2,591	525	2007	06/07	(m)	40
Florence, SC	—	889	1,715	—	—	889	1,715	2,604	495	2007	06/07		40
Valdosta, GA	—	716	—	1,871	—	716	1,871	2,587	516	2007	07/07	(m)	40
Tifton, GA	—	454	1,550	—	—	454	1,550	2,004	396	2008	06/08		40
Evans, GA	—	700	—	1,511	—	685	1,511	2,196	373	2009	10/08	(m)	40
Jefferson City, MO	—	305	898	—	—	305	898	1,203	232	2003	12/09		35
Merriam, KS	—	853	981	—	—	853	981	1,834	296	1998	12/09		30
Wichita, KS	—	420	623	—	—	420	623	1,043	188	1995	12/09		30
Hutchinson, KS	—	456	1,794	—	—	456	1,794	2,250	351	2004	02/13		30
Lexington, SC	—	630	1,620	—	—	630	1,620	2,250	272	2008	02/13		35

China 1:
Cohoes, NY	—	16	87	6	—	16	93	109	36	1994	09/04		40

China Garden:
Tucson, AZ	—	827	305	142	—	845	429	1,274	159	1974	12/01		40

Chipotle:
Florissant, MO	—	50	59	170	—	50	228	278	57	2013	04/03	(g)	40

Chuck E. Cheese's:
Mobile, AL	—	340	951	—	—	340	951	1,291	339	1981	11/11		20
Antioch, TN	—	459	1,738	—	—	459	1,738	2,197	516	1982	07/14		15
Huntsville, AL	—	382	1,182	—	—	382	1,182	1,564	263	1960	07/14		20
Saginaw, MI	—	489	1,203	—	—	489	1,203	1,692	268	1981	07/14		20
Albuquerque, NM	—	794	2,126	—	—	794	2,126	2,920	266	2003	08/14		35
Alexandria, LA	—	872	3,291	—	—	872	3,291	4,163	576	1983	08/14		25
Alpharetta, GA	—	2,027	1,743	—	—	2,027	1,743	3,770	254	2001	08/14		30
Atlanta, GA	—	1,313	1,656	—	—	1,313	1,656	2,969	290	1982	08/14		25
Austin, TX	—	852	4,024	—	—	852	4,024	4,876	587	2001	08/14		30
Batavia, IL	—	1,214	2,664	—	—	1,214	2,664	3,878	388	1999	08/14		30
Birmingham, AL	—	627	3,662	—	—	627	3,662	4,289	641	1982	08/14		25
Columbia, SC	—	509	2,655	—	—	509	2,655	3,164	387	1983	08/14		30
Conroe, TX	—	793	3,388	—	—	793	3,388	4,181	494	2001	08/14		30
Cordova, TN	—	1,195	3,055	—	—	1,195	3,055	4,250	446	2002	08/14		30
Denton, TX	—	833	1,245	—	—	833	1,245	2,078	156	2003	08/14		35
El Centro, CA	—	470	2,811	—	—	470	2,811	3,281	351	2005	08/14		35
Englewood, CO	—	911	3,056	—	—	911	3,056	3,967	446	1970	08/14		30
Foothill Ranch, CA	—	1,088	1,391	—	—	1,088	1,391	2,479	203	2003	08/14		30
Ft. Wayne, IN	—	686	3,232	—	—	686	3,232	3,918	471	1985	08/14		30
Garland, TX	—	1,224	2,302	—	—	1,224	2,302	3,526	288	2006	08/14		35
Grand Prairie, TX	—	1,380	4,983	—	—	1,380	4,983	6,363	727	2001	08/14		30
Grapevine, TX	—	1,303	2,135	—	—	1,303	2,135	3,438	311	2002	08/14		30
Greenville, SC	—	764	3,554	—	—	764	3,554	4,318	622	1983	08/14		25
Hickory, NC	—	647	1,686	—	—	647	1,686	2,333	211	2002	08/14		35
Horn Lake, MS	—	960	3,388	—	—	835	3,388	4,223	424	2002	08/14		35
Jacksonville, FL	—	1,038	4,220	—	—	1,038	4,220	5,258	738	1981	08/14		25
Katy, TX	—	960	4,171	—	—	960	4,171	5,131	608	2002	08/14		30
Kennesaw, GA	—	1,332	3,818	—	—	1,332	3,818	5,150	557	1999	08/14		30
Killeen, TX	—	832	4,876	—	—	832	4,876	5,708	609	2004	08/14		35
Lake Charles, LA	—	853	1,539	—	—	853	1,539	2,392	224	2001	08/14		30
Littleton, CO	—	1,234	4,288	—	—	1,234	4,288	5,522	625	1994	08/14		30
Longview, TX	—	314	1,931	—	—	314	1,931	2,245	241	2004	08/14		35
Madison, WI	—	999	1,989	—	—	999	1,989	2,988	348	1982	08/14		25
Miamisburg, OH	—	607	4,416	—	—	607	4,416	5,023	773	1986	08/14		25
Midland, TX	—	588	2,537	—	—	588	2,537	3,125	370	2000	08/14		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
N. Richland Hills, TX	—	588	4,064	—	—	588	4,064	4,652	711	1982	08/14		25
Norcross, GA	—	1,077	2,703	—	—	1,077	2,703	3,780	473	1982	08/14		25
North Charleston, SC	—	1,449	3,319	—	—	1,449	3,319	4,768	484	2003	08/14		30
Oklahoma City, OK	—	499	3,203	—	—	499	3,203	3,702	560	1982	08/14		25
Olathe, KS	—	843	736	—	—	794	736	1,530	107	2002	08/14		30
Racine, WI	—	765	834	—	—	765	834	1,599	122	2000	08/14		30
Roanoke, VA	—	617	4,787	—	—	617	4,787	5,404	838	1983	08/14		25
San Antonio, TX	—	793	4,670	—	—	793	4,670	5,463	817	1990	08/14		25
San Antonio, TX	—	1,371	2,703	—	—	1,371	2,703	4,074	394	2001	08/14		30
Savannah, GA	—	1,469	2,634	—	—	1,469	2,634	4,103	461	1982	08/14		25
Sharonville, OH	—	696	1,597	—	—	696	1,597	2,293	280	1982	08/14		25
Sterling Heights, MI	—	725	2,322	—	—	725	2,322	3,047	339	1994	08/14		30
Sugarland, TX	—	1,107	3,134	—	—	1,107	3,134	4,241	457	2002	08/14		30
Topeka, KS	—	373	619	—	—	373	619	992	90	1990	08/14		30
Virginia Beach, VA	—	1,018	3,848	—	—	1,018	3,848	4,866	673	1984	08/14		25
Wichita Falls, TX	—	323	3,105	—	—	323	3,105	3,428	543	1982	08/14		25
Wichita, KS	—	862	2,850	—	—	862	2,850	3,712	416	1991	08/14		30
Yuma, AZ	—	471	668	—	—	471	668	1,139	83	2004	08/14		35

Chuy's:
Cincinnati, OH	—	1,165	1,322	—	—	1,165	1,322	2,487	237	1996	05/13		30

Cinemark:
Draper, UT	—	1,523	—	4,487	—	1,523	4,487	6,010	855	2011	08/10	(m)	40
Fort Worth, TX	—	2,140	—	7,660	—	2,140	7,660	9,800	1,253	2012	08/11	(o)	40
Cincinnati, OH	—	1,334	—	10,206	—	1,334	10,206	11,540	1,371	2013	09/12	(m)	40
McCandless, PA	—	3,094	—	6,389	—	3,094	6,389	9,483	685	2014	09/13	(m)	40
Marina, CA	—	15	—	5,614	—	15	5,614	5,629	450	2015	08/14	(m)	40
Altoona, IA	—	1,161	—	9,923	—	1,161	9,923	11,084	713	2016	01/15	(m)	40
Abilene, TX	—	1,965	8,235	—	—	1,965	8,235	10,200	283	2017	08/17		40

City Barbeque:
Charlotte, NC	—	576	—	1,594	—	576	1,594	2,170	78	2017	07/16	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Claim Jumper:
Roseville, CA	—	1,557	2,014	—	—	1,557	2,014	3,571	858	2000	12/01		40
Tempe, AZ	—	2,531	2,921	—	—	2,531	2,921	5,452	1,244	2000	12/01		40

Clairton Mini Mart:
Clairton, PA	—	215	701	—	—	215	701	916	363	1986	01/06		25

Cobb Theatre:
Tallahassee, FL	—	1,267	—	18,776	—	1,267	18,776	20,043	215	2018	06/17	(m)	40

Continental Rental:
Lapeer, MI	—	88	633	—	—	88	603	691	175	2007	10/05		40

Cool Crest:
Independence, MO	—	1,838	1,534	75	—	1,838	1,609	3,447	459	1988	05/07		40

Cooper's Hawk:
New Lenox, IL	—	1,328	—	4,913	—	1,328	4,913	6,241	26	2018	07/18	(o)	(k)

CORA Rehabilitation Clinics:
Orlando, FL	—	80	221	—	—	80	221	301	83	2001	02/04		40

Crest Furniture:
Woodbridge, NJ (n)	—	3,750	5,983	—	—	3,750	5,983	9,733	2,387	1994	01/03		40

CrossAmerica:
Antioch, IL	—	261	2,244	—	—	261	2,244	2,505	183	1988	12/16		25
Fox Lake, IL	—	252	1,184	—	—	252	1,184	1,436	81	1997	12/16		30
Grayslake, IL	—	194	924	—	—	194	924	1,118	75	1988	12/16		25
Joliet, IL	—	87	1,418	—	—	87	1,418	1,505	97	2005	12/16		30
Lincolnshire, IL	—	350	1,146	—	—	350	1,146	1,496	117	1984	12/16		20
Loves Park, IL	—	107	829	—	—	107	829	936	56	2000	12/16		30
Markham, IL	—	145	1,483	—	—	145	1,483	1,628	101	2007	12/16		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Matteson, IL	—	475	1,202	—	—	475	1,202	1,677	82	2001	12/16		30
Orland Park, IL	—	204	1,290	—	—	204	1,290	1,494	105	1992	12/16		25
Richton Park, IL	—	126	1,021	—	—	126	1,021	1,147	52	2005	12/16		40
Rockford, IL	—	136	1,167	—	—	136	1,167	1,303	119	1968	12/16		20
Rockford, IL	—	263	742	—	—	263	742	1,005	50	1997	12/16		30
Rockford, IL	—	97	1,205	—	—	97	1,205	1,302	82	2002	12/16		30
Spring Grove, IL	—	233	1,068	—	—	233	1,068	1,301	109	1987	12/16		20
Wadsworth, IL	—	398	835	—	—	398	835	1,233	57	1997	12/16		30
Wauconda, IL	—	338	2,629	—	—	338	2,629	2,967	215	1991	12/16		25

CSL Plasma:
Homestead, PA	—	384	—	81	—	465	(e)	465	(e)	(e)	02/97		(e)

CVS:
Lafayette, LA	—	968	949	—	—	968	565	1,533	16	1995	01/96		25
Fort Lauderdale, FL	—	3,165	3,319	190	—	3,165	3,509	6,674	1,712	1995	02/96		33
Midwest City, OK	—	673	1,103	—	—	673	1,103	1,776	630	1996	03/96		40
Pantego, TX	—	1,016	1,449	—	—	1,016	1,449	2,465	780	1996	06/97		40
Leavenworth, KS	—	726	—	1,331	—	726	1,331	2,057	683	1998	11/97	(g)	40
Lewisville, TX	—	789	—	1,335	—	789	1,335	2,124	677	1998	04/98	(g)	40
Forest Hill, TX	—	692	—	1,175	—	692	1,175	1,867	598	1998	04/98	(g)	40
Garland, TX	—	1,477	—	1,400	—	1,477	1,400	2,877	705	1998	06/98	(g)	40
Oklahoma City, OK	—	1,581	—	1,471	—	1,581	1,471	3,052	734	1999	08/98	(g)	40
Dallas, TX	—	2,618	—	2,571	—	2,618	2,571	5,189	977	2003	06/99	(g)	40
Gladstone, MO	—	1,851	—	1,740	—	1,851	1,740	3,591	799	2000	12/99	(g)	40

Dairy Queen:
Lubbock, TX	—	313	450	—	—	313	450	763	116	1981	02/15		15

Dave & Buster's:
Hilliard, OH	—	934	4,689	—	—	934	4,689	5,623	1,421	1998	11/06		40
Tulsa, OK	—	1,862	—	2,105	—	1,862	2,105	3,967	524	2009	04/08	(m)	40
Wauwatosa, WI	—	5,694	—	5,638	—	5,694	5,638	11,332	1,239	2010	12/08	(m)	40
Orlando, FL	—	8,114	—	4,224	—	8,114	4,224	12,338	788	2011	06/10	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Oklahoma City, OK	—	3,156	—	4,870	—	3,156	4,870	8,026	847	2012	02/11	(m)	40
Dallas, TX	—	5,052	—	8,808	—	5,052	8,808	13,860	1,330	2012	03/12	(m)	40
Livonia, MI	—	2,116	—	7,758	—	2,116	7,758	9,874	978	2013	04/13	(m)	40
Euless, TX	—	2,592	—	7,563	—	2,592	7,563	10,155	685	2015	08/14	(m)	40
Little Rock, AR	—	2,310	5,805	—	—	2,310	5,805	8,115	325	2016	01/17		35
Florence, KY	—	4,700	7,617	—	—	4,700	7,617	12,317	426	2016	01/17		35
Tampa, FL	—	3,354	8,361	—	—	3,354	8,361	11,715	26	2017	11/18		40

DaVita Dialysis:
Columbus, OH	—	527	1,426	—	—	527	1,426	1,953	212	2000	07/14		30

Del Frisco's:
Fort Worth, TX	—	351	5,874	—	—	351	5,874	6,225	2,338	1890	01/11		20
Greenwood Village, CO	—	1,863	5,649	—	—	1,863	5,649	7,512	2,248	1979	01/11		20

Denny's:
Clifton, CO	—	245	732	375	—	245	1,107	1,352	402	1998	12/01		40
Alexandria, VA	—	604	196	—	—	604	196	800	120	1981	09/06		20
Amarillo, TX	—	590	632	—	—	590	632	1,222	388	1982	09/06		20
Arlington Heights, IL	—	470	228	—	—	470	228	698	140	1977	09/06		20
Austintown, OH	—	466	397	—	—	466	397	863	244	1980	09/06		20
Boardman Township, OH	—	497	258	—	—	497	258	755	158	1977	09/06		20
Campbell, CA	—	460	238	—	—	460	238	698	146	1976	09/06		20
Carson, CA	—	1,246	157	—	—	1,246	157	1,403	97	1975	09/06		20
Chehalis, WA	—	415	287	—	—	415	287	702	176	1977	09/06		20
Chubbuck, ID	—	350	394	—	—	344	394	738	242	1983	09/06		20
Clackamas, OR	—	468	407	—	—	468	407	875	250	1993	09/06		20
Collinsville, IL	—	676	283	—	—	676	283	959	174	1979	09/06		20
Corpus Christi, TX (n)	—	345	776	300	—	345	1,076	1,421	642	1980	09/06		20
Dallas, TX	—	497	150	—	—	497	150	647	92	1979	09/06		20
Enfield, CT	—	684	229	—	—	684	229	913	141	1976	09/06		20
Fairfax, VA	—	768	683	—	—	768	683	1,451	420	1979	09/06		20
Federal Way, WA	—	543	193	—	—	543	193	736	118	1977	09/06		20
Florissant, MO	—	443	238	—	—	443	238	681	146	1977	09/06		20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Fort Worth, TX	—	392	314	—	—	392	314	706	193	1974	09/06	20
Hermitage, PA	—	321	420	—	—	321	420	741	258	1980	09/06	20
Houston, TX	—	504	348	—	—	504	348	852	214	1976	09/06	20
Indianapolis, IN	—	231	511	—	—	231	511	742	314	1974	09/06	20
Indianapolis, IN	—	358	767	—	—	358	767	1,125	471	1978	09/06	20
Indianapolis, IN	—	326	511	—	—	326	511	837	314	1978	09/06	20
Indianapolis, IN	—	310	590	—	—	310	590	900	362	1981	09/06	20
Kernersville, NC	—	407	557	—	—	407	557	964	343	2000	09/06	20
Lafayette, IN	—	424	773	—	—	416	773	1,189	475	1978	09/06	20
Laurel, MD	—	528	379	—	—	528	379	907	233	1976	09/06	20
Little Rock, AR	—	703	180	—	—	703	180	883	110	1979	09/06	20
Maplewood, MN	—	630	271	—	—	630	271	901	167	1983	09/06	20
Merrillville, IN	—	368	813	—	—	368	813	1,181	500	1976	09/06	20
N. Miami, FL	—	855	151	—	—	855	151	1,006	93	1977	09/06	20
Nampa, ID	—	357	729	—	—	357	729	1,086	448	1979	09/06	20
North Richland Hills, TX	—	500	130	—	—	500	130	630	80	1970	09/06	20
Omaha, NE	—	496	314	—	—	496	314	810	193	1994	09/06	20
Provo, UT	—	519	216	—	—	513	216	729	133	1978	09/06	20
Raleigh, NC	—	1,094	482	—	—	1,094	482	1,576	296	1984	09/06	20
St. Louis, MO	—	520	266	—	—	520	266	786	163	1973	09/06	20
Sugarland, TX	—	315	334	—	—	293	334	627	205	1997	09/06	20
Tucson, AZ	—	922	290	—	—	922	290	1,212	178	1979	09/06	20
Wethersfield, CT	—	884	176	—	—	884	176	1,060	108	1978	09/06	20
Worcester, MA	—	383	493	—	—	383	493	876	303	1978	09/06	20
Boise, ID	—	514	477	—	—	514	477	991	287	1983	12/06	20
St. Louis, MO	—	635	303	—	—	635	303	938	181	1980	01/07	20
Virginia Gardens, FL	—	793	133	—	—	793	133	926	79	1977	01/07	20
Akron, OH	—	308	1,062	—	—	308	1,062	1,370	196	1992	06/13	30
Moab, UT	—	395	1,432	—	—	395	1,432	1,827	185	2000	02/15	30
Ft Walton Beach, FL	—	274	531	—	—	274	531	805	37	1973	01/17	25

Dickey's Barbeque Pit:
Medina, OH	—	405	464	104	—	370	568	938	221	1996	12/01	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Dick's Sporting Goods:
Taylor, MI	—	1,920	3,527	—	—	1,920	3,527	5,447	1,966	1996	08/96		40
White Marsh, MD	—	2,681	3,917	—	—	2,681	3,917	6,598	2,183	1996	08/96		40

Dirt Cheap:
Nacogdoches, TX	—	397	1,257	269	—	400	1,524	1,924	651	1997	11/98		40

Doctors of Physical Therapy:
Lapeer, MI	—	63	457	—	—	63	436	499	126	2007	10/05		40

Dollar General:
San Antonio, TX	—	441	784	—	—	441	196	637	33	1993	12/93		30
Memphis, TN	—	266	1,136	46	—	266	1,182	1,448	569	1998	12/97		40
High Springs, FL	—	409	—	1,072	—	432	1,072	1,504	218	2010	07/10	(m)	40
Inverness, FL	—	459	—	1,046	—	471	1,046	1,517	208	2011	08/10	(m)	40
Cocoa, FL	—	385	—	935	—	406	935	1,341	190	2010	08/10	(m)	40
Palm Bay, FL	—	355	—	1,011	—	365	1,011	1,376	203	2010	08/10	(m)	40
Deland, FL	—	585	—	958	—	585	958	1,543	189	2010	11/10	(m)	40
Seffner, FL	—	673	—	1,223	—	446	803	1,249	157	2011	12/10	(m)	40
Hernando, FL	—	372	—	970	—	372	970	1,342	187	2011	01/11	(m)	40
Titusville, FL	—	512	—	1,002	—	512	1,002	1,514	185	2011	04/11	(m)	40
Disputanta, VA	—	170	—	720	—	170	720	890	131	2011	09/11	(o)	40
Lumberton, NC	—	115	—	902	—	115	902	1,017	157	2012	10/11	(m)	40
Newport News, VA	—	363	—	967	—	363	967	1,330	172	2011	10/11	(m)	40
Cumberland, VA	—	317	—	1,147	—	317	1,147	1,464	195	2012	12/11	(m)	40
Aberdeen, NC	—	156	—	821	—	156	821	977	138	2012	01/12	(m)	40
Richmond, VA	—	144	—	863	—	144	863	1,007	139	2012	02/12	(m)	40
Danville, VA	—	155	—	864	—	155	864	1,019	143	2012	03/12	(m)	40
Cascade, VA	—	139	—	806	—	139	806	945	132	2012	03/12	(m)	40
Sanford, NC	—	147	—	834	—	147	834	981	133	2012	04/12	(m)	40
Leland, NC	—	245	—	892	—	245	892	1,137	138	2012	06/12	(m)	40
Sanford, NC	—	206	—	829	—	206	829	1,035	129	2012	07/12	(m)	40
Richmond, VA	—	305	—	902	—	305	902	1,207	138	2012	08/12	(m)	40
Martinsville, VA	—	165	—	831	—	165	831	996	126	2012	09/12	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Yerington, NV	—	313	—	1,170	—	313	1,170	1,483	174	2013	09/12	(m)	40
Hawthorne, NV	—	210	1,069	—	—	210	1,069	1,279	162	2012	12/12		40
Norfolk, VA	—	455	—	929	—	455	929	1,384	129	2013	03/13	(m)	40
Suffolk, VA	—	186	—	958	—	186	958	1,144	133	2013	03/13	(m)	40
Suffolk, VA	—	128	—	1,010	—	128	1,010	1,138	136	2013	04/13	(m)	40
Irving, NY	—	210	—	961	—	210	961	1,171	125	2013	06/13	(m)	40
Oakfield, NY	—	257	—	1,108	—	271	1,108	1,379	130	2014	10/13	(m)	40
Holland, NY	—	176	—	1,103	—	176	1,103	1,279	123	2014	12/13	(m)	40
Jeffersonville, IN	—	115	960	—	—	115	960	1,075	134	2010	02/14		35
LaFayette, LA	—	157	378	—	—	157	378	535	67	2002	07/14		25
Youngsville, LA	—	98	370	34	—	98	404	502	66	2002	07/14		25
Daytona Beach Shores, FL	—	459	1,282	—	—	459	1,282	1,741	45	2011	12/17		30

Dollar Tree:
Garland, TX	—	239	626	—	—	239	626	865	274	1994	02/94		40
Homestead, PA	—	256	—	1,964	—	310	1,910	2,220	137	2016	02/97	(g)	40
Marietta, GA	—	525	—	787	—	524	787	1,311	102	1997	12/14	(o)	30

Don Tello's Tex-Mex Grill:
Lithonia, GA	—	923	1,276	27	—	923	1,303	2,226	372	2002	06/07		40

Dr. Clean Dry Cleaners:
Monticello, NY	—	20	72	—	—	20	72	92	25	1996	03/05		40

Driscoll Children's Hospital:
Corpus Christi, TX	—	630	3,131	—	—	630	3,131	3,761	1,549	1982	03/99		40

El Jalapeno:
Indianapolis, IN	—	223	483	79	—	223	562	785	332	1979	09/06		20

Empire Buffet:
Las Cruces, NM	—	947	—	2,390	—	947	2,390	3,337	699	2006	01/06	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Express Mart:
Thomasville, NC	—	140	228	—	—	140	228	368	51	1962	07/14		20

Express Oil Change:
Birmingham, AL	—	470	695	—	—	470	695	1,165	188	2008	02/08	(f)	40
Florence, AL	—	110	381	—	—	110	381	491	138	1987	02/08		30
Helena, AL	—	363	628	—	—	363	628	991	171	1998	02/08		40
Muscle Shoals, AL	—	168	624	—	—	168	624	792	226	1985	02/08		30
Opelika, AL	—	547	680	—	—	547	680	1,227	185	2006	02/08		40
Cordova, TN	—	639	785	—	—	639	785	1,424	197	2000	12/08		40
Horn Lake, MS	—	326	611	—	—	326	611	937	175	1998	12/08		35
Lakeland, TN	—	186	489	—	—	186	489	675	123	2000	12/08		40
Memphis, TN	—	402	721	—	—	402	721	1,123	181	2001	12/08		40
Houston, TX	—	651	—	648	—	517	648	1,165	105	2012	02/12	(m)	40
Katy, TX	—	539	—	830	—	539	829	1,368	125	2012	07/12	(m)	40
Chattanooga, TN	—	238	1,756	—	—	238	1,756	1,994	363	1998	10/12		30
Chattanooga, TN	—	239	1,214	—	—	239	1,214	1,453	251	1998	10/12		30
Chattanooga, TN	—	224	173	—	—	224	173	397	36	2001	10/12		30
Cleveland, TN	—	318	1,064	—	—	318	1,064	1,382	189	2004	10/12		35
Fort Oglethorpe, GA	—	241	331	—	—	241	331	572	59	2003	10/12		35
Marietta, GA	—	618	30	—	—	618	30	648	6	1988	12/12		30
Smyrna, GA	—	295	1,092	—	—	295	1,092	1,387	264	1984	12/12		25
Cypress, TX	—	550	—	983	—	550	983	1,533	95	2014	05/14	(m)	40
Boaz, AL	—	205	368	—	—	205	368	573	57	1995	01/15		25
Gadsden, AL	—	116	690	—	—	116	690	806	90	1999	01/15		30
Rainbow City, AL	—	164	653	—	—	164	653	817	103	1992	01/15		25
Seffner, FL	—	155	593	—	—	155	593	748	65	2008	02/15		35
Fayetteville, TN	—	117	860	—	—	117	860	977	106	1998	04/15		30
Huntsville, AL	—	214	710	—	—	214	710	924	105	1995	04/15		25
Huntsville, AL	—	292	526	—	—	292	526	818	65	1995	04/15		30
Madison, AL	—	319	1,006	—	—	319	1,006	1,325	124	1992	04/15		30
Houston, TX	—	576	—	1,120	—	576	1,120	1,696	59	2016	04/16	(m)	40
Tampa, FL	—	718	—	942	—	718	942	1,660	48	2016	06/16	(m)	40
West Point, MS	—	335	—	1,130	—	335	1,130	1,465	48	2017	10/16	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Tupelo, MS	—	381	1,641	—	—	381	1,641	2,022	84	2013	03/17		35
Tupelo, MS	—	607	—	1,158	—	607	1,158	1,765	30	2017	03/17	(m)	40
Canton, GA	—	741	—	1,240	—	741	1,240	1,981	22	2018	10/17	(m)	40
Jasper, AL	—	186	879	—	—	186	879	1,065	35	2000	10/17		30
Hurst, TX	—	331	1,397	—	—	331	1,397	1,728	22	2013	06/18		35
Hampton Cove, AL	—	628	—	—	—	628	(e)	628	(e)	(e)	09/18	(m)	(e)
Dyer, IN	—	618	803	—	—	618	803	1,421	5	2013	10/18		35
Hendersonville, TN	—	916	1,656	—	—	916	1,656	2,572	6	2017	11/18		35
Nashville, TN	—	833	1,898	—	—	833	1,898	2,731	7	2014	11/18		35
Spring Hill, TN	—	536	2,570	—	—	536	2,570	3,106	9	2013	11/18		35
Murfreesboro, TN	—	407	2,552	—	—	407	2,552	2,959	13	2001	11/18		25
Murfreesboro, TN	—	417	2,157	—	—	417	2,157	2,574	9	2004	11/18		30
Murfreesboro, TN	—	667	1,594	—	—	667	1,594	2,261	6	2013	11/18		35

Express Wash & Go:
Cohoes, NY	—	27	145	174	—	27	318	345	67	1994	09/04		40

E-Z Mart:
Andrews, TX	—	140	2,623	—	—	140	2,623	2,763	53	2014	04/18		35
Arlington, TX	—	196	1,187	—	—	196	1,187	1,383	34	1982	04/18		25
Ashdown, AR	—	112	2,996	—	—	112	2,996	3,108	61	2015	04/18		35
Broken Arrow, OK	—	93	1,635	—	—	93	1,635	1,728	39	2012	04/18		30
Broken Bow, OK	—	93	2,325	—	—	93	2,325	2,418	66	1964	04/18		25
Broken Bow, OK	—	103	2,315	—	—	103	2,315	2,418	55	1994	04/18		30
Cleburne, TX	—	65	1,663	—	—	65	1,663	1,728	47	1984	04/18		25
Davis, OK	—	37	1,691	—	—	37	1,691	1,728	48	1981	04/18		25
Durant, OK	—	215	1,858	—	—	215	1,858	2,073	44	2000	04/18		30
Durant, OK	—	131	1,598	—	—	131	1,598	1,729	32	2014	04/18		35
Edmond, OK	—	140	898	—	—	140	898	1,038	25	1973	04/18		25
Fayetteville, AR	—	84	1,299	—	—	84	1,299	1,383	37	1979	04/18		25
Foreman, AR	—	65	2,697	—	—	65	2,697	2,762	55	2015	04/18		35
Gladewater, TX	—	28	1,700	—	—	28	1,700	1,728	48	1973	04/18		25
Harrah, OK	—	131	1,598	—	—	131	1,598	1,729	45	1986	04/18		25
Hartshorne, OK	—	28	1,356	—	—	28	1,356	1,384	32	1998	04/18		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Hot Springs, AR	—	38	656	—	—	38	656	694	19	1977	04/18	25
Hot Springs, AR	—	823	561	—	—	823	561	1,384	13	2012	04/18	30
Hot Springs, AR	—	449	935	—	—	449	935	1,384	22	1989	04/18	30
Hugo, OK	—	28	1,356	—	—	28	1,356	1,384	38	1985	04/18	25
Idabel, OK	—	93	1,635	—	—	93	1,635	1,728	39	1998	04/18	30
Kilgore, TX	—	327	3,126	—	—	327	3,126	3,453	63	2013	04/18	35
Little Rock, AR	—	356	683	—	—	356	683	1,039	19	1980	04/18	25
Little Rock, AR	—	253	786	—	—	253	786	1,039	22	1981	04/18	25
Longview, TX	—	75	1,309	—	—	75	1,309	1,384	37	1983	04/18	25
Longview, TX	—	112	1,616	—	—	112	1,616	1,728	46	1982	04/18	25
Lubbock, TX	—	150	544	—	—	150	544	694	15	1974	04/18	25
McAlester, OK	—	290	1,094	—	—	290	1,094	1,384	31	1980	04/18	25
Mineral Wells, TX	—	103	1,626	—	—	103	1,626	1,729	38	1999	04/18	30
Monticello, AR	—	215	1,858	—	—	215	1,858	2,073	44	1990	04/18	30
Mountain Home, AR	—	84	955	—	—	84	955	1,039	27	1982	04/18	25
Mountain Home, AR	—	47	992	—	—	47	992	1,039	28	1983	04/18	25
Nash, TX	—	84	1,989	—	—	84	1,989	2,073	47	1994	04/18	30
Paris, TX	—	56	1,327	—	—	56	1,327	1,383	38	1980	04/18	25
Pittsburg, TX	—	149	1,579	—	—	149	1,579	1,728	37	1998	04/18	30
Queen City, TX	—	168	2,595	—	—	168	2,595	2,763	53	2016	04/18	35
Red Oak, OK	—	168	1,905	—	—	168	1,905	2,073	45	2012	04/18	30
Spiro, OK	—	103	1,970	—	—	103	1,970	2,073	56	1985	04/18	25
Springdale, AR	—	169	525	—	—	169	525	694	15	1974	04/18	25
Springdale, AR	—	122	572	—	—	122	572	694	16	1969	04/18	25
Sulphur Springs, TX	—	65	1,318	—	—	65	1,318	1,383	37	1981	04/18	25
Talihina, OK	—	234	1,150	—	—	234	1,150	1,384	33	1975	04/18	25
Texarkana, AR	—	47	1,337	—	—	47	1,337	1,384	38	1986	04/18	25
Texarkana, AR	—	159	1,914	—	—	159	1,914	2,073	54	1975	04/18	25
Texarkana, AR	—	56	1,672	—	—	56	1,672	1,728	39	1998	04/18	30
Texarkana, AR	—	93	1,290	—	—	93	1,290	1,383	37	1974	04/18	25
Texarkana, AR	—	159	2,604	—	—	159	2,604	2,763	61	1994	04/18	30
Texarkana, TX	—	112	2,996	—	—	112	2,996	3,108	71	2001	04/18	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Family Dollar:
Albany, NY	—	34	824	—	—	34	824	858	294	1992	09/04		40
Cohoes, NY	—	140	753	49	—	140	802	942	316	1994	09/04		40
Hudson Falls, NY	—	51	380	625	—	187	869	1,056	214	1993	09/04		40
Monticello, NY	—	96	352	—	—	96	352	448	121	1996	03/05		40
Richmond, TX	—	366	1,059	—	—	366	1,059	1,425	147	2012	02/14		35
Spring, TX	—	199	1,152	—	—	199	1,152	1,351	160	2012	02/14		35
Bartlesville, OK	—	110	445	—	—	110	445	555	79	2001	07/14		25
Huntsville, AL	—	141	596	—	—	141	596	737	89	2005	07/14		30
Tulsa, OK	—	70	519	34	—	103	519	622	94	2001	07/14		25

Famous Footwear:
Lapeer, MI	—	163	835	—	—	163	812	975	231	2007	10/05		40

Famsa:
Harlingen, TX	—	317	756	170	—	317	926	1,243	402	1999	11/98	(f)	40

Ferguson:
Destin, FL	—	554	1,012	253	—	554	1,265	1,819	365	2006	03/07		40
Union City, GA	—	144	1,260	—	—	144	1,260	1,404	275	2010	05/11		35

Fikes Wholesale:
Belton, TX	—	722	1,814	—	—	722	1,814	2,536	382	2007	08/11		35
Godley, TX	—	1,453	2,084	—	—	1,453	2,084	3,537	439	2008	08/11		35
Killeen, TX	—	1,302	2,514	—	—	1,302	2,514	3,816	530	2008	08/11		35
Killeen, TX	—	1,053	833	—	—	1,053	833	1,886	175	2007	08/11		35
McGregor, TX	—	511	1,484	—	—	511	1,484	1,995	313	2006	08/11		35
Thorndale, TX	—	331	984	—	—	331	984	1,315	207	2007	08/11		35
Valley Mills, TX	—	711	2,114	—	—	711	2,114	2,825	446	2006	08/11		35
West, TX	—	402	864	—	—	402	864	1,266	212	1999	08/11		30
Gladewater, TX	—	145	2,107	—	—	145	2,107	2,252	258	2007	09/14		35
Hearne, TX	—	68	2,184	—	—	68	2,184	2,252	312	1996	09/14		30
Jarrell, TX	—	541	2,965	—	—	541	2,965	3,506	364	2009	09/14		35
Killeen, TX	—	628	2,878	—	—	628	2,878	3,506	353	2013	09/14		35
Liberty Hill, TX	—	203	3,303	—	—	202	3,303	3,505	405	2013	09/14		35
Rosebud, TX	—	58	1,847	—	—	58	1,847	1,905	226	2012	09/14		35
Temple, TX (n)	—	1,052	3,302	—	—	1,052	3,302	4,354	405	2012	09/14		35
Waco, TX	—	1,400	2,106	—	—	1,400	2,106	3,506	301	1997	09/14		30
Claude, TX	—	193	3,728	—	—	193	3,728	3,921	324	2013	12/15		35
Covington, TX	—	164	2,512	—	—	164	2,512	2,676	255	2001	12/15		30
Hamilton, TX	—	97	2,175	—	—	97	2,175	2,272	265	1987	12/15		25
Lott, TX	—	135	3,236	—	—	135	3,236	3,371	281	2013	12/15		35
Salado, TX	—	715	3,206	—	—	715	3,206	3,921	279	2014	12/15		35
Temple, TX	—	77	2,291	—	—	77	2,291	2,368	199	2012	12/15		35
Vernon, TX	—	154	5,850	—	—	154	5,850	6,004	445	2015	12/15		40
Milton, FL	—	1,498	—	3,568	—	1,498	3,568	5,066	182	2016	04/16	(m)	40
Giddings, TX	—	845	—	5,219	—	845	5,219	6,064	201	2017	11/16	(m)	40
Daphne, AL	—	1,411	1,247	—	—	1,411	1,247	2,658	85	2006	12/16		30
Foley, AL	—	783	1,721	—	—	783	1,721	2,504	88	2007	12/16		40
Belton, TX	—	415	3,391	—	—	415	3,391	3,806	166	2016	01/17		40
Hewitt, TX	—	747	—	3,233	—	747	3,233	3,980	84	2017	01/17	(m)	40

First Cash Pawn:
Alice, TX	—	318	578	—	—	318	578	896	246	1995	12/01		40

Five Below:
Florissant, MO	—	249	294	849	—	250	1,142	1,392	283	1996	04/03	(g)	40

Five Guys Burgers and Fries:
Middleburg Heights, OH	—	497	260	250	—	497	510	1,007	264	1976	09/06		20

Flash Markets:
Lebanon, TN	—	582	—	2,063	—	582	2,063	2,645	561	2007	03/07	(m)	40

Fleming's:
Akron, OH	—	475	3,140	—	—	475	3,140	3,615	609	2005	03/12		35

Floor & Decor:
Knoxville, TN	—	2,364	—	7,879	—	2,364	7,879	10,243	583	2016	09/15	(m)	40

Food 4 Less:
Chula Vista, CA	—	3,569	—	—	—	3,569	(c)	3,569	(c)	1995	11/98		(c)

Food Fast:
Bossier City, LA	—	883	658	—	—	883	658	1,541	506	1975	06/07		15
Brownsboro, TX	—	328	385	—	—	328	385	713	148	1990	06/07		30
Flint, TX	—	272	411	—	—	272	411	683	190	1985	06/07		25
Forney, TX	—	545	707	—	—	545	707	1,252	272	1989	06/07		30
Forney, TX	—	473	654	—	—	473	654	1,127	251	1990	06/07		30
Gun Barrel City, TX	—	270	386	—	—	270	386	656	178	1986	06/07		25
Gun Barrel City, TX	—	242	467	—	—	242	467	709	216	1988	06/07		25
Jacksonville, TX	—	660	632	—	—	660	632	1,292	486	1976	06/07		15
Kemp, TX	—	581	505	—	—	581	505	1,086	233	1986	06/07		25
Longview, TX	—	426	382	—	—	426	382	808	176	1984	06/07		25
Longview, TX	—	271	431	—	—	271	431	702	166	1990	06/07		30
Longview, TX	—	252	304	—	—	252	304	556	140	1983	06/07		25
Longview, TX	—	360	535	—	—	360	535	895	247	1983	06/07		25
Longview, TX	—	403	572	—	—	403	572	975	264	1985	06/07		25
Mabank, TX	—	229	494	—	—	229	494	723	228	1986	06/07		25
Mt. Vernon, TX	—	292	666	2,800	—	292	2,800	3,092	400	2013	06/07	(m)	40
Tyler, TX	—	323	283	—	—	323	283	606	163	1978	06/07		20
Tyler, TX	—	488	831	—	—	488	831	1,319	480	1980	06/07		20
Tyler, TX	—	742	546	—	—	742	546	1,288	252	1985	06/07		25
Tyler, TX	—	542	403	—	—	481	403	884	186	1984	06/07		25
Tyler, TX	—	188	329	—	—	188	329	517	152	1984	06/07		25
Tyler, TX	—	316	545	—	—	316	545	861	210	1989	06/07		30

Fort Ticonderoga:
Ticonderoga, NY	—	89	689	60	—	89	749	838	259	1993	09/04		40

Fresenius Medical Care:
Houston, TX	—	422	1,915	510	—	422	2,425	2,847	766	1995	08/06		40
Rockford, MI	—	226	1,404	—	—	226	1,404	1,630	209	2002	07/14		30

Fresh Market:
Gainesville, FL	—	317	1,248	656	—	317	1,904	2,221	668	1982	03/99		40

Frisch's Big Boy:
Batavia, OH	—	319	2,637	150	—	319	2,787	3,106	298	1995	08/15		30
Bethel, OH	—	242	2,512	150	—	242	2,662	2,904	340	1982	08/15		25
Burlington, KY	—	589	2,357	—	—	589	2,357	2,946	265	1995	08/15		30
Cincinnati, OH	—	734	1,768	150	—	734	1,918	2,652	240	1991	08/15		25
Cincinnati, OH	—	976	1,806	—	—	976	1,806	2,782	174	2011	08/15		35
Cincinnati, OH	—	695	2,173	150	—	695	2,323	3,018	246	1982	08/15		30
Cincinnati, OH	—	638	1,845	150	—	638	1,995	2,633	249	1993	08/15		25
Cincinnati, OH	—	271	939	—	—	271	939	1,210	127	1994	08/15		25
Cincinnati, OH	—	183	3,283	150	—	183	3,433	3,616	445	1980	08/15		25
Cincinnati, OH	—	290	3,100	150	—	290	3,250	3,540	421	1985	08/15		25
Cincinnati, OH	—	319	2,753	150	—	319	2,903	3,222	310	2007	08/15		30
Cincinnati, OH	—	445	929	—	—	445	929	1,374	104	2005	08/15		30
Cincinnati, OH	—	435	3,457	150	—	435	3,607	4,042	469	1970	08/15		25
Cincinnati, OH	—	754	1,044	—	—	754	1,044	1,798	117	1997	08/15		30
Cincinnati, OH	—	329	1,672	—	—	329	1,672	2,001	226	1988	08/15		25
Cincinnati, OH	—	300	1,952	—	—	300	1,952	2,252	264	1990	08/15		25
Cincinnati, OH	—	657	1,874	150	—	654	2,024	2,678	254	1986	08/15		25
Cincinnati, OH	—	541	1,981	150	—	541	2,131	2,672	269	1964	08/15		25
Cincinnati, OH	—	782	1,961	150	—	782	2,111	2,893	267	1973	08/15		25
Cincinnati, OH	—	387	1,865	—	—	387	1,865	2,252	210	1996	08/15		30
Cold Spring, KY	—	763	2,144	150	—	763	2,294	3,057	243	1993	08/15		30
Covington, KY	—	522	2,444	150	—	522	2,594	3,116	276	1991	08/15		30
Dayton, OH	—	464	2,029	—	—	464	2,029	2,493	228	1988	08/15		30
Dayton, OH	—	407	349	—	—	407	349	756	34	2010	08/15		35
Dayton, OH	—	445	1,276	—	—	445	1,276	1,721	123	2008	08/15		35
Dayton, OH	—	589	1,662	—	—	589	1,662	2,251	187	2006	08/15		30
Dayton, OH	—	261	1,392	—	—	261	1,392	1,653	188	1985	08/15		25
Dayton, OH	—	348	1,633	—	—	348	1,633	1,981	221	1990	08/15		25
Eaton, OH	—	319	1,267	—	—	319	1,267	1,586	171	1992	08/15		25
Englewood, OH	—	348	1,846	—	—	348	1,846	2,194	249	1976	08/15		25
Erlanger, KY	—	425	1,740	—	—	425	1,740	2,165	235	1991	08/15		25
Fairborn, OH	—	348	1,305	—	—	348	1,305	1,653	147	1989	08/15		30
Fairfield, OH	—	580	1,556	150	—	580	1,706	2,286	212	1976	08/15		25
Florence, KY	—	860	1,903	150	—	860	2,053	2,913	257	1986	08/15		25
Florence, KY	—	850	1,971	150	—	850	2,121	2,971	222	2001	08/15		30
Fort Mitchell, KY	—	792	3,051	150	—	792	3,201	3,993	345	1988	08/15		30
Franklin, OH	—	415	2,425	150	—	415	2,575	2,990	273	1987	08/15		30
Franklin, OH	—	406	1,749	150	—	406	1,899	2,305	238	1977	08/15		25
Gahanna, OH	—	389	165	—	—	389	165	554	19	1994	08/15		30
Greensburg, IN	—	464	1,575	150	—	464	1,726	2,190	177	1990	08/15		30
Grove City, OH	—	406	1,846	—	—	406	1,846	2,252	208	1993	08/15		30
Groveport, OH	—	145	1,084	—	—	145	1,084	1,229	122	1992	08/15		30
Hamilton, OH	—	560	1,894	—	—	560	1,894	2,454	213	2009	08/15		30
Hamilton, OH	—	310	1,045	—	—	310	1,045	1,355	141	1968	08/15		25
Harrison, OH	—	338	2,685	—	—	338	2,685	3,023	302	1989	08/15		30
Heath, OH	—	939	348	—	—	939	348	1,287	34	2011	08/15		35
Hillsboro, OH	—	502	2,926	150	—	502	3,076	3,578	396	1980	08/15		25
Independence, KY	—	657	1,816	—	—	657	1,816	2,473	204	2009	08/15		30
Lancaster, OH	—	570	1,604	—	—	570	1,604	2,174	180	1992	08/15		30
Lawrenceburg, IN	—	550	3,071	—	—	550	3,071	3,621	296	2010	08/15		35
Lebanon, OH	—	560	2,550	150	—	560	2,700	3,260	287	2006	08/15		30
Lexington, KY	—	734	1,382	—	—	734	1,382	2,116	133	2013	08/15		35
Lexington, KY	—	647	2,289	150	—	647	2,439	3,086	310	1976	08/15		25
Louisville, KY	—	891	97	—	—	891	97	988	11	1994	08/15		30
Louisville, KY	—	628	1,691	150	—	628	1,841	2,469	192	1990	08/15		30
Loveland, OH	—	184	1,740	—	—	184	1,740	1,924	196	1990	08/15		30
Loveland, OH	—	241	2,666	150	—	241	2,816	3,057	362	1980	08/15		25
Marysville, OH	—	281	823	—	—	281	823	1,104	93	1993	08/15		30
Mason, OH	—	531	1,981	150	—	531	2,131	2,662	269	1987	08/15		25
Maysville, KY	—	454	3,119	175	—	479	3,269	3,748	423	1992	08/15		25
Miamisburg, OH	—	551	1,701	—	—	551	1,701	2,252	230	1970	08/15		25
Middletown, OH	—	155	1,952	150	—	155	2,102	2,257	265	1966	08/15		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Middletown, OH	—	823	310	—	—	823	310	1,133	30	2013	08/15		35
Milford, OH	—	309	1,942	150	—	309	2,092	2,401	264	1960	08/15		25
New Albany, IN	—	493	1,238	—	—	493	1,238	1,731	139	1995	08/15		30
Shepherdsville, KY	—	793	1,092	—	—	793	1,092	1,885	123	2009	08/15		30
Springfield, OH	—	560	1,691	—	—	560	1,691	2,251	190	2007	08/15		30
Tipp City, OH	—	503	919	—	—	503	919	1,422	103	1996	08/15		30
Troy, OH	—	445	1,807	—	—	445	1,807	2,252	203	1987	08/15		30
Urbana, OH	—	252	1,142	—	—	252	1,142	1,394	154	1991	08/15		25
Washington, OH	—	300	1,672	150	—	300	1,822	2,122	189	1990	08/15		30
Wilmington, OH	—	377	2,502	150	—	377	2,652	3,029	338	1973	08/15		25
Winchester, KY	—	348	1,325	—	—	348	1,325	1,673	149	2008	08/15		30
Xenia, OH	—	261	2,299	—	—	261	2,299	2,560	259	1986	08/15		30

Fuel Up:
Chambersburg, PA	—	76	197	—	—	76	197	273	132	1990	08/05		20

Fuel-On:
Bloomsburg, PA	—	541	146	—	—	541	146	687	98	1967	08/05		20
Emporium, PA	—	380	569	—	—	380	569	949	380	1996	08/05		20
Johnsonburg, PA	—	781	504	—	—	781	504	1,285	337	1978	08/05		20
St. Mary's, PA	—	274	261	—	—	274	261	535	175	1979	08/05		20
Danville, PA	—	180	359	—	—	180	359	539	116	1988	01/06		40
Houtzdale, PA	—	541	500	—	—	356	—	356	—	1977	01/06		15
Pittsburgh, PA	—	905	1,346	—	—	905	1,346	2,251	436	1967	01/06		40
Zelienople, PA	—	160	437	—	—	160	437	597	142	1988	01/06		40

Fuji Japanese Steakhouse:
Farmington, NM	—	2,757	—	773	—	2,757	773	3,530	198	2003	12/07	(o)	40

Furniture Bank:
Columbus, OH	—	1,596	934	239	—	1,605	1,165	2,770	363	1970	11/04	(o)	40

Furr's Family Dining:
Moore, OK	—	939	—	2,429	—	939	2,429	3,368	681	2007	03/07	(m)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Arlington, TX	—	1,061	—	1,594	—	1,061	1,594	2,655	327	2010	04/10	(m)	40
McAllen, TX	—	520	1,700	—	—	520	1,700	2,220	399	2004	12/11		30

Gander Outdoors:
Amarillo, TX	—	1,514	5,781	3,884	—	4,581	6,555	11,136	2,057	2004	11/04	(m)	40
DeForest, WI	—	2,798	10,953	3,303	—	2,787	14,216	17,003	3,086	2008	09/10	(m)	35
Springfield, IL	—	1,717	7,622	2,666	—	3,739	8,266	12,005	1,807	2009	09/10	(m)	35
Onalaska, WI	—	1,963	—	7,417	—	1,733	7,417	9,150	1,322	2011	10/10	(m)	40
Ocala, FL	—	3,315	8,908	645	—	3,315	9,553	12,868	2,106	2008	10/10	(m)	35
Bowling Green, KY	—	1,777	7,319	713	—	1,777	8,032	9,809	1,567	2007	07/11	(m)	35
Roanoke, VA	—	1,769	8,120	738	—	1,769	8,858	10,627	1,742	2008	07/11	(m)	35
Greenfield, IN	—	878	—	6,695	—	878	6,695	7,573	717	2014	12/13	(m)	40
Lakeville, MN	—	3,243	11,191	609	—	3,243	11,800	15,043	1,430	2003	03/15	(o)	30
Chesterfield, MO	—	3,424	—	8,300	—	3,424	8,300	11,724	616	2015	06/15	(m)	40

Gate Petroleum:
Concord, NC	—	852	1,201	—	—	852	1,201	2,053	407	2001	06/05		40
Rocky Mount, NC	—	259	1,164	—	—	259	1,164	1,423	394	2000	06/05		40

Gerber Collision:
Garner, NC	—	352	1,056	—	—	352	1,056	1,408	306	1972	03/13		20
Estero, FL	—	839	—	2,135	—	839	2,135	2,974	222	2015	10/14	(m)	30
Woodstock, GA	—	328	1,291	—	—	328	1,291	1,619	178	1990	11/14		30
Roswell, GA	—	958	—	1,920	—	961	1,920	2,881	292	2015	12/14	(m)	25
Tucson, AZ	—	242	1,518	—	—	242	1,518	1,760	201	2002	01/15		30
Tucson, AZ	—	330	1,746	—	—	330	1,746	2,076	197	2008	01/15		35

Global:
Augusta, ME	—	234	1,384	—	—	234	1,384	1,618	141	1987	06/16		25
Bedford, NH	—	332	907	—	—	332	907	1,239	92	1980	06/16		25
Bridgeport, CT	—	331	1,762	—	—	331	1,762	2,093	179	1979	06/16		25
Derry, NH	—	176	1,044	—	—	176	1,044	1,220	106	1987	06/16		25
Dover, NH	—	497	926	—	—	497	926	1,423	78	2004	06/16		30
Epping, NH	—	798	1,363	—	—	798	1,363	2,161	115	1998	06/16		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Exeter, NH	—	593	3,258	—	—	593	3,258	3,851	276	2001	06/16	30
Fitzwilliam, NH	—	146	2,404	—	—	146	2,404	2,550	244	1993	06/16	25
Gardner, MA	—	88	2,764	—	—	88	2,764	2,852	281	1968	06/16	25
Hanover, MA	—	380	1,131	—	—	380	1,131	1,511	115	1991	06/16	25
Johnston, RI	—	478	1,082	—	—	478	1,082	1,560	110	1992	06/16	25
Manchester, CT	—	584	1,869	—	—	584	1,869	2,453	190	1983	06/16	25
Middleton, MA	—	331	1,694	—	—	331	1,694	2,025	144	2001	06/16	30
Milford, MA	—	642	1,869	—	—	642	1,869	2,511	190	1972	06/16	25
Nashua, NH	—	351	1,160	—	—	351	1,160	1,511	118	1991	06/16	25
North Easton, MA	—	1,293	2,917	—	—	1,293	2,917	4,210	247	2005	06/16	30
Portland, ME	—	361	732	—	—	361	732	1,093	74	1987	06/16	25
Saugus, MA	—	885	3,209	—	—	885	3,209	4,094	272	1997	06/16	30
Scarborough, ME	—	662	1,393	—	—	662	1,393	2,055	118	1998	06/16	30
Tewksbury, MA	—	449	839	—	—	449	839	1,288	71	2000	06/16	30
Townsend, MA	—	195	1,695	—	—	195	1,695	1,890	172	1983	06/16	25
Waltham, MA	—	467	1,995	—	—	467	1,995	2,462	203	1983	06/16	25
Warwick, RI	—	633	1,120	—	—	633	1,120	1,753	95	2004	06/16	30
Waterville, ME	—	49	1,112	—	—	49	1,112	1,161	113	1987	06/16	25
Westerly, RI	—	351	1,830	—	—	351	1,830	2,181	186	1989	06/16	25
Westerly, RI	—	506	2,141	—	—	506	2,141	2,647	181	1998	06/16	30
Westford, MA	—	448	1,072	—	—	448	1,072	1,520	91	1998	06/16	30
Weymouth, MA	—	214	1,802	—	—	214	1,802	2,016	183	1960	06/16	25
Wyoming, RI	—	409	1,276	—	—	409	1,276	1,685	108	1999	06/16	30
York, ME	—	175	2,812	—	—	175	2,812	2,987	286	1990	06/16	25

Golden Corral:
Lake Placid, FL	—	115	305	54	—	115	359	474	347	1985	05/85	35
Tampa, FL	—	1,188	1,339	—	—	1,188	1,339	2,527	570	1998	12/01	40
Temple Terrace, FL	—	1,330	1,391	—	—	1,330	1,391	2,721	592	1997	12/01	40
Davenport, IA	—	923	2,122	—	—	923	2,122	3,045	235	1998	02/15	35
Orange Park, FL	—	1,074	1,794	—	—	1,074	1,794	2,868	232	1995	02/15	30
Pensacola, FL	—	1,344	3,212	—	—	1,344	3,212	4,556	356	1999	02/15	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Goodwill:
Sealy, TX	—	612	675	655	—	612	1,330	1,942	487	1982	03/99		40
Fort Worth, TX	—	988	2,368	32	—	988	2,401	3,389	825	1997	02/05		40

Goodyear Truck & Tire:
Anthony, TX	—	(l)	1,242	6	—	(l)	1,248	1,248	357	2007	02/07		40
Beaverdam, OH	—	(l)	1,521	—	—	(l)	1,521	1,521	442	2004	05/07		40
Benton, AR	—	(l)	309	—	—	(l)	309	309	88	2001	05/07		40
Bowman, SC	—	(l)	969	—	—	(l)	969	969	322	1998	05/07		35
Dalton, GA	—	(l)	1,541	—	—	(l)	1,541	1,541	448	2004	05/07		40
Dandridge, TN	—	(l)	1,030	—	—	(l)	1,030	1,030	342	1989	05/07		35
Franklin, OH	—	(l)	563	—	—	(l)	563	563	187	1998	05/07		35
Gary, IN	—	(l)	1,486	—	—	(l)	1,486	1,486	432	2004	05/07		40
Georgetown, KY	—	(l)	679	—	—	(l)	679	679	263	1997	05/07		30
Mebane, NC	—	(l)	561	—	—	(l)	561	561	186	1998	05/07		35
Piedmont, SC	—	(l)	567	—	—	(l)	567	567	188	1999	05/07		35
Port Wentworth, GA	—	(l)	552	—	—	(l)	552	552	183	1998	05/07		35
Valdosta, GA	—	(l)	1,477	—	—	(l)	1,477	1,477	429	2004	05/07		40
Temple, GA	—	(l)	1,065	—	—	(l)	1,065	1,065	296	2007	06/07		40
Whiteland, IN	—	(l)	1,471	—	—	(l)	1,471	1,471	421	2004	07/07		40
Urbandale, IA	—	(l)	816	—	—	(l)	816	816	234	1987	07/07		40
Robinson, TX	—	(l)	1,183	—	—	(l)	1,183	1,183	329	2007	07/07		40
Kearney, MO	—	(l)	1,269	—	—	(l)	1,269	1,269	363	2003	07/07		40
Oklahoma City, OK	—	(l)	1,247	—	—	(l)	1,247	1,247	339	2008	08/07		40
Amarillo, TX	—	(l)	1,158	—	—	(l)	1,158	1,158	305	2008	02/08		40
Jackson, MS	—	(l)	1,281	—	—	(l)	1,281	1,281	335	2008	03/08		40
Glendale, KY	—	(l)	1,066	—	—	(l)	1,066	1,066	272	2008	07/08		40
Lebanon, TN	—	(l)	1,331	—	—	(l)	1,331	1,331	334	2008	08/08	(p)	40
Laredo, TX	—	(l)	1,238	—	—	(l)	1,238	1,238	303	2009	11/08	(p)	40
Midland, TX	—	(l)	1,148	—	—	(l)	1,148	1,148	243	2010	04/10	(p)	40
Tuscaloosa, AL	—	(l)	1,002	—	—	(l)	1,002	1,002	201	2010	08/10	(p)	40
Kenly, NC	—	(l)	1,066	—	—	(l)	1,066	1,066	210	2011	11/10	(p)	40
Matthews, MO	—	(l)	1,042	50	—	(l)	1,092	1,092	205	2011	01/11	(p)	40
Baytown, TX	—	(l)	—	1,375	—	(l)	1,375	1,375	254	2011	05/11	(p)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Sunbury, OH	—	(l)	—	1,424	—	(l)	1,424	1,424	251	2011	06/11	(p)	40
Greenwood, LA	—	(l)	—	1,291	—	(l)	1,291	1,291	230	2011	06/11	(p)	40
Joplin, MO	—	(l)	—	1,168	—	(l)	1,168	1,168	208	2011	06/11	(p)	40
Winslow, AZ	—	(l)	—	1,613	—	(l)	1,613	1,613	277	2012	09/11	(p)	40
Gulfport, MS	—	(l)	—	1,377	—	(l)	1,377	1,377	231	2012	11/11	(p)	40
Sulphur Springs, TX	—	(l)	—	1,283	—	(l)	1,283	1,283	212	2012	12/11	(p)	40
Walcott, IA	—	(l)	—	1,673	—	(l)	1,673	1,673	131	2015	07/15	(p)	40
S. Beloit, IL	—	(l)	—	1,927	—	(l)	1,927	1,927	138	2016	08/15	(p)	40
Eloy, AZ	—	(l)	—	1,739	—	(l)	1,739	1,739	125	2016	10/15	(p)	40

Gordmans:
Wyoming, MI	—	1,322	—	4,447	—	1,322	4,447	5,769	496	2014	10/13	(m)	40
Saginaw, MI	—	763	—	4,088	—	763	4,088	4,851	456	2014	02/14	(m)	40

Great Clips:
Swansea, IL	—	46	132	157	—	46	290	336	58	1997	12/01	(g)	40
Lapeer, MI	—	27	194	—	—	27	184	211	53	2007	10/05		40

Guitar Center:
Roseville, MN	—	1,599	1,419	23	—	1,599	1,442	3,041	467	1994	08/06		40

H&R Block:
Swansea, IL	—	46	132	69	—	46	201	247	113	1997	12/01		40
Bristol, VA	—	63	184	40	—	63	224	287	38	2000	07/14		25

Harbor Freight Tools:
Federal Way, WA	—	2,037	1,662	534	—	2,037	2,195	4,232	1,004	1994	06/98		40
Gastonia, NC	—	994	1,513	193	—	994	1,706	2,700	564	2004	12/04		40
Plainfield, IN	—	503	—	1,633	—	503	1,633	2,136	211	1972	12/14	(o)	30
Houma, LA	—	1,037	—	3,362	—	1,037	3,362	4,399	151	2016	08/16	(m)	40
McKinney, TX	—	1,040	—	2,551	—	1,040	2,551	3,591	93	2017	01/17	(m)	40
Marion, IN	—	493	—	1,697	—	493	1,697	2,190	44	2017	08/17	(m)	40
Sandusky, OH	—	999	—	1,139	—	999	1,139	2,138	8	2018	04/18	(m)	(k)
Casa Grande, AZ	—	1,963	1,206	—	—	1,963	1,206	3,169	18	1976	09/18		20
Hillsboro, OH	—	541	2,412	—	—	541	2,412	2,953	28	1978	09/18		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Howell, MI	—	737	2,828	—	—	737	2,828	3,565	33	1993	09/18		25
Lake City, FL	—	767	2,567	—	—	767	2,567	3,334	21	2014	09/18		35
Morristown, TN	—	657	2,290	—	—	657	2,290	2,947	19	2015	09/18		35
Palm Harbor, FL	—	1,948	2,216	—	—	1,948	2,216	4,164	22	1980	09/18		30
Reynoldsburg, OH	—	767	3,502	—	—	767	3,502	4,269	29	2014	09/18		35
Rogers, AR	—	448	2,052	—	—	448	2,052	2,500	20	1997	09/18		30
Sebring, FL	—	519	2,350	—	—	519	2,350	2,869	23	1980	09/18		30
Steubenville, OH	—	748	2,162	—	—	748	2,162	2,910	25	1999	09/18		25
Troy, OH	—	685	2,750	—	—	685	2,750	3,435	27	2006	09/18		30
Warren, OH	—	332	2,960	—	—	332	2,960	3,292	25	2013	09/18		35
Zanesville, OH	—	913	2,202	—	—	913	2,202	3,115	18	2014	09/18		35
Louisville, KY	—	970	—	—	—	970	(e)	970	(e)	(e)	11/18	(m)	(e)

Hardee's:
Savannah, TN (n)	—	151	713	—	—	151	713	864	138	1988	02/15		20
Warrenton, NC (n)	—	143	633	—	—	143	633	776	82	1960	02/15		30

Havertys Furniture:
Pensacola, FL	—	633	1,595	66	—	603	1,661	2,264	913	1994	06/96		40
Bowie, MD	—	1,966	4,221	—	—	1,966	4,221	6,187	2,133	1997	12/97		39

Healthy Pet:
Suwanee, GA	—	175	1,038	—	—	175	1,038	1,213	313	1997	12/06		40
Colonial Heights, VA	—	160	746	—	—	160	746	906	223	1996	01/07		40

Hear USA:
Lapeer, MI	—	29	211	—	—	29	201	230	58	2007	10/05		40

Heartland Dental:
Greer, SC	—	399	—	1,435	—	399	1,435	1,834	49	2017	05/17	(m)	40

Herc Rentals:
Anaheim, CA	—	6,156	1,214	—	—	6,156	1,214	7,370	49	2005	10/17		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Arden, NC	—	359	1,286	—	—	359	1,286	1,645	52	1992	10/17	30
Athens, GA	—	255	2,039	—	—	255	2,039	2,294	99	1977	10/17	25
Augusta, GA	—	360	1,069	—	—	360	1,069	1,429	43	1999	10/17	30
Austin, TX	—	2,215	1,517	—	—	2,215	1,517	3,732	61	2002	10/17	30
Baltimore, MD	—	283	1,484	—	—	283	1,484	1,767	72	1984	10/17	25
Beaumont, TX	—	822	624	—	—	822	624	1,446	25	1989	10/17	30
Boston, MA	—	4,536	2,964	—	—	4,536	2,964	7,500	143	1960	10/17	25
Carson, CA	—	5,646	3,764	—	—	5,646	3,764	9,410	152	2002	10/17	30
Charlotte, NC	—	389	626	—	—	389	626	1,015	30	1964	10/17	25
Cincinnati, OH	—	453	1,842	—	—	453	1,842	2,295	89	1971	10/17	25
Columbus, OH	—	483	1,051	—	—	483	1,051	1,534	51	1968	10/17	25
Deer Park, TX	—	443	1,953	—	—	443	1,953	2,396	79	1984	10/17	30
Fayetteville, NC	—	311	2,038	—	—	311	2,038	2,349	99	1981	10/17	25
Foothill Ranch, CA	—	3,484	1,799	—	—	3,484	1,799	5,283	72	2003	10/17	30
Gilbert, AZ	—	839	1,754	—	—	839	1,754	2,593	71	1997	10/17	30
Greensboro, NC	—	351	843	—	—	351	843	1,194	34	1988	10/17	30
Henderson, CO	—	877	1,414	—	—	877	1,414	2,291	57	2005	10/17	30
Houston, TX	—	417	596	—	—	417	596	1,013	29	1972	10/17	25
Lakeland, FL	—	802	1,264	—	—	802	1,264	2,066	51	1998	10/17	30
Las Vegas, NV	—	1,845	4,999	—	—	1,845	4,999	6,844	242	1975	10/17	25
Little Rock, AR	—	463	1,342	—	—	463	1,342	1,805	65	1974	10/17	25
Macon, GA	—	275	731	—	—	275	731	1,006	29	1999	10/17	30
Miami, FL	—	3,041	1,469	—	—	3,041	1,469	4,510	71	1970	10/17	25
Norcross, GA	—	692	464	—	—	692	464	1,156	22	1969	10/17	25
Oklahoma City, OK	—	416	1,295	—	—	416	1,295	1,711	63	1983	10/17	25
Orlando, FL	—	707	2,318	—	—	707	2,318	3,025	93	1998	10/17	30
Pensacola, FL	—	180	851	—	—	180	851	1,031	34	1985	10/17	30
Phoenix, AZ	—	511	814	—	—	511	814	1,325	39	1976	10/17	25
Raleigh, NC	—	622	2,018	—	—	622	2,018	2,640	98	1965	10/17	25
Richland, MS	—	208	1,268	—	—	208	1,268	1,476	51	1996	10/17	30
Riviera Beach, FL	—	1,130	3,380	—	—	1,130	3,380	4,510	117	2007	10/17	35
Roseville, CA	—	1,233	5,544	—	—	1,233	5,544	6,777	223	2002	10/17	30
San Diego, CA	—	3,407	4,283	—	—	3,407	4,283	7,690	207	1977	10/17	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Sarasota, FL	—	443	1,377	—	—	443	1,377	1,820	67	1959	10/17		25
Savannah, GA	—	426	758	—	—	426	758	1,184	31	1989	10/17		30
Springdale, AR	—	702	323	—	—	702	323	1,025	13	1996	10/17		30
Springfield, MO	—	199	1,078	—	—	199	1,078	1,277	52	1971	10/17		25
Tampa, FL	—	490	2,026	—	—	490	2,026	2,516	98	1966	10/17		25
Texas City, TX	—	539	700	—	—	539	700	1,239	34	1972	10/17		25
Virginia Beach, VA	—	463	1,398	—	—	463	1,398	1,861	56	1986	10/17		30
West Sacramento, CA	—	575	2,302	—	—	575	2,302	2,877	93	1987	10/17		30
Kansas City, MO	—	1,009	4,121	—	—	1,009	4,121	5,130	7	1962	12/18		25

Hibbett Sports:
Sealy, TX	—	208	230	282	—	208	512	720	123	1982	03/99	(g)	40

Hobby Lobby:
Beavercreek, OH	—	1,837	—	3,790	—	1,926	3,701	5,627	281	2015	08/15	(m)	40

Hollywood Feed:
Ridgeland, MS	—	343	411	411	—	343	821	1,164	183	1997	08/06		40

Home Decor:
Memphis, TN	—	549	540	364	—	549	904	1,453	436	1998	12/97		40

Home Depot:
Sunrise, FL	—	5,149	—	—	—	5,149	(i)	5,149	(i)	(i)	05/03		(i)

HomeGoods:
Fairfax, VA	—	523	756	1,585	—	971	2,341	3,312	1,070	1995	12/95		40

Hometown Urgent Care:
Warren, OH	—	562	468	100	—	562	568	1,130	222	1997	12/01		40

Hooters:
Tampa, FL	—	784	505	450	—	784	955	1,739	268	1993	12/01		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Hudson Grille:
Alpharetta, GA	—	3,033	1,642	209	—	3,033	1,851	4,884	709	1999	12/01		40

Humana:
Sunrise, FL	—	800	253	—	—	800	253	1,053	92	1984	05/04		40

Hy-Vee:
St. Joseph, MO	—	1,580	2,849	—	—	1,580	2,849	4,429	1,160	1991	09/02		40

Insurance Auto Auctions:
New Orleans, LA	—	1,445	—	4,123	—	1,445	3,987	5,432	703	1993	06/13	(o)	30
E Dundee, IL	—	2,772	—	8,320	—	2,772	8,320	11,092	832	2014	01/14	(m)	40
Bergen, NY	—	762	—	5,024	—	762	5,024	5,786	252	2016	08/15	(m)	40
Eminence, KY	—	724	4,928	—	—	724	4,928	5,652	323	2015	09/16		35
Meridian, ID	—	1,076	—	4,048	—	1,076	4,048	5,124	246	2006	10/16	(o)	35
Flint, MI	—	1,049	—	5,676	—	1,049	5,676	6,725	53	2018	10/16	(m)	40

Int'l House of Pancakes:
Midwest City, OK	—	407	—	—	—	407	(i)	407	(i)	(i)	11/00		(i)
Ankeny, IA	—	693	515	—	—	693	515	1,208	232	2002	06/05		30

ISD Renal:
Corpus Christi, TX	—	406	4,036	—	—	406	4,036	4,442	947	1978	12/11		30
Kendallville, IN	—	66	2,748	—	—	66	2,748	2,814	553	2007	12/11		35
Memphis, TN	—	283	4,146	—	—	283	4,146	4,429	973	2001	12/11		30
Memphis, TN	—	180	3,223	—	—	180	3,223	3,403	757	2002	12/11		30

J & J Insurance:
Hollywood, FL	—	398	90	71	—	243	34	277	1	1960	12/05		15

Jack in the Box:
Plano, TX	—	1,055	1,237	—	—	1,055	1,237	2,292	419	2001	06/05		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Jack's:
Blounstville, AL	—	435	1,543	—	—	435	1,543	1,978	165	1997	10/15	30
Centre, AL	—	128	2,648	—	—	128	2,648	2,776	243	2006	10/15	35
Collinsville, AL	—	119	1,968	—	—	119	1,968	2,087	253	1994	10/15	25
Demopolis, AL	—	208	1,514	—	—	208	1,514	1,722	139	2007	10/15	35
Geraldine, AL	—	119	2,125	—	—	119	2,125	2,244	227	1998	10/15	30
Guin, AL	—	89	1,652	—	—	89	1,652	1,741	177	1999	10/15	30
Hanceville, AL	—	544	1,779	—	—	544	1,779	2,323	190	2002	10/15	30
Holly Pond, AL	—	119	2,056	—	—	119	2,056	2,175	220	2000	10/15	30
Jasper, AL	—	247	2,549	—	—	247	2,549	2,796	327	1983	10/15	25
Ohatchee, AL	—	119	1,938	—	—	119	1,938	2,057	207	1995	10/15	30
Scottsboro, AL	—	247	1,494	—	—	247	1,494	1,741	137	2006	10/15	35
Fyffe, AL	—	95	1,657	—	—	95	1,657	1,752	150	2001	04/16	30
Lafayette, AL	—	209	1,989	—	—	209	1,989	2,198	215	1987	04/16	25
Pinson, AL	—	228	2,453	—	—	228	2,453	2,681	221	1994	04/16	30

Jared Jewelers:
Phoenix, AZ	—	(l)	1,242	—	—	(l)	310	310	41	1998	12/01	30
Richmond, VA	—	955	1,336	—	—	955	1,336	2,291	569	1998	12/01	40
Brandon, FL	—	1,197	1,182	—	—	1,197	1,182	2,379	492	2001	05/02	40
Lithonia, GA	—	1,271	1,216	—	—	1,271	1,216	2,487	506	2001	05/02	40
Houston, TX	—	1,676	1,440	—	—	1,676	1,440	3,116	577	1999	12/02	40
Oviedo, FL	—	1,328	1,500	—	—	1,328	868	2,196	95	1998	06/13	30

JC Nails Salon:
Lapeer, MI	—	37	264	—	—	37	251	288	73	2007	10/05	40

Jiffi Stop:
Barry, IL	—	48	1,194	—	—	48	1,194	1,242	105	1984	10/16	25
Bowen, IL	—	39	744	—	—	39	744	783	55	1999	10/16	30
Carrollton, IL	—	48	1,319	—	—	48	1,319	1,367	116	1986	10/16	25
Griggsville, IL	—	29	801	—	—	29	801	830	71	1983	10/16	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Jacksonville, IL	—	854	4,251	—	—	854	4,251	5,105	268	2010	10/16		35
Pittsfield, IL	—	19	581	—	—	19	581	600	51	1947	10/16		25
Pleasant Hill, IL	—	87	753	—	—	87	753	840	67	1980	10/16		25
Quincy, IL	—	596	2,056	—	—	596	2,056	2,652	151	2003	10/16		30
Quincy, IL	—	58	676	—	—	58	676	734	60	1994	10/16		25
Quincy, IL	—	183	1,539	—	—	183	1,539	1,722	113	2002	10/16		30
Springfield, IL	—	231	1,625	—	—	231	1,625	1,856	120	1999	10/16		30
Springfield, IL	—	288	2,411	—	—	288	2,411	2,699	213	1992	10/16		25
Springfield, IL	—	518	3,782	—	—	518	3,782	4,300	334	1995	10/16		25
Springfield, IL	—	192	2,593	—	—	192	2,593	2,785	229	1993	10/16		25
Taylor, MO	—	39	945	—	—	39	945	984	83	1982	10/16		25

Jiffy Lube:
Auburn, MA	—	455	856	—	—	455	856	1,311	109	1988	07/14		35
Ayer, MA	—	326	792	—	—	326	792	1,118	118	1989	07/14		30
Barrington, IL	—	371	612	—	—	371	612	983	91	1986	07/14		30
Berwyn, IL	—	359	709	—	—	359	709	1,068	90	1985	07/14		35
Bolingbrook, IL	—	185	562	—	—	185	562	747	83	1986	07/14		30
Burbank, IL	—	156	418	—	—	156	418	574	93	1986	07/14		20
Plattsburgh, NY	—	127	421	—	—	127	421	548	75	1993	07/14		25
Romeoville, IL	—	158	557	—	—	158	557	715	83	1988	07/14		30
Worcester, MA	—	287	827	—	—	287	827	1,114	105	1988	07/14		35

Jin's Asian Cafe:
Sealy, TX	—	67	74	1	—	67	75	142	38	1982	03/99		40

Jo-Ann etc:
Corpus Christi, TX	—	818	896	71	—	818	967	1,785	583	1967	11/93		40
St. Peters, MO	—	1,741	5,406	1,233	—	1,741	6,639	8,380	2,101	2005	06/05	(g)	40

Joe Hudson's Collision Center:
Birmingham, AL	—	469	2,081	—	—	469	2,081	2,550	24	1987	09/18		25

Johnny Carino's:
Lubbock, TX	—	1,007	1,206	—	—	1,007	1,206	2,213	514	1995	12/01		40

Just 4 Dogs Pet Salon:
Orlando, FL	—	37	101	6	—	37	107	144	35	2001	02/04		40

Kangaroo Express:
Carthage, NC	—	485	354	—	—	485	354	839	109	1989	08/06		40
Sanford, NC	—	1,638	1,371	—	—	1,638	1,371	3,009	424	2003	08/06		40
Sanford, NC	—	666	661	—	—	666	661	1,327	204	2000	08/06		40
Siler City, NC	—	586	645	—	—	586	645	1,231	200	1998	08/06		40
West End, NC	—	426	516	—	—	397	516	913	160	1999	08/06		40
Belleview, FL	—	471	1,451	—	—	471	1,451	1,922	449	2006	08/06		40
Jacksonville, FL	—	683	1,362	—	—	683	1,362	2,045	421	1969	08/06		40
Jacksonville, FL	—	807	1,239	—	—	807	1,239	2,046	383	1975	08/06		40
Destin, FL	—	1,366	1,192	—	—	1,366	1,192	2,558	366	2000	09/06		40
Niceville, FL	—	1,434	1,124	—	—	1,434	1,124	2,558	345	2000	09/06		40
Kill Devil Hills, NC	—	490	741	—	—	490	741	1,231	226	1995	10/06		40
Kill Devil Hills, NC	—	679	552	—	—	679	552	1,231	169	1990	10/06		40
Interlachen, FL	—	519	1,500	—	—	519	1,500	2,019	405	2007	10/06		40
Clarksville, TN	—	521	710	—	—	521	710	1,231	214	1999	12/06		40
Clarksville, TN	—	276	955	—	—	276	955	1,231	287	1999	12/06		40
Gallatin, TN (n)	—	474	757	—	—	474	757	1,231	227	1999	12/06		40
Midland City, AL	—	729	2,538	—	—	729	2,538	3,267	764	2006	12/06		40
Naples, FL	—	3,195	1,403	—	—	2,985	1,403	4,388	422	2001	12/06		40
Columbiana, AL	—	771	989	—	—	771	989	1,760	296	1982	01/07		40
Naples, FL	—	3,162	1,597	—	—	3,162	1,597	4,759	474	1995	02/07		40
Longs, SC	—	745	758	—	—	745	758	1,503	223	2001	03/07		40
Kentwood, LA	—	985	891	—	—	985	891	1,876	263	2001	03/07		40
Dothan, AL	—	774	1,886	—	—	774	1,886	2,660	556	2007	03/07		40
Naples, FL	—	2,412	1,589	—	—	2,412	1,589	4,001	462	2000	05/07		40
Cary, NC	—	1,314	2,125	—	—	1,314	2,125	3,439	604	2007	08/07		40
Havelock, NC	—	170	681	—	—	170	681	851	101	1962	07/14		30
Statesville, NC	—	249	653	—	—	249	653	902	83	1960	07/14		35

KARM Home Store:
Knoxville, TN	—	467	735	—	—	467	735	1,202	367	1999	01/98	(f)	40

Kay Jeweler's:
Farmington, MO	—	654	—	962	—	654	962	1,616	29	2017	07/17	(m)	40

Keg Steakhouse:
Lynnwood, WA	—	1,256	649	—	—	1,256	649	1,905	277	1992	12/01		40

KFC:
Fenton, MO	—	307	496	—	—	307	496	803	400	1985	07/92		33
Erie, PA	—	517	496	—	—	517	496	1,013	211	1996	12/01		40
Marysville, WA	—	647	546	—	—	647	546	1,193	232	1996	12/01		40
Evansville, IN	—	370	767	—	—	370	767	1,137	242	2004	05/06		40
Hampton, VA	—	251	1,173	—	—	251	1,173	1,424	240	2001	11/12		30
Mechanicsville, VA	—	482	422	—	—	482	422	904	103	1989	11/12		25
Newport News, VA	—	582	392	—	—	582	392	974	96	1985	11/12		25
Newport News, VA	—	461	883	—	—	461	883	1,344	180	2001	11/12		30
Newport News, VA	—	572	442	—	—	572	442	1,014	108	1986	11/12		25
Richmond, VA	—	492	452	—	—	492	452	944	79	2003	11/12		35
Richmond, VA	—	532	472	—	—	532	472	1,004	116	1986	11/12		25
Richmond, VA	—	452	452	—	—	452	452	904	111	1984	11/12		25
Richmond, VA	—	481	1,253	—	—	481	1,253	1,734	307	1990	11/12		25
Richmond, VA	—	552	532	—	—	552	532	1,084	130	1984	11/12		25
Virginia Beach, VA	—	402	482	—	—	402	482	884	118	1984	11/12		25
Ahoskie, NC	—	393	1,012	—	—	393	1,012	1,405	204	1988	12/13		25
Elizabeth City, NC	—	197	1,209	—	—	197	1,209	1,406	244	1988	12/13		25
Brownsville, TX	—	334	865	—	—	334	865	1,199	172	1990	01/14		25
Brownsville, TX	—	404	374	—	—	404	374	778	53	2003	01/14		35
Copperas Cove, TX	—	256	747	—	—	256	747	1,003	124	2001	01/14		30
Del Rio, TX	—	453	246	—	—	453	246	699	41	1995	01/14		30
Eagle Pass, TX	—	226	1,071	—	—	226	1,071	1,297	212	1992	01/14		25
Edinburg, TX	—	452	1,237	—	—	452	1,237	1,689	204	1996	01/14		30
Harker Heights, TX	—	275	1,218	—	—	275	1,218	1,493	173	2008	01/14		35
Harlingen, TX	—	128	1,708	—	—	128	1,708	1,836	339	1992	01/14		25
Jacksonville, TX	—	69	562	—	—	69	562	631	111	1985	01/14		25
Killeen, TX	—	226	1,228	—	—	226	1,228	1,454	203	1993	01/14		30
Laredo, TX	—	265	1,580	—	—	265	1,580	1,845	261	1996	01/14		30
Marshall, TX	—	89	709	—	—	89	709	798	141	1985	01/14		25
McAllen, TX	—	491	1,051	—	—	491	1,051	1,542	208	1987	01/14		25
Mission, TX	—	137	1,404	—	—	137	1,404	1,541	232	1993	01/14		30
Palestine, TX	—	89	484	—	—	89	484	573	96	1996	01/14		25
Pharr, TX	—	167	581	—	—	167	581	748	96	1999	01/14		30
Rio Grande City, TX	—	256	394	—	—	256	394	650	56	2004	01/14		35
S Padre Island, TX	—	856	30	—	—	856	30	886	5	1994	01/14		30
San Benito, TX	—	177	503	—	—	177	503	680	83	1994	01/14		30
Temple, TX	—	246	1,188	—	—	246	1,188	1,434	236	1985	01/14		25
Tyler, TX	—	709	30	—	—	709	30	739	5	1994	01/14		30
Waco, TX	—	463	246	—	—	463	246	709	41	1993	01/14		30
Waco, TX	—	276	620	—	—	276	620	896	123	1984	01/14		25
Weslaco, TX	—	236	1,561	—	—	236	1,561	1,797	258	1995	01/14		30
Belton, MO	—	267	744	—	—	267	744	1,011	75	1987	06/15		35
Cameron, MO	—	229	1,143	—	—	229	1,143	1,372	135	1999	06/15		30
Columbia, MO	—	343	839	—	—	343	839	1,182	99	1987	06/15		30
Excelsior Springs, MO	—	286	1,219	—	—	286	1,219	1,505	173	1988	06/15		25
Ft Pierce, FL	—	591	695	—	—	591	695	1,286	82	2004	06/15		30
Ft Pierce, FL	—	363	487	—	—	363	487	850	57	1992	06/15		30
Lake Wales, FL	—	162	1,561	—	—	162	1,561	1,723	221	1986	06/15		25
Oak Grove, MO	—	209	1,323	—	—	209	1,323	1,532	156	2003	06/15		30
Port St Lucie, FL	—	695	857	—	—	695	857	1,552	101	1998	06/15		30
Port St Lucie, FL	—	723	1,740	—	—	723	1,740	2,463	176	2006	06/15		35
Sebastian, FL	—	409	1,123	—	—	409	1,123	1,532	133	2000	06/15		30
Vero Beach, FL	—	428	1,218	—	—	412	1,218	1,630	144	2004	06/15		30
Lisle, IL	—	499	1,314	—	—	499	1,314	1,813	144	2000	09/15		30
Lockport, IL	—	499	1,085	—	—	499	1,085	1,584	119	2007	09/15		30
Sandwich, IL	—	86	1,143	—	—	86	1,143	1,229	125	1999	09/15		30
Yorkville, IL	—	413	960	—	—	399	960	1,359	126	1972	09/15		25
Chillicothe, OH	—	327	1,818	—	—	327	1,818	2,145	3	2007	12/18		30
Circleville, OH	—	375	1,885	—	—	375	1,885	2,260	2	2008	12/18		35
Findlay, OH	—	337	1,645	—	—	337	1,645	1,982	2	2007	12/18		30
Florence, KY	—	519	2,077	—	—	519	2,077	2,596	3	1985	12/18		25
Hillsboro, OH	—	87	2,077	—	—	87	2,077	2,164	3	1991	12/18		30
Marysville, OH	—	164	1,924	—	—	164	1,924	2,088	3	2007	12/18		30
New Boston, OH	—	96	2,183	—	—	96	2,183	2,279	3	1991	12/18		30
Taylor Mill, KY	—	269	1,645	—	—	269	1,645	1,914	2	1993	12/18		40
Wilmington, OH	—	48	1,877	—	—	48	1,877	1,925	3	1986	12/18		25

Kohl's:
Florence, AL	—	818	1,047	—	—	818	698	1,516	251	2006	06/04		40

Kroger:
Elkhart, IN	—	541	1,550	438	—	670	1,860	2,530	484	1979	07/14		15

Kum & Go:
Omaha, NE	—	393	214	—	—	393	214	607	145	1979	06/05		20

Kwik Pik:
Bear Creek, PA	—	191	230	—	—	191	230	421	154	1980	08/05		20
Bradford, PA	—	184	762	—	—	184	762	946	509	1983	08/05		20
Coraopolis, PA	—	476	347	—	—	476	347	823	232	1983	08/05		20
Bear Creek Township, PA	—	689	275	—	—	689	275	964	183	1980	09/05		20
Beech Creek, PA	—	477	613	—	—	477	613	1,090	198	1988	01/06		40
Canisteo, NY	—	142	485	—	—	142	485	627	157	1983	01/06		40
Curwensville, PA	—	226	608	—	—	226	608	834	197	1983	01/06		40
Ellwood City, PA	—	196	526	—	—	196	526	722	170	1987	01/06		40
Hastings, PA	—	199	455	—	—	199	455	654	148	1989	01/06		40
Jersey Shore, PA	—	515	381	—	—	515	381	896	124	1960	01/06		40
Leeper, PA	—	286	644	—	—	286	644	930	209	1987	01/06		40
Lewisberry, PA	—	412	534	—	—	412	534	946	173	1988	01/06		40
Mercersburg, PA	—	672	746	—	—	672	746	1,418	242	1988	01/06		40
New Florence, PA	—	298	812	—	—	298	812	1,110	263	1989	01/06		40
Newstead, NY	—	255	835	—	—	255	835	1,090	271	1990	01/06		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Philipsburg, PA	—	428	269	—	—	428	269	697	87	1978	01/06		40
Plainfield, PA	—	244	383	—	—	244	383	627	124	1988	01/06		40
Reynoldsville, PA	—	113	328	—	—	113	328	441	106	1983	01/06		40
Port Royal, PA	—	238	635	—	—	238	635	873	396	1989	07/06		20

LA Fitness:
Little Rock, AR	—	3,113	2,660	4,125	—	3,113	6,785	9,898	1,985	1997	09/98		40
Sarasota, FL	—	471	1,344	4,450	—	471	5,794	6,265	1,425	1983	03/99	(g)	40
Centerville, OH	—	2,700	—	8,572	—	2,700	8,572	11,272	2,045	2009	06/08	(m)	40
Warren, MI	—	2,360	—	6,674	—	2,360	6,674	9,034	1,634	2009	07/08	(m)	40
Cincinnati, OH	—	5,145	—	9,011	—	5,145	9,011	14,156	2,150	2009	08/08	(m)	40
Lawrence, IN	—	1,599	—	5,867	—	1,762	5,870	7,632	1,229	2010	01/10	(m)	40
Laveen, AZ	—	1,665	—	5,749	—	1,665	5,749	7,414	1,180	2010	02/10	(m)	40
Kennesaw, GA	—	3,653	—	3,325	—	3,653	3,325	6,978	662	2011	07/10	(m)	40
Arlington, TX	—	1,166	6,214	—	—	1,166	6,214	7,380	1,413	2007	01/11		35
Hurst, TX	—	1,494	6,187	—	—	1,494	6,187	7,681	1,318	2008	07/11		35
South Plainfield, NJ	—	2,415	6,592	—	—	2,415	6,592	9,007	1,232	2006	06/12		35
McDonough, GA	—	1,503	6,727	—	—	1,503	6,727	8,230	1,209	2008	09/12		35
Greensburg, PA	—	1,791	7,015	—	—	1,791	7,015	8,806	1,060	2012	12/12		40
Indianapolis, IN	—	1,651	6,585	—	—	1,651	6,585	8,236	995	2012	12/12		40
Phoenix, AZ	—	1,601	6,540	—	—	1,601	6,540	8,141	988	2012	12/12		40
Tampa, FL	—	4,492	10,894	—	—	4,486	10,894	15,380	1,645	2012	12/12		40
West Dundee, IL	—	1,961	6,525	—	—	1,961	6,525	8,486	985	2012	12/12		40
Irving, TX	—	3,636	7,326	—	—	3,636	7,326	10,962	1,177	2006	05/13		35
Royal Oak, MI	—	3,238	8,998	—	—	3,238	8,998	12,236	1,360	2010	09/13		35
St. Louis Park, MN	—	3,436	8,665	—	—	3,436	8,665	12,101	1,248	2009	12/13		35
Pompano Beach, FL	—	7,009	—	9,572	—	7,009	9,572	16,581	712	2015	12/14	(m)	40
San Antonio, TX	—	2,084	—	7,157	—	2,081	7,157	9,238	514	2016	02/15	(m)	40
Antioch, CA	—	2,521	—	8,510	—	2,521	8,510	11,031	594	2016	06/15	(m)	40
Plymouth, MI	—	1,646	—	7,820	—	1,646	7,820	9,466	595	2015	06/15	(m)	40
Spanaway, WA	—	846	—	7,331	—	846	7,331	8,177	527	2016	07/15	(m)	40
Round Rock, TX	—	1,556	—	7,205	—	1,556	7,205	8,761	323	2017	04/16	(m)	40
Roswell, GA	—	3,175	—	8,726	—	3,175	8,726	11,901	336	2017	10/16	(m)	40
Cordova, TN	—	2,391	—	7,085	—	2,391	7,085	9,476	214	2017	12/16	(m)	40
Lakeland, FL	—	1,856	—	7,004	—	1,856	7,004	8,860	182	2017	12/16	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Livonia, MI	—	2,729	—	8,116	—	2,729	8,116	10,845	110	2018	08/17	(m)	40

LaPetite Academy:
Albuquerque, NM	—	332	1,166	—	—	332	1,166	1,498	173	1989	07/14		30
Ft. Worth, TX	—	140	383	—	—	140	383	523	114	1981	07/14		15
Moore, OK	—	119	412	—	—	119	412	531	123	1982	07/14		15
Oklahoma City, OK	—	100	391	—	—	100	391	491	116	1982	07/14		15

Last Stop West:
Azle, TX	—	648	859	—	—	648	859	1,507	248	1970	06/07		40

Life Time Fitness:
Mt. Laurel, NJ	—	3,617	39,878	—	—	3,617	39,878	43,495	2,991	2015	05/16		35
Framingham, MA	—	8,860	37,806	—	—	8,860	37,806	46,666	2,087	2016	10/16		40
Gaithersburg, MD	—	8,344	45,286	—	—	8,344	45,286	53,630	2,500	2016	10/16		40

Lil' Champ:
Gainesville, FL	—	900	—	1,800	—	900	1,800	2,700	531	2006	07/05	(m)	40
Jacksonville, FL	—	2,225	3,265	—	—	2,225	3,265	5,490	864	2006	08/05		40
Ocala, FL	—	846	—	1,564	—	846	1,564	2,410	451	2006	02/06	(m)	40

LoanMax:
Bridgeview, IL	—	673	744	—	—	673	744	1,417	317	1997	12/01		40

Logan's Roadhouse:
Alexandria, LA	—	1,218	3,049	—	—	1,218	3,049	4,267	924	1998	11/06		40
Beckley, WV	—	1,396	2,405	—	—	1,396	2,405	3,801	729	2006	11/06		40
Cookeville, TN	—	1,262	2,271	—	—	1,262	2,271	3,533	688	1997	11/06		40
Greenwood, IN	—	1,341	2,105	—	—	1,341	2,105	3,446	638	2000	11/06		40
Hurst, TX	—	1,858	1,916	—	—	1,858	1,916	3,774	581	1999	11/06		40
Jackson, TN	—	1,200	2,246	—	—	1,200	2,246	3,446	681	1994	11/06		40
Lake Charles, LA	—	1,285	2,202	—	—	1,285	2,202	3,487	668	1998	11/06		40
McAllen, TX	—	1,608	2,178	—	—	1,608	2,178	3,786	660	2005	11/06		40
Roanoke, VA	—	2,302	1,947	—	—	2,302	1,947	4,249	590	1998	11/06		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Smyrna, TN	—	1,335	2,047	—	—	1,335	2,047	3,382	621	2002	11/06		40
Southhaven, MS	—	1,298	1,338	—	—	1,298	1,338	2,636	403	2005	12/06		40
Columbus, MS	—	707	—	1,681	—	707	1,681	2,388	310	2011	11/10	(m)	40
Nashville, TN	—	844	—	1,592	—	844	1,592	2,436	284	2011	06/11	(m)	40
Marion, IL	—	1,016	—	1,674	—	1,016	1,674	2,690	263	2012	03/12	(m)	40
Pooler, GA	—	1,159	—	1,720	—	1,159	1,720	2,879	253	2013	03/12	(m)	40
Cullman, AL	—	889	—	1,585	—	889	1,585	2,474	246	2012	04/12	(m)	40
Lebanon, TN	—	789	—	1,725	—	789	1,725	2,514	260	2012	06/12	(m)	40
Chester, VA	—	871	—	1,697	—	871	1,697	2,568	253	2013	07/12	(m)	40
Gonzales, LA	—	975	—	1,696	—	975	1,696	2,671	246	2013	10/12	(m)	40
Madison, AL	—	689	—	1,657	—	689	1,657	2,346	233	2013	11/12	(m)	40
Hopkinsville, KY	—	644	—	1,788	—	644	1,788	2,432	210	2014	09/13	(m)	40
Muscle Shoals, AL	—	907	—	1,506	—	907	1,506	2,413	152	2014	06/14	(m)	40

Lowe's:
Memphis, TN	—	3,215	9,170	120	—	3,311	9,194	12,505	3,807	2001	06/02		40

Magic China Café:
Orlando, FL	—	40	111	—	—	40	111	151	42	2001	02/04		40

Magic Mountain:
Columbus, OH	—	5,380	2,693	25	—	5,380	2,718	8,098	782	1990	06/07		40
Columbus, OH	—	2,076	1,906	124	—	2,076	2,030	4,106	572	1990	06/07		40

Main Event:
Oklahoma City, OK	—	2,004	8,711	—	—	2,004	8,711	10,715	771	2014	06/15		40
San Antonio, TX	—	2,115	10,080	—	—	2,115	10,080	12,195	1,020	2014	06/15		35
Tulsa, OK	—	1,542	7,748	—	—	1,542	7,748	9,290	686	2015	06/15		40
Fort Worth, TX	—	2,538	—	6,623	—	2,538	6,622	9,160	476	2016	12/15	(m)	40
Louisville, KY	—	2,504	—	6,375	—	2,504	6,375	8,879	445	2016	12/15	(m)	40
Independence, MO	—	1,794	7,650	—	—	1,794	7,650	9,444	582	2015	12/15		40
Memphis, TN	—	1,263	6,825	—	—	1,263	6,825	8,088	519	2015	12/15		40
Olathe, KS	—	3,174	—	6,704	—	3,174	6,704	9,878	370	2016	02/16	(m)	40
West Chester, OH	—	2,767	—	6,414	—	2,767	6,414	9,181	421	2016	02/16	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Hoffman Estates, IL	—	1,730	—	8,022	—	1,730	8,022	9,752	476	2016	06/16	(m)	40
Suwanee, GA	—	1,787	—	6,736	—	1,787	6,736	8,523	344	2016	06/16	(m)	40
Albuquerque, NM	—	2,531	—	6,889	—	2,531	6,889	9,420	438	2016	06/16	(m)	40
Humble, TX	—	2,669	—	5,916	—	2,669	5,916	8,585	240	2017	10/16	(m)	40
Kansas City, MO	—	3,519	—	5,442	—	3,519	5,442	8,961	221	2017	10/16	(m)	40
Knoxville, TN	—	3,225	—	6,546	—	3,225	6,546	9,771	239	2017	12/16	(m)	40
Gilbert, AZ	—	2,348	—	6,281	—	2,348	6,281	8,629	255	2017	02/17	(m)	40
Highlands Ranch, CO	—	3,297	—	7,670	—	3,297	7,670	10,967	24	2018	07/17	(m)	(k)
Avon, OH	—	2,760	—	6,981	—	2,760	6,981	9,741	95	2018	07/17	(m)	(k)

Mattress Firm:
Buford, GA	—	635	1,635	465	—	635	2,100	2,735	679	2003	07/04	(g)	40
Lancaster, OH	—	600	—	793	—	600	671	1,271	120	2012	01/08	(g)	40
Plainfield, IN	—	379	—	1,267	—	379	1,267	1,646	139	2014	01/14	(m)	40
Fayetteville, AR	—	891	2,229	—	—	891	2,229	3,120	362	1998	02/14		30
Pocatello, ID	—	268	—	1,505	—	268	1,505	1,773	152	2014	09/14	(m)	40
South Jordan, UT	—	719	—	1,572	—	716	1,572	2,288	149	2015	11/14	(m)	40
Kentwood, MI	—	593	1,531	—	—	593	1,531	2,124	142	2015	04/15		40
Muncie, IN	—	288	1,537	—	—	288	1,537	1,825	163	2015	04/15		35
Sandusky, OH	—	518	1,409	—	—	518	1,409	1,927	125	2015	06/15		40
Fort Collins, CO	—	757	—	1,301	—	757	1,301	2,058	102	2015	07/15	(m)	40
Wooster, OH	—	332	1,334	—	—	332	1,334	1,666	76	2016	09/16		40

Mavis Tire Supply (Auto Spot):
Jacksonville, FL	—	641	1,356	—	—	641	1,356	1,997	36	2003	03/18		30
Jacksonville, FL	—	678	1,539	—	—	678	1,539	2,217	35	2012	03/18		35

Mavis Tire Supply (DeKalb Tire):
Cumming, GA	—	587	1,422	—	—	587	1,422	2,009	26	2002	06/18		30

Mavis Tire Supply (Kauffman Tire):
Alpharetta, GA	—	679	1,119	—	—	679	1,119	1,798	36	2007	01/18		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Alpharetta, GA	—	513	1,714	—	—	513	1,714	2,227	55	1998	01/18		30
Alpharetta, GA	—	707	872	—	—	707	872	1,579	28	1998	01/18		30
Athens, GA	—	807	1,009	—	—	807	1,009	1,816	28	2014	01/18		35
Bradenton, FL	—	696	2,409	—	—	696	2,409	3,105	77	2011	01/18		30
Covington, GA	—	587	1,615	—	—	587	1,615	2,202	52	2011	01/18		30
Cumming, GA	—	696	2,445	—	—	696	2,445	3,141	78	1998	01/18		30
Douglasville, GA	—	458	2,226	—	—	458	2,226	2,684	71	2002	01/18		30
Hiram, GA	—	696	2,317	—	—	696	2,317	3,013	63	2012	01/18		35
Kennesaw, GA	—	1,027	1,953	—	—	1,027	1,953	2,980	62	2010	01/18		30
Lawrenceville, GA	—	724	1,668	—	—	724	1,668	2,392	53	2002	01/18		30
Lawrenceville, GA	—	404	2,073	—	—	404	2,073	2,477	79	1995	01/18		25
Lilburn, GA	—	642	1,329	—	—	642	1,329	1,971	42	2010	01/18		30
Loganville, GA	—	623	1,668	—	—	623	1,668	2,291	53	2006	01/18		30
Marietta, GA	—	596	1,018	—	—	596	1,018	1,614	33	2006	01/18		30
McDonough, GA	—	743	1,128	—	—	743	1,128	1,871	36	2007	01/18		30
New Port Richey, FL	—	404	2,339	—	—	404	2,339	2,743	75	2005	01/18		30
Stockbridge, GA	—	587	1,549	—	—	587	1,549	2,136	49	2007	01/18		30
Valdosta, GA	—	395	1,643	—	—	395	1,643	2,038	45	2014	01/18		35
Brunswick, GA	—	725	2,109	—	—	725	2,109	2,834	33	2017	06/18		35
Canton, GA	—	358	2,293	—	—	358	2,293	2,651	41	2012	06/18		30
Columbus, GA	—	871	1,972	—	—	871	1,972	2,843	31	2016	06/18		35
Cordele, GA	—	486	1,762	—	—	486	1,762	2,248	27	2014	06/18		35

Mavis Tire Supply (Mavis Discount Tire):
N. Plainfield, NJ	—	746	1,548	—	—	746	1,548	2,294	65	1974	12/17		25
Raritan, NJ	—	703	983	—	—	703	983	1,686	41	1965	12/17		25
Coram, NY	—	220	—	1,161	—	220	1,161	1,381	1	1984	07/18	(o)	(k)
Clearwater, FL	—	175	849	—	—	175	849	1,024	4	1973	11/18		25

Mavis Tire Supply (Sun Tire):
Jacksonville, FL	—	339	1,449	—	—	339	1,449	1,788	46	1983	03/18		25
Jacksonville, FL	—	367	1,174	—	—	367	1,174	1,541	31	1995	03/18		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Jacksonville, FL	—	239	982	—	—	239	982	1,221	31	1985	03/18		25
Jacksonville, FL	—	276	1,139	—	—	276	1,139	1,415	36	1977	03/18		25
Jacksonville, FL	—	450	772	—	—	450	772	1,222	24	1987	03/18		25
Jacksonville, FL	—	697	1,403	—	—	697	1,403	2,100	32	2012	03/18		35
Middleburg, FL	—	661	752	—	—	661	752	1,413	20	2003	03/18		30
Orange Park, FL	—	395	827	—	—	395	827	1,222	22	1990	03/18		30
Orange Park, FL	—	294	1,340	—	—	294	1,340	1,634	42	1981	03/18		25
Tallahassee, FL	—	294	1,340	—	—	294	1,340	1,634	42	1989	03/18		25
Tallahassee, FL	—	220	1,412	—	—	220	1,412	1,632	37	1997	03/18		30

MedExpress Urgent Care:
Fairmont, WV	—	245	1,859	—	—	245	1,859	2,104	352	2011	05/12		35
Hanover, PA	—	533	1,521	—	—	533	1,521	2,054	288	2011	05/12		35
Hermitage, PA	—	445	2,108	—	—	445	2,108	2,553	399	2011	05/12		35
Latrobe, PA	—	681	1,511	—	—	681	1,511	2,192	286	2011	05/12		35
Mt. Pleasant, PA	—	593	1,482	—	—	593	1,482	2,075	280	2011	05/12		35
Pittsburgh, PA	—	227	1,936	—	—	227	1,936	2,163	427	1970	05/12		30
Martinsburg, WV	—	917	—	650	—	917	650	1,567	86	2013	12/12	(m)	40
Wheeling, WV	—	485	1,232	—	—	485	1,232	1,717	238	1989	03/13		30
Huntington, WV	—	990	—	735	—	1,017	735	1,752	96	2013	08/13	(m)	40
Anderson, IN	—	777	—	661	—	777	661	1,438	83	2013	08/13	(m)	40
Terre Haute, IN	—	144	1,616	—	—	144	1,616	1,760	289	1991	08/13		30
Benton, AR	—	376	1,125	—	—	376	1,125	1,501	97	2015	07/15		40
Connellsville, PA	—	162	1,172	—	—	162	1,172	1,334	101	2015	07/15		40
Rogers, AR	—	435	1,168	—	—	435	1,168	1,603	101	2015	07/15		40
Russellville, AR	—	247	1,098	—	—	247	1,098	1,345	108	2015	07/15		35
Hot Springs, AR	—	440	1,155	—	—	440	1,155	1,595	97	2015	08/15		40
Salina, KS	—	321	1,315	—	—	321	1,315	1,636	124	1999	09/15		35
Lehigh Acres, FL	—	459	—	2,151	—	459	2,151	2,610	247	2016	10/15	(m)	25
North Little Rock, AR	—	489	1,137	—	—	489	1,137	1,626	84	2015	01/16		40
Little Rock, AR	—	858	1,806	—	—	858	1,806	2,664	134	2016	01/16		40
Swansea, IL	—	236	1,292	—	—	236	1,292	1,528	109	1997	06/16		30
Derby, KS	—	442	—	—	—	442	(i)	442	(i)	(i)	07/16		(i)
Alton, IL	—	376	1,397	—	—	376	1,397	1,773	86	2016	07/16		40
Pine Bluff, AR	—	478	—	—	—	478	(i)	478	(i)	(i)	07/16		(i)
Collinsville, IL	—	304	—	—	—	304	(i)	304	(i)	(i)	08/16		(i)
Wichita, KS	—	482	—	—	—	482	(i)	482	(i)	(i)	08/16		(i)
Wichita, KS	—	213	—	—	—	213	(i)	213	(i)	(i)	08/16		(i)
Quakertown, PA	—	658	—	—	—	658	(i)	658	(i)	(i)	08/16		(i)
Fort Myers, FL	—	1,522	—	—	—	1,522	(i)	1,522	(i)	(i)	09/16		(i)
Grand Rapids, MI	—	435	—	—	—	435	(i)	435	(i)	(i)	10/16		(i)
Naples, FL	—	689	—	—	—	689	(i)	689	(i)	(i)	10/16		(i)
Duluth, MN	—	535	—	—	—	535	(i)	535	(i)	(i)	12/16		(i)
Hadley, MA	—	866	—	—	—	866	(i)	866	(i)	(i)	05/17		(i)
Richmond, VA	—	734	—	—	—	734	(i)	734	(i)	(i)	05/17		(i)
Bemidji, MN	—	475	—	—	—	475	(i)	475	(i)	(i)	06/17		(i)
Hagerstown, MD	—	850	—	—	—	850	(i)	850	(i)	(i)	07/17		(i)
Rochester, MN	—	751	—	—	—	751	(i)	751	(i)	(i)	08/17		(i)
Jenison, MI	—	271	—	—	—	271	(i)	271	(i)	(i)	08/17		(i)

Michaels:
Fairfax, VA	—	534	773	1,369	—	992	2,141	3,133	995	1995	12/95		40
Altamonte Springs, FL	—	1,947	3,267	1,198	—	1,947	3,370	5,317	936	1997	09/97		26
Plymouth Meeting, PA	—	2,911	2,595	150	—	2,911	2,744	5,655	1,239	1999	10/98	(g)	40
Florissant, MO	—	523	617	1,784	—	524	2,399	2,923	593	1996	04/03	(g)	40

Miller's Ale House:
Franklin, TN	—	2,519	1,705	—	—	2,519	1,705	4,224	513	1995	12/06		40
Pensacola, FL	—	1,363	1,842	—	—	1,363	1,842	3,205	406	2008	04/11		35
Oviedo, FL	—	113	—	3,785	—	113	3,785	3,898	588	2012	10/11	(m)	40
Norridge, IL	—	2,482	—	—	—	2,482	(i)	2,482	(i)	(i)	05/18		(i)

Mimi's:
Tampa, FL	—	688	2,357	—	—	688	2,357	3,045	383	2003	02/14		30

Mister Car Wash:
Anoka, MN	—	212	214	—	—	212	214	426	167	1968	04/07		15
Brooklyn Park, MN	—	438	778	—	—	438	778	1,216	364	1985	04/07		25
Cedar Rapids, IA	—	391	816	—	—	391	816	1,207	382	1989	04/07		25
Clive, IA	—	1,141	935	—	—	1,141	935	2,076	547	1983	04/07		20
Cottage Grove, MN	—	274	485	—	—	274	485	759	227	1992	04/07		25
Des Moines, IA	—	249	596	—	—	249	596	845	232	1990	04/07		30
Des Moines, IA	—	213	476	—	—	182	476	658	279	1964	04/07		20
Eden Prairie, MN	—	865	751	—	—	865	751	1,616	440	1984	04/07		20
Edina, MN	—	894	687	—	—	894	687	1,581	402	1985	04/07		20
Houston, TX	—	5,126	1,267	—	—	5,126	1,267	6,393	424	1995	04/07		35
Houston, TX	—	3,193	1,305	—	—	3,193	1,305	4,498	437	1995	04/07		35
Houston, TX	—	2,260	1,806	—	—	2,260	1,806	4,066	846	1975	04/07		25
Houston, TX	—	1,846	1,592	—	—	1,846	1,592	3,438	746	1983	04/07		25
Houston, TX	—	796	678	—	—	796	678	1,474	318	1986	04/07		25
Houston, TX	—	624	1,108	—	—	624	1,108	1,732	432	1988	04/07		30
Houston, TX	—	1,347	1,702	—	—	1,347	1,702	3,049	664	1984	04/07		30
Houston, TX	—	1,960	1,145	—	—	1,960	1,145	3,105	536	1983	04/07		25
Houston, TX	—	288	466	—	—	288	466	754	364	1970	04/07		15
Humble, TX	—	1,204	1,517	—	—	1,204	1,517	2,721	507	1993	04/07		35
Plymouth, MN	—	827	182	—	—	767	182	949	182	1955	04/07		10
Roseville, MN	—	861	564	—	—	861	564	1,425	330	1963	04/07		20
Spokane, WA	—	214	580	—	—	214	580	794	226	1990	04/07		30
Spokane, WA	—	1,253	1,146	—	—	1,253	1,146	2,399	383	1997	04/07		35
St. Cloud, MN (n)	—	243	391	—	—	242	391	633	229	1986	04/07		20
Sugarland, TX	—	3,789	1,972	—	—	3,789	1,972	5,761	660	1995	04/07		35
West St Paul, MN	—	836	236	—	—	794	236	1,030	138	1972	04/07		20
Rochester, MN	—	1,055	2,327	—	—	1,055	2,327	3,382	652	2003	10/07		40
Birmingham, AL	—	2,378	2,145	—	—	2,378	2,145	4,523	795	1985	11/07		30
Clearwater, FL	—	825	765	—	—	825	765	1,590	341	1969	11/07		25
Mesquite, TX	—	1,596	2,201	—	—	1,596	2,201	3,797	980	1987	11/07		25
Seminole, FL	—	2,166	1,496	—	—	2,166	1,496	3,662	555	1985	11/07		30
Tampa, FL	—	2,993	1,669	—	—	2,993	1,669	4,662	743	1969	11/07		25
Vestavia Hills, AL	—	1,009	956	—	—	1,009	956	1,965	425	1967	11/07		25
El Paso, TX	—	1,399	1,468	—	—	1,399	1,468	2,867	405	1991	12/07		40
El Paso, TX	—	1,424	1,306	—	—	1,424	1,306	2,730	481	1986	12/07		30
El Paso, TX	—	1,807	2,287	—	—	1,807	2,287	4,094	632	1983	12/07		40
El Paso, TX	—	664	824	—	—	664	824	1,488	227	1991	12/07		40
El Paso, TX	—	988	1,046	—	—	988	1,046	2,034	289	1998	12/07		40
Tampa, FL	—	541	829	—	—	541	829	1,370	289	1978	04/10		25
Springfield, MO	—	1,064	2,109	—	—	1,064	2,109	3,173	524	1990	07/11		30
Springfield, MO	—	1,188	2,817	—	—	1,188	2,817	4,005	600	2000	07/11		35
Springfield, MO	—	642	1,767	—	—	642	1,767	2,409	439	1979	07/11		30
Missouri City, TX	—	549	1,553	—	—	549	1,553	2,102	316	2004	11/11		35
Bountiful, UT	—	484	292	—	—	484	292	776	68	1995	01/12		30
Salt Lake City, UT	—	522	1,806	—	—	522	1,806	2,328	419	1993	01/12		30
Tucson, AZ	—	946	2,566	—	—	946	2,566	3,512	595	2003	01/12		30
Tucson, AZ	—	742	2,226	—	—	742	2,226	2,968	516	2000	01/12		30
Tucson, AZ	—	493	345	—	—	493	345	838	69	2007	01/12		35
Cedar Park, TX	—	794	1,316	—	—	794	1,316	2,110	252	2009	04/12		35
Spokane Valley, WA	—	454	857	—	—	454	857	1,311	164	2005	04/12		35
Salt Lake City, UT	—	781	2,303	—	—	781	2,303	3,084	425	2009	07/12		35
College Park, GA	—	322	1,056	—	—	322	1,056	1,378	190	2008	09/12		35
Griffin, GA	—	401	2,897	—	—	401	2,897	3,298	521	2007	09/12		35
Hampton, GA	—	421	1,996	—	—	421	1,996	2,417	359	2006	09/12		35
Lilburn, GA	—	381	2,426	—	—	381	2,426	2,807	436	2007	09/12		35
Oxford, AL	—	301	3,607	—	—	301	3,607	3,908	648	2008	09/12		35
Clermont, FL	—	783	2,328	—	—	783	2,328	3,111	413	2006	10/12		35
Springfield, MO	—	474	736	—	—	474	736	1,210	153	2006	10/12		30
Abilene, TX	—	641	3,093	—	—	641	3,093	3,734	541	2006	11/12		35
Abilene, TX	—	101	426	—	—	101	426	527	75	2009	11/12		35
Lubbock, TX	—	350	2,984	—	—	350	2,984	3,334	522	2007	11/12		35
Lubbock, TX	—	400	3,403	—	—	400	3,403	3,803	596	2004	11/12		35
Lubbock, TX	—	411	2,534	—	—	411	2,534	2,945	517	2003	11/12		30
Ephrata, PA	—	241	2,797	—	—	241	2,797	3,038	676	1987	12/12		25
Lancaster, PA	—	920	7,894	—	—	920	7,894	8,814	1,590	1999	12/12		30
Sinking Spring, PA	—	1,251	4,735	—	—	1,251	4,735	5,986	953	2005	12/12		30
York, PA	—	591	4,605	—	—	591	4,605	5,196	927	1995	12/12		30
Atlanta, GA	—	1,633	5,378	—	—	1,633	5,378	7,011	1,083	1998	12/12		30
Atlanta, GA	—	1,773	4,528	—	—	1,773	4,528	6,301	782	2003	12/12		35
Urbandale, IA	—	485	374	—	—	485	374	859	71	1990	04/13		30
Houston, TX	—	752	1,736	—	—	752	1,736	2,488	275	2005	06/13		35
Houston, TX	—	551	2,967	—	—	551	2,967	3,518	658	1980	06/13		25
Houston, TX	—	542	1,876	—	—	542	1,876	2,418	297	2012	06/13		35
Houston, TX	—	1,573	2,315	—	—	1,573	2,315	3,888	367	2006	06/13		35
Houston, TX	—	713	964	—	—	713	964	1,677	153	2005	06/13		35
Humble, TX	—	611	3,327	—	—	611	3,327	3,938	527	2006	06/13		35
Katy, TX	—	421	2,157	—	—	421	2,157	2,578	398	2002	06/13		30
Spring, TX	—	652	2,627	—	—	652	2,627	3,279	416	2006	06/13		35
Tucson, AZ	—	654	1,357	—	—	654	1,357	2,011	239	1986	09/13		30
Rochester, MN	—	396	264	—	—	396	264	660	43	1987	02/14		30
Tucson, AZ	—	988	272	—	—	988	272	1,260	44	1987	02/14		30
Brooklyn Park, MN	—	287	394	—	—	265	394	659	37	2011	09/15		35
Lake Mary, FL	—	692	3,518	—	—	692	3,518	4,210	376	1997	10/15		30
Melbourne, FL	—	1,262	4,348	—	—	1,262	4,348	5,610	399	2009	10/15		35
Sanford, FL	—	1,322	3,887	—	—	1,322	3,887	5,209	356	2008	10/15		35
Tampa, FL	—	630	2,879	—	—	630	2,879	3,509	228	1991	08/16		30
Clermont, FL	—	1,550	2,460	—	—	1,550	2,460	4,010	161	2013	09/16		35
Lakeland, FL	—	446	3,064	—	—	446	3,064	3,510	260	1979	11/16		25
Comstock Park, MI	—	1,151	3,860	—	—	1,151	3,860	5,011	289	1978	02/17		25
Grand Rapids, MI	—	494	3,513	—	—	494	3,513	4,007	188	2013	02/17		35
Grand Rapids, MI	—	416	3,590	—	—	416	3,590	4,006	224	2006	02/17		30
Grand Rapids, MI	—	426	2,180	—	—	426	2,180	2,606	163	1963	02/17		25
Grand Rapids, MI	—	455	1,958	—	—	455	1,958	2,413	147	1963	02/17		25
Wyoming, MI	—	928	5,077	—	—	928	5,077	6,005	381	1965	02/17		25
Columbia Heights, MN	—	96	252	—	—	96	252	348	11	1961	02/18		20
Madison, TN	—	669	51	—	—	669	51	720	1	1988	06/18		25
Colorado Springs, CO	—	295	2,118	—	—	295	2,118	2,413	13	2013	10/18		35
Atwater, CA	—	809	4,198	—	—	809	4,198	5,007	5	2008	12/18		35
Ceres, CA	—	347	4,160	—	—	347	4,160	4,507	7	1994	12/18		25
Los Banos, CA	—	712	4,294	—	—	712	4,294	5,006	4	2018	12/18		40
Manteca, CA	—	501	4,506	—	—	501	4,506	5,007	5	2016	12/18		35
Merced, CA	—	347	4,660	—	—	347	4,660	5,007	6	1998	12/18		30
Modesto, CA	—	674	3,332	—	—	674	3,332	4,006	5	1991	12/18		30
Modesto, CA	—	741	3,765	—	—	741	3,765	4,506	5	2002	12/18		30

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Patterson, CA	—		741	4,265	—	—	741	4,265	5,006	5	2017	12/18		35
Tracy, CA	—		761	4,246	—	—	761	4,246	5,007	5	2013	12/18		35

Movie Tavern Theatre:
Covington, LA	—		1,081	6,779	—	—	1,081	6,779	7,860	970	1993	09/14		30
Baton Rouge, LA	—		1,497	—	10,888	—	1,497	10,888	12,385	953	1993	11/14	(o)	40
Allentown, PA	—		3,610	—	10,921	—	3,610	10,921	14,531	102	2018	06/17	(m)	40

Mr. Hero:
Parma, OH	—		36	291	25	—	36	316	352	43	1980	06/15		25

Muchas Gracias Mexican Restaurant:
Salem, OR	—		556	736	—	—	556	736	1,292	313	1996	12/01		40

Murphy Oil:
Fort Worth, TX	—		1,652	2,018	—	—	1,652	(i)	1,652	(i)	(i)	02/05		(i)

National Karate Academy:
Eden Prairie, MN	—		76	211	110	—	76	321	397	130	1997	12/01		40

Natural Grocers:
Lincoln, NE	—		1,482	2,811	—	—	1,482	2,811	4,293	458	2012	04/13		35
Coeur D'Alene, ID	—		2,172	—	2,778	—	2,172	2,778	4,950	333	2014	08/13	(m)	40
Flagstaff, AZ	2,673	(j)	831	4,079	—	—	831	4,079	4,910	481	2012	11/14		35
Helena, MT	2,344	(j)	1,079	3,062	—	—	1,079	3,062	4,141	361	2012	11/14		35
Missoula, MT	2,088	(j)	929	3,222	—	—	929	3,222	4,151	380	2012	11/14		35
Sedona, AZ	2,456	(j)	1,064	3,211	—	—	1,064	3,211	4,275	378	2012	11/14		35
Steamboat Springs, CO	2,843	(j)	1,512	3,447	—	—	1,512	3,447	4,959	406	2012	11/14		35
Independence, MO	—		912	5,002	—	—	912	5,002	5,914	674	2002	12/14		30
Vancouver, WA	—		1,639	—	4,338	—	1,639	4,338	5,977	221	2016	06/16	(m)	40
South Jordan, UT	—		1,460	—	4,039	—	1,460	4,039	5,499	215	2016	08/16	(m)	40

Nebraskaland Tire:
Park City, KS	—		214	687	—	—	214	687	901	465	1989	06/05		20
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

New Vision Theatre:
Montgomery, AL	—	1,686	11,156	—	—	1,686	11,156	12,842	1,197	2014	09/14		40

Nitlantika:
Hollywood, FL	—	383	88	70	—	234	33	267	1	1960	12/05		15

Northern Tool:
Beaumont, TX	—	483	831	1,207	—	483	2,038	2,521	531	1992	03/99		40
Asheville, NC	—	519	2,998	—	—	519	2,998	3,517	567	2007	05/12		35
Spartanburg, SC	—	654	3,174	—	—	654	3,174	3,828	454	2007	09/14		30

NTB Tire and Service Centers:
Hampton, VA	—	180	427	—	—	180	427	607	147	1986	03/05		40
Newport News, VA	—	234	259	—	—	234	259	493	89	1986	03/05		40
Norfolk, VA	—	398	508	—	—	398	508	906	175	1986	03/05		40
Rockville, MD	—	1,030	306	—	—	1,016	306	1,322	106	1974	03/05		40
Washington, DC (n)	—	624	578	—	—	624	578	1,202	199	1983	03/05		40

Office Depot:
Gastonia, NC	—	1,554	2,367	1,019	—	1,554	3,386	4,940	1,035	2004	12/04		40

OfficeMax:
Cincinnati, OH	—	543	1,575	—	—	543	1,575	2,118	964	1994	07/94		40
Evanston, IL	—	1,868	1,758	—	—	1,868	1,758	3,626	1,035	1995	06/95		40
Salinas, CA	—	1,353	1,829	—	—	1,353	1,829	3,182	1,000	1995	02/97		40
Lynchburg, VA	—	562	—	1,851	—	562	1,851	2,413	939	1998	02/98	(m)	40
Tigard, OR	—	1,540	2,247	—	—	1,540	2,247	3,787	1,131	1995	11/98		40
Griffin, GA	—	685	—	1,802	—	685	1,802	2,487	888	1999	11/98	(g)	40
Weatherford, TX	—	548	2,436	—	—	548	2,436	2,984	349	1999	09/14		30

Old Chicago:
Garland, TX	—	895	—	1,085	—	888	1,085	1,973	88	2016	01/16	(m)	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Ollie's Bargain Outlet:
Sarasota, FL	—	1,428	1,703	1,104	—	1,428	2,807	4,235	687	1988	09/97		40

Orchard Supply Hardware:
Pismo Beach, CA	—	2,436	1,997	2,339	—	2,436	4,336	6,772	1,151	1989	12/11	(o)	25
San Jose, CA	—	4,092	4,279	3,307	—	4,092	7,586	11,678	2,038	1982	12/11	(o)	25
San Jose, CA	—	6,406	2,457	3,374	—	6,406	5,831	12,237	1,542	1982	12/11	(o)	25
Chico, CA	—	1,782	4,563	746	—	1,782	5,308	7,090	1,119	2002	07/12	(o)	30
Clovis, CA	—	1,226	1,426	151	—	1,226	1,577	2,803	403	1982	07/12	(o)	25
Pinole, CA	—	2,784	5,195	—	—	2,784	5,195	7,979	1,342	1987	07/12	(o)	25
San Jose, CA	—	3,370	2,517	—	—	3,370	2,517	5,887	650	1965	07/12		25

Oregano's Pizza Bistro:
Fort Collins, CO	—	390	895	367	—	390	1,262	1,652	238	1995	02/11		30

Outback:
Cheyenne, WY (n)	—	672	2,502	—	—	672	2,502	3,174	566	2001	03/12		30
Conroe, TX	—	524	583	—	—	524	583	1,107	159	1992	03/12		25
Copley Township, OH	—	753	2,407	—	—	753	2,407	3,160	654	1993	03/12		25
Coraopolis, PA	—	487	2,326	—	—	487	2,326	2,813	527	1998	03/12		30
Denver, CO (n)	—	850	1,305	—	—	850	1,305	2,155	253	2003	03/12		35
Knoxville, TN	—	753	1,852	—	—	753	1,852	2,605	359	2004	03/12		35
Largo, MD	—	1,738	2,227	—	—	1,738	2,227	3,965	504	2001	03/12		30
Lufkin, TX	—	514	1,147	—	—	514	1,147	1,661	260	1999	03/12		30
Mechanicsville, VA	—	674	2,328	—	—	674	2,328	3,002	527	2002	03/12		30
Mt. Pleasant, SC	—	713	1,466	—	—	713	1,466	2,179	332	1999	03/12		30
Phoenix, AZ (n)	—	821	2,284	—	—	821	2,284	3,105	517	2002	03/12		30
Shreveport, LA	—	633	3,105	—	—	633	3,105	3,738	843	1994	03/12		25
Smithfield, NC	—	772	2,345	—	—	772	2,345	3,117	455	2004	03/12		35
Stockbridge, GA	—	910	1,988	—	—	910	1,988	2,898	450	2001	03/12		30
Troy, OH	—	456	1,575	—	—	456	1,575	2,031	306	2004	03/12		35
Venice, FL	—	833	2,529	—	—	833	2,529	3,362	572	2001	03/12		30
Warrenton, VA	—	1,833	2,021	—	—	1,833	2,021	3,854	457	2001	03/12		30
Wheaton, IL	—	901	654	—	—	901	654	1,555	178	1994	03/12		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Fultondale, AL	—	765	2,097	—	—	765	2,097	2,862	288	1998	11/14		30

Palais Royale:
Sealy, TX	—	457	504	1,778	—	462	2,282	2,744	738	1982	03/99		40

Panda Express:
Florissant, MO	—	50	59	170	—	50	228	278	57	2012	04/03	(g)	40

Patient First:
Richmond, VA	—	270	1,545	—	—	270	1,545	1,815	393	1988	05/11		30
York, PA	—	772	2,995	—	—	772	2,995	3,767	558	2011	07/11		40
Mechanicsburg, PA	—	933	3,401	—	—	933	3,401	4,334	585	2011	02/12		40
Chesapeake, VA	—	598	2,161	—	—	598	2,161	2,759	129	1998	03/17		30
Virginia Beach, VA	—	550	2,160	—	—	550	2,160	2,710	129	1998	03/17		30

Patriot Fuels:
Vinita, OK	—	72	368	—	—	72	368	440	173	1972	07/09		20

Pawn America:
Fridley, MN	—	1,013	4,465	—	—	1,013	4,465	5,478	899	1978	12/12		30
Mankato, MN	—	449	—	1,705	—	449	1,705	2,154	219	2013	03/13	(m)	40

PDQ:
Altamonte Springs, FL	—	553	997	—	—	553	(i)	553	—	(i)	01/96		(i)

Pep Boys:
Chicago, IL	—	1,077	3,756	—	—	1,077	3,756	4,833	1,194	1993	11/07		35
Cicero, IL	—	1,341	3,760	—	—	1,341	3,760	5,101	1,195	1993	11/07		35
Cornwell Heights, PA	—	2,058	3,102	—	—	2,058	3,102	5,160	1,380	1972	11/07		25
East Brunswick, NJ	—	2,449	5,026	—	—	2,449	5,026	7,475	1,864	1987	11/07		30
Guayama, PR	—	1,729	2,732	—	—	1,729	2,131	3,860	588	1998	11/07		33
Jacksonville, FL	—	810	2,331	—	—	810	2,331	3,141	741	1989	11/07		35
Joliet, IL	—	1,506	3,727	—	—	1,506	3,727	5,233	1,185	1993	11/07		35
Lansing, IL	—	869	3,440	—	—	869	3,440	4,309	1,093	1993	11/07		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Marietta, GA	—	1,311	3,556	—	—	1,311	3,556	4,867	1,319	1987	11/07		30
Marlton, NJ	—	1,608	4,142	—	—	1,608	4,142	5,750	1,536	1983	11/07		30
Philadelphia, PA	—	1,300	3,830	—	—	1,300	3,830	5,130	1,218	1995	11/07		35
Quakertown, PA	—	1,129	3,252	—	—	1,129	3,252	4,381	1,034	1995	11/07		35
Reading, PA	—	1,189	3,367	—	—	1,189	2,819	4,008	917	1989	11/07		28
Roswell, GA	—	931	2,732	—	—	931	2,732	3,663	1,013	2007	11/07		30
Turnersville, NJ	—	990	3,494	—	—	990	3,494	4,484	1,296	1986	11/07		30
Houston, TX	—	734	3,028	—	—	734	3,028	3,762	879	1994	04/10		30

Perkins Restaurant:
Des Moines, IA	—	226	203	—	—	226	203	429	203	1976	06/05		10
Des Moines, IA	—	256	136	—	—	256	136	392	136	1976	06/05		10
Des Moines, IA	—	270	218	—	—	270	218	488	218	1977	06/05		10
Newton, IA	—	354	402	—	—	354	402	756	402	1979	06/05		10
Urbandale, IA	—	377	581	—	—	377	581	958	394	1979	06/05		20

Pet Paradise:
Houston, TX	—	417	2,306	—	—	417	2,306	2,723	622	2008	03/08		40
Bunnell, FL	—	316	881	—	—	316	881	1,197	236	1997	04/08		40
Charlotte, NC	—	825	—	3,231	—	825	3,231	4,056	764	2009	11/08	(m)	40
Davie, FL	—	1,138	1,069	—	—	1,138	1,069	2,207	307	2003	12/08		35
Wesley Chapel, FL	—	1,529	—	2,175	—	1,529	2,175	3,704	66	2017	02/17	(m)	40

Petco:
Grand Forks, ND	—	307	910	—	—	307	910	1,217	479	1996	12/97		40
Florissant, MO	—	299	352	1,019	—	300	1,371	1,671	339	2012	04/03	(g)	40

Petro Express:
Belmont, NC	—	1,508	1,622	—	—	1,508	1,622	3,130	543	2001	04/07		35
Charlotte, NC	—	1,532	1,973	—	—	1,532	1,973	3,505	660	1998	04/07		35
Charlotte, NC	—	1,778	1,977	—	—	1,778	1,977	3,755	772	1992	04/07		30
Charlotte, NC	—	1,810	2,570	—	—	1,810	2,570	4,380	752	2004	04/07		40
Charlotte, NC	—	507	698	—	—	507	698	1,205	409	1967	04/07		20
Charlotte, NC	—	2,165	1,965	—	—	2,165	1,965	4,130	657	1997	04/07		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Charlotte, NC	—	2,784	3,720	—	—	2,784	3,720	6,504	1,245	1998	04/07	35
Charlotte, NC	—	629	876	—	—	623	876	1,499	342	1986	04/07	30
Charlotte, NC	—	2,316	2,064	—	—	2,316	2,064	4,380	690	1996	04/07	35
Charlotte, NC	—	1,340	1,790	—	—	1,340	1,790	3,130	599	1998	04/07	35
Charlotte, NC	—	1,697	2,419	—	—	1,697	2,419	4,116	708	2005	04/07	40
Charlotte, NC	—	1,291	1,839	—	—	1,291	1,839	3,130	718	1988	04/07	30
Charlotte, NC	—	1,458	2,047	—	—	1,458	2,047	3,505	799	1987	04/07	30
Charlotte, NC	—	1,030	1,725	—	—	1,030	1,725	2,755	673	1983	04/07	30
Charlotte, NC	—	429	425	—	—	429	425	854	166	1983	04/07	30
Concord, NC	—	1,828	1,677	—	—	1,707	1,677	3,384	561	2002	04/07	35
Concord, NC	—	2,144	1,986	—	—	2,144	1,986	4,130	664	2000	04/07	35
Denver, NC	—	2,317	1,750	—	—	2,317	1,750	4,067	585	1999	04/07	35
Fort Mill, SC	—	3,825	2,554	—	—	3,825	2,554	6,379	855	1998	04/07	35
Gastonia, NC	—	335	545	—	—	317	545	862	159	2000	04/07	40
Gastonia, NC	—	745	760	—	—	745	760	1,505	223	2003	04/07	40
Gastonia, NC	—	1,070	1,185	—	—	1,070	1,185	2,255	396	1990	04/07	35
Gastonia, NC	—	965	1,228	—	—	965	1,228	2,193	411	2001	04/07	35
Hickory, NC	—	1,975	1,530	—	—	1,975	1,530	3,505	512	2002	04/07	35
Kings Mountain, NC	—	1,210	982	—	—	1,210	982	2,192	329	1988	04/07	35
Lake Wylie, SC	—	1,381	2,061	—	—	1,381	2,061	3,442	690	1998	04/07	35
Lake Wylie, SC	—	1,972	1,283	—	—	1,972	1,283	3,255	429	2003	04/07	35
Lincolnton, NC (n)	—	723	532	—	—	723	532	1,255	208	1989	04/07	30
Mineral Springs, NC	—	678	577	—	—	678	577	1,255	169	2002	04/07	40
Monroe, NC	—	421	834	—	—	421	834	1,255	279	1997	04/07	35
Monroe, NC	—	857	1,023	—	—	857	1,023	1,880	299	2004	04/07	40
Monroe, NC	—	709	796	—	—	709	796	1,505	266	1999	04/07	35
Rock Hill, SC	—	778	727	—	—	778	727	1,505	284	1990	04/07	30
Rock Hill, SC	—	2,119	1,886	—	—	2,119	1,886	4,005	631	1998	04/07	35
Rock Hill, SC	—	3,095	1,910	—	—	3,095	1,910	5,005	639	1999	04/07	35
Statesville, NC	—	1,886	2,182	—	—	1,864	2,182	4,046	730	1999	04/07	35
Waxhaw, NC	—	508	747	—	—	508	747	1,255	219	2002	04/07	40
York, SC	—	2,306	1,449	—	—	2,306	1,449	3,755	485	1999	04/07	35
Charlotte, NC	—	1,834	1,214	—	—	1,834	1,214	3,048	353	1997	05/07	40
Charlotte, NC	—	1,849	2,280	—	—	1,849	2,280	4,129	663	2005	05/07	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Rock Hill, SC	—	3,108	2,146	—	—	3,055	2,146	5,201	624	1999	05/07		40

PetSense:
Kingsville, TX	—	499	458	224	—	499	682	1,181	245	1995	12/01		40

PetSmart:
Chicago, IL	—	2,724	3,566	—	—	2,724	3,566	6,290	1,809	1998	09/98		40
Rock Hill, SC	—	1,734	3,381	—	—	1,734	3,381	5,115	127	1998	11/17		30

PetSuites:
Chesapeake, VA	—	974	—	2,907	—	974	2,907	3,881	39	2018	12/17	(m)	(k)
Winter Springs, FL	—	943	—	3,855	—	993	3,855	4,848	44	2018	12/17	(m)	40
Suwanee, GA	—	705	—	—	—	705	(e)	705	(e)	(e)	11/18	(m)	(e)

Pier I Imports:
Anchorage, AK	—	928	1,663	—	—	928	1,663	2,591	949	1995	02/96		40
Memphis, TN	—	713	822	—	—	713	822	1,535	443	1997	09/96	(f)	40
Sanford, FL	—	738	803	—	—	738	803	1,541	417	1998	06/97	(f)	40
Valdosta, GA	—	391	806	—	—	391	806	1,197	385	1999	01/99	(f)	40

Pizza Hut:
Monroeville, AL	—	547	44	—	—	547	44	591	19	1976	12/01		40
Bowie, TX	—	111	346	—	—	111	346	457	54	1976	02/15		25
Greeneville, TN	—	111	717	—	—	111	717	828	111	1972	02/15		25

Pollo Tropical:
Hialeah, FL	—	170	106	—	—	170	(i)	170	(i)	(i)	09/06		(i)

Popeye's:
Snellville, GA	—	642	437	—	—	642	437	1,079	186	1995	12/01		40
Randallstown, MD	—	483	609	—	—	483	609	1,092	119	1958	02/14		25

Power Body Wellness:
Conyers, GA	—	320	556	29	—	320	585	905	304	1997	06/97		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Power Center:
Midland, MI	—	1,085	1,635	220	—	1,085	1,598	2,683	533	2005	05/05	(g)	40
Big Flats, NY	—	2,248	7,159	1,258	—	2,248	5,075	7,323	1,695	2006	08/05	(g)	40

Power Fuel & C-Store:
Moosic, PA	—	323	309	—	—	323	309	632	207	1980	08/05		20

Premium Spas & Billiards:
Fairfax, VA	—	105	151	413	—	194	564	758	164	1995	12/95		40

Publix Super Markets:
Tampa, FL	—	2,128	1,522	—	—	2,128	1,522	3,650	856	1994	06/96		40

Pull-A-Part:
Augusta, GA	—	1,414	—	1,449	—	1,414	1,449	2,863	418	2007	08/06	(m)	40
Birmingham, AL	—	1,165	2,090	—	—	1,165	2,090	3,255	647	1964	08/06		40
Charlotte, NC	—	2,913	1,724	—	—	2,908	1,724	4,632	533	2006	08/06		40
Conley, GA	—	1,686	1,387	—	—	1,686	1,387	3,073	429	1999	08/06		40
Harvey, LA	—	1,887	—	4,326	—	1,887	4,326	6,213	1,131	2008	08/06	(m)	40
Knoxville, TN	—	961	—	2,384	—	961	2,384	3,345	683	2007	08/06	(m)	40
Louisville, KY	—	3,206	1,532	—	—	3,206	1,532	4,738	474	2006	08/06		40
Nashville, TN	—	2,164	1,414	—	—	2,164	1,414	3,578	437	2006	08/06		40
Norcross, GA	—	1,831	1,040	—	—	1,831	1,040	2,871	322	1998	08/06		40
Cleveland, OH	—	4,556	—	2,096	—	4,556	2,096	6,652	583	2007	08/06	(m)	40
Lafayette, LA	—	1,036	—	2,226	—	1,036	2,226	3,262	614	2007	08/06	(m)	40
Montgomery, AL	—	934	—	2,013	—	934	2,013	2,947	560	2007	11/06	(m)	40
Jackson, MS	—	1,315	—	2,471	—	1,315	2,318	3,633	635	2008	12/06	(m)	40
Baton Rouge, LA	—	893	—	3,256	—	893	3,256	4,149	797	2009	01/07	(m)	40
Memphis, TN	—	1,779	—	2,964	—	1,779	2,964	4,743	787	2008	05/07	(m)	40
Mobile, AL	—	550	—	2,772	—	550	2,772	3,322	690	2009	06/07	(m)	40
Winston-Salem, NC	—	846	—	2,449	—	836	2,449	3,285	615	2009	08/07	(m)	40
Lithonia, GA	—	2,410	—	2,345	—	2,410	2,345	4,755	584	2009	08/07	(m)	40
Columbia, SC	—	935	—	2,178	—	935	2,178	3,113	542	2009	09/07	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Akron, OH	—	1,065	—	1,869	—	1,065	1,869	2,934	426	2009	10/08	(m)	40

Quaker Steak & Lube:
Mentor, OH	—	841	2,452	—	—	841	2,452	3,293	330	2009	04/14		35

QuikTrip:
Clive, IA	—	623	557	—	—	623	557	1,180	251	1994	06/05		30
Johnston, IA	—	394	385	—	—	394	385	779	174	1991	06/05		30
Tulsa, OK	—	1,225	650	—	—	1,225	650	1,875	293	1990	06/05		30
Fountain Inn, SC	—	723	3,289	—	—	723	3,289	4,012	231	2015	07/16		35
Charlotte, NC	—	739	3,512	3	—	740	3,514	4,254	209	2016	08/16		40
Marietta, GA	—	1,870	3,795	—	—	1,870	3,795	5,665	210	2016	10/16		40
Alpharetta, GA	—	1,665	3,700	—	—	1,665	3,700	5,365	143	2016	06/17		40
Roswell, GA	—	1,693	3,572	—	—	1,693	3,572	5,265	130	2016	07/17		40
Concord, NC	—	1,529	3,993	—	—	1,529	3,993	5,522	104	2017	12/17		40

Qwest Corporation Service Center:
Cedar Rapids, IA	—	184	629	143	—	184	772	956	462	1976	06/05		20

Rabobank:
Chico, CA	—	346	—	—	—	346	—	346	(e)	(i)	07/12		(e)

Raising Cane's:
Lancaster, OH	—	600	—	1,075	—	600	1,075	1,675	165	2012	01/08	(g)	40
Sulphur, LA	—	326	1,268	—	—	326	1,268	1,594	279	2009	04/11		35
Hurst, TX	—	763	—	1,309	—	763	1,309	2,072	236	2011	05/11	(m)	40
Fort Worth, TX	—	792	—	1,144	—	792	1,144	1,936	206	2011	06/11	(m)	40
Plano, TX	—	1,316	—	1,349	—	1,316	1,349	2,665	243	2011	06/11	(m)	40
Pearland, TX	—	774	—	1,255	—	774	1,255	2,029	224	2011	07/11	(m)	40
Addison, TX	—	869	—	1,343	—	869	1,343	2,212	228	2012	10/11	(m)	40
Houston, TX	—	737	—	1,163	—	737	1,163	1,900	200	2012	10/11	(m)	40
Euless, TX	—	1,222	—	1,376	—	1,226	1,376	2,602	242	2011	12/11	(m)	40
Moore, OK	—	762	—	1,153	—	762	1,153	1,915	193	2012	01/12	(m)	40
Rowlett, TX	—	814	—	1,398	—	814	1,398	2,212	226	2012	02/12	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Keller, TX	—	833	—	1,265	—	833	1,265	2,098	196	2012	06/12	(m)	40
Omaha, NE	—	1,181	—	1,676	—	1,181	1,676	2,857	250	2013	08/12	(m)	40
McKinney, TX	—	1,443	—	1,255	—	1,443	1,255	2,698	179	2013	11/12	(m)	40
Tulsa, OK	—	1,006	—	1,508	—	1,006	1,508	2,514	215	2013	12/12	(m)	40
Broken Arrow, OK	—	1,267	1,285	—	—	1,267	1,285	2,552	173	2013	04/13		40
Oklahoma City, OK	—	1,217	—	1,312	—	1,217	1,312	2,529	165	2013	06/13	(m)	40
Oklahoma City, OK	—	988	—	1,268	—	988	1,268	2,256	165	2013	06/13	(m)	40
Owasso, OK	—	641	—	1,313	—	641	1,313	1,954	163	2014	09/13	(m)	40
Longview, TX	—	1,020	—	1,488	—	1,020	1,488	2,508	166	2014	02/14	(m)	40
Georgetown, TX	—	1,101	—	1,830	—	1,101	1,830	2,931	196	2014	05/14	(m)	40
Centennial, CO	—	2,083	—	2,217	—	2,083	2,217	4,300	67	2017	04/17	(m)	40

Rallys:
Toledo, OH	—	126	320	—	—	126	320	446	219	1989	07/92		39

RBC Bank:
Altamonte Springs, FL	—	1,316	2,014	—	—	1,316	2,014	3,330	496	2007	05/10		35

Regal Theatre:
Bolingbrook, IL	—	2,937	3,032	1,500	—	2,937	4,532	7,469	1,417	1994	09/07		30

Rent-A-Center:
Cohoes, NY	—	64	348	242	—	64	590	654	146	1994	09/04		40

Rite Aid:
Mobile, AL (n)	—	1,137	1,694	—	—	1,137	1,694	2,831	722	2000	12/01		40
Norfolk, VA	—	2,742	1,797	—	—	2,742	1,797	4,539	758	2001	02/02		40
Thorndale, PA	—	2,261	2,472	—	—	2,261	2,472	4,733	1,043	2001	02/02		40
West Mifflin, PA	—	1,402	2,044	—	—	1,402	2,044	3,446	862	1999	02/02		40
Clinton Twp, MI	—	977	1,664	—	—	977	1,664	2,641	266	1998	03/14		30
Dowagiac, MI	—	409	1,609	—	—	409	1,609	2,018	257	1998	03/14		30

Rite Care Pharmacy:
Dallas, TX	—	2,407	2,299	320	—	2,407	2,618	5,025	825	1971	06/05		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
RNR Wheels / RNR Tire Express:
Anderson, SC	—	140	815	—	—	140	815	955	104	1996	07/14		35

Road Ranger:
Springfield, IL	—	705	1,500	—	—	705	1,500	2,205	470	1997	06/06		40
Belvidere, IL	—	1,098	1,256	1,257	—	1,098	2,513	3,611	643	1997	06/06		40
Brazil, IN	—	2,199	907	—	—	2,199	907	3,106	284	1990	06/06		40
Cherry Valley, IL	—	1,409	1,897	—	—	1,409	1,897	3,306	595	1991	06/06		40
Cottage Grove, WI	—	2,175	1,733	2	—	2,098	1,733	3,831	543	1990	06/06		40
Decatur, IL	—	815	1,314	—	—	815	1,314	2,129	412	2002	06/06		40
Dekalb, IL	—	747	1,658	—	—	747	1,658	2,405	520	2000	06/06		40
Elk Run Heights, IA	—	1,538	2,470	—	—	1,538	2,470	4,008	775	1989	06/06		40
Lake Station, IN	—	3,172	1,112	—	—	3,172	1,112	4,284	349	1987	06/06		40
Mendota, IL	—	1,218	3,295	—	—	1,218	3,295	4,513	822	1996	06/06		40
Oakdale, WI	—	1,844	1,663	—	—	1,844	1,663	3,507	521	1998	06/06		40
Rockford, IL	—	1,094	1,662	—	—	1,093	1,662	2,755	521	1996	06/06		40
Rockford, IL	—	623	1,331	7	—	596	803	1,399	252	2000	06/06		40
Springfield, IL	—	1,795	1,863	—	—	2,211	1,863	4,074	692	1978	06/06		40
Champaign, IL	—	3,241	2,008	—	—	3,241	2,008	5,249	596	2006	02/07		40
DeKalb, IL	—	505	1,503	—	—	505	1,503	2,008	446	2004	02/07		40
Fenton, MO	—	2,584	2,622	—	—	2,584	2,622	5,206	778	2007	02/07		40
Hampshire, IL	—	1,307	1,501	1,629	—	1,307	3,130	4,437	904	1988	02/07	(f)	40
Princeton, IL (n)	—	1,141	3,066	—	—	1,141	3,066	4,207	910	2003	02/07		40
South Beloit, IL	—	3,824	2,309	—	—	3,824	2,309	6,133	685	2002	02/07		40
Cedar Rapids, IA	—	1,025	984	—	—	1,025	984	2,009	290	1990	03/07		40
Marion, IA	—	737	1,071	—	—	737	1,071	1,808	316	1974	03/07		40
Okawville, IL	—	1,530	1,147	1,034	—	1,536	2,181	3,717	508	1997	08/07		40
Dubuque, IA	—	561	1,941	—	—	561	1,941	2,502	548	2000	09/07		40
Belvidere, IL	—	521	1,053	—	—	521	1,053	1,574	293	2008	09/07	(f)	40
South Beloit, IL	—	1,182	1,324	—	—	1,182	1,324	2,506	368	2008	09/07	(f)	40
Chicago, IL	—	1,350	6,450	—	—	1,350	6,450	7,800	1,666	1970	07/12		25
Bensenville, IL	—	842	3,164	—	—	842	3,164	4,006	400	2002	03/15		30
Loves Park, IL	—	911	2,283	—	—	911	2,283	3,194	247	2010	03/15		35

Roadrunner Markets:
Abingdon, VA	—	820	4,005	—	—	820	4,005	4,825	195	2012	04/17		35
Abingdon, VA	—	251	1,817	—	—	251	1,817	2,068	103	2001	04/17		30
Abingdon, VA	—	396	1,479	—	—	396	1,479	1,875	84	1984	04/17		30
Abingdon, VA	—	261	1,711	—	—	261	1,711	1,972	117	1992	04/17		25
Abingdon, VA	—	542	890	—	—	542	890	1,432	61	1972	04/17		25
Asheville, NC	—	966	1,690	—	—	966	1,690	2,656	115	1983	04/17		25
Asheville, NC	—	995	1,169	—	—	995	1,169	2,164	80	1994	04/17		25
Asheville, NC	—	502	2,154	—	—	502	2,154	2,656	123	1997	04/17		30
Blountville, TN	—	338	3,406	—	—	338	3,406	3,744	233	1968	04/17		25
Blountville, TN	—	242	1,189	—	—	242	1,189	1,431	81	1993	04/17		25
Bluff City, TN	—	174	2,587	—	—	174	2,587	2,761	147	1997	04/17		30
Bristol, TN	—	232	1,006	—	—	232	1,006	1,238	69	1979	04/17		25
Bristol, TN	—	224	272	—	—	224	272	496	16	1997	04/17		30
Bristol, VA	—	135	1,151	—	—	135	1,151	1,286	79	1988	04/17		25
Bristol, VA	—	174	814	—	—	174	814	988	46	1998	04/17		30
Bristol, VA	—	203	1,228	—	—	203	1,228	1,431	70	1986	04/17		30
Bristol, VA	—	290	2,077	—	—	290	2,077	2,367	142	1986	04/17		25
Bristol, VA	—	591	271	—	—	591	271	862	19	1980	04/17		25
Chilhowie, VA	—	213	2,154	—	—	213	2,154	2,367	123	2004	04/17		30
Columbus, NC	—	416	1,286	—	—	416	1,286	1,702	73	1998	04/17		30
Columbus, NC	—	242	1,730	—	—	242	1,730	1,972	118	1994	04/17		25
Elizabethton, TN	—	174	1,797	—	—	174	1,797	1,971	123	1969	04/17		25
Elizabethtown, TN	—	521	1,642	—	—	521	1,642	2,163	93	1997	04/17		30
Erwin, TN	—	425	3,512	—	—	425	3,512	3,937	200	2002	04/17		30
Erwin, TN	—	426	861	—	—	426	861	1,287	59	1989	04/17		25
Glade Spring, VA	—	570	3,369	—	—	570	3,369	3,939	230	1991	04/17		25
Gray, TN	—	348	2,114	—	—	348	2,114	2,462	144	1983	04/17		25
Greeneville, TN	—	406	1,565	—	—	406	1,565	1,971	76	2016	04/17		35
Hampton, TN	—	232	2,481	—	—	232	2,481	2,713	141	1998	04/17		30
Johnson City, TN	—	136	900	—	—	136	900	1,036	51	1995	04/17		30
Johnson City, TN	—	454	1,025	—	—	454	1,025	1,479	58	1996	04/17		30
Johnson City, TN	—	511	3,232	—	—	511	3,232	3,743	184	1998	04/17		30
Johnson City, TN	—	1,023	2,181	—	—	1,023	2,181	3,204	124	1996	04/17		30
Johnson City, TN	—	926	2,914	—	—	926	2,914	3,840	166	1997	04/17		30
Johnson City, TN	—	531	1,343	—	—	531	1,343	1,874	76	1989	04/17		30
Johnson City, TN	—	454	2,008	—	—	454	2,008	2,462	98	2014	04/17		35
Johnson City, TN	—	579	2,133	—	—	579	2,133	2,712	121	2005	04/17		30
Johnson City, TN	—	358	822	—	—	358	822	1,180	47	1987	04/17		30
Johnson City, TN	—	212	2,153	—	—	212	2,153	2,365	123	2006	04/17		30
Johnson City, TN	—	415	1,459	—	—	415	1,459	1,874	83	2004	04/17		30
Jonesborough, TN	—	531	3,107	—	—	531	3,107	3,638	152	2013	04/17		35
Jonesborough, TN	—	145	1,334	—	—	145	1,334	1,479	91	1983	04/17		25
Jonesborough, TN	—	299	2,163	—	—	299	2,163	2,462	92	2010	04/17		40
Kingsport, TN	—	463	1,999	—	—	463	1,999	2,462	98	2016	04/17		35
Kingsport, TN	—	97	891	—	—	97	891	988	61	1979	04/17		25
Kingsport, TN	—	214	282	—	—	214	282	496	19	1979	04/17		25
Kingsport, TN	—	319	1,160	—	—	319	1,160	1,479	66	2001	04/17		30
Kingsport, TN	—	222	1,257	—	—	222	1,257	1,479	86	1988	04/17		25
Kingsport, TN	—	475	320	—	—	475	320	795	18	1987	04/17		30
Kingsport, TN	—	97	1,382	—	—	97	1,382	1,479	94	1973	04/17		25
Kingsport, TN	—	107	534	—	—	107	534	641	36	1976	04/17		25
Kingsport, TN	—	415	1,555	—	—	415	1,555	1,970	106	1983	04/17		25
Kingsport, TN	—	521	2,683	—	—	521	2,683	3,204	183	1993	04/17		25
Kingsport, TN	—	359	455	—	—	359	455	814	26	1997	04/17		30
Kingsport, TN	—	521	2,336	—	—	521	2,336	2,857	133	1999	04/17		30
Kingsport, TN	—	106	1,623	—	—	106	1,623	1,729	111	1972	04/17		25
Landrum, SC	—	676	4,005	—	—	676	4,005	4,681	228	1999	04/17		30
Lebanon, VA	—	155	1,084	—	—	155	1,084	1,239	62	1998	04/17		30
Lebanon, VA	—	222	1,749	—	—	222	1,749	1,971	120	1989	04/17		25
Marion, VA	—	550	2,501	—	—	550	2,501	3,051	171	1994	04/17		25
Morristown, TN	—	242	601	—	—	242	601	843	41	1976	04/17		25
Morristown, TN	—	280	1,449	—	—	280	1,449	1,729	99	1976	04/17		25
Morristown, TN	—	116	727	—	—	116	727	843	50	1974	04/17		25
Piney Flats, TN	—	463	2,191	—	—	463	2,191	2,654	125	1983	04/17		30
Rural Retreat, VA	—	319	2,540	—	—	319	2,540	2,859	174	1991	04/17		25
Waynesville, NC	—	261	2,395	—	—	261	2,395	2,656	136	1997	04/17		30

Robbins Diamonds:
Newark, DE	—	636	1,273	38	—	629	1,311	1,940	773	1994	12/94		40

Ross Dress for Less:
Coral Gables, FL	—	1,782	1,661	19	—	1,782	1,680	3,462	909	1994	06/96		38
Lodi, CA	—	614	1,415	—	—	614	1,415	2,029	538	1984	03/99		40

Ruby Tuesday:
Americus, GA	—	371	832	—	—	371	832	1,203	29	2007	12/17		30
Arvada, CO	—	705	633	—	—	705	633	1,338	22	1996	12/17		30
Ashland, KY	—	623	1,084	—	—	623	1,084	1,707	38	2003	12/17		30
Athens, AL	—	895	308	—	—	895	308	1,203	11	2005	12/17		30
Austintown, OH	—	244	1,265	—	—	244	1,265	1,509	44	2003	12/17		30
Bedford, VA	—	696	606	—	—	696	606	1,302	21	2006	12/17		30
Big Rapids, MI	—	452	958	—	—	452	958	1,410	33	2006	12/17		30
Branson, MO	—	597	822	—	—	597	822	1,419	34	1994	12/17		25
Columbia, MD	—	1,760	244	—	—	1,760	244	2,004	10	1994	12/17		25
Concord, NC	—	778	425	—	—	778	425	1,203	15	2003	12/17		30
Edinburgh, IN	—	533	1,210	—	—	533	1,210	1,743	42	2005	12/17		30
Farmville, VA	—	461	742	—	—	461	742	1,203	26	2005	12/17		30
Fayetteville, NC	—	370	1,436	—	—	370	1,436	1,806	50	2000	12/17		30
Florence, SC	—	406	1,400	—	—	406	1,400	1,806	49	2002	12/17		30
Fuquay-Varina, NC	—	606	804	—	—	606	804	1,410	28	2003	12/17		30
Hopewell, VA	—	632	976	—	—	632	976	1,608	34	2005	12/17		30
Indianapolis, IN	—	877	326	—	—	877	326	1,203	10	2007	12/17		35
Inverness, FL	—	587	1,219	—	—	587	1,219	1,806	36	2006	12/17		35
Jacksonville, FL	—	833	244	—	—	833	244	1,077	8	2003	12/17		30
Kingsland, GA	—	1,066	641	—	—	1,066	641	1,707	22	2006	12/17		30
Leeds, AL	—	280	923	—	—	280	923	1,203	32	1999	12/17		30
Lincoln, NE	—	361	1,445	—	—	361	1,445	1,806	50	2002	12/17		30
New Bern, NC	—	470	832	—	—	470	832	1,302	29	2005	12/17		30
New Port Richey, FL	—	461	841	—	—	461	841	1,302	29	2001	12/17		30
North Platte, NE	—	515	1,093	—	—	515	1,093	1,608	33	2007	12/17		35
Orangeburg, SC	—	605	1,399	—	—	605	1,399	2,004	49	2001	12/17		30
Roanoke, VA	—	606	804	—	—	606	804	1,410	28	2001	12/17		30
Royal Palm Beach, FL	—	994	416	—	—	994	416	1,410	14	2002	12/17		30
St. Augustine, FL	—	1,255	551	—	—	1,255	551	1,806	19	2004	12/17		30
Terre Haute, IN	—	371	832	—	—	371	832	1,203	29	2006	12/17		30
Troy, AL	—	226	1,184	—	—	226	1,184	1,410	41	2004	12/17		30
Vidalia, GA	—	407	1,201	—	—	407	1,201	1,608	42	1998	12/17		30
Warsaw, IN	—	524	778	—	—	524	778	1,302	27	1999	12/17		30
Waterville, ME	—	145	1,463	—	—	145	1,463	1,608	51	2002	12/17		30
Zephyrhills, FL	—	849	957	—	—	849	957	1,806	33	2005	12/17		30

Ruby's Place:
Swansea, IL	—	46	133	87	—	46	220	266	42	1997	12/01	(g)	40

Rue 21:
Lapeer, MI	—	126	645	—	—	126	629	755	179	2007	10/05		40

Sally Beauty Supply:
Lapeer, MI	—	33	167	—	—	33	163	196	46	2007	10/05		40

Salons by JC:
Buford, GA	—	539	1,421	373	—	539	1,798	2,337	553	2003	07/04	(g)	40

Saltgrass Steakhouse:
San Marcos, TX	—	837	1,453	—	—	837	1,453	2,290	441	2000	11/06		40
Beaumont, TX	—	558	—	2,336	—	901	1,819	2,720	407	1975	09/10	(m)	30
San Antonio, TX	—	1,280	—	853	—	1,280	853	2,133	152	2011	08/11	(m)	40
Cypress, TX	—	1,071	—	1,886	—	1,071	1,886	2,957	305	2012	03/12	(m)	40
Midland, TX	—	837	2,073	—	—	837	2,073	2,910	328	1998	01/13		35
Port Arthur, TX	—	890	—	2,049	—	890	2,049	2,939	254	2014	08/13	(m)	40
McAllen, TX	—	1,390	—	1,148	—	1,393	1,146	2,539	151	2007	12/13	(m)	35
College Station, TX	—	934	—	2,076	—	934	2,076	3,010	223	2014	04/14	(m)	40
Lewisville, TX	—	1,268	—	2,456	—	1,268	2,456	3,724	189	2015	11/14	(m)	40
Waco, TX	—	730	—	2,321	—	730	2,321	3,051	191	2015	12/14	(m)	40
Odessa, TX	—	1,000	—	2,410	—	1,000	2,410	3,410	183	2015	01/15	(m)	40
Lubbock, TX	—	1,025	—	2,251	—	1,025	2,251	3,276	152	2016	10/15	(m)	40
Baytown, TX	—	1,208	—	2,455	—	1,208	2,455	3,663	120	2017	07/16	(m)	40
Corpus Christi, TX	—	1,008	—	2,580	—	1,008	2,580	3,588	150	2016	09/16	(m)	35
Tyler, TX	—	1,622	—	2,615	—	1,622	2,615	4,237	101	2017	10/16	(m)	40
Oklahoma City, OK	—	853	—	2,359	—	853	2,359	3,212	95	1996	06/17	(o)	30
Pasadena, TX	—	1,498	—	2,783	—	1,498	2,783	4,281	72	2017	07/17	(m)	40
Little Rock, AR	—	1,140	—	2,606	—	1,140	2,606	3,746	57	2017	08/17	(m)	40
Sherwood, AR	—	1,166	—	2,666	—	1,166	2,666	3,832	47	2018	09/17	(m)	40
Tulsa, OK	—	1,327	—	2,832	—	1,327	2,832	4,159	27	2018	01/18	(m)	40
Hoover, AL	—	911	—	2,489	—	911	2,489	3,400	15	2003	03/18	(o)	35
Covington, LA	—	1,185	—	—	—	1,185	(e)	1,185	(e)	(e)	04/18	(m)	(e)
The Colony, TX	—	1,549	—	—	—	1,549	(e)	1,549	(e)	(e)	05/18	(m)	(e)

Save A Lot:
Memphis, TN	—	404	—	1,278	—	404	1,278	1,682	643	1998	12/97	(g)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Save on Gas and C-Store:
Wilkes-Barre, PA	—	876	1,957	—	—	876	1,957	2,833	1,308	1998	08/05		20
Hughesville, PA	—	290	566	—	—	290	258	548	156	1977	01/06		40

Savers Thrift Superstore:
Fairview Heights, IL	—	1,258	2,623	246	—	1,258	2,869	4,127	907	1980	10/05	(g)	40
North Olmsted, OH	—	1,613	4,549	—	—	1,613	4,549	6,162	402	1983	08/16		40

Schlotzsky's Deli:
Phoenix, AZ	—	706	315	—	—	706	315	1,021	134	1995	12/01		40
Scottsdale, AZ	—	717	311	—	—	686	311	997	132	1995	12/01		40

Scotchman:
Hudson, NC	—	512	2,485	—	—	512	2,485	2,997	86	2002	12/17		30
Kings Mountain, NC	—	533	1,985	—	—	533	1,985	2,518	69	1999	12/17		30
Rock Hill, SC	—	319	1,588	—	—	319	1,588	1,907	66	1992	12/17		25
Rutherfordton, NC	—	213	1,839	—	—	213	1,839	2,052	64	1999	12/17		30
Rutherfordton, NC	—	349	2,160	—	—	349	2,160	2,509	90	1990	12/17		25
Shelby, NC	—	320	2,189	—	—	320	2,189	2,509	91	1994	12/17		25
Shelby, NC	—	184	1,783	—	—	184	1,783	1,967	74	1990	12/17		25

Season's 52:
Schaumburg, IL	—	2,065	1,311	—	—	2,065	(i)	2,065	(i)	(i)	12/01		(i)

Service First Automotive:
Katy, TX	—	1,370	2,704	—	—	1,370	2,704	4,074	3	2018	12/18		40
Spring, TX	—	1,860	2,716	—	—	1,860	2,716	4,576	3	2018	12/18		40

Service King:
The Colony, TX	—	2,135	3,819	—	—	2,135	3,819	5,954	171	2016	03/17		40

Shek's Chinese Express:
Eden Prairie, MN	—	65	261	—	—	65	261	326	109	1997	12/01		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Shell:
Glendale, AZ	—	1,817	2,415	126	—	1,817	2,541	4,358	767	2001	05/08		40
Peoria, AZ	—	860	1,117	114	—	860	1,231	2,091	510	1987	05/08		30

Shop-a-Snak:
Bessemer, AL	—	564	742	—	—	564	742	1,306	234	2002	05/06		40
Chelsea, AL	—	391	628	—	—	391	628	1,019	198	1981	05/06		40
Jasper, AL (n)	—	551	747	—	—	551	747	1,298	236	1998	05/06		40
Birmingham, AL	—	446	672	—	—	446	672	1,118	212	1989	05/06		40
Birmingham, AL	—	361	744	—	—	361	744	1,105	235	1989	05/06		40
Birmingham, AL	—	439	704	—	—	439	704	1,143	222	1989	05/06		40
Homewood, AL	—	468	657	—	—	468	657	1,125	207	1990	05/06		40
Hoover, AL	—	764	1,157	—	—	663	1,157	1,820	365	2005	05/06		40
Hoover, AL	—	713	865	—	—	713	865	1,578	273	1998	05/06		40
Hoover, AL	—	490	769	—	—	444	769	1,213	243	1992	05/06		40
Trussville, AL	—	272	542	—	—	249	542	791	171	1992	05/06		40
Tuscaloosa, AL	—	386	733	—	—	386	733	1,119	231	1991	05/06		40
Tuscaloosa, AL	—	525	463	—	—	525	463	988	146	1991	05/06		40
Tuscaloosa, AL	—	432	559	—	—	432	559	991	177	1991	05/06		40

Shopko:
Riverdale, UT	—	2,294	5,396	—	—	2,294	5,396	7,690	836	1991	02/15		25
Spokane, WA	—	2,270	7,975	—	—	2,270	7,975	10,245	1,236	1986	02/15		25
West Bend, WI	—	1,435	7,654	—	—	1,435	7,654	9,089	1,186	1987	02/15		25

Sleep Number:
Tucson, AZ	—	906	—	1,271	—	906	1,271	2,177	123	2015	11/14	(m)	40
Billings, MT	—	708	—	1,086	—	708	1,086	1,794	55	2016	08/16	(m)	40
Dublin, OH	—	333	—	1,518	—	333	1,518	1,851	5	2014	09/18	(o)	(k)

Sleepy's:
Bay Shore, NY	—	674	1,907	—	—	674	1,907	2,581	188	1985	07/16		25
Bridgehampton, NY	—	1,819	2,283	—	—	1,819	2,283	4,102	187	2003	07/16		30
Dickson City, PA	—	509	3,563	—	—	509	3,563	4,072	292	1998	07/16		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Farmingdale, NY	—	522	2,021	—	—	522	2,021	2,543	199	1999	07/16	25
Hasbrouck Heights, NJ	—	609	989	—	—	609	989	1,598	97	1965	07/16	25
Huntington Station, NY	—	437	1,766	—	—	437	1,766	2,203	174	1990	07/16	25
Ledgewood, NJ	—	456	1,312	—	—	456	1,312	1,768	129	1981	07/16	25
Middletown, NY	—	351	3,232	—	—	351	3,232	3,583	318	1977	07/16	25
Montgomeryville, PA	—	283	3,084	—	—	283	3,084	3,367	303	1988	07/16	25
Old Saybrook, CT	—	691	3,595	—	—	691	3,595	4,286	442	1929	07/16	20
Rockville Centre, NY	—	732	951	—	—	732	951	1,683	117	1925	07/16	20
Somers Point, NJ	—	313	1,691	—	—	313	1,691	2,004	139	2004	07/16	30
Watchung, NJ	—	587	2,662	—	—	587	2,662	3,249	262	1981	07/16	25
Waterford, CT	—	615	2,736	—	—	615	2,736	3,351	269	1976	07/16	25
Whitehall, PA	—	218	1,177	—	—	218	1,177	1,395	96	2002	07/16	30

Sonic:
Athens, AL	—	275	672	—	—	275	672	947	36	1996	05/17	30
Auburn, AL	—	360	804	—	—	360	804	1,164	44	2002	05/17	30
Auburn, AL	—	379	710	—	—	379	710	1,089	38	1996	05/17	30
Bedford, VA	—	256	550	—	—	256	550	806	26	2007	05/17	35
Bristol, TN	—	237	569	—	—	237	569	806	31	2001	05/17	30
Columbus, GA	—	502	303	—	—	502	303	805	16	2001	05/17	30
Columbus, GA	—	341	531	—	—	341	531	872	29	1997	05/17	30
Dandridge, TN	—	142	730	—	—	142	730	872	40	2002	05/17	30
Danville, VA	—	331	691	—	—	331	691	1,022	32	2008	05/17	35
Decatur, AL	—	237	710	—	—	237	710	947	38	1998	05/17	30
Florence, AL	—	388	559	—	—	388	559	947	30	2001	05/17	30
Forence, AL	—	265	824	—	—	265	824	1,089	45	1997	05/17	30
Greeneville, TN	—	180	692	—	—	180	692	872	45	1990	05/17	25
Hampton Cove, AL	—	483	681	—	—	483	681	1,164	32	2006	05/17	35
Huntsville, AL	—	218	871	—	—	218	871	1,089	40	2008	05/17	35
Huntsville, AL	—	332	616	—	—	332	616	948	33	1999	05/17	30
Huntsville, AL	—	275	814	—	—	275	814	1,089	44	2001	05/17	30
Huntsville, AL	—	398	625	—	—	398	625	1,023	29	2005	05/17	35
Huntsville, AL	—	246	701	—	—	246	701	947	46	1992	05/17	25
Johnson City, TN	—	379	493	—	—	379	493	872	32	1994	05/17	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Kingsport, TN	—	322	550	—	—	322	550	872	30	2000	05/17	30
Knoxville, TN	—	227	824	—	—	227	824	1,051	54	1987	05/17	25
Lanett, AL	—	322	550	—	—	322	550	872	30	1997	05/17	30
Madison, AL	—	303	720	—	—	303	720	1,023	39	1996	05/17	30
Madison, AL	—	454	634	—	—	454	634	1,088	34	2000	05/17	30
Marion, VA	—	95	852	—	—	95	852	947	46	1997	05/17	30
Millbrook, AL	—	549	540	—	—	549	540	1,089	29	2005	05/17	30
Montgomery, AL	—	227	644	—	—	227	644	871	35	1999	05/17	30
Montgomery, AL	—	729	360	—	—	729	360	1,089	17	2005	05/17	35
Morristown, TN	—	123	607	—	—	123	607	730	39	1977	05/17	25
Morristown, TN	—	275	597	—	—	275	597	872	39	1985	05/17	25
Moulton, AL	—	379	710	—	—	379	710	1,089	38	2005	05/17	30
Muscle Shoals, AL	—	208	880	—	—	208	880	1,088	48	1995	05/17	30
Newport, TN	—	142	664	—	—	142	664	806	36	2000	05/17	30
North Tazewell, VA	—	114	758	—	—	114	758	872	41	1993	05/17	30
Norton, VA	—	133	739	—	—	133	739	872	34	2007	05/17	35
Opelika, AL	—	663	360	—	—	663	360	1,023	19	2006	05/17	30
Phenix City, AL	—	322	701	—	—	322	701	1,023	38	1997	05/17	30
Prattville, AL	—	388	634	—	—	388	634	1,022	34	1994	05/17	30
Roanoke, VA	—	265	757	—	—	265	757	1,022	35	2006	05/17	35
Rogersville, TN	—	57	815	—	—	57	815	872	44	1996	05/17	30
Sevierville, TN	—	436	511	—	—	436	511	947	33	1988	05/17	25

Sonic Automotive:
Charlotte, NC	—	3,619	4,854	—	—	3,619	4,854	8,473	1,411	1996	05/07	40

Sparkling Image:
Bakersfield, CA	—	2,798	5,260	22	—	1,781	284	2,065	268	1997	03/08	35
Bakersfield, CA	—	3,664	3,709	11	—	3,664	3,721	7,385	1,146	1994	03/08	35
Bakersfield, CA	—	2,043	3,520	40	—	2,043	719	2,762	361	1988	03/08	30
Bakersfield, CA	—	3,363	3,288	—	—	3,363	3,288	6,651	887	2002	03/08	40
Bakersfield, CA	—	3,346	6,016	—	—	3,346	6,016	9,362	1,852	1998	03/08	35
Bakersfield, CA	—	2,564	4,465	2,178	—	2,564	6,643	9,207	2,245	1988	03/08	30
San Fernando, CA	—	6,630	2,706	47	—	6,630	2,753	9,383	993	1988	03/08	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Ventura, CA	—	6,253	4,560	207	—	5,813	4,767	10,580	1,461	1994	03/08		35
Ventura, CA	—	5,590	4,431	94	—	5,590	4,526	10,116	1,217	2001	03/08		40

Spec's Liquor and Fine Foods:
Corpus Christi, TX	—	768	841	601	—	768	1,442	2,210	796	1967	11/93		40
Coffee City, TX	—	1,330	3,858	—	—	1,330	3,858	5,188	1,338	1996	02/05		40

Speedy Cash:
Knoxville, TN	—	324	779	4	—	324	782	1,106	83	2014	04/15		35
Chicago, IL	—	317	859	—	—	317	859	1,176	68	2014	03/16		35

Spencer’s Air Conditioning & Appliance:
Glendale, AZ	—	342	982	—	—	342	982	1,324	477	1999	12/98	(g)	40

Sprint PCS:
Lewisville, TX	—	555	—	1,172	—	598	1,128	1,726	81	2016	12/01	(m)	40

Staples:
Memphis, TN	—	931	2,210	—	—	931	2,210	3,141	308	2011	02/14		35

Steak N Shake:
Munhall, PA	—	688	727	—	—	688	727	1,415	130	2002	07/14		25
South Bend, IN	—	447	1,238	—	—	447	1,238	1,685	184	2004	07/14		30

Sterling Collision:
Lombard, IL	—	622	1,714	—	—	622	1,714	2,336	414	1997	12/12		25

Stone Mountain Chevrolet:
Lilburn, GA (n)	—	3,027	4,685	—	—	3,027	4,685	7,712	1,684	2004	08/04		40

Stop N Go:
Grand Prairie, TX	—	421	685	—	—	421	685	1,106	292	1986	12/01		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Stripes:
Laredo, TX (n)	—	459	460	—	—	459	460	919	150	1983	12/05	40
Lawton, OK (n)	—	697	964	—	—	649	964	1,613	314	1984	12/05	40
Wichita Falls, TX (n)	—	440	751	—	—	440	751	1,191	245	1984	12/05	40
Wichita Falls, TX (n)	—	905	1,351	—	—	905	1,351	2,256	440	2000	12/05	40
Wichita Falls, TX (n)	—	484	828	—	—	484	828	1,312	270	1983	12/05	40
Monahans, TX (n)	—	2,628	2,973	—	—	2,628	2,973	5,601	827	1996	11/07	40
Odessa, TX (n)	—	2,633	3,199	—	—	2,633	3,199	5,832	890	2006	11/07	40
San Angelo, TX (n)	—	194	471	—	—	194	471	665	131	1998	11/07	40
Harlingen, TX (n)	—	329	935	—	—	329	935	1,264	342	1980	01/08	30
Houston, TX (n)	—	696	1,458	—	—	696	1,458	2,154	366	2008	12/08	40
Lubbock, TX (n)	—	671	1,612	—	—	671	1,612	2,283	405	2007	12/08	40
Corpus Christi, TX	—	661	2,624	—	—	661	2,624	3,285	623	1999	11/11	30
Corpus Christi, TX	—	412	2,356	—	—	412	2,356	2,768	560	1999	11/11	30
Corpus Christi, TX	—	450	1,370	—	—	450	1,370	1,820	325	1996	11/11	30
Harlingen, TX	—	230	2,356	—	—	230	2,356	2,586	560	2000	11/11	30
Laredo, TX	—	938	5,829	—	—	938	5,829	6,767	1,384	1995	11/11	30
Laredo, TX	—	441	1,935	—	—	441	1,935	2,376	394	2002	11/11	35
Laredo, TX	—	421	3,016	—	—	421	3,016	3,437	716	1998	11/11	30
Laredo, TX	—	335	2,509	—	—	335	2,509	2,844	596	1999	11/11	30
Mercedes, TX	—	556	1,523	—	—	556	1,523	2,079	362	1998	11/11	30
Portland, TX	—	488	4,710	—	—	488	4,710	5,198	1,119	1999	11/11	30
Rockport, TX	—	660	4,269	—	—	660	4,269	4,929	869	2008	11/11	35
San Juan, TX	—	565	1,179	—	—	565	1,179	1,744	280	1999	11/11	30

Subway:
Eden Prairie, MN	—	54	150	67	—	54	218	272	91	1997	12/01	40
Albany, NY	—	3	67	—	—	3	67	70	24	1992	09/04	40
Cohoes, NY	—	21	116	8	—	21	123	144	49	1994	09/04	40

Sunbelt Rentals:
Dayton, OH	—	391	1,223	—	—	391	1,223	1,614	234	2008	04/12	35
Shepherdsville, KY	—	516	1,577	—	—	516	1,577	2,093	302	2009	04/12	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Sunoco:
Arnold, MD	—	417	581	—	—	417	581	998	111	1993	04/13	30
Baltimore, MD	—	542	2,054	—	—	542	2,054	2,596	391	1998	04/13	30
Baltimore, MD	—	271	1,482	—	—	271	1,482	1,753	338	1968	04/13	25
Baltimore, MD	—	455	2,122	—	—	455	2,122	2,577	484	1980	04/13	25
Baltimore, MD	—	310	1,686	—	—	310	1,686	1,996	275	2004	04/13	35
Baltimore, MD	—	620	1,279	—	—	620	1,279	1,899	243	1989	04/13	30
Baltimore, MD	—	523	2,809	—	—	523	2,809	3,332	641	1982	04/13	25
Baltimore, MD	—	368	1,647	—	—	368	1,647	2,015	313	1996	04/13	30
Bel Air, MD	—	1,376	620	—	—	1,376	620	1,996	118	1994	04/13	30
Bethesda, MD	—	1,414	1,347	—	—	1,414	1,347	2,761	307	1971	04/13	25
Centreville, VA	—	1,753	697	—	—	1,753	697	2,450	133	1994	04/13	30
Chantilly, VA	—	1,472	1,831	—	—	1,472	1,831	3,303	418	1966	04/13	25
Dale City, VA	—	639	2,461	—	—	639	2,461	3,100	468	1992	04/13	30
Dumfries, VA	—	387	2,364	—	—	387	2,364	2,751	450	1999	04/13	30
Edgewood, MD	—	823	2,073	—	—	823	2,073	2,896	473	1985	04/13	25
Frederick, MD	—	940	1,860	—	—	940	1,860	2,800	354	1996	04/13	30
Gaithersburg, MD	—	1,027	2,073	—	—	1,027	2,073	3,100	473	1982	04/13	25
Glen Burnie, MD	—	804	1,647	—	—	804	1,647	2,451	313	1994	04/13	30
Herndon, VA	—	707	1,792	—	—	707	1,792	2,499	341	1989	04/13	30
Joppa, MD	—	862	174	—	—	862	174	1,036	40	1987	04/13	25
Manassas, VA	—	1,230	1,521	—	—	1,230	1,521	2,751	289	1991	04/13	30
Manassas, VA	—	746	1,434	—	—	746	1,434	2,180	273	1993	04/13	30
Odenton, MD	—	668	2,780	—	—	668	2,780	3,448	529	2000	04/13	30
Owings Mills, MD	—	1,337	911	—	—	1,337	911	2,248	173	1994	04/13	30
Parkton, MD	—	397	2,151	—	—	397	2,151	2,548	409	1993	04/13	30
Pasadena, MD	—	591	2,509	—	—	579	2,509	3,088	477	1997	04/13	30
Pasadena, MD	—	407	1,492	—	—	407	1,492	1,899	284	1989	04/13	30
Perryville, MD	—	601	3,778	—	—	601	3,778	4,379	719	1990	04/13	30
Randallstown, MD	—	746	1,715	—	—	746	1,715	2,461	326	1995	04/13	30
Reisterstown, MD	—	649	2,354	—	—	649	2,354	3,003	448	1995	04/13	30
Rockville, MD	—	1,996	2,054	—	—	1,996	2,054	4,050	469	1971	04/13	25
Severn, MD	—	765	3,139	—	—	765	3,139	3,904	597	1987	04/13	30
Sterling, VA	—	1,356	1,095	—	—	1,356	1,095	2,451	208	1997	04/13	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Sterling, VA (n)	—	1,540	2,461	—	—	1,540	2,461	4,001	468	1998	04/13	30
Timonium, MD	—	1,356	1,598	—	—	1,356	1,598	2,954	365	1981	04/13	25
Towson, MD	—	630	2,771	—	—	630	2,771	3,401	633	1988	04/13	25
Warrenton, VA	—	1,802	2,703	—	—	1,802	2,703	4,505	514	1994	04/13	30
Woodbridge, VA	—	678	2,664	—	—	678	2,664	3,342	608	1988	04/13	25

Sunshine Energy:
Kansas City, MO	—	517	720	—	—	517	720	1,237	272	1993	07/09	25

SunTrust:
Alexandria, VA	—	2,735	732	—	—	2,735	732	3,467	271	1969	06/13	15
Alpharetta, GA	—	1,056	1,425	—	—	1,056	1,425	2,481	263	2005	06/13	30
Alpharetta, GA	—	1,625	1,366	—	—	1,625	1,366	2,991	378	1991	06/13	20
Atlanta, GA	—	2,130	1,623	—	—	2,130	1,623	3,753	450	1976	06/13	20
Augusta, GA	—	865	872	—	—	865	872	1,737	483	1972	06/13	10
Belleview, FL	—	226	1,085	—	—	226	1,085	1,311	200	1979	06/13	30
Beverly Hills, FL	—	376	1,414	—	—	376	1,414	1,790	261	1989	06/13	30
Black Mountain, NC	—	780	655	—	—	780	655	1,435	655	1943	06/13	5
Bladensburg, MD	—	1,528	1,538	—	—	1,528	1,538	3,066	284	1946	06/13	30
Bradenton, FL	—	437	1,251	—	—	429	1,251	1,680	231	1980	06/13	30
Chattanooga, TN	—	336	341	—	—	336	341	677	341	1974	06/13	5
Chattanooga, TN	—	260	374	—	—	260	374	634	374	1981	06/13	5
Chattanooga, TN	—	308	652	—	—	308	652	960	652	1972	06/13	5
Conyers, GA	—	366	501	—	—	366	501	867	277	1986	06/13	10
Crystal River, FL	—	430	2,971	—	—	430	2,971	3,401	470	1983	06/13	35
Daytona Beach Shores, FL	—	318	720	—	—	318	720	1,038	160	1982	06/13	25
Deland, FL	—	270	1,296	—	—	270	1,296	1,566	239	1993	06/13	30
Doral, FL	—	1,912	1,100	—	—	1,912	1,100	3,012	305	1988	06/13	20
Duluth, GA	—	851	845	—	—	851	845	1,696	234	1992	06/13	20
Edgewater, FL	—	419	1,417	—	—	419	1,417	1,836	262	1986	06/13	30
Fort Myers, FL	—	814	684	—	—	814	684	1,498	253	1986	06/13	15
Greenacres City, FL	—	1,395	1,533	—	—	1,395	1,533	2,928	283	1988	06/13	30
Greensboro, NC	—	516	394	—	—	430	394	824	394	1980	06/13	5

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Hialeah, FL	—	2,578	1,149	—	—	2,578	1,149	3,727	637	1978	06/13	10
Homosassa, FL	—	344	825	—	—	344	825	1,169	183	1985	06/13	25
Huntersville, NC	—	177	830	—	—	177	830	1,007	184	1998	06/13	25
Jacksonville, FL	—	674	821	—	—	674	821	1,495	182	1987	06/13	25
Jacksonville, FL	—	938	926	—	—	938	926	1,864	257	1979	06/13	20
Jonesboro, GA	—	591	1,185	—	—	591	1,185	1,776	1,185	1965	06/13	5
Jupiter, FL	—	1,035	1,327	—	—	1,035	1,327	2,362	210	1998	06/13	35
Kannapolis, NC	—	850	834	—	—	850	834	1,684	834	1906	06/13	5
Kernersville, NC	—	284	708	—	—	284	708	992	262	1990	06/13	15
Lady Lake, FL	—	340	1,355	—	—	340	1,355	1,695	250	1996	06/13	30
Lake City, TN	—	326	514	—	—	326	514	840	514	1958	06/13	5
Largo, FL	—	258	643	—	—	258	643	901	178	1979	06/13	20
Lawrenceburg, TN	—	205	413	—	—	205	413	618	413	1975	06/13	5
Lawrenceville, GA	—	657	1,764	—	—	657	1,764	2,421	978	1985	06/13	10
Lightfoot, VA	—	177	512	—	—	177	512	689	284	1973	06/13	10
Marietta, GA	—	617	714	—	—	617	714	1,331	396	1974	06/13	10
Mechanicsville, VA	—	343	493	—	—	343	493	836	493	1965	06/13	5
Monroe, NC	—	586	353	—	—	586	353	939	353	1981	06/13	5
Murfreesboro, TN	—	276	554	—	—	276	554	830	205	1989	06/13	15
N Miami Beach, FL	—	915	497	—	—	915	497	1,412	184	1986	06/13	15
Nashville, TN	—	627	639	—	—	627	639	1,266	354	1972	06/13	10
Nashville, TN	—	438	1,295	—	—	438	1,295	1,733	239	1994	06/13	30
New Port Richey, FL	—	463	1,178	—	—	463	1,178	1,641	261	1998	06/13	25
Norcross, GA	—	789	663	—	—	789	663	1,452	245	1986	06/13	15
Orlando, FL	—	801	1,135	—	—	801	1,135	1,936	315	1993	06/13	20
Palm Harbor, FL	—	532	384	—	—	532	384	916	213	1983	06/13	10
Punta Gorda, FL (n)	—	1,483	1,330	—	—	1,483	1,330	2,813	368	1972	06/13	20
Richmond, VA	—	398	673	—	—	398	673	1,071	673	1972	06/13	5
Richmond, VA	—	283	245	—	—	283	245	528	245	1973	06/13	5
Richmond, VA	—	263	563	—	—	263	563	826	312	1981	06/13	10
Roanoke, VA	—	264	256	—	—	264	256	520	256	1973	06/13	5
Roxboro, NC	—	452	918	—	—	452	918	1,370	339	1983	06/13	15
Sebastian, FL	—	438	856	—	—	438	856	1,294	237	1987	06/13	20
Sebring, FL	—	326	920	—	—	326	920	1,246	204	1985	06/13	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
South Boston, VA	—	221	1,441	—	—	221	1,441	1,662	399	1975	06/13	20
Spartanburg, SC	—	435	372	—	—	435	372	807	206	1921	06/13	10
Spring Hill, FL	—	460	1,102	—	—	460	1,102	1,562	1,102	1973	06/13	5
Spring Hill, FL	—	631	1,950	—	—	631	1,950	2,581	360	1988	06/13	30
Stuart, FL (n)	—	1,143	2,570	—	—	1,143	2,570	3,713	475	1985	06/13	30
Sun City Center, FL (n)	—	568	3,671	—	—	568	3,671	4,239	581	1971	06/13	35
Tucker, GA	—	395	1,208	—	—	395	1,208	1,603	335	1971	06/13	20
Valrico, FL	—	178	870	—	—	160	864	1,024	162	1981	06/13	30
Virginia Beach, VA	—	326	366	—	—	326	366	692	203	1985	06/13	10
Wildwood, FL	—	308	953	—	—	308	953	1,261	211	1978	06/13	25

Superior Petroleum:
Midway, PA	—	311	708	—	—	311	708	1,019	306	1990	01/06	30

Supervalu:
Maple Heights, OH	—	1,035	2,874	—	—	1,035	2,874	3,909	1,572	1985	02/97	40

Sweet Berries Cafe:
Sherman, TX	—	233	126	24	—	233	150	383	91	1969	09/06	20

Taco Bell:
Ocala, FL	—	275	755	—	—	275	755	1,030	322	2001	12/01	40
Phoenix, AZ	—	594	283	—	—	594	283	877	120	1995	12/01	40
Bedford, IN	—	797	937	—	—	797	937	1,734	296	1989	05/06	40
Columbus, IN	—	690	1,213	—	—	690	1,213	1,903	383	2005	05/06	40
Columbus, IN	—	1,257	2,055	—	—	1,257	2,055	3,312	648	1990	05/06	40
Evansville, IN	—	221	828	—	—	221	828	1,049	261	2003	05/06	40
Evansville, IN	—	308	1,301	—	—	308	1,301	1,609	410	2000	05/06	40
Evansville, IN	—	524	1,815	—	—	524	1,815	2,339	573	2005	05/06	40
Fishers, IN	—	990	486	—	—	990	486	1,476	153	1998	05/06	40
Greensburg, IN	—	648	1,079	—	—	648	1,079	1,727	341	1998	05/06	40
Indianapolis, IN	—	547	703	—	—	547	703	1,250	222	2004	05/06	40
Indianapolis, IN	—	1,032	1,650	—	—	1,032	1,650	2,682	521	2004	05/06	40
Madisonville, KY	—	682	1,193	—	—	682	1,193	1,875	376	1999	05/06	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Owensboro, KY	—	639	1,326	—	—	639	1,326	1,965	419	2005	05/06		40
Shelbyville, IN	—	670	1,756	—	—	670	1,756	2,426	554	1998	05/06		40
Speedway, IN	—	408	1,426	—	—	408	1,426	1,834	450	2003	05/06		40
Terre Haute, IN	—	1,037	1,656	—	—	1,037	1,656	2,693	523	2003	05/06		40
Terre Haute, IN	—	1,314	2,249	—	—	1,314	2,249	3,563	710	2003	05/06		40
Vincennes, IN	—	502	880	—	—	502	880	1,382	278	2004	05/06		40
Hialeah, FL	—	263	69	—	—	263	(i)	263	(i)	(i)	09/06		(i)
Anderson, SC	—	273	820	—	—	273	820	1,093	264	1989	12/10		25
Anderson, SC	—	176	436	—	—	176	436	612	117	2000	12/10		30
Asheville, NC	—	408	732	—	—	408	732	1,140	235	1992	12/10		25
Asheville, NC	—	252	483	—	—	252	483	735	155	1993	12/10		25
Black Mountain, NC	—	149	313	—	—	149	313	462	101	1992	12/10		25
Blue Ridge, GA	—	276	553	—	—	276	553	829	178	1992	12/10		25
Cedartown, GA	—	353	890	—	—	353	890	1,243	286	1990	12/10		25
Duncan, SC	—	280	483	—	—	280	483	763	129	1999	12/10		30
Easley, SC (n)	—	444	818	—	—	444	818	1,262	263	1991	12/10		25
Fort Payne, AL	—	362	533	—	—	362	533	895	171	1989	12/10		25
Franklin, NC	—	472	687	—	—	472	687	1,159	221	1992	12/10		25
Gaffney, SC	—	388	940	—	—	388	940	1,328	252	1998	12/10		30
Greenville, SC	—	169	330	—	—	169	330	499	106	1990	12/10		25
Greenville, SC	—	414	810	—	—	414	810	1,224	217	1995	12/10		30
Hendersonville, NC	—	569	1,163	—	—	569	1,163	1,732	374	1988	12/10		25
Inman, SC	—	223	502	—	—	223	502	725	135	1999	12/10		30
Lavonia, GA	—	122	359	—	—	122	359	481	96	1999	12/10		30
Madison, AL	—	498	886	—	—	498	886	1,384	285	1985	12/10		25
Oneonta, AL	—	362	881	—	—	362	881	1,243	283	1992	12/10		25
Piedmont, SC	—	249	702	—	—	249	702	951	188	2000	12/10		30
Pisgah Forest, NC	—	260	672	—	—	260	672	932	180	1998	12/10		30
Rainsville, AL	—	411	1,077	—	—	411	1,077	1,488	289	1998	12/10		30
Seneca, SC	—	304	807	—	—	304	807	1,111	260	1993	12/10		25
Simpsonville, SC	—	635	1,022	—	—	635	1,022	1,657	329	1991	12/10		25
Spartanburg, SC	—	239	496	—	—	239	496	735	133	1992	12/10		30
Spartanburg, SC	—	492	949	—	—	492	949	1,441	254	1993	12/10		30
Sylva, NC	—	580	786	—	—	580	786	1,366	211	1994	12/10		30
Toccoa, GA	—	201	600	—	—	201	600	801	161	1993	12/10		30
Anderson, IN	—	313	1,338	—	—	313	1,338	1,651	231	2008	12/12		35
Bloomington, IN	—	275	1,026	—	—	275	1,026	1,301	248	1988	12/12		25
Bloomington, IN	—	332	1,234	—	—	332	1,234	1,566	213	2009	12/12		35
Carmel, IN	—	360	1,546	—	—	360	1,546	1,906	311	1994	12/12		30
Daleville, IN	—	209	893	—	—	209	893	1,102	180	1995	12/12		30
Edinburgh, IN	—	313	1,338	—	—	313	1,338	1,651	231	2007	12/12		35
Evansville, IN	—	209	1,092	—	—	209	1,092	1,301	189	2008	12/12		35
Indianapolis, IN	—	351	1,452	—	—	351	1,452	1,803	292	2005	12/12		30
Indianapolis, IN	—	285	1,225	—	—	285	1,225	1,510	211	2008	12/12		35
Indianapolis, IN	—	256	1,102	—	—	256	1,102	1,358	190	2008	12/12		35
Indianapolis, IN	—	304	1,206	—	—	304	1,206	1,510	208	2010	12/12		35
Indianapolis, IN	—	209	799	—	—	209	799	1,008	161	1994	12/12		30
Indianapolis, IN	—	247	931	—	—	247	931	1,178	188	1995	12/12		30
Jasper, IN	—	200	960	—	—	200	960	1,160	193	1992	12/12		30
New Castle, IN	—	427	1,830	—	—	427	1,830	2,257	369	2006	12/12		30
Owensboro, KY	—	436	1,119	—	—	436	1,119	1,555	193	2010	12/12		35
Connersville, IN	—	136	1,280	—	—	136	1,280	1,416	233	1991	07/13		30
Linton, IN	—	155	1,203	—	—	155	1,203	1,358	219	1996	07/13		30
Owensboro, KY	—	136	1,549	—	—	136	1,549	1,685	282	1998	07/13		30
Arnold, MO	—	436	698	—	—	436	698	1,134	150	1991	08/13		25
Collinsville, IL	—	368	1,713	—	—	368	1,713	2,081	368	1993	08/13		25
East Alton, IL	—	271	1,008	—	—	271	1,008	1,279	181	1991	08/13		30
Edwardsville, IL	—	310	1,549	—	—	310	1,549	1,859	277	1987	08/13		30
Eureka, MO	—	466	466	—	—	466	466	932	100	1984	08/13		25
Granite City, IL	—	707	852	—	—	707	852	1,559	131	2006	08/13		35
Hazelwood, MO	—	513	1,470	—	—	513	1,470	1,983	263	1991	08/13		30
Maryland Heights, MO	—	407	862	—	—	407	862	1,269	154	1991	08/13		30
O'Fallon, MO	—	580	1,403	—	—	580	1,403	1,983	215	2003	08/13		35
O'Fallon, MO	—	445	1,770	—	—	445	1,770	2,215	317	1985	08/13		30
St. Charles, MO	—	581	872	—	—	580	872	1,452	156	2000	08/13		30
St. Louis, MO	—	252	1,047	—	—	252	1,047	1,299	225	1981	08/13		25
St. Louis, MO	—	465	1,171	—	—	465	1,171	1,636	180	2009	08/13		35
St. Louis, MO	—	252	785	—	—	252	785	1,037	141	1990	08/13		30
Fayetteville, NC	—	298	1,989	—	—	298	1,989	2,287	301	2005	06/14		30
Fayetteville, NC	—	448	1,334	—	—	448	1,334	1,782	202	1998	06/14		30
Fayetteville, NC	—	289	1,205	—	—	289	1,205	1,494	182	1998	06/14		30
Fayetteville, NC	—	388	1,552	—	—	388	1,552	1,940	235	1996	06/14		30
Fayetteville, NC	—	269	1,771	—	—	269	1,771	2,040	322	1993	06/14		25
Fayetteville, NC	—	497	1,691	—	—	497	1,691	2,188	256	2008	06/14		30
Fayetteville, NC	—	686	1,631	—	—	686	1,631	2,317	296	1992	06/14		25
Fayetteville, NC	—	607	1,135	—	—	607	1,135	1,742	206	1982	06/14		25
Fayetteville, NC	—	149	1,652	—	—	149	1,652	1,801	300	1988	06/14		25
Holly Ridge, NC	—	189	1,791	—	—	189	1,791	1,980	232	2012	06/14		35
Hope Mills, NC	—	438	2,138	—	—	438	2,138	2,576	388	1990	06/14		25
Jacksonville, NC	—	428	2,327	—	—	428	2,327	2,755	423	1993	06/14		25
Jacksonville, NC	—	577	1,304	—	—	577	1,304	1,881	169	2013	06/14		35
Jacksonville, NC	—	388	2,347	—	—	388	2,347	2,735	305	2007	06/14		35
Jacksonville, NC	—	398	2,069	—	—	398	2,069	2,467	313	1994	06/14		30
Leland, NC	—	289	1,205	—	—	289	1,205	1,494	156	2008	06/14		35
Lumberton, NC	—	368	2,208	—	—	368	2,208	2,576	334	2003	06/14		30
Midway Park, NC	—	467	2,069	—	—	467	2,069	2,536	376	1993	06/14		25
Pembroke, NC	—	438	1,095	—	—	438	1,095	1,533	166	2008	06/14		30
Saint Pauls, NC	—	419	767	—	—	419	767	1,186	116	2008	06/14		30
Shallotte, NC	—	329	827	—	—	329	827	1,156	107	2011	06/14		35
Spring Lake, NC	—	408	2,009	—	—	408	2,009	2,417	261	2009	06/14		35
Whiteville, NC	—	179	1,315	—	—	179	1,315	1,494	171	2010	06/14		35
Wilmington, NC	—	587	2,277	—	—	587	2,277	2,864	295	2006	06/14		35
Wilmington, NC	—	239	1,463	—	—	239	1,463	1,702	190	2013	06/14		35
Wilmington, NC	—	547	1,423	—	—	547	1,423	1,970	185	2013	06/14		35
Swansboro, NC	—	430	1,359	—	—	430	1,359	1,789	126	2015	04/15		40
Buffalo Grove, IL	—	234	1,236	—	—	234	1,236	1,470	138	1987	03/16		25
Columbia City, IN	—	122	1,535	—	—	122	1,535	1,657	171	1990	03/16		25
Dowagiac, MI	—	131	1,236	—	—	131	1,236	1,367	115	1999	03/16		30
Edwardsburg, MI	—	47	1,479	—	—	47	1,479	1,526	138	1998	03/16		30
Elkhart, IN	—	393	1,618	—	—	393	1,618	2,011	129	2008	03/16		35
Fox Lake, IL	—	309	1,376	—	—	309	1,376	1,685	128	2006	03/16		30
Freeport, IL	—	84	2,141	—	—	84	2,141	2,225	199	1999	03/16		30
Kendallville, IN	—	150	1,637	—	—	150	1,637	1,787	152	1992	03/16		30
Knox, IN	—	66	1,255	—	—	66	1,255	1,321	140	1993	03/16		25
Lake Delton, WI	—	815	599	—	—	815	599	1,414	48	2011	03/16		35
Lake In The Hills, IL	—	402	2,029	—	—	366	2,029	2,395	189	1998	03/16		30
Ligonier, IN	—	216	1,021	—	—	216	1,021	1,237	95	2000	03/16		30
Lindenhurst, IL	—	609	768	—	—	609	768	1,377	71	1999	03/16		30
McHenry, IL	—	468	1,814	—	—	468	1,814	2,282	169	2006	03/16		30
Monroe, WI	—	515	1,030	—	—	515	1,030	1,545	96	1999	03/16		30
Mundelein, IL	—	178	1,134	—	—	178	1,134	1,312	105	1999	03/16		30
Mundelein, IL	—	131	1,544	—	—	131	1,544	1,675	144	2004	03/16		30
Nappanee, IN	—	178	1,404	—	—	178	1,404	1,582	112	2008	03/16		35
Portage, WI	—	197	1,479	—	—	197	1,479	1,676	138	1999	03/16		30
Richland Center, WI	—	215	1,236	—	—	215	1,236	1,451	115	2000	03/16		30
Rochester, IN	—	215	1,787	—	—	215	1,787	2,002	199	1993	03/16		25
Rockford, IL	—	328	1,413	—	—	328	1,413	1,741	131	1999	03/16		30
Roscoe, IL	—	346	1,479	—	—	346	1,479	1,825	118	2010	03/16		35
Roseland, IN	—	496	880	—	—	496	880	1,376	82	2001	03/16		30
Round Lake Beach, IL	—	159	2,169	—	—	159	2,169	2,328	202	2005	03/16		30
South Bend, IN	—	365	1,170	—	—	365	1,170	1,535	93	2014	03/16		35
South Bend, IN	—	291	788	—	—	291	788	1,079	73	2006	03/16		30
South Bend, IN	—	365	965	—	—	365	965	1,330	77	2010	03/16		35
St. Joseph, MI	—	94	1,413	—	—	94	1,413	1,507	113	2007	03/16		35
Watervliet, MI	—	281	1,105	—	—	281	1,105	1,386	103	2000	03/16		30
Wauconda, IL	—	169	1,358	—	—	169	1,358	1,527	126	2001	03/16		30
Waukegan, IL	—	570	1,674	—	—	570	1,674	2,244	187	1997	03/16		25
West Baraboo, WI	—	150	1,348	—	—	150	1,348	1,498	125	1999	03/16		30
Wheeling, IL	—	486	1,861	—	—	486	1,861	2,347	173	2000	03/16		30
Winnebago, IL	—	131	1,041	—	—	131	1,041	1,172	83	2009	03/16		35
Wisconsin Dells, WI	—	365	1,095	—	—	365	1,095	1,460	102	1999	03/16		30
Zion, IL	—	150	1,554	—	—	150	1,554	1,704	124	2008	03/16		35

Taco Bueno:
Moore, OK	—	624	507	—	—	624	507	1,131	47	2015	01/15		40
Flower Mound, TX	—	1,056	—	617	—	1,056	617	1,673	28	2017	04/16	(m)	40
Sulphur Springs, TX	—	512	—	607	—	512	607	1,119	23	2017	03/17	(m)	40

Taco Cabana:
Austin, TX	—	561	1,227	—	—	561	1,227	1,788	136	1994	02/15		35
Houston, TX	—	1,070	978	—	—	1,016	978	1,994	152	1998	02/15		25
Houston, TX	—	667	852	—	—	667	852	1,519	110	2000	02/15		30
Houston, TX	—	590	1,284	—	—	590	1,284	1,874	166	1987	02/15		30
San Antonio, TX	—	492	1,283	—	—	492	1,283	1,775	142	1995	02/15		35

Tamarind Restaurant:
Tucson, AZ	—	996	—	2,742	—	996	2,742	3,738	774	2007	12/06	(m)	40

Texas Roadhouse:
Grand Junction, CO	—	584	920	—	—	584	920	1,504	392	1997	12/01		40
Palm Bay, FL	—	1,035	1,512	—	—	1,035	1,512	2,547	380	2004	06/11		30

TGI Friday's:
Corpus Christi, TX	—	1,210	1,532	—	—	1,157	1,532	2,689	653	1995	12/01		40

The Beach:
Mason, OH	—	1,707	1,303	—	—	1,707	1,303	3,010	302	1985	03/13		25

The Containter Store:
Plano, TX	—	1,758	5,115	—	—	1,758	5,115	6,873	822	2009	05/13		35

The Shack:
Overland Park, KS	—	1,166	—	1,741	—	1,166	1,741	2,907	310	2011	04/11	(m)	40

The Snooty Fox:
Cincinnati, OH	—	282	521	403	—	543	662	1,205	256	1998	12/01		40

The Tile Shop:
Scarsdale, NY	—	4,509	2,454	352	—	4,509	2,807	7,316	968	1996	09/97		40
Buford, GA	—	1,267	2,406	25	—	1,267	2,430	3,697	875	2003	07/04		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Third Federal Savings:
Parma, OH	—	370	238	1,100	—	370	1,338	1,708	748	1977	09/06		20

Tile Outlets of America:
Sarasota, FL	—	1,168	1,904	735	—	1,170	2,639	3,809	912	1988	09/97		40

Tire Engineers:
Amarillo, TX	—	244	713	—	—	244	713	957	39	2001	05/17		30
Columbia, SC	—	345	453	—	—	345	453	798	29	1973	05/17		25
Columbia, SC	—	411	812	—	—	411	812	1,223	44	2007	05/17		30
Lexington, SC	—	536	1,237	—	—	536	1,237	1,773	67	2001	05/17		30
Orangeburg, SC	—	327	445	—	—	327	445	772	24	2005	05/17		30
West Columbia, SC	—	486	1,546	—	—	486	1,546	2,032	84	2008	05/17		30
Pooler, GA	—	764	—	1,303	—	764	1,303	2,067	28	2017	08/17	(m)	40

Tire Kingdom:
Sanford, FL	—	1,157	1,887	—	—	1,157	1,887	3,044	66	2006	12/17		30

TitleMax:
Geneva, IL	—	473	436	—	—	484	375	859	166	1996	12/01		40
Mobile, AL	—	491	498	—	—	491	498	989	212	1997	12/01		40
Dallas, TX	—	1,554	1,229	46	—	1,554	1,275	2,829	426	1982	06/05		40
Aiken, SC	—	442	646	—	—	442	646	1,088	223	1989	08/08		30
Anniston, AL	—	160	453	—	—	160	453	613	118	2008	08/08		40
Berkeley, MO	—	237	282	—	—	237	282	519	146	1961	08/08		20
Cheraw, SC	—	88	330	—	—	88	330	418	137	1976	08/08		25
Columbia, SC	—	212	319	—	—	212	319	531	110	1987	08/08		30
Dalton, GA	—	178	347	—	—	178	347	525	144	1972	08/08		25
Darlington, SC	—	47	267	—	—	47	267	314	111	1973	08/08		25
Fairfield, AL	—	133	178	—	—	133	178	311	74	1974	08/08		25
Gadsden, AL	—	250	389	—	—	250	389	639	101	2007	08/08		40
Hueytown, AL (n)	—	135	93	—	—	135	93	228	93	1948	08/08		10
Jonesboro, GA	—	675	292	—	—	675	292	967	121	1970	08/08		25
Lawrenceville, GA	—	370	332	—	—	370	332	702	115	1986	08/08		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Lewisburg, TN	—	70	298	—	—	70	298	368	88	1998	08/08	35
Macon, GA	—	103	290	—	—	103	290	393	150	1967	08/08	20
Marietta, GA	—	285	278	—	—	285	278	563	144	1967	08/08	20
Memphis, TN	—	226	444	—	—	226	444	670	154	1986	08/08	30
Memphis, TN	—	111	237	—	—	111	237	348	82	1981	08/08	30
Montgomery, AL	—	96	233	—	—	96	233	329	97	1970	08/08	25
Nashville, TN	—	268	276	—	—	268	276	544	115	1978	08/08	25
Nashville, TN	—	256	301	—	—	256	301	557	104	1982	08/08	30
Norcross, GA	—	599	350	—	—	599	350	949	145	1975	08/08	25
Pulaski, TN	—	109	361	—	—	109	361	470	125	1986	08/08	30
Riverdale, GA	—	877	400	—	—	877	400	1,277	166	1978	08/08	25
Springfield, MO	—	220	400	—	—	220	400	620	166	1979	08/08	25
Springfield, MO	—	125	230	—	—	125	230	355	96	1979	08/08	25
St. Louis, MO	—	134	398	—	—	134	398	532	118	1993	08/08	35
St. Louis, MO	—	244	288	—	—	244	288	532	119	1971	08/08	25
Sylacauga, AL	—	94	191	—	—	94	191	285	66	1986	08/08	30
Taylors, SC	—	299	372	—	—	299	372	671	110	1999	08/08	35
Bay Minette, AL	—	51	113	—	—	51	113	164	36	1980	01/11	25
N. Richland Hills, TX	—	132	132	—	—	132	132	264	52	1976	01/11	20
Petersburg, VA	—	139	366	—	—	139	366	505	144	1979	02/11	20
Savannah, GA	—	231	361	—	—	231	361	592	141	1972	03/11	20
Fort Worth, TX	—	131	312	—	—	119	312	431	97	1985	03/11	25
Hoover, AL	—	378	546	—	—	378	546	924	170	1970	03/11	25
Eufaula, AL	—	61	360	—	—	61	360	421	106	1980	08/11	25
Kansas City, MO	—	69	129	—	—	69	129	198	47	1920	08/11	20
Arnold, MO	—	321	120	—	—	321	120	441	43	1960	10/11	20
Bristol, VA	—	199	517	—	—	199	517	716	124	2001	10/11	30
Fairview Heights, IL	—	93	185	—	—	93	185	278	53	1979	10/11	25
Florissant, MO	—	143	153	—	—	143	153	296	44	1974	10/11	25
Greenville, SC (n)	—	602	612	—	—	602	612	1,214	176	2008	10/11	25
Jonesboro, GA	—	301	683	—	—	301	683	984	141	2007	10/11	35
Olive Branch, MS	—	121	312	—	—	121	312	433	90	1978	10/11	25
Sugar Creek, MO	—	202	181	—	—	202	181	383	52	1978	10/11	25
Roanoke, VA	—	158	207	—	—	158	207	365	66	1950	08/12	20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Fredericksburg, VA	—	228	555	—	—	228	555	783	140	1989	09/12		25
Florissant, MO	—	119	288	—	—	119	288	407	70	1970	12/12		25
Savannah, GA	—	259	359	—	—	259	359	618	58	2012	05/13		35
South Boston, VA	—	163	133	—	—	163	133	296	37	1980	05/13		20
O'Fallon, MO	—	75	261	—	—	75	261	336	54	1981	11/13		25
Crest Hill, IL	—	92	323	—	—	92	323	415	61	1963	03/15		20
St. Louis, MO	—	76	237	—	—	76	237	313	45	1953	03/15		20

Tony's Tires:
Montgomery, AL	—	593	1,187	43	—	593	1,229	1,822	397	1998	08/06		40

TopGolf:
Chesterfield, MO	—	4,577	—	22,429	—	4,705	22,429	27,134	210	2018	06/17	(m)	(k)
Tucson, AZ	—	3,591	—	17,733	—	3,591	17,733	21,324	462	2017	07/17	(m)	(k)
Glendale, AZ	—	5,721	—	19,883	—	5,721	19,883	25,604	145	2018	02/18	(m)	(k)

Tutor Time:
Elk Grove, CA	—	1,216	2,786	9	—	1,216	2,750	3,966	661	2009	09/08		40

Twenty Seven Truck Stop:
Lake Placid, FL	—	2,532	1,157	491	—	2,532	1,648	4,180	611	1990	12/05		40

Twin Peaks:
Beaumont, TX	—	439	1,363	365	—	864	1,490	2,354	592	2000	12/01	(g)	40
Olathe, KS	—	525	731	—	—	525	731	1,256	173	2005	09/10		35

ULTA Salon, Cosmetics and Fragrance:
Florissant, MO	—	423	499	1,444	—	425	1,942	2,367	480	1996	04/03	(g)	40
Lapeer, MI	—	408	2,086	594	—	408	2,625	3,033	623	2007	10/05		40

Ultra Car Wash:
Mobile, AL	—	1,071	1,086	—	—	1,071	1,086	2,157	309	2005	08/07		40
Lilburn, GA	—	1,396	1,119	—	—	1,396	1,119	2,515	297	2004	05/08		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Uni-Mart:
East Brady, PA	—	269	583	—	—	269	583	852	390	1987	08/05	20
Pleasant Gap, PA	—	332	593	—	—	332	593	925	396	1996	08/05	20
Port Vue, PA	—	824	118	—	—	824	118	942	79	1953	08/05	20
Punxsutawney, PA	—	253	542	—	—	253	542	795	362	1983	08/05	20
Shamokin, PA	—	324	506	—	—	324	506	830	339	1956	08/05	20
Shippensburg, PA	—	204	330	—	—	204	330	534	221	1989	08/05	20
Wilkes-Barre, PA	—	178	471	—	—	178	471	649	315	1989	08/05	20
Wilkes-Barre, PA	—	171	422	—	—	171	422	593	283	1999	08/05	20
Williamsport, PA	—	909	122	—	—	909	122	1,031	82	1950	08/05	20
Ashland, PA	—	355	545	—	—	355	545	900	362	1977	09/05	20
Mountaintop, PA	—	423	616	—	—	423	616	1,039	410	1987	09/05	20
Effort, PA	—	1,297	1,202	—	—	1,297	1,202	2,499	389	2000	01/06	40
McSherrystown, PA	—	135	365	—	—	135	365	500	118	1988	01/06	40
Milesburg, PA	—	134	373	—	—	134	373	507	121	1987	01/06	40
Nuangola, PA	—	1,062	1,203	—	—	1,062	1,195	2,257	389	2000	01/06	40
Punxsutawney, PA	—	294	650	—	—	294	650	944	211	1983	01/06	40

United Rentals:
Carrollton, TX	—	478	535	—	—	478	535	1,013	188	1981	12/04	40
Cedar Park, TX (n)	—	535	829	—	—	535	829	1,364	291	1990	12/04	40
Clearwater, FL (n)	—	1,173	1,811	—	—	1,173	1,811	2,984	636	2001	12/04	40
Fort Collins, CO (n)	—	2,057	978	—	—	2,057	978	3,035	343	1975	12/04	40
Irving, TX	—	708	911	—	—	708	911	1,619	320	1984	12/04	40
La Porte, TX	—	1,115	2,125	—	—	1,115	2,125	3,240	746	2000	12/04	40
Littleton, CO	—	1,743	1,944	—	—	1,733	1,944	3,677	682	2002	12/04	40
Oklahoma City, OK	—	744	1,265	—	—	744	1,265	2,009	444	1997	12/04	40
Perrysburg, OH (n)	—	642	1,119	—	—	642	1,119	1,761	393	1979	12/04	40
Plano, TX	—	1,030	1,148	—	—	1,030	1,148	2,178	403	1996	12/04	40
Temple, TX (n)	—	1,160	1,360	—	—	1,160	1,360	2,520	478	1998	12/04	40
Fort Worth, TX	—	510	1,128	—	—	510	1,128	1,638	394	1997	01/05	40
Fort Worth, TX	—	1,428	—	—	—	1,428	(i)	1,428	(i)	(i)	01/05	(i)
Melbourne, FL	—	747	607	—	—	747	607	1,354	207	1970	05/05	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
University of Phoenix:
Glen Allen, VA	—	2,177	2,600	670	—	2,177	3,270	5,447	1,693	1995	06/95		40

Urban Air:
Beaumont, TX	—	941	1,618	2,352	—	941	3,970	4,911	941	1992	03/99	(k)	40

Urban Tandoor, Indian Wine & Dine:
Colorado Springs, CO	—	321	377	—	—	321	377	698	232	1984	09/06		20

Vacant Land:
Bonita Springs, FL	—	112	—	—	—	25	(e)	25	(e)	(e)	09/06		(e)
Bakersfield, CA	—	3,303	3,845	—	—	1,826	(e)	1,826	(e)	(e)	03/08		(e)

Vacant Property:
Orlando, FL	—	820	2,441	125	—	820	2,566	3,386	1,538	1992	05/93		40
Corpus Christi, TX	—	125	137	229	—	125	366	491	106	1967	11/93		40
Baton Rouge, LA	—	609	914	—	—	609	914	1,523	525	1995	12/95	(m)	40
Arlington, TX	—	753	3,980	576	—	753	4,557	5,310	2,442	1996	06/96		38
Arlington, TX	—	831	2,612	—	—	831	2,612	3,443	1,470	1996	06/96		40
Sacramento, CA	—	1,144	2,961	—	—	1,144	2,961	4,105	1,629	1996	12/96		40
Huntington, WV	—	1,254	761	—	—	1,254	761	2,015	416	1971	02/97		40
Redding, CA	—	667	2,182	—	—	667	2,182	2,849	1,175	1997	06/97		40
Kelso, WA	—	868	—	1,806	—	868	1,806	2,674	946	1998	09/97	(g)	40
Arlington, TX	—	2,079	—	1,397	—	2,079	1,397	3,476	711	1998	11/97	(g)	40
Riverdale, GA	—	1,089	1,707	—	—	1,089	1,707	2,796	898	1997	12/97		40
Houston, TX	—	2,311	1,628	3,239	—	2,583	4,597	7,180	951	1976	03/99	(g)	40
Bay City, MI	—	647	634	—	—	647	634	1,281	270	1997	12/01		40
Colonial Heights, VA	—	662	610	—	—	662	610	1,272	260	1997	12/01		40
Columbus, TX	—	428	817	—	—	428	817	1,245	348	1997	12/01		40
Eden Prairie, MN	—	65	181	81	—	65	261	326	109	1997	12/01		40
Gresham, OR	—	817	108	28	—	817	136	953	52	1993	12/01		40
Homewood, AL	—	1,032	697	—	—	1,032	697	1,729	297	1997	12/01		40
Swansea, IL	—	46	132	—	—	46	132	178	85	1997	12/01		40
Thornton, CO	—	599	1,019	—	—	599	1,019	1,618	434	1998	12/01		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Valrico, FL	—	1,235	3,255	—	—	814	1,111	1,925	197	1997	06/02		12
Columbus, GA	—	1,023	1,875	—	—	1,023	1,875	2,898	725	1984	07/03		40
Florence, AL	—	1,034	—	4,857	—	851	4,857	5,708	687	2012	06/04	(m)	40
Buford, GA	—	751	1,979	336	—	751	2,315	3,066	773	2003	07/04	(g)	40
Orlando, FL	—	428	1,345	—	—	428	1,345	1,773	469	2003	01/05		40
Monticello, NY	—	664	769	—	—	664	426	1,090	241	1996	03/05		40
Chandler, AZ	—	729	644	—	—	729	644	1,373	436	1984	06/05		20
Kane, PA	—	478	592	—	—	356	—	356	—	1984	08/05		20
Ridgway, PA	—	382	259	—	—	382	259	641	173	1975	08/05		20
Lafayette, LA	—	603	1,149	30	—	603	1,179	1,782	381	1999	12/05		40
Houston, TX	—	112	509	302	—	112	811	923	206	1995	08/06		40
Colorado Springs, CO	—	585	390	—	—	585	390	975	240	1978	09/06		20
Pompano Beach, FL	—	436	394	—	—	436	394	830	242	1976	09/06		20
Pueblo, CO	—	475	302	—	—	475	302	777	185	1980	09/06		20
Aurora, CO	—	5,076	13,874	5,663	—	5,041	19,537	24,578	5,285	1986	04/07		40
Cincinnati, OH	—	312	898	—	—	312	898	1,210	251	2002	08/10		30
Matteson, IL	—	384	2,089	—	—	384	2,089	2,473	762	1992	09/11		20
Gastonia, NC	—	1,825	—	6,101	—	1,825	6,101	7,926	1,169	1998	10/11	(m)	35
Avon, IN	—	1,302	—	4,178	—	1,302	4,178	5,480	675	2012	12/11	(m)	40
Austin, TX	—	2,291	1,770	4,999	—	2,291	6,769	9,060	1,239	1996	12/11		35
Lincolnshire, IL	—	862	1,574	—	—	862	1,574	2,436	438	1999	01/12		25
Knoxville, TN	—	1,500	5,571	—	—	1,500	5,571	7,071	1,168	1996	09/12		30
Fargo, ND	—	335	2,747	—	—	335	2,747	3,082	474	2008	12/12		35
Sioux Falls, SD	—	207	1,490	—	—	207	1,490	1,697	300	1985	12/12		30
Chestertown, MD	—	856	290	—	—	856	290	1,146	290	1974	06/13		5
Clearwater, FL	—	433	530	—	—	433	530	963	196	1983	06/13		15
Gulf Breeze, FL	—	1,021	1,382	—	—	1,021	1,382	2,403	766	1960	06/13		10
Inverness, FL	—	471	755	—	—	471	755	1,226	279	1984	06/13		15
Lake Placid, FL	—	289	1,402	—	—	289	1,402	1,691	259	1988	06/13		30
Spotsylvania, VA	—	1,398	1,158	—	—	1,398	1,158	2,556	183	1964	06/13		35
Tamarac, FL	—	966	1,115	—	—	966	1,115	2,081	618	1972	06/13		10
Warner Robins, GA	—	905	1,276	—	—	905	1,276	2,181	707	1973	06/13		10
Omaha, NE	—	664	1,778	—	—	664	1,778	2,442	396	1995	07/14		20
Mansfield, TX	—	808	—	508	—	808	508	1,316	42	2015	06/15	(m)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Parma, OH	—	688	2,767	—	—	688	2,767	3,455	490	1980	06/15		25
El Reno, OK	—	517	—	605	—	517	605	1,122	25	2017	03/17	(m)	40

Value City Furniture:
White Marsh, MD	—	3,762	—	3,006	—	3,762	3,006	6,768	1,563	1998	10/97	(g)	40

VCA Animal Hospital:
Mission, KS	—	891	3,758	—	—	852	3,758	4,610	851	2000	03/12		30

Verizon Wireless:
Anderson, SC (n)	—	38	—	—	—	38	—	38	(e)	(i)	07/14		(e)
Bristol, VA	—	175	512	—	—	175	512	687	91	2000	07/14		25
Amherst, NY	—	230	175	403	—	230	578	808	59	1977	02/15		20
North Olmsted, OH	—	324	1,015	—	—	324	1,015	1,339	60	1983	08/16		40

Vitamin Shoppe, The:
Cincinnati, OH	—	297	443	385	—	312	813	1,125	331	1999	06/98		40

Walgreens:
Altamonte Springs, FL	—	1,137	2,053	—	—	1,137	(i)	1,137	—	(i)	01/96		(i)
Douglasville, GA	—	413	995	—	—	413	995	1,408	570	1996	01/96		40
Conyers, GA	—	575	999	64	—	575	1,063	1,638	542	1997	06/97		40
Warner Robins, GA	—	707	—	1,227	—	707	1,227	1,934	612	1999	03/98	(g)	40
Orange Beach, AL	—	1,410	1,996	—	—	1,410	1,996	3,406	850	2000	12/01		40
Sunrise, FL (n)	—	1,958	1,401	—	—	1,958	1,401	3,359	547	1994	05/03		40
Albany, NY	—	25	867	—	—	25	867	892	310	1994	09/04		40
Saratoga Springs, NY	—	762	591	4,956	—	2,364	3,396	5,760	124	2017	09/04	(o)	(k)
Tulsa, OK	—	1,193	3,056	—	—	1,193	3,056	4,249	1,034	2003	06/05		40
Boise, ID	—	792	1,875	—	—	792	1,875	2,667	550	2000	03/10		30
Nampa, ID	—	1,062	2,253	—	—	1,062	2,253	3,315	660	2000	03/10		30
Pueblo, CO	—	899	3,313	—	—	899	3,313	4,212	778	2000	12/11		30
Rapid City, SD	—	1,387	2,957	—	—	1,387	2,957	4,344	588	2000	01/12		35
Hamilton, OH	—	731	2,879	—	—	731	2,879	3,610	668	2000	01/12		30
Durham, NC	—	1,553	2,621	—	—	1,553	2,621	4,174	288	1999	09/15		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Waterford Nails & Spa:
Orlando, FL	—	40	111	—	—	40	111	151	42	2001	02/04	40

Wawa:
Clearwater, FL	—	1,184	2,526	44	—	1,476	(i)	1,476	(i)	(i)	05/93	(i)

Wehrenberg Theater:
Cedar Rapids, IA	—	1,567	8,433	—	—	1,567	8,433	10,000	1,572	2011	07/11	40

Wenco HQ:
Ashland, OH	—	245	1,109	—	—	245	1,109	1,354	25	2014	03/18	35

Wendy's:
Sacramento, CA	—	586	—	—	—	586	(i)	586	(i)	(i)	02/98	(i)
New Kensington, PA	—	501	333	—	—	501	333	834	142	1980	12/01	40
Orland Park, IL	—	562	556	—	—	562	377	939	162	1995	12/01	40
Boerne, TX (n)	—	456	679	—	—	456	679	1,135	164	1986	12/12	25
Brownsburg, IN (n)	—	242	1,483	—	—	242	1,483	1,725	358	1984	12/12	25
Converse, TX (n)	—	301	554	—	—	301	554	855	96	2007	12/12	35
Everett, WA (n)	—	339	1,018	—	—	339	1,018	1,357	205	2000	12/12	30
Everett, WA (n)	—	486	437	—	—	486	437	923	106	1979	12/12	25
Fishers, IN (n)	—	544	514	—	—	510	514	1,024	104	2000	12/12	30
Fishers, IN (n)	—	766	717	—	—	766	717	1,483	144	1990	12/12	30
Henderson, NV (n)	—	398	1,028	—	—	398	1,028	1,426	207	1991	12/12	30
Henderson, NV (n)	—	370	311	—	—	370	311	681	75	1988	12/12	25
Indianapolis, IN (n)	—	320	602	—	—	320	602	922	121	1998	12/12	30
Indianapolis, IN (n)	—	417	1,318	—	—	417	1,318	1,735	265	1991	12/12	30
Indianapolis, IN (n)	—	87	1,009	—	—	87	1,009	1,096	244	1973	12/12	25
Indianapolis, IN (n)	—	281	1,018	—	—	281	1,018	1,299	205	1996	12/12	30
Indianapolis, IN (n)	—	320	1,086	—	—	320	1,086	1,406	219	1993	12/12	30
Indianapolis, IN (n)	—	252	1,454	—	—	252	1,454	1,706	293	1999	12/12	30
Indianapolis, IN (n)	—	271	1,221	—	—	271	1,221	1,492	295	1974	12/12	25
Indianapolis, IN (n)	—	213	1,444	—	—	213	1,444	1,657	249	2003	12/12	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Las Vegas, NV (n)	—	360	253	—	—	360	253	613	61	1980	12/12	25
Las Vegas, NV (n)	—	368	1,018	—	—	368	1,018	1,386	205	2001	12/12	30
Las Vegas, NV (n)	—	533	1,424	—	—	533	1,424	1,957	287	2001	12/12	30
Lynnwood, WA (n)	—	571	1,695	—	—	571	1,695	2,266	410	1978	12/12	25
N. Las Vegas, NV (n)	—	310	1,463	—	—	310	1,463	1,773	253	2001	12/12	35
Noblesville, IN (n)	—	582	979	—	—	582	979	1,561	197	1998	12/12	30
Port Orchard, WA (n)	—	784	1,540	—	—	784	1,540	2,324	310	1996	12/12	30
Poulsbo, WA	—	620	901	—	—	620	901	1,521	136	2012	12/12	40
San Antonio, TX (n)	—	931	223	—	—	931	223	1,154	45	1993	12/12	30
San Antonio, TX (n)	—	242	1,067	—	—	242	1,067	1,309	258	1977	12/12	25
San Antonio, TX (n)	—	688	727	—	—	688	727	1,415	146	1993	12/12	30
San Antonio, TX (n)	—	370	272	—	—	370	272	642	55	1993	12/12	30
San Antonio, TX (n)	—	553	892	—	—	303	892	1,195	216	1986	12/12	25
Lexington Park, MD	—	327	773	—	—	327	773	1,100	115	1982	07/14	30
Alcoa, TN	—	587	547	—	—	587	547	1,134	106	1977	02/15	20
Lincoln Park, MI	—	326	435	—	—	326	435	761	67	1988	02/15	25
North Canton, OH	—	121	852	—	—	121	852	973	110	1986	02/15	30
Roanoke, VA	—	172	672	—	—	172	672	844	130	1983	02/15	20
Ashland, OH	—	353	2,635	—	—	353	2,635	2,988	70	1993	03/18	30
Ashland, OH	—	265	2,479	—	—	265	2,479	2,744	56	2013	03/18	35
Bellevue, OH	—	176	1,765	—	—	176	1,765	1,941	56	1985	03/18	25
Bluffton, OH	—	98	1,090	—	—	98	1,090	1,188	29	2012	03/18	30
Bucyrus, OH	—	88	2,234	—	—	88	2,234	2,322	71	1984	03/18	25
Millersburg, OH	—	226	1,559	—	—	226	1,559	1,785	41	2002	03/18	30
New Bremen, OH	—	59	1,697	—	—	59	1,697	1,756	54	1988	03/18	25
Norwalk, OH	—	157	3,173	—	—	157	3,173	3,330	72	2014	03/18	35
Ottawa, OH	—	69	1,599	—	—	69	1,599	1,668	42	1998	03/18	30
Parma, OH	—	363	805	—	—	363	805	1,168	26	1983	03/18	25
Shelby, OH	—	59	1,882	—	—	59	1,882	1,941	60	1989	03/18	25
Upper Sandusky, OH	—	167	2,205	—	—	167	2,205	2,372	58	1993	03/18	30
Willard, OH	—	108	1,560	—	—	108	1,560	1,668	41	1995	03/18	30
Wooster, OH	—	255	2,273	—	—	255	2,273	2,528	72	1979	03/18	25
Wooster, OH	—	323	2,791	—	—	323	2,791	3,114	74	1994	03/18	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Whataburger:
Albuquerque, NM	—	624	419	—	—	624	419	1,043	179	1995	12/01	40

Wherehouse Music:
Independence, MO	—	503	1,209	—	—	503	1,209	1,712	394	1994	12/05	40

Winn-Dixie:
Seffner, FL	—	322	1,222	—	—	322	1,222	1,544	464	1983	03/99	40

Ziebart:
Maplewood, MN	—	308	311	—	—	308	311	619	108	1990	02/05	40
Middleburg Heights, OH	—	199	148	—	—	199	148	347	52	1961	02/05	40

Leasehold Interests:
Oklahoma City, OK	—	(l)	1,419	—	—	(l)	355	355	139	1997	06/97	5
Oklahoma City, OK	—	(l)	3,275	—	—	(l)	3,275	3,275	661	2016	01/16	15
	$12,404	$2,359,001	$4,466,050	$1,078,594	$—	$2,374,005	$5,481,109	$7,855,114	$1,009,374

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:
CVS:
Warr Acres, OK	$—	(l)	$1,365	$—	$—	(l)	(c)	(c)	(c)	1997	06/97	(c)

Denny's:
Stockton, CA	—	940	509	—	—	(d)	(d)	(d)	(d)	1982	09/06	(d)

Food 4 Less:
Chula Vista, CA	—	—	4,266	—	—	—	(c)	(c)	(c)	1995	11/98	(c)

Jared Jewelers:
Toledo, OH	—	(l)	1458	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Lewisville, TX	—	(l)	1,503	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Glendale, AZ	—	(l)	1,599	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)

Rite Aid:
Kennett Square, PA	—	(l)	—	1,984	—	(l)	(c)	(c)	(c)	2000	12/00	(c)

Sunshine Energy:
Altamont, KS	—	124	142	—	—	(d)	(d)	(d)	(d)	1979	07/09	(d)

Walgreens:
Arlington, VA	—	(l)	3,201	—	—	(l)	(c)	(c)	(c)	2000	02/02	(c)
	$—	$1,064	$14,043	$1,984	$—	$—	$—	$—	$—

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Sale the Company has Invested in:
Amazing Jake's:
Plano, TX	$—	$5,705	$17,049	$18	$—	$5,706	$6,639	$12,345	$5,098	1982	07/08	(h)	35

Chipotle:
Hadley, MA	—	45	—	—	—	632	—	632	(e)	(e)	02/08		0

Gander Outdoors:
Eau Claire, WI	—	2,263	8,418	662	—	2,263	5,258	7,521	1,799	2008	07/11	(h)	35

Vacant Land:
Hadley, MA	—	2,824	—	—	—	5	—	5	(e)	(e)	02/08		0
	$—	$10,837	$25,467	$680		$8,606	$11,897	$20,503	$6,897

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2018
(dollars in thousands)

(a)	Transactions in real estate and accumulated depreciation during 2018, 2017, and 2016 are summarized as follows:

	2018	2017	2016
Land, buildings, and leasehold interests:
Balance at the beginning of year	$7,314,132	$6,647,597	$5,913,547
Acquisitions, completed construction and tenant improvements	706,903	744,577	833,764
Disposition of land, buildings, and leasehold interests	(109,590)	(73,089)	(91,818)
Provision for loss on impairment of real estate	(27,812)	(4,953)	(7,896)
Balance at the close of year	$7,883,633	$7,314,132	$6,647,597
Accumulated depreciation and amortization:
Balance at the beginning of year	$881,121	$742,467	$624,607
Disposition of land, buildings, and leasehold interests	(28,076)	(14,035)	(16,286)
Depreciation and amortization expense	163,226	152,689	134,146
Balance at the close of year	$1,016,271	$881,121	$742,467

As of December 31, 2018, 2017, and 2016, the detailed real estate schedule excludes work in progress of $8,017, $41,920 and $24,057, respectively, which is included in the above reconciliation.

(b)
As of December 31, 2018, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 2018, the aggregate cost of the properties owned by NNN that are under operating leases were $7,764,828 and financing leases were $2,703.

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

(g)	Date acquired represents acquisition date of land. NNN developed the buildings, generally completing construction within 12 months from the acquisition date of the land.

(h)	As of December 31, 2018, this property has been classified as held for sale. Accumulated depreciation and amortization were recorded prior to this reclassification.

(i)	NNN owns only the land for this property, which is subject to a ground lease between NNN and the tenant. The tenant funded the improvements on the property.

(j)	Property is encumbered as a part of NNN's $15,151 long-term, fixed rate mortgage and security agreement, net of premium.

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