Form 10-Q
period 2019-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2019-05-01
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
OR
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
162,679,012 shares of common stock, $0.01 par value, outstanding as of April 29, 2019.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$6,900,747	$6,844,018
Accounted for using the direct financing method	7,219	8,069
Real estate held for sale	21,397	23,345
Cash and cash equivalents	80,521	114,267
Receivables, net of allowance of $1,039 and $2,273, respectively	2,910	3,797
Accrued rental income, net of allowance of $1,842	28,120	25,387
Debt costs, net of accumulated amortization of $14,482 and $14,118, respectively	3,757	4,081
Other assets	92,317	80,474
Total assets	$7,136,988	$7,103,438
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, including unamortized premium and net of unamortized debt costs	$12,536	$12,694
Notes payable, net of unamortized discount and unamortized debt costs	2,839,678	2,838,701
Accrued interest payable	47,456	19,519
Other liabilities	84,431	77,919
Total liabilities	2,984,101	2,948,833

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 161,978,308 and 161,503,585 shares issued and outstanding, respectively	1,620	1,616
Capital in excess of par value	3,957,835	3,950,055
Accumulated deficit	(432,845)	(424,225)
Accumulated other comprehensive income (loss)	(6,588)	(5,696)
Total stockholders’ equity of NNN	4,152,522	4,154,250
Noncontrolling interests	365	355
Total equity	4,152,887	4,154,605
Total liabilities and equity	$7,136,988	$7,103,438
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2019	2018
Revenues:
Lease income	$163,026	$—
Rental income from operating leases	—	147,829
Earned income from direct financing leases	—	230
Percentage rent	—	546
Real estate expense reimbursement from tenants	—	4,158
Interest and other income from real estate transactions	686	73
	163,712	152,836
Operating expenses:
General and administrative	9,521	8,697
Real estate	7,093	5,862
Depreciation and amortization	46,180	44,498
Impairment losses – real estate, net of recoveries	3,245	2,248
Retirement severance costs	—	261
	66,039	61,566
Gain on disposition of real estate	10,445	38,596
Earnings from operations	108,118	129,866
Other expenses (revenues):
Interest and other income	(1,924)	(25)
Interest expense	29,957	26,602
Leasing transaction costs	52	—
	28,085	26,577
Net earnings	80,033	103,289
Earnings attributable to noncontrolling interests	(10)	(9)
Net earnings attributable to NNN	80,023	103,280
Series E preferred stock dividends	(4,097)	(4,097)
Series F preferred stock dividends	(4,485)	(4,485)
Net earnings attributable to common stockholders	$71,441	$94,698
Net earnings per share of common stock:
Basic	$0.44	$0.62
Diluted	$0.44	$0.62
Weighted average number of common shares outstanding:
Basic	161,105,315	153,041,056
Diluted	161,614,074	153,393,383
Other comprehensive income:
Net earnings attributable to NNN	$80,023	$103,280
Amortization of interest rate hedges	323	525
Fair value of forward starting swaps	—	(2,164)
Net gain (loss) – available-for-sale securities	(1,215)	(132)
Comprehensive income attributable to NNN	$79,131	$101,509

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY Quarter Ended March 31, 2018 (dollars in thousands, except per share data)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2017	$287,500	$345,000	$1,537	$3,599,475	$(379,181)	$(13,738)	$3,840,593	$317	$3,840,910
Net earnings	—	—	—	—	103,280	—	103,280	9	103,289
Dividends declared and paid:
$0.356250 per depositary share of Series E preferred stock	—	—	—	—	(4,097)	—	(4,097)	—	(4,097)
$0.32500 per depositary share of Series F preferred stock	—	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.475 per share of common stock	—	—	1	1,544	(72,733)	—	(71,188)	—	(71,188)
Issuance of common stock:
9,597 shares – director compensation and other	—	—	—	296	—	—	296	—	296
2,537 shares – stock purchase plan	—	—	—	98	—	—	98	—	98
Issuance of 222,684 shares of restricted common stock	—	—	2	(91)	—	—	(89)	—	(89)
Stock issuance costs	—	—		(306)	—	—	(306)	—	(306)
Amortization of deferred compensation	—	—	—	1,849	—	—	1,849	—	1,849
Amortization of interest rate hedges	—	—	—	—	—	525	525	—	525
Fair value of forward starting swaps	—	—	—	—	—	(2,164)	(2,164)	—	(2,164)
Valuation adjustments – available-for-sale securities	—	—	—	—	—	(132)	(132)	—	(132)
Balances at March 31, 2018	$287,500	$345,000	$1,540	$3,602,865	$(357,216)	$(15,509)	$3,864,180	$326	$3,864,506

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY Quarter Ended March 31, 2019 (dollars in thousands, except per share data)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2018	$287,500	$345,000	$1,616	$3,950,055	$(424,225)	$(5,696)	$4,154,250	$355	$4,154,605
Net earnings	—	—	—	—	80,023	—	80,023	10	80,033
Dividends declared and paid:
$0.356250 per depositary share of Series E preferred stock	—	—	—	—	(4,097)	—	(4,097)	—	(4,097)
$0.32500 per depositary share of Series F preferred stock	—	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.50 per share of common stock	—	—	1	5,159	(80,566)	—	(75,406)	—	(75,406)
Issuance of common stock:
8,007 shares – director compensation and other	—	—	—	322	—	—	322	—	322
2,324 shares – stock purchase plan	—	—	—	119	—	—	119	—	119
Issuance of 259,650 shares of restricted common stock	—	—	3	(3)	—	—	—	—	—
Stock issuance costs	—	—	—	(42)	—	—	(42)	—	(42)
Amortization of deferred compensation	—	—	—	2,225	—	—	2,225	—	2,225
Amortization of interest rate hedges	—	—	—	—	—	323	323	—	323
Valuation adjustments – available-for-sale securities	—	—	—	—	—	116	116	—	116
Realized gain – available-for-sale securities	—	—	—	—	—	(1,331)	(1,331)	—	(1,331)
Other	—	—	—	—	505	—	505	—	505
Balances at March 31, 2019	$287,500	$345,000	$1,620	$3,957,835	$(432,845)	$(6,588)	$4,152,522	$365	$4,152,887

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$80,033	$103,289
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,180	44,498
Impairment losses – real estate, net of recoveries	3,245	2,248
Amortization of notes payable discount	425	458
Amortization of debt costs	920	888
Amortization of mortgages payable premium	(21)	(21)
Amortization of interest rate hedges	323	525
Gain on disposition of real estate	(10,445)	(38,596)
Performance incentive plan expense	2,787	2,275
Performance incentive plan payment	(775)	(432)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in real estate leased to others using the direct financing method	172	228
Decrease in receivables	887	125
Increase in accrued rental income	(747)	(998)
Decrease (increase) in other assets	(12)	414
Increase in accrued interest payable	27,937	16,068
Decrease in other liabilities	(7,315)	(1,082)
Other	(218)	110
Net cash provided by operating activities	143,376	129,997
Cash flows from investing activities:
Proceeds from the disposition of real estate	16,909	71,627
Additions to real estate:
Accounted for using the operating method	(112,130)	(174,986)
Other	2,191	207
Net cash used in investing activities	(93,030)	(103,152)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2019	2018
Cash flows from financing activities:
Proceeds from line of credit payable	$—	$491,000
Repayment of line of credit payable	—	(435,100)
Repayment of mortgages payable	(141)	(134)
Payment of debt issuance costs	(40)	(38)
Proceeds from issuance of common stock	5,279	1,554
Stock issuance costs	(42)	(174)
Payment of Series E preferred stock dividends	(4,097)	(4,097)
Payment of Series F preferred stock dividends	(4,485)	(4,485)
Payment of common stock dividends	(80,566)	(72,733)
Net cash used in financing activities	(84,092)	(24,207)
Net increase (decrease) in cash, cash equivalents and restricted cash	(33,746)	2,638
Cash, cash equivalents and restricted cash at beginning of period(1)	114,267	1,364
Cash, cash equivalents and restricted cash at end of period(1)	$80,521	$4,002
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$499	$9,512
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in other comprehensive income	$892	$1,171
Right-of-use assets recorded in connection with lease liabilities	$7,735	$—
Mortgage receivable accepted in connection with real estate transactions	$3,100	$—
  (1) Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN had no restricted cash and cash held in escrow at March 31, 2019 and 2018.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

March 31, 2019
Property Portfolio:
Total properties	2,984
Gross leasable area (square feet)	30,698,000
States	48
Weighted average remaining lease term (years)	11.4

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2019, may not be indicative of the results that may be expected for the year ending December 31, 2019. Amounts as of December 31, 2018 included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2018.
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $126,000 and $828,000 in capitalized interest during the development period for the quarter ended March 31, 2019 and 2018, respectively.
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
Intangible assets and liabilities consisted of the following as of (dollars in thousands):

	March 31, 2019	December 31, 2018
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,456	$15,175
Less: accumulated amortization	(9,404)	(9,239)
Above-market in-place leases, net	$6,052	$5,936

In-place leases	$109,558	$104,871
Less: accumulated amortization	(61,344)	(60,797)
In-place leases, net	$48,214	$44,074

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$41,395	$41,554
Less: accumulated amortization	(25,357)	(25,258)
Below-market in-place leases, net	$16,038	$16,296

The amounts amortized as a net increase to rental income for above-market and below-market leases for the quarter ended March 31, 2019 and 2018, were $228,000 and $698,000, respectively. The value of in-place leases amortized to expense for the quarter ended March 31, 2019 and 2018, were $2,244,000 and $3,146,000, respectively.
Lease Accounting – In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," ("ASC 842"), effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued final guidance that requires lessees to record a right-of-use ("ROU") asset and lease liability on its balance sheets but recognize expenses in the income statement in a manner similar to previous accounting. The guidance also eliminated certain real estate-specific provisions and changed the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modified the classification criteria and the accounting for sales-type and direct financing leases.
Effective January 1, 2019, NNN adopted the lease guidance using the modified retrospective approach in which the cumulative effect of applying the new standard was recognized at the date of initial application with a positive adjustment to NNN’s opening balance of accumulated deficit. The modified retrospective approach provides a method for recording existing leases upon adoption which in comparative periods approximates the results of a full retrospective approach. NNN elected the package of practical expedients permitted under the transition guidance (which included: (i) an entity need not reassess whether any expired or existing contracts are or contain leases, (ii) an entity need not reassess the lease classification for any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases), the land easement practical expedient to carry forward existing accounting treatment on existing land easements, and the lease and non-lease component combined practical expedient.
NNN estimates the collectibility of its accounts receivable related to rents, expense reimbursements and other revenues. NNN analyzes accounts receivable and historical bad debt levels, tenant credit-worthiness and current economic trends when evaluating the probable collection. At the point NNN deems the collection of lease payments not probable, a bad debt is recognized for any outstanding receivable and any related accrued rent and, subsequently, any lease revenue is only recognized when cash receipts are received.
Adoption of the new standard resulted in the recording of ROU assets and operating lease liabilities of approximately $7,735,000 and $10,155,000 respectively, as of January 1, 2019, additional disclosure is included in Note 3. The condensed consolidated financial statements for the quarter ended March 31, 2019 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with NNN's historical accounting policy. ASC 842 did not materially impact NNN’s financial position, or results of operations and had no impact on cash flows.
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
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 as of March 31, 2019 and December 31, 2018, are included in mortgages payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $77,000 and $73,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $26,932,000, as of March 31, 2019 and December 31, 2018, respectively, are included in notes payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $7,256,000 and $6,705,000, respectively.
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended March 31,
	2019	2018
Basic and Diluted Earnings:
Net earnings attributable to NNN	$80,023	$103,280
Less: Series E preferred stock dividends	(4,097)	(4,097)
Less: Series F preferred stock dividends	(4,485)	(4,485)
Net earnings available to NNN’s common stockholders	71,441	94,698
Less: Earnings allocated to unvested restricted shares	(116)	(147)
Net earnings used in basic and diluted earnings per share	$71,325	$94,551

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	161,785,877	153,678,913
Less: Unvested restricted stock	(232,795)	(237,617)
Less: Unvested contingent restricted shares	(447,767)	(400,240)
Weighted average number of shares outstanding used in basic earnings per share	161,105,315	153,041,056
Other dilutive securities	508,759	352,327
Weighted average number of shares outstanding used in diluted earnings per share	161,614,074	153,393,383

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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gain or Loss on Cash Flow Hedges (1)		Gains and Losses on Available-for-Sale Securities		Total
Beginning balance, December 31, 2018	$(6,911)		$1,215		$(5,696)

Other comprehensive income	—		116		116
Reclassifications from accumulated other comprehensive income to net earnings	323	(2)	(1,331)	(3)	(1,008)
Net current period other comprehensive income (loss)	323		(1,215)		(892)
Ending balance, March 31, 2019	$(6,588)		$—		$(6,588)
(1) Additional disclosure is included in Note 5 – Derivatives.
(2) Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income.
(3) Recorded in interest and other income on the Condensed Consolidated Statements of Income and Comprehensive Income.
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
Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2019 presentation.

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

March 31, 2019
Lease classification:
Operating	2,986
Direct financing	7
Building portion – direct financing/land portion – operating	1
Weighted average remaining lease term (years)	11.4

The following is a summary of the general structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. Generally, the Property leases provide for initial terms of 10 to 20 years. The Properties are generally leased under net leases, pursuant to which the tenant typically bears responsibility for substantially all property costs and expenses associated with ongoing maintenance, repair, replacement and operation of the property, including utilities, property taxes and property and liability insurance. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses of the Property. NNN's leases provide for annual base rental payments (generally payable in monthly installments), and generally provide for limited increases in rent as a result of (i) increases in the Consumer Price Index ("CPI"), (ii) fixed increases, or, to a lesser extent, (iii) increases in the tenant’s sales volume.
Generally, NNN's leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions provided under the initial lease term, including rent increases. NNN’s lease term is based on the non-cancellable base term unless economic incentives make it reasonably certain that an option period to extend the lease will be exercised, in which event NNN includes the options. Some of the leases also provide that in the event NNN wishes to sell the Property subject to that lease, NNN first must offer the lessee the right to purchase the Property on the same terms and conditions as any offer which NNN intends to accept for the sale of the Property.
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	March 31, 2019	December 31, 2018
Land and improvements(1)	$2,386,548	$2,368,635
Buildings and improvements	5,535,000	5,469,460
Leasehold interests	3,630	3,630
	7,925,178	7,841,725
Less accumulated depreciation and amortization	(1,043,855)	(1,005,724)
	6,881,323	6,836,001
Work in progress for buildings and improvements	19,424	8,017
	$6,900,747	$6,844,018

(1) Includes $10,846 and $5,571 in land for Properties under construction at March 31, 2019 and December 31, 2018, respectively.
NNN recognized the following revenues in lease income for the quarter ended March 31, 2019 (dollars in thousands):

Rental income from operating leases	$158,398
Earned income from direct financing leases	213
Percentage rent	422
Real estate expense reimbursement from tenants	3,993
$163,026

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the quarter ended March 31, 2019 and 2018, NNN recognized $630,000 and $872,000, respectively, of such income, net of reserves. At March 31, 2019 and December 31, 2018, the balance of accrued rental income was $28,120,000 and $25,387,000, respectively, net of allowance of $1,842,000, respectively.
The following is a schedule of undiscounted cash flows to be received on noncancellable operating leases as of March 31, 2019 (dollars in thousands):

2019	$470,392
2020	617,630
2021	599,143
2022	569,341
2023	541,303
Thereafter	4,422,859
$7,220,668

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents undiscounted cash flows due during the current lease terms. In addition, this table does not include amounts for potential variable rent increases that are based on the Consumer Price Index ("CPI") or future contingent rents which may be received on the leases based on a percentage of the tenant’s sales volume.
Real Estate Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases as of (dollars in thousands):

	March 31, 2019	December 31, 2018
Minimum lease payments to be received	$10,609	$10,899
Estimated unguaranteed residual values	3,632	4,395
Less unearned income	(7,022)	(7,225)
Net investment in direct financing leases	$7,219	$8,069

The following is a schedule of undiscounted cash flows to be received on direct financing leases held for investment as of March 31, 2019 (dollars in thousands):

2019	$1,109
2020	1,045
2021	920
2022	897
2023	895
Thereafter	5,743
$10,609

The table above does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or contingent rental payments that may become due in future periods (see Real Estate Portfolio – Accounted for Using the Operating Method).

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant and Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of March 31, 2019 and December 31, 2018, NNN had seven of its Properties categorized as held for sale, respectively. Real estate held for sale consisted of the following as of (dollars in thousands):

	March 31, 2019	December 31, 2018
Land and improvements	$13,982	$13,976
Building and improvements	34,166	34,166
	48,148	48,142
Less accumulated depreciation and amortization	(10,608)	(10,547)
Less impairment	(16,143)	(14,250)
	$21,397	$23,345

Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended March 31,
	2019		2018
	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	17	$10,445	15	$38,596

Real Estate – Commitments
NNN has committed to fund construction on 26 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of March 31, 2019, are outlined in the table below (dollars in thousands):

Total commitment(1)	$58,616
Less amount funded	30,270
Remaining commitment	$28,346
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $3,245,000 and $2,248,000 for the quarter ended March 31, 2019 and 2018, respectively.

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

Note 3 – Right-Of-Use Assets and Operating Lease Liabilities:

NNN is a lessee for three ground lease arrangements and for its headquarters office lease. NNN recognized an ROU asset (recorded in other assets on the Condensed Consolidated Balance Sheets) and an operating lease liability (recorded in other liabilities on the Condensed Consolidated Balance Sheets) for the present value of the minimum lease payments. ROU assets represent NNN’s right to use an underlying asset for the lease term and lease liabilities represent NNN’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. NNN’s lease term is based on the non-cancellable base term unless economic incentives make it reasonably certain that an option period to extend the lease will be exercised, in which event NNN includes the options.

NNN estimates an incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of the lease payments. NNN gives consideration to the Company's debt issuances, as well as, publicly available data for secured instruments with similar characteristics when calculating its incremental borrowing rates. A 50 basis point increase or decrease in the estimate of the incremental borrowing rate at January 1, 2019 (the date of adoption of ASC 842) would not have a material impact on NNN’s financial position. NNN will reevaluate its incremental borrowing rate on an annual basis.
NNN's lease agreements do not contain any residual value guarantees.

As of March 31, 2019, NNN has recorded the following (dollars in thousands):

	Ground Leases	Headquarters Office Lease
Operating lease – ROU assets(1)	$4,190	$3,367
Operating lease – lease liabilities	(5,898)	(4,063)

Weighted average remaining lease term (years)	15.2	6.0
Weighted average discount rate	4.1%	3.5%

(1)	ROU assets are shown net of accrued lease payments of $1,708 and $696, respectively.
The following is a schedule of the undiscounted cash flows to be paid as of March 31, 2019 (dollars in thousands):

	Ground Leases	Headquarters Office Lease
2019	$364	$572
2020	511	773
2021	520	788
2022	530	804
2023	530	821
Thereafter	5,794	1,047
	$8,249	$4,805

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
Dividend Reinvestment and Stock Purchase Plan – In February 2018, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 10,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended March 31,
	2019	2018
Shares of common stock	101,180	44,659
Net proceeds	$5,279	$1,491

At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM program:

2018 ATM
Established date	February 2018
Termination date	February 2021
Total allowable shares	12,000,000
Total shares issued as of March 31, 2019	7,378,163

There were no common stock issuances pursuant to NNN's ATM equity program for the quarter ended March 31, 2019 and 2018, respectively.
Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2019	2018
Series E preferred stock(1):
Dividends	$4,097	$4,097
Per depositary share	0.356250	0.356250

Series F preferred stock(2):
Dividends	4,485	4,485
Per depositary share	0.325000	0.325000

Common stock:
Dividends	80,566	72,733
Per share	0.500	0.475

(1) The 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock") has no maturity date and will remain outstanding unless redeemed by NNN. As of May 2018, the Series E Preferred Stock is redeemable by NNN.
(2) The 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock") has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
In April 2019, NNN declared a dividend of $0.500 per share, which is payable in May 2019 to its common stockholders of record as of April 30, 2019.

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
For derivatives designated as cash flow hedges, the change in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings.
NNN discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, the derivative is re-

designated as a hedging instrument or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
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
As of March 31, 2019, $6,588,000 remained in other comprehensive income related to NNN’s previously terminated interest rate hedges. During the quarter ended March 31, 2019 and 2018, NNN reclassified out of other comprehensive income $323,000 and $525,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $1,317,000 will be reclassified as an increase in interest expense from these terminated derivatives. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at March 31, 2019.

Note 6 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at March 31, 2019 and December 31, 2018, approximate fair value based upon current market prices of comparable instruments (Level 3). At March 31, 2019 and December 31, 2018, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $2,914,825,000 and $2,813,583,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 7 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after March 31, 2019, the date of the condensed consolidated balance sheet. There were no reportable subsequent events or transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2018. The terms “NNN” and the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries.

Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These statements generally are characterized by the use of terms such as "believe," "expect," "intend," "may," "estimated" or similar words or expressions. Forward-looking statements are not historical facts or guarantees of future performance and are subject to known and unknown risks. Certain factors that could cause actual results or events to differ materially from those NNN anticipates or projects include, but are not limited to, the following:

•	Financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general;

•	NNN may be unable to obtain debt or equity capital on favorable terms, if at all;

•	Changes in established interest rate index could have an adverse affect on NNN's results of operations;

•	Loss of rent from tenants would reduce NNN's cash flow;

•	A significant portion of the source of the Property Portfolio annual base rent is concentrated in specific industry classifications, tenants and geographic locations;

•	Owning real estate and indirect interests in real estate carries inherent risks;

•	NNN's real estate investments are illiquid;

•	Costs of complying with changes in governmental laws and regulations may adversely affect NNN's results of operations;

•	NNN may be subject to known or unknown environmental liabilities and hazardous materials on Properties owned by NNN;

•	NNN may not be able to successfully execute its acquisition or development strategies;

•	NNN may not be able to dispose of properties consistent with its operating strategy;

•	NNN may suffer a loss in the event of a default of or bankruptcy of a tenant or a borrower;

•	Certain provisions of NNN's leases or loan agreements may be unenforceable;

•	Property ownership through joint ventures and partnerships could limit NNN's control of those investments;

•	Competition from numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede NNN's ability to grow;

•	NNN's loss of key management personnel could adversely affect performance and the value of its securities;

•	Uninsured losses may adversely affect NNN's operating results and asset values;

•	Acts of violence, terrorist attacks or war may affect the markets in which NNN operates and NNN's results of operations;

•	Vacant properties or bankrupt tenants could adversely affect NNN's business or financial condition;

•	The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN's business and financial condition;

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

Additional information related to these risks and uncertainties are included in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2018, and may cause NNN's actual future results to differ materially from expected results. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. NNN undertakes no obligation to update or revise such forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN's assets are primarily real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio", or individually a "Property").
As of March 31, 2019, NNN owned 2,984 Properties, with an aggregate gross leasable area of approximately 30,698,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.4 years. Approximately 98 percent of the Properties were leased as of March 31, 2019.
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
NNN evaluates the creditworthiness of its current and prospective tenants. This evaluation may include reviewing available financial statements, store level financial performance, press releases, public credit ratings from major credit rating agencies, industry news publications and financial market data (debt and equity pricing). NNN may also evaluate the business and operations of its tenants, including past payment history and periodically meeting with senior management of certain tenants.
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

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	March 31, 2019	December 31, 2018	March 31, 2018
Properties Owned:
Number	2,984	2,969	2,800
Total gross leasable area (square feet)	30,698,000	30,487,000	29,116,000
Properties:
Leased and unimproved land	2,931	2,917	2,777
Percent of Properties – leased and unimproved land	98%	98%	99%
Weighted average remaining lease term (years)	11.4	11.5	11.4
Total gross leasable area (square feet) – leased	29,618,000	29,439,000	28,752,000

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	March 31, 2019	December 31, 2018	March 31, 2018
1.	Convenience stores	17.8%	18.0%	17.9%
2.	Restaurants – full service	11.3%	11.4%	12.0%
3.	Restaurants – limited service	9.0%	8.9%	8.0%
4.	Automotive service	8.9%	8.6%	7.6%
5.	Family entertainment centers	7.1%	7.1%	6.4%
6.	Health and fitness	5.5%	5.6%	5.6%
7.	Theaters	4.9%	5.0%	4.8%
8.	Recreational vehicle dealers, parts and accessories	3.5%	3.4%	3.1%
9.	Automotive parts	3.4%	3.4%	3.6%
10.	Home improvement	2.4%	2.2%	1.7%
	Other	26.2%	26.4%	29.3%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2019	2018
Acquisitions:
Number of Properties	33	52
Gross leasable area (square feet)	434,000	400,000
Initial cash yield	7.0%	6.7%
Total dollars invested(1)	$116,952	$177,013
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2019	2018
Number of properties	17	15
Gross leasable area (square feet)	180,000	280,000
Net sales proceeds	$19,389	$71,605
Gain	$10,445	$38,596

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter ended March 31, 2019, total revenues increased, as compared to the same period in 2018, primarily due to the increase in income from Property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in revenues will continue to come from additional Property acquisitions and increases in rents pursuant to existing lease terms.
The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended March 31,
				Percent Increase (Decrease)	Percent of Total
	2019	2018			2019	2018
Rental income from operating leases	$158,398	$147,829		7.1%	96.8%	96.7%
Earned income from direct financing leases	213	230		(7.4%)	0.1%	0.1%
Percentage rent	422	546		(22.7%)	0.3%	0.4%
Real estate expense reimbursement from tenants	3,993	4,158		(4.0%)	2.4%	2.7%
Lease income(1)	163,026		(2)		99.6%
Interest and other income from real estate transactions	686	73		839.7%	0.4%	0.1%
Total revenues	$163,712	$152,836		7.1%	100.0%	100.0%

(1)
The condensed consolidated financial statements for the quarter ended March 31, 2019 are presented under the new accounting standard, ASU 2016-02, "Leases (Topic 842)," (“ASC 842”), while comparative periods presented are not adjusted and continue to be reported in accordance with NNN's historical accounting policy.  For the quarter ended March 31, 2019, lease revenues are included in lease income on the Condensed Consolidated Statements of Income and Comprehensive Income.

(2)	Lease income for the quarter ended March 31, 2018 would have been $152,763.
Quarter Ended March 31, 2019 versus Quarter Ended March 31, 2018
Rental Income From Operating Leases. Rental income from operating leases increased in amount but remained flat as a percent of the total revenues for the quarter ended March 31, 2019, as compared to the same period in 2018. The increase for the quarter ended March 31, 2019, is primarily due to a partial year of rental income received as a result of the acquisition of 33 properties with aggregate gross leasable area of approximately 434,000 square feet during 2019 and a full year of rental income received as a result of the acquisition of 265 properties with a gross leasable area of approximately 2,167,000 square feet in 2018.

Analysis of Expenses
General.  Operating expenses increased for the quarter ended March 31, 2019, as compared to the same period in 2018, primarily due to an increase in depreciation expense and real estate expenses. The following table summarizes NNN’s expenses (dollars in thousands):

	Quarter Ended March 31,		Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues
	2019	2018		2019	2018	2019	2018
General and administrative	$9,521	$8,697	9.5%	14.4%	14.1%	5.8%	5.7%
Real estate	7,093	5,862	21.0%	10.8%	9.5%	4.3%	3.8%
Depreciation and amortization	46,180	44,498	3.8%	69.9%	72.3%	28.2%	29.1%
Impairment losses – real estate, net of recoveries	3,245	2,248	44.4%	4.9%	3.7%	2.0%	1.5%
Retirement severance costs	—	261	(100.0%)	—	0.4%	—	0.2%
Total operating expenses	$66,039	$61,566	7.3%	100.0%	100.0%	40.3%	40.3%

Interest and other income	$(1,924)	$(25)	7,596.0%	(6.9%)	(0.1%)	(1.2%)	(0.1%)
Interest expense	29,957	26,602	12.6%	106.7%	100.1%	18.3%	17.5%
Leasing transaction costs	52	—	N/C (1)	0.2%	—	—	—
Total other expenses	$28,085	$26,577	5.7%	100.0%	100.0%	17.1%	17.4%
(1) Not calculable ("N/C")
Quarter Ended March 31, 2019 versus Quarter Ended March 31, 2018
General and Administrative.   General and administrative expenses increased in amount, as a percentage of total operating expenses and as a percentage of revenues for the quarter ended March 31, 2019, as compared to the same period in 2018. The increase in general and administrative expenses for the quarter ended March 31, 2019, is primarily attributable to an increase in compensation costs.
Real Estate.   Real estate expenses increased in amount, as a percentage of total operating expenses and as a percentage of revenues for the quarter ended March 31, 2019, as compared to the same period in 2018. The increase is primarily attributable to expenses from certain properties that became vacant during the quarter ended March 31, 2019, and during the year ended December 31, 2018.
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount, but decreased as a percentage of total operating expenses and as a percentage of revenues for the quarter ended March 31, 2019, as compared to the same period in 2018. The increase in expenses is primarily due to the acquisition of 33 properties with an aggregate gross leasable area of approximately 434,000 square feet in 2019 and 265 properties with an aggregate gross leasable area of approximately 2,167,000 square feet during 2018.
Impairment Losses – real estate, net of recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN recognized real estate impairments, net of recoveries of $3,245,000 and $2,248,000 for the quarters ended March 31, 2019 and 2018, respectively.
Interest and Other Income. Interest and other income increased in amount, as a percentage of total operating expenses and as a percentage of revenues for the quarter ended March 31, 2019, as compared to the same period in 2018. The increase is primarily due to the gain of $1,331,000 on sale of equity investments and $560,000 in interest income on cash balances.

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

Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. The table below summarizes NNN’s cash flows (dollars in thousands):

	Quarter Ended March 31,
	2019	2018
Cash and cash equivalents:
Provided by operating activities	$143,376	$129,997
Used in investing activities	(93,030)	(103,152)
Used in financing activities	(84,092)	(24,207)
Increase (decrease)	(33,746)	2,638
Net cash at beginning of period	114,267	1,364
Net cash at end of period	$80,521	$4,002

Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the quarter ended March 31, 2019 and 2018, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the quarter ended March 31, 2019, included the following significant transactions:

•	$5,279,000 in net proceeds from the issuance of 101,180 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$4,097,000 in dividends paid to holders of the depositary shares of NNN’s 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock"),

•	$4,485,000 in dividends paid to holders of the depositary shares of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"), and

•	$80,566,000 in dividends paid to common stockholders.
Contractual Obligations and Commercial Commitments. The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of March 31, 2019. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of March 31, 2019.

	Expected Maturity Date (dollars in thousands)
	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt(1)	$2,887,263	$426	$596	$630	$325,664	$359,947	$2,200,000
Long-term debt – interest(2)	1,076,054	84,295	112,365	112,331	109,724	91,308	566,031
Headquarters office lease	4,805	572	773	788	804	821	1,047
Ground leases	8,249	364	511	520	530	530	5,794
Total contractual cash obligations	$3,976,371	$85,657	$114,245	$114,269	$436,722	$452,606	$2,772,872

(1)	Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and note costs.

(2)	Interest calculation based on stated rate of the principal amount.

In addition to the contractual obligations outlined above, NNN has committed to fund construction on 26 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at March 31, 2019, are outlined in the table below (dollars in thousands):

Total commitment(1)	$58,616
Less amount funded	30,270
Remaining commitment	$28,346
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
As of March 31, 2019, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2018. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of March 31, 2019, NNN owned 53 vacant, un-leased Properties which accounted for less than two percent of total Properties held in the Property Portfolio. Additionally, as of March 31, 2019, less than one percent of the Property Portfolio is leased to one tenant that filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, this tenant has the right to reject or affirm their leases with NNN.
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2019	2018
Series E Preferred Stock(1):
Dividends	$4,097	$4,097
Per depositary share	0.356250	0.356250

Series F Preferred Stock(2):
Dividends	4,485	4,485
Per depositary share	0.325000	0.325000

Common stock:
Dividends	80,566	72,733
Per share	0.500	0.475
(1) The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. As of May 2018, the Series E Preferred Stock is redeemable by NNN.
(2) The Series F Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
In April 2019, NNN declared a dividend of $0.500 per share which is payable in May 2019 to its common stockholders of record as of April 30, 2019.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	March 31, 2019	Percentage of Total	December 31, 2018	Percentage of Total
Mortgages payable	$12,536	0.4%	$12,694	0.4%
Notes payable	2,839,678	99.6%	2,838,701	99.6%
Total outstanding debt	$2,852,214	100.0%	$2,851,395	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $900,000,000 unsecured revolving Credit Facility had no weighted average outstanding balance and no weighted average interest rate during the quarter ended March 31, 2019. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility currently bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,600,000,000, subject to lender approval. As of March 31, 2019, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility.

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
Information related to NNN's publicly held debt and equity securities is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2018.
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

	Quarter Ended March 31,
	2019	2018
Shares of common stock	101,180	44,659
Net proceeds	$5,279	$1,491
At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM program:

2018 ATM
Established date	February 2018
Termination date	February 2021
Total allowable shares	12,000,000
Total shares issued as of March 31, 2019	7,378,163
There were no common stock issuances pursuant to NNN's ATM equity program for the quarter ended March 31, 2019 and 2018, respectively.

Recent Accounting Pronouncements

Refer to Note 1 to the March 31, 2019, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of March 31, 2019, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of March 31, 2019 and December 31, 2018. The table presents principal payments and related interest rates by year for debt obligations outstanding as of March 31, 2019. NNN had no outstanding balance on its variable rate Credit Facility as of March 31, 2019 and December 31, 2018, respectively, and had no other outstanding variable rate debt as of March 31, 2019. The table incorporates only those debt obligations that existed as of March 31, 2019, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2019	$490	5.23%	$—	—
2020	682	5.23%	—	—
2021	716	5.23%	—	—
2022	750	5.23%	323,031	3.99%
2023	9,968	5.23%	348,846	3.39%
Thereafter	—	—	2,187,477	4.06%	(3)
Total	$12,606	5.23%	$2,859,354	3.97%
Fair Value:
March 31, 2019	$12,606		$2,914,825
December 31, 2018	$12,768		$2,813,583
(1) NNN's mortgages payable represent principal payments by year and include unamortized premiums and exclude debt costs.
(2) Includes NNN’s notes payable, each exclude debt costs and are net of unamortized discounts. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.
(3) Weighted average effective interest rate for periods after 2023.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of March 31, 2019, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. NNN adopted the new lease accounting guidance in ASU 2016-02 "Leases (Topic 842)" on January 1, 2019. The implementation of the new lease accounting standard included additions to NNN's internal controls, policies and procedures. There have been no other changes in NNN's internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN's risk factors disclosed in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Mine Safety Disclosures. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

     The following exhibits are filed as a part of this report.

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2019, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 1st day of May, 2019.

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2019, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.