Form 10-Q
period 2019-06-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2019-08-01
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 001-11290
NATIONAL RETAIL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	56-1431377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
450 South Orange Avenue, Suite 900
Orlando, Florida 32801
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (407) 265-7348
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	NNN	New York Stock Exchange
5.700% Series E Preferred Stock, $0.01 par value	NNN/PE	New York Stock Exchange
5.200% Series F Preferred Stock, $0.01 par value	NNN/PF	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
163,513,941 shares of common stock, $0.01 par value, outstanding as of July 30, 2019.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$7,110,598	$6,851,216
Accounted for using the direct financing method	7,052	8,069
Real estate held for sale	288	16,147
Cash and cash equivalents	2,209	114,267
Receivables, net of allowance of $506 and $2,273, respectively	2,507	3,797
Accrued rental income, net of allowance of $1,842	28,198	25,387
Debt costs, net of accumulated amortization of $14,846 and $14,118, respectively	3,468	4,081
Other assets	98,481	80,474
Total assets	$7,252,801	$7,103,438
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$63,200	$—
Mortgages payable, including unamortized premium and net of unamortized debt costs	12,379	12,694
Notes payable, net of unamortized discount and unamortized debt costs	2,840,674	2,838,701
Accrued interest payable	17,984	19,519
Other liabilities	96,113	77,919
Total liabilities	3,030,350	2,948,833

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 163,513,474 and 161,503,585 shares issued and outstanding, respectively	1,636	1,616
Capital in excess of par value	4,042,318	3,950,055
Accumulated deficit	(443,822)	(424,225)
Accumulated other comprehensive income (loss)	(10,183)	(5,696)
Total stockholders’ equity of NNN	4,222,449	4,154,250
Noncontrolling interests	2	355
Total equity	4,222,451	4,154,605
Total liabilities and equity	$7,252,801	$7,103,438
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$164,596	$155,153	$327,622	$307,915
Interest and other income from real estate transactions	196	365	882	438
	164,792	155,518	328,504	308,353
Operating expenses:
General and administrative	9,276	8,741	18,798	17,437
Real estate	6,600	5,828	13,692	11,690
Depreciation and amortization	46,241	43,304	92,421	87,802
Impairment losses – real estate, net of recoveries	7,187	3,835	10,432	6,083
Retirement severance costs	—	260	—	521
	69,304	61,968	135,343	123,533
Gain on disposition of real estate	13,002	4,106	23,447	42,702
Earnings from operations	108,490	97,656	216,608	227,522
Other expenses (revenues):
Interest and other income	(487)	(37)	(2,411)	(63)
Interest expense	29,811	27,110	59,768	53,712
Leasing transaction costs	75	—	127	—
	29,399	27,073	57,484	53,649
Net earnings	79,091	70,583	159,124	173,873
Earnings attributable to noncontrolling interests	(413)	(10)	(423)	(19)
Net earnings attributable to NNN	78,678	70,573	158,701	173,854
Series E preferred stock dividends	(4,096)	(4,096)	(8,194)	(8,194)
Series F preferred stock dividends	(4,485)	(4,485)	(8,970)	(8,970)
Net earnings attributable to common stockholders	$70,097	$61,992	$141,537	$156,690
Net earnings per share of common stock:
Basic	$0.43	$0.40	$0.87	$1.02
Diluted	$0.43	$0.40	$0.87	$1.02
Weighted average number of common shares outstanding:
Basic	161,893,442	153,810,692	161,501,555	153,428,365
Diluted	162,351,901	154,203,938	161,995,334	153,840,219
Other comprehensive income:
Net earnings attributable to NNN	$78,678	$70,573	$158,701	$173,854
Amortization of interest rate hedges	325	531	648	1,056
Fair value of forward starting swaps	(3,920)	3,259	(3,920)	1,095
Valuation adjustments – available-for-sale securities	—	184	116	52
Realized gain – available-for-sale securities	—	—	(1,331)	—
Comprehensive income attributable to NNN	$75,083	$74,547	$154,214	$176,057

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY Quarter Ended June 30, 2019 (dollars in thousands, except per share data)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at March 31, 2019	$287,500	$345,000	$1,620	$3,957,835	$(432,845)	$(6,588)	$4,152,522	$365	$4,152,887
Net earnings	—	—	—	—	78,678	—	78,678	413	79,091
Dividends declared and paid:
$0.356250 per depositary share of Series E preferred stock	—	—	—	—	(4,096)	—	(4,096)	—	(4,096)
$0.32500 per depositary share of Series F preferred stock	—	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.50 per share of common stock	—	—	1	1,790	(81,074)	—	(79,283)	—	(79,283)
Issuance of common stock:
6,962 shares – director compensation	—	—	—	321	—	—	321	—	321
1,832 shares – stock purchase plan	—	—	—	97	—	—	97	—	97
1,495,548 shares – ATM equity program	—	—	15	80,797	—	—	80,812	—	80,812
Stock issuance costs	—	—		(724)	—	—	(724)	—	(724)
Amortization of deferred compensation	—	—	—	2,202	—	—	2,202	—	2,202
Amortization of interest rate hedges	—	—	—	—	—	325	325	—	325
Fair value of forward starting swaps	—	—	—	—	—	(3,920)	(3,920)	—	(3,920)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(776)	(776)
Balances at June 30, 2019	$287,500	$345,000	$1,636	$4,042,318	$(443,822)	$(10,183)	$4,222,449	$2	$4,222,451

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY Quarter Ended June 30, 2018 (dollars in thousands, except per share data)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at March 31, 2018	$287,500	$345,000	$1,540	$3,602,865	$(357,216)	$(15,509)	$3,864,180	$326	$3,864,506
Net earnings	—	—	—	—	70,573	—	70,573	10	70,583
Dividends declared and paid:
$0.356250 per depositary share of Series E preferred stock	—	—	—	—	(4,096)	—	(4,096)	—	(4,096)
$0.32500 per depositary share of Series F preferred stock	—	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.475 per share of common stock	—	—	1	3,830	(72,850)	—	(69,019)	—	(69,019)
Issuance of common stock:
13,036 shares – director compensation	—	—	—	422	—	—	422	—	422
2,969 shares – stock purchase plan	—	—	—	119	—	—	119	—	119
3,037,464 shares – ATM equity program	—	—	30	126,655	—	—	126,685	—	126,685
Stock issuance costs	—	—	—	(1,448)	—	—	(1,448)	—	(1,448)
Amortization of deferred compensation	—	—	—	1,870	—	—	1,870	—	1,870
Amortization of interest rate hedges	—	—	—	—	—	531	531	—	531
Fair value of forward starting swaps	—	—	—	—	—	3,259	3,259	—	3,259
Valuation adjustments – available-for-sale securities	—	—	—	—	—	184	184	—	184
Balances at June 30, 2018	$287,500	$345,000	$1,571	$3,734,313	$(368,074)	$(11,535)	$3,988,775	$336	$3,989,111

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY Six Months Ended June 30, 2019 (dollars in thousands, except per share data)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2018	$287,500	$345,000	$1,616	$3,950,055	$(424,225)	$(5,696)	$4,154,250	$355	$4,154,605
Net earnings	—	—	—	—	158,701	—	158,701	423	159,124
Dividends declared and paid:
$0.712500 per depositary share of Series E preferred stock	—	—	—	—	(8,194)	—	(8,194)	—	(8,194)
$0.650000 per depositary share of Series F preferred stock	—	—	—	—	(8,970)	—	(8,970)	—	(8,970)
$1.000 per share of common stock	—	—	2	6,949	(161,639)	—	(154,688)	—	(154,688)
Issuance of common stock:
14,969 shares – director compensation	—	—	—	643	—	—	643	—	643
4,156 shares – stock purchase plan	—	—	—	216	—	—	216	—	216
1,495,548 shares – ATM equity program	—	—	15	80,797	—	—	80,812	—	80,812
Issuance of 259,650 shares of restricted common stock	—	—	3	(3)	—	—	—	—	—
Stock issuance costs	—	—	—	(766)	—	—	(766)	—	(766)
Amortization of deferred compensation	—	—	—	4,427	—	—	4,427	—	4,427
Amortization of interest rate hedges	—	—	—	—	—	648	648	—	648
Fair value of forward starting swaps	—	—	—	—	—	(3,920)	(3,920)	—	(3,920)
Valuation adjustments – available-for-sale securities	—	—	—	—	—	116	116	—	116
Realized gain – available-for-sale securities	—	—	—	—	—	(1,331)	(1,331)	—	(1,331)
Other	—	—	—	—	505	—	505	—	505
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(776)	(776)
Balances at June 30, 2019	$287,500	$345,000	$1,636	$4,042,318	$(443,822)	$(10,183)	$4,222,449	$2	$4,222,451

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY Six Months Ended June 30, 2018 (dollars in thousands, except per share data)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2017	$287,500	$345,000	$1,537	$3,599,475	$(379,181)	$(13,738)	$3,840,593	$317	$3,840,910
Net earnings	—	—	—	—	173,854	—	173,854	19	173,873
Dividends declared and paid:
$0.712500 per depositary share of Series E preferred stock	—	—	—	—	(8,194)	—	(8,194)	—	(8,194)
$0.650000 per depositary share of Series F preferred stock	—	—	—	—	(8,970)	—	(8,970)	—	(8,970)
$0.950 per share of common stock	—	—	2	5,374	(145,583)	—	(140,207)	—	(140,207)
Issuance of common stock:
22,633 shares – director compensation	—	—	—	718	—	—	718	—	718
5,506 shares – stock purchase plan	—	—	—	217	—	—	217	—	217
3,037,464 shares – ATM equity program	—	—	30	126,655	—	—	126,685	—	126,685
Issuance of 222,684 shares of restricted common stock	—	—	2	(91)	—	—	(89)	—	(89)
Stock issuance costs	—	—	—	(1,754)	—	—	(1,754)	—	(1,754)
Amortization of deferred compensation	—	—	—	3,719	—	—	3,719	—	3,719
Amortization of interest rate hedges	—	—	—	—	—	1,056	1,056	—	1,056
Fair value of forward starting swaps	—	—	—	—	—	1,095	1,095	—	1,095
Valuation adjustments – available-for-sale securities	—	—	—	—	—	52	52	—	52
Balances at June 30, 2018	$287,500	$345,000	$1,571	$3,734,313	$(368,074)	$(11,535)	$3,988,775	$336	$3,989,111

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$159,124	$173,873
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92,421	87,802
Impairment losses – real estate, net of recoveries	10,432	6,083
Amortization of notes payable discount	859	922
Amortization of debt costs	1,851	1,781
Amortization of mortgages payable premium	(43)	(43)
Amortization of interest rate hedges	648	1,056
Gain on disposition of real estate	(23,447)	(42,702)
Performance incentive plan expense	5,580	4,843
Performance incentive plan payment	(775)	(432)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in real estate leased to others using the direct financing method	338	462
Decrease in receivables	1,290	1,229
Increase in accrued rental income	(1,160)	(930)
Increase in other assets	(1,227)	(894)
Decrease in accrued interest payable	(1,535)	(910)
Decrease in other liabilities	(8,847)	(3,944)
Other	(168)	35
Net cash provided by operating activities	235,341	228,231
Cash flows from investing activities:
Proceeds from the disposition of real estate	59,026	83,711
Additions to real estate:
Accounted for using the operating method	(378,713)	(325,069)
Other	1,851	122
Net cash used in investing activities	(317,836)	(241,236)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Proceeds from line of credit payable	$202,000	$1,167,500
Repayment of line of credit payable	(138,800)	(1,121,300)
Repayment of mortgages payable	(281)	(266)
Payment of debt issuance costs	(115)	(112)
Proceeds from issuance of common stock	87,978	132,191
Stock issuance costs	(766)	(1,740)
Payment of Series E preferred stock dividends	(8,194)	(8,194)
Payment of Series F preferred stock dividends	(8,970)	(8,970)
Payment of common stock dividends	(161,639)	(145,583)
Noncontrolling interest distributions	(776)	—
Net cash provided by (used in) financing activities	(29,563)	13,526
Net increase (decrease) in cash, cash equivalents and restricted cash	(112,058)	521
Cash, cash equivalents and restricted cash at beginning of period(1)	114,267	1,364
Cash, cash equivalents and restricted cash at end of period(1)	$2,209	$1,885
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$58,459	$52,810
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in other comprehensive income	$4,487	$(2,203)
Right-of-use assets recorded in connection with lease liabilities	$8,224	$—
Mortgage receivable accepted in connection with real estate transactions	$3,100	$—
  (1) Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN had no restricted cash and cash held in escrow at June 30, 2019 and 2018.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

June 30, 2019
Property Portfolio:
Total properties	3,043
Gross leasable area (square feet)	32,053,000
States	48
Weighted average remaining lease term (years)	11.4

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2019, may not be indicative of the results that may be expected for the year ending December 31, 2019. Amounts as of December 31, 2018 included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2018.
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $471,000 and $1,904,000 in capitalized interest during the development period for the six months ended June 30, 2019 and 2018, respectively, of which $345,000 and $1,076,000 was recorded during the quarters ended June 30, 2019 and 2018, respectively.
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
Intangible assets and liabilities consisted of the following as of (dollars in thousands):

	June 30, 2019	December 31, 2018
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,717	$15,175
Less: accumulated amortization	(9,604)	(9,239)
Above-market in-place leases, net	$6,113	$5,936

In-place leases	$115,642	$104,871
Less: accumulated amortization	(62,400)	(60,797)
In-place leases, net	$53,242	$44,074

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$41,737	$41,554
Less: accumulated amortization	(25,595)	(25,258)
Below-market in-place leases, net	$16,142	$16,296

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the six months ended June 30, 2019 and 2018, were $401,000 and $2,115,000, respectively, of which $173,000 and $1,417,000 were recorded for the quarters ended June 30, 2019 and 2018, respectively. The value of in-place leases amortized to expense for the six months ended June 30, 2019 and 2018, were $4,042,000 and $5,516,000, respectively, of which $1,798,000 and $2,370,000 were recorded for the quarters ended June 30, 2019 and 2018, respectively.
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
Adoption of the new standard resulted in the recording of ROU assets and operating lease liabilities of approximately $7,735,000 and $10,155,000 respectively, as of January 1, 2019. Additional disclosures are included in Note 3 – Right-Of-Use-Assets and Operating Lease Liabilities. The condensed consolidated financial statements for the quarter and six months ended June 30, 2019 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with NNN's historical accounting policy. ASC 842 did not materially impact NNN’s financial position or results of operations and had no impact on cash flows.
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
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 as of June 30, 2019 and December 31, 2018, are included in mortgages payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $81,000 and $73,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $26,932,000, as of June 30, 2019 and December 31, 2018, respectively, are included in notes payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $7,819,000 and $6,705,000, respectively.
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic and Diluted Earnings:
Net earnings attributable to NNN	$78,678	$70,573	$158,701	$173,854
Less: Series E preferred stock dividends	(4,096)	(4,096)	(8,194)	(8,194)
Less: Series F preferred stock dividends	(4,485)	(4,485)	(8,970)	(8,970)
Net earnings available to NNN’s common stockholders	70,097	61,992	141,537	156,690
Less: Earnings allocated to unvested restricted shares	(134)	(141)	(249)	(273)
Net earnings used in basic and diluted earnings per share	$69,963	$61,851	$141,288	$156,417

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	162,697,005	154,593,456	162,243,958	154,138,711
Less: Unvested restricted stock	(265,981)	(295,444)	(249,480)	(266,690)
Less: Unvested contingent restricted shares	(537,582)	(487,320)	(492,923)	(443,656)
Weighted average number of shares outstanding used in basic earnings per share	161,893,442	153,810,692	161,501,555	153,428,365
Other dilutive securities	458,459	393,246	493,779	411,854
Weighted average number of shares outstanding used in diluted earnings per share	$162,351,901	154,203,938	161,995,334	153,840,219

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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gain or Loss on Cash Flow Hedges (1)		Gains and Losses on Available-for-Sale Securities		Total
Beginning balance, December 31, 2018	$(6,911)		$1,215		$(5,696)

Other comprehensive income	(3,920)		116		(3,804)
Reclassifications from accumulated other comprehensive income to net earnings	648	(2)	(1,331)	(3)	(683)
Net current period other comprehensive income (loss)	(3,272)		(1,215)		(4,487)
Ending balance, June 30, 2019	$(10,183)		$—		$(10,183)
(1) Additional disclosure is included in Note 6 – Derivatives.
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
Reclassification – Certain items in the prior year’s condensed consolidated financial statements and notes to condensed consolidated financial statements have been reclassified to conform to the 2019 presentation.
NNN adopted certain practical expedients in ASC 842 which allows the presentation of all income earned pursuant to tenant leases to be included in rental income reported on the Condensed Consolidated Statements of Income and Comprehensive Income.

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

June 30, 2019
Lease classification:
Operating	3,062
Direct financing	7
Building portion – direct financing/land portion – operating	1
Weighted average remaining lease term (years)	11.4

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

Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	June 30, 2019	December 31, 2018
Land and improvements(1)	$2,455,201	$2,371,925
Buildings and improvements	5,717,692	5,476,416
Leasehold interests	3,630	3,630
	8,176,523	7,851,971
Less accumulated depreciation and amortization	(1,083,623)	(1,008,772)
	7,092,900	6,843,199
Work in progress for buildings and improvements	17,698	8,017
	$7,110,598	$6,851,216

(1) Includes $14,686 and $5,571 in land for Properties under construction at June 30, 2019 and December 31, 2018, respectively.
NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental income from operating leases	$160,234	$150,969	$318,632	$298,798
Earned income from direct financing leases	208	225	420	455
Percentage rent	300	189	722	734
Real estate expense reimbursement from tenants	3,854	3,770	7,848	7,928
	$164,596	$155,153	$327,622	$307,915

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the six months ended June 30, 2019 and 2018, NNN recognized $925,000 and $710,000, respectively, of such income, net of reserves, of which $296,000 and ($162,000) of such income, net of reserves, was recorded during the quarters ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, the balance of accrued rental income was $28,198,000 and $25,387,000, respectively, net of allowance of $1,842,000.
The following is a schedule of undiscounted cash flows to be received on noncancellable operating leases as of June 30, 2019 (dollars in thousands):

2019	$312,588
2020	637,801
2021	619,480
2022	589,653
2023	561,588
Thereafter	4,648,975
$7,370,085

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

Real Estate Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases as of (dollars in thousands):

	June 30, 2019	December 31, 2018
Minimum lease payments to be received	$10,234	$10,899
Estimated unguaranteed residual values	3,632	4,395
Less unearned income	(6,814)	(7,225)
Net investment in direct financing leases	$7,052	$8,069

The following is a schedule of undiscounted cash flows to be received on direct financing leases held for investment as of June 30, 2019 (dollars in thousands):

2019	$734
2020	1,045
2021	920
2022	897
2023	895
Thereafter	5,743
$10,234

The table above does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or contingent rental payments that may become due in future periods (see Real Estate Portfolio – Accounted for Using the Operating Method).
Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant and Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of June 30, 2019, NNN had three of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2018, included six Properties, three of which were sold in 2019. Real estate held for sale consisted of the following as of (dollars in thousands):

	June 30, 2019	December 31, 2018
Land and improvements	$2,207	$10,808
Building and improvements	1,655	27,802
	3,862	38,610
Less accumulated depreciation and amortization	(619)	(7,499)
Less impairment	(2,955)	(14,964)
	$288	$16,147

Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	13	$13,002	13	$4,106	30	$23,447	28	$42,702

Real Estate – Commitments
NNN has committed to fund construction on 16 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of June 30, 2019, are outlined in the table below (dollars in thousands):

Total commitment(1)	$75,188
Less amount funded	32,384
Remaining commitment	$42,804
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $10,432,000 and $6,083,000 for the six months ended June 30, 2019 and 2018, respectively, of which $7,187,000 and $3,835,000 was recorded during the quarters ended June 30, 2019 and 2018, respectively.

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
NNN's lease agreements do not contain any residual value guarantees.

As of June 30, 2019, NNN has recorded the following (dollars in thousands):

	Ground Leases	Headquarters Office Lease
Operating lease – ROU assets(1)	$4,612	$3,243
Operating lease – lease liabilities	(6,318)	(3,919)

Weighted average remaining lease term (years)	14.7	5.8
Weighted average discount rate	4.1%	3.5%

(1)	ROU assets are shown net of accrued lease payments of $1,706 and $677, respectively.
The following is a schedule of the undiscounted cash flows to be paid as of June 30, 2019 (dollars in thousands):

	Ground Leases	Headquarters Office Lease
2019	$272	$381
2020	564	773
2021	573	788
2022	582	804
2023	582	821
Thereafter	6,145	1,047
	$8,718	$4,614

Note 4 – Line of Credit Payable:
NNN's $900,000,000 unsecured revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $2,918,000 and a weighted average interest rate of 3.3% during the six months ended June 30, 2019. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $1,600,000,000, subject to lender approval. As of June 30, 2019, $63,200,000 was outstanding and $836,800,000 was available for future borrowings under the Credit Facility.

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
Dividend Reinvestment and Stock Purchase Plan – In February 2018, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 10,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Shares of common stock	137,316	143,997
Net proceeds	$7,166	$5,471

At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM program:

2018 ATM
Established date	February 2018
Termination date	February 2021
Total allowable shares	12,000,000
Total shares issued as of June 30, 2019	8,873,711

The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2019	2018
Shares of common stock	1,495,548	3,037,464
Average price per share (net)	$53.52	$41.17
Net proceeds	$80,046	$125,052
Stock issuance costs (1)	$766	$1,633
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Series E preferred stock(1):
Dividends	$4,096	$4,096	$8,194	$8,194
Per depositary share	0.356250	0.356250	0.712500	0.712500

Series F preferred stock(2):
Dividends	4,485	4,485	8,970	8,970
Per depositary share	0.325000	0.325000	0.650000	0.650000

Common stock:
Dividends	81,074	72,850	161,639	145,583
Per share	0.500	0.475	1.000	0.950

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
In July 2019, NNN declared a dividend of $0.515 per share, which is payable in August 2019 to its common stockholders of record as of July 31, 2019.

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
When hedge accounting is discontinued, NNN recognizes any changes in its fair value in earnings and continues to carry the derivative on the balance sheet or may choose to settle the derivative at that time with a cash payment or receipt. NNN records a cash settlement of forward starting swaps in the statement of cash flows as an operating activity.
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
As of June 30, 2019, $6,263,000 remained in other comprehensive income related to NNN’s previously terminated interest rate hedges. During the six months ended June 30, 2019 and 2018, NNN reclassified out of other comprehensive income $648,000 and $1,056,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $1,333,000 will be reclassified as an increase in interest expense from these terminated derivatives. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

During the quarter ended June 30, 2019, NNN entered into one forward starting swap with a total notional amount of $90,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward swap was designated as cash flow hedge, and as of June 30, 2019, had a fair value of $3,920,000 included in other liabilities and accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. The fair value of the forward starting swap was based on Level 2 valuation. This derivative financial instrument was still outstanding as of June 30, 2019.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

Note 7 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at June 30, 2019 and December 31, 2018, approximate fair value based upon current market prices of comparable instruments (Level 3). At June 30, 2019 and December 31, 2018, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $3,009,145,000 and $2,813,583,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 8 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after June 30, 2019, the date of the condensed consolidated balance sheet.
In July 2019, the Company entered into one forward starting swap with an aggregate notional amount of $110,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward starting swap was designated as a cash flow hedge.
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
As of June 30, 2019, NNN owned 3,043 Properties, with an aggregate gross leasable area of approximately 32,053,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.4 years. Approximately 99 percent of the Properties were leased as of June 30, 2019.
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

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	June 30, 2019	December 31, 2018	June 30, 2018
Properties Owned:
Number	3,043	2,969	2,846
Total gross leasable area (square feet)	32,053,000	30,487,000	29,389,000
Properties:
Leased and unimproved land	3,006	2,917	2,802
Percent of Properties – leased and unimproved land	99%	98%	98%
Weighted average remaining lease term (years)	11.4	11.5	11.5
Total gross leasable area (square feet) – leased	31,320,000	29,439,000	28,682,000

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	June 30, 2019	December 31, 2018	June 30, 2018
1.	Convenience stores	17.7%	18.0%	18.8%
2.	Restaurants – full service	11.1%	11.4%	12.1%
3.	Automotive service	9.1%	8.6%	7.7%
4.	Restaurants – limited service	8.8%	8.9%	7.9%
5.	Family entertainment centers	6.9%	7.1%	6.5%
6.	Health and fitness	5.4%	5.6%	5.6%
7.	Theaters	4.8%	5.0%	4.8%
8.	Recreational vehicle dealers, parts and accessories	3.4%	3.4%	3.1%
9.	Automotive parts	3.3%	3.4%	3.6%
10.	Equipment rental	2.7%	1.9%	1.9%
	Other	26.8%	26.7%	28.0%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Acquisitions:
Number of Properties	71	59	104	111
Gross leasable area (square feet)	1,678,000	336,000	2,112,000	736,000
Initial cash yield	6.9%	7.1%	6.9%	6.9%
Total dollars invested(1)	$275,845	$140,458	$392,797	$317,471
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Number of properties	13	13	30	28
Gross leasable area (square feet)	313,000	72,000	493,000	352,000
Net sales proceeds	$41,970	$11,915	$61,359	$83,520
Gain	$13,002	$4,106	$23,447	$42,702

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter and six months ended June 30, 2019, total revenues increased, as compared to the same periods in 2018, primarily due to the increase in income from Property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in revenues will continue to come from additional Property acquisitions and increases in rents pursuant to existing lease terms.
The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
			Percent Increase (Decrease)			Percent Increase (Decrease)
	2019	2018		2019	2018
Rental Revenues(1)	$160,742	$151,383	6.2%	$319,774	$299,987	6.6%
Real estate expense reimbursement from tenants	3,854	3,770	2.2%	7,848	7,928	(1.0%)
Rental income	164,596	155,153	6.1%	327,622	307,915	6.4%
Interest and other income from real estate transactions	196	365	(46.3%)	882	438	101.4%
Total revenues	$164,792	$155,518	6.0%	$328,504	$308,353	6.5%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").
Quarter and Six Months Ended June 30, 2019 versus Quarter and Six Months Ended June 30, 2018
Rental Income. Rental income increased for the quarter and six months ended June 30, 2019, as compared to the same periods in 2018. The increase for the quarter and six months ended June 30, 2019, is primarily due to a partial year of rental income received as a result of the acquisition of 104 properties with aggregate gross leasable area of approximately 2,112,000 during 2019 and a full year of rental income received as a result of the acquisition of 265 properties with a gross leasable area of approximately 2,167,000 square feet in 2018.

Analysis of Expenses
General.  Operating expenses increased for the quarter and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to the increase in depreciation expense and impairment losses recognized on real estate. The following table summarizes NNN’s expenses for the quarters and six months ended June 30 (dollars in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
			Percent Increase (Decrease)			Percent Increase (Decrease)
	2019	2018		2019	2018
General and administrative	$9,276	$8,741	6.1%	$18,798	$17,437	7.8%
Real estate	6,600	5,828	13.2%	13,692	11,690	17.1%
Depreciation and amortization	46,241	43,304	6.8%	92,421	87,802	5.3%
Impairment losses – real estate, net of recoveries	7,187	3,835	87.4%	10,432	6,083	71.5%
Retirement severance costs	—	260	(100.0)%	—	521	(100.0)%
Total operating expenses	$69,304	$61,968	11.8%	$135,343	$123,533	9.6%

Interest and other income	$(487)	$(37)	1,216.2%	$(2,411)	$(63)	3,727.0%
Interest expense	29,811	27,110	10.0%	59,768	53,712	11.3%
Leasing transaction costs	75	—	N/C (1)	127	—	N/C (1)
Total other expenses	$29,399	$27,073	8.6%	$57,484	$53,649	7.1%

As a percentage of total revenues:
General and administrative	5.6%	5.6%	5.7%	5.7%
Real estate	4.0%	3.7%	4.2%	3.8%
(1) Not calculable ("N/C")
Quarter and Six Months Ended June 30, 2019 versus Quarter and Six Months Ended June 30, 2018
General and Administrative.   General and administrative expenses increased in amount but remained flat as a percentage of total revenues for the quarter and six months ended June 30, 2019, as compared to the same periods in 2018. The increase in general and administrative expenses for the quarter and six months ended June 30, 2019, is primarily attributable to an increase in compensation costs.
Real Estate.   Real estate expenses increased in amount and as a percentage of total revenues for the quarter and six months ended June 30, 2019, as compared to the same periods in 2018. The increase is primarily attributable to expenses from certain properties that became vacant during the quarter and six months ended June 30, 2019, and during the year ended December 31, 2018.
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount for the quarter and six months ended June 30, 2019, as compared to the same periods in 2018. The increase is primarily due to the acquisition of 104 properties with an aggregate gross leasable area of approximately 2,112,000 square feet in 2019 and 265 properties with an aggregate gross leasable area of approximately 2,167,000 square feet during 2018.
Impairment Losses – real estate, net of recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN recognized real estate impairments, net of recoveries of $10,432,000 and $6,083,000 for the six months ended June 30, 2019 and 2018, respectively, of which $7,187,000 and $3,835,000 was recorded during the quarters ended June 30, 2019 and 2018, respectively.
Interest and Other Income. Interest and other income increased in amount for the quarter and six months ended June 30, 2019, as compared to the same periods in 2018. The increase is primarily due to the gain of $1,331,000 on sale of equity investments and $1,009,000 in interest income on cash balances recognized during the six months ended June 30, 2019.

Interest expense. Interest expense increased for the quarter and six months ended June 30, 2019, as compared to the same period in 2018. The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance in September 2018 of $400,000,000 principal amount of notes payable with a maturity of October 2028, and stated interest rate of 4.300%,

(ii)	the issuance in September 2018 of $300,000,000 principal amount of notes payable with a maturity of October 2048, and stated interest rate of 4.800%,

(iii)	the redemption in October 2018 of $300,000,000 principal amount of notes payable with a maturity of July 2021, and stated interest rate of 5.500%, and

(iv)
the decrease of $184,413,000 in the weighted average outstanding balance on the Credit Facility and a higher weighted average interest rate for the six months ended June 30, 2019, as compared to the same period in 2018.

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
Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. The table below summarizes NNN’s cash flows (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents:
Provided by operating activities	$235,341	$228,231
Used in investing activities	(317,836)	(241,236)
Provided by (used in) financing activities	(29,563)	13,526
Increase (decrease)	(112,058)	521
Net cash at beginning of period	114,267	1,364
Net cash at end of period	$2,209	$1,885

Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the six months ended June 30, 2019 and 2018, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the six months ended June 30, 2019, included the following significant transactions:

•	$7,166,000 in net proceeds from the issuance of 137,316 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$80,046,000 in net proceeds from the issuance of 1,495,548 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$8,194,000 in dividends paid to holders of the depositary shares of NNN’s 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock"),

•	$8,970,000 in dividends paid to holders of the depositary shares of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"), and

•	$161,639,000 in dividends paid to common stockholders.

Contractual Obligations and Commercial Commitments. The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of June 30, 2019. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of June 30, 2019.

	Expected Maturity Date (dollars in thousands)
	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt(1)	$2,887,124	$287	$596	$630	$325,664	$359,947	$2,200,000
Long-term debt – interest(2)	1,047,953	56,194	112,365	112,331	109,724	91,308	566,031
Credit Facility	63,200	—	—	—	63,200	—	—
Headquarters office lease	4,614	381	773	788	804	821	1,047
Ground leases	8,718	272	564	573	582	582	6,145
Total contractual cash obligations	$4,011,609	$57,134	$114,298	$114,322	$499,974	$452,658	$2,773,223

(1)	Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and note costs.

(2)	Interest calculation based on stated rate of the principal amount.
In addition to the contractual obligations outlined above, NNN has committed to fund construction on 16 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at June 30, 2019, are outlined in the table below (dollars in thousands):

Total commitment(1)	$75,188
Less amount funded	32,384
Remaining commitment	$42,804
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
As of June 30, 2019, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2018. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant Properties or uncollectability of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of June 30, 2019, NNN owned 37 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio. Additionally, as of June 30, 2019, less than one percent of the Property Portfolio is leased to one tenant that filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, this tenant has the right to reject or affirm their leases with NNN.
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
The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Series E Preferred Stock(1):
Dividends	$4,096	$4,096	8,194	8,194
Per depositary share	0.356250	0.356250	0.712500	0.712500

Series F Preferred Stock(2):
Dividends	4,485	4,485	8,970	8,970
Per depositary share	0.325000	0.325000	0.650000	0.650000

Common stock:
Dividends	81,074	72,850	161,639	145,583
Per share	0.500	0.475	1.000	0.950
(1) The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. As of May 2018, the Series E Preferred Stock is redeemable by NNN.
(2) The Series F Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
In July 2019, NNN declared a dividend of $0.515 per share which is payable in August 2019 to its common stockholders of record as of July 31, 2019.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	June 30, 2019	Percentage of Total	December 31, 2018	Percentage of Total
Line of credit payable	$63,200	2.2%	$—	—
Mortgages payable	12,379	0.4%	12,694	0.4%
Notes payable	2,840,674	97.4%	2,838,701	99.6%
Total outstanding debt	$2,916,253	100.0%	$2,851,395	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $900,000,000 unsecured revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $2,918,000 and a weighted average interest rate of 3.3% during the six months ended June 30, 2019. The

Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $1,600,000,000, subject to lender approval. As of June 30, 2019, $63,200,000 was outstanding and $836,800,000 was available for future borrowings under the Credit Facility.

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

	Six Months Ended June 30,
	2019	2018
Shares of common stock	137,316	143,997
Net proceeds	$7,166	$5,471
At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM program:

2018 ATM
Established date	February 2018
Termination date	February 2021
Total allowable shares	12,000,000
Total shares issued as of June 30, 2019	8,873,711
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2019	2018
Shares of common stock	1,495,548	3,037,464
Average price per share (net)	$53.52	$41.17
Net proceeds	$80,046	$125,052
Stock issuance costs (1)	$766	$1,633

(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Recent Accounting Pronouncements

Refer to Note 1 to the June 30, 2019, condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of June 30, 2019, NNN had one forward starting swap with a total notional amount of $90,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of June 30, 2019 and December 31, 2018. The table presents principal payments and related interest rates by year for debt obligations outstanding as of June 30, 2019. The table incorporates only those debt obligations that existed as of June 30, 2019, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by less than one percent for the six months ended June 30, 2019.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2019	$—	—	$329	5.23%	$—	—
2020	—	—	682	5.23%	—	—
2021	—	—	716	5.23%	—	—
2022	63,200	3.30%	750	5.23%	323,162	3.99%
2023	—	—	9,968	5.23%	348,913	3.39%
Thereafter	—	—	—	—	2,187,712	4.06%	(3)
Total	$63,200	3.30%	$12,445	5.23%	$2,859,787	3.97%
Fair Value:
June 30, 2019	$63,200		$12,445		$3,009,145
December 31, 2018	$—		$12,768		$2,813,583
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

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of June 30, 2019, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. NNN adopted the new lease accounting guidance in ASU 2016-02 "Leases (Topic 842)" on January 1, 2019. The implementation of the new lease accounting standard included additions to NNN's internal controls, policies and procedures. There have been no other changes in NNN's internal control over financial reporting during the six months ended June 30, 2019 that have materially affected or are reasonably likely to materially affect NNN's internal control over financial reporting.

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2019, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 1st day of August, 2019.

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2019, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.