Form 10-Q
period 2019-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2019-10-31
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
OR
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
171,637,561 shares of common stock, $0.01 par value, outstanding as of October 30, 2019.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$7,121,156	$6,838,907
Accounted for using the direct financing method	6,882	8,069
Real estate held for sale	13,961	28,456
Cash and cash equivalents	353,688	114,267
Receivables, net of allowance of $506 and $2,273, respectively	2,882	3,797
Accrued rental income, net of allowance of $1,842	28,570	25,387
Debt costs, net of accumulated amortization of $15,210 and $14,118, respectively	3,104	4,081
Other assets	97,441	80,474
Total assets	$7,627,684	$7,103,438
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, including unamortized premium and net of unamortized debt costs	$12,221	$12,694
Notes payable, net of unamortized discount and unamortized debt costs	2,841,680	2,838,701
Accrued interest payable	45,886	19,519
Other liabilities	101,393	77,919
Total liabilities	3,001,180	2,948,833

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 171,637,247 and 161,503,585 shares issued and outstanding, respectively	1,717	1,616
Capital in excess of par value	4,479,600	3,950,055
Accumulated deficit	(469,646)	(424,225)
Accumulated other comprehensive income (loss)	(17,674)	(5,696)
Total stockholders’ equity of NNN	4,626,497	4,154,250
Noncontrolling interests	7	355
Total equity	4,626,504	4,154,605
Total liabilities and equity	$7,627,684	$7,103,438
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$168,224	$154,656	$495,846	$462,570
Interest and other income from real estate transactions	383	675	1,265	1,113
	168,607	155,331	497,111	463,683
Operating expenses:
General and administrative	8,726	8,543	27,524	25,980
Real estate	6,706	5,759	20,398	17,449
Depreciation and amortization	48,348	42,479	140,769	130,280
Impairment losses – real estate, net of recoveries	10,692	3,635	21,124	9,718
Retirement severance costs	—	222	—	743
	74,472	60,638	209,815	184,170
Gain on disposition of real estate	2,061	14,348	25,508	57,050
Earnings from operations	96,196	109,041	312,804	336,563
Other expenses (revenues):
Interest and other income	(501)	(195)	(2,912)	(258)
Interest expense	29,948	27,194	89,716	80,906
Leasing transaction costs	51	—	178	—
	29,498	26,999	86,982	80,648
Net earnings	66,698	82,042	225,822	255,915
Earnings attributable to noncontrolling interests	(5)	(10)	(428)	(29)
Net earnings attributable to NNN	66,693	82,032	225,394	255,886
Series E preferred stock dividends	(4,097)	(4,097)	(12,291)	(12,291)
Series F preferred stock dividends	(4,485)	(4,485)	(13,455)	(13,455)
Net earnings attributable to common stockholders	$58,111	$73,450	$199,648	$230,140
Net earnings per share of common stock:
Basic	$0.35	$0.47	$1.23	$1.49
Diluted	$0.35	$0.47	$1.22	$1.48
Weighted average number of common shares outstanding:
Basic	164,883,509	156,852,984	162,641,261	154,582,449
Diluted	165,361,731	157,286,165	163,126,063	155,007,857
Other comprehensive income:
Net earnings attributable to NNN	$66,693	$82,032	$225,394	$255,886
Amortization of interest rate hedges	327	525	975	1,581
Fair value of forward starting swaps	(7,818)	2,985	(11,738)	4,080
Valuation adjustments – available-for-sale securities	—	13	116	65
Realized gain – available-for-sale securities	—	—	(1,331)	—
Comprehensive income attributable to NNN	$59,202	$85,555	$213,416	$261,612

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY Quarter Ended September 30, 2019 (dollars in thousands, except per share data)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at June 30, 2019	$287,500	$345,000	$1,636	$4,042,318	$(443,822)	$(10,183)	$4,222,449	$2	$4,222,451
Net earnings	—	—	—	—	66,693	—	66,693	5	66,698
Dividends declared and paid:
$0.356250 per depositary share of Series E preferred stock	—	—	—	—	(4,097)	—	(4,097)	—	(4,097)
$0.32500 per depositary share of Series F preferred stock	—	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.515 per share of common stock	—	—	1	9,219	(83,935)	—	(74,715)	—	(74,715)
Issuance of common stock:
6,964 shares – director compensation	—	—	—	325	—	—	325	—	325
1,716 shares – stock purchase plan	—	—	1	93	—	—	94	—	94
848,474 shares – ATM equity program	—	—	8	46,516	—	—	46,524	—	46,524
7,000,000 shares – equity offering	—	—	70	395,430	—	—	395,500	—	395,500
100,000 restricted shares – net of buyback and surrender	—	—	1	(1)	—	—	—	—	—
Stock issuance costs	—	—	—	(16,714)	—	—	(16,714)	—	(16,714)
Amortization of deferred compensation	—	—	—	2,414	—	—	2,414	—	2,414
Amortization of interest rate hedges	—	—	—	—	—	327	327	—	327
Fair value of forward starting swaps	—	—	—	—	—	(7,818)	(7,818)	—	(7,818)
Balances at September 30, 2019	$287,500	$345,000	$1,717	$4,479,600	$(469,646)	$(17,674)	$4,626,497	$7	$4,626,504

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY Quarter Ended September 30, 2018 (dollars in thousands, except per share data)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at June 30, 2018	$287,500	$345,000	$1,571	$3,734,313	$(368,074)	$(11,535)	$3,988,775	$336	$3,989,111
Net earnings	—	—	—	—	82,032	—	82,032	10	82,042
Dividends declared and paid:
$0.356250 per depositary share of Series E preferred stock	—	—	—	—	(4,097)	—	(4,097)	—	(4,097)
$0.32500 per depositary share of Series F preferred stock	—	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.50 per share of common stock	—	—	1	3,511	(78,253)	—	(74,741)	—	(74,741)
Issuance of common stock:
9,308 shares – director compensation	—	—	—	329	—	—	329	—	329
2,923 shares – stock purchase plan	—	—	—	132	—	—	132	—	132
1,859,099 shares – ATM equity program	—	—	19	84,668	—	—	84,687	—	84,687
Stock issuance costs	—	—	—	(1,160)	—	—	(1,160)	—	(1,160)
Amortization of deferred compensation	—	—	—	1,879	—	—	1,879	—	1,879
Amortization of interest rate hedges	—	—	—	—	—	525	525	—	525
Fair value of forward starting swaps	—	—	—	—	—	2,985	2,985	—	2,985
Valuation adjustments – available-for-sale securities	—	—	—	—	—	13	13	—	13
Balances at September 30, 2018	$287,500	$345,000	$1,591	$3,823,672	$(372,877)	$(8,012)	$4,076,874	$346	$4,077,220

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY Nine Months Ended September 30, 2019 (dollars in thousands, except per share data)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2018	$287,500	$345,000	$1,616	$3,950,055	$(424,225)	$(5,696)	$4,154,250	$355	$4,154,605
Net earnings	—	—	—	—	225,394	—	225,394	428	225,822
Dividends declared and paid:
$1.068750 per depositary share of Series E preferred stock	—	—	—	—	(12,291)	—	(12,291)	—	(12,291)
$0.975000 per depositary share of Series F preferred stock	—	—	—	—	(13,455)	—	(13,455)	—	(13,455)
$1.515 per share of common stock	—	—	3	16,168	(245,574)	—	(229,403)	—	(229,403)
Issuance of common stock:
21,933 shares – director compensation	—	—	—	968	—	—	968	—	968
5,872 shares – stock purchase plan	—	—	—	309	—	—	309	—	309
2,344,022 shares – ATM equity program	—	—	24	127,313	—	—	127,337	—	127,337
7,000,000 shares – equity offering	—	—	70	395,430	—	—	395,500	—	395,500
359,650 restricted shares – net of buyback and surrender	—	—	4	(4)	—	—	—	—	—
Stock issuance costs	—	—	—	(17,480)	—	—	(17,480)	—	(17,480)
Amortization of deferred compensation	—	—	—	6,841	—	—	6,841	—	6,841
Amortization of interest rate hedges	—	—	—	—	—	975	975	—	975
Fair value of forward starting swaps	—	—	—	—	—	(11,738)	(11,738)	—	(11,738)
Valuation adjustments – available-for-sale securities	—	—	—	—	—	116	116	—	116
Realized gain – available-for-sale securities	—	—	—	—	—	(1,331)	(1,331)	—	(1,331)
Other	—	—	—	—	505	—	505	—	505
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(776)	(776)
Balances at September 30, 2019	$287,500	$345,000	$1,717	$4,479,600	$(469,646)	$(17,674)	$4,626,497	$7	$4,626,504

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY Nine Months Ended September 30, 2018 (dollars in thousands, except per share data)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2017	$287,500	$345,000	$1,537	$3,599,475	$(379,181)	$(13,738)	$3,840,593	$317	$3,840,910
Net earnings	—	—	—	—	255,886	—	255,886	29	255,915
Dividends declared and paid:
$1.068750 per depositary share of Series E preferred stock	—	—	—	—	(12,291)	—	(12,291)	—	(12,291)
$0.975000 per depositary share of Series F preferred stock	—	—	—	—	(13,455)	—	(13,455)	—	(13,455)
$1.45 per share of common stock	—	—	3	8,885	(223,836)	—	(214,948)	—	(214,948)
Issuance of common stock:
31,941 shares – director compensation	—	—	—	1,047	—	—	1,047	—	1,047
8,429 shares – stock purchase plan	—	—	—	349	—	—	349	—	349
4,896,563 shares – ATM equity program	—	—	49	211,323	—	—	211,372	—	211,372
221,484 restricted shares – net of buyback and surrender	—	—	2	(91)	—	—	(89)	—	(89)
Stock issuance costs	—	—	—	(2,914)	—	—	(2,914)	—	(2,914)
Amortization of deferred compensation	—	—	—	5,598	—	—	5,598	—	5,598
Amortization of interest rate hedges	—	—	—	—	—	1,581	1,581	—	1,581
Fair value of forward starting swaps	—	—	—	—	—	4,080	4,080	—	4,080
Valuation adjustments – available-for-sale securities	—	—	—	—	—	65	65	—	65
Balances at September 30, 2018	$287,500	$345,000	$1,591	$3,823,672	$(372,877)	$(8,012)	$4,076,874	$346	$4,077,220

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$225,822	$255,915
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	140,769	130,280
Impairment losses – real estate, net of recoveries	21,124	9,718
Amortization of notes payable discount	1,297	1,401
Amortization of debt costs	2,787	2,695
Amortization of mortgages payable premium	(64)	(64)
Amortization of interest rate hedges	975	1,581
Settlement of forward starting swaps	—	4,080
Gain on disposition of real estate	(25,508)	(57,050)
Performance incentive plan expense	8,581	7,231
Performance incentive plan payment	(775)	(432)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in real estate leased to others using the direct financing method	508	655
Decrease in receivables	915	1,554
Increase in accrued rental income	(1,702)	(871)
Increase in other assets	(375)	(1,052)
Increase in accrued interest payable	26,367	14,987
Decrease in other liabilities	(1,500)	(4,848)
Other	(189)	(272)
Net cash provided by operating activities	399,032	365,508
Cash flows from investing activities:
Proceeds from the disposition of real estate	92,586	121,810
Additions to real estate:
Accounted for using the operating method	(505,693)	(415,118)
Principal payments on mortgages and notes receivable	3,100	—
Other	985	(433)
Net cash used in investing activities	(409,022)	(293,741)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Proceeds from line of credit payable	$429,200	$1,599,500
Repayment of line of credit payable	(429,200)	(1,720,000)
Repayment of mortgages payable	(422)	(400)
Proceeds from notes payable	—	692,913
Payment of debt issuance costs	(115)	(5,506)
Proceeds from issuance of common stock	539,318	220,524
Stock issuance costs	(17,274)	(2,908)
Payment of Series E preferred stock dividends	(12,291)	(12,291)
Payment of Series F preferred stock dividends	(13,455)	(13,455)
Payment of common stock dividends	(245,574)	(223,836)
Noncontrolling interest distributions	(776)	—
Net cash provided by financing activities	249,411	534,541
Net increase in cash, cash equivalents and restricted cash	239,421	606,308
Cash, cash equivalents and restricted cash at beginning of period(1)	114,267	1,364
Cash, cash equivalents and restricted cash at end of period(1)	$353,688	$607,672
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$59,151	$62,806
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in other comprehensive income	$11,978	$(5,726)
Right-of-use assets recorded in connection with lease liabilities	$8,224	$—
Mortgage receivable accepted in connection with real estate transactions	$3,100	$—
Change in lease classification (direct financing lease to operating lease)	$—	$565
Change in lease classification (operating lease to direct financing lease)	$—	$258
  (1) Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN had no restricted cash and cash held in escrow at September 30, 2019 and 2018.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

September 30, 2019
Property Portfolio:
Total properties	3,057
Gross leasable area (square feet)	32,209,000
States	48
Weighted average remaining lease term (years)	11.2

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2019, may not be indicative of the results that may be expected for the year ending December 31, 2019. Amounts as of December 31, 2018 included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2018.
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $797,000 and $2,500,000 in capitalized interest during the development period for the nine months ended September 30, 2019 and 2018, respectively, of which $327,000 and $596,000 was recorded during the quarters ended September 30, 2019 and 2018, respectively.
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
Intangible assets and liabilities consisted of the following as of (dollars in thousands):

	September 30, 2019	December 31, 2018
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,786	$15,175
Less: accumulated amortization	(9,801)	(9,239)
Above-market in-place leases, net	$5,985	$5,936

In-place leases	$119,713	$104,871
Less: accumulated amortization	(63,916)	(60,797)
In-place leases, net	$55,797	$44,074

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$42,099	$41,554
Less: accumulated amortization	(25,922)	(25,258)
Below-market in-place leases, net	$16,177	$16,296

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the nine months ended September 30, 2019 and 2018, were $579,000 and $2,334,000, respectively, of which $178,000 and $219,000 were recorded for the quarters ended September 30, 2019 and 2018, respectively. The value of in-place leases amortized to expense for the nine months ended September 30, 2019 and 2018, were $5,946,000 and $7,305,000, respectively, of which $1,904,000 and $1,789,000 were recorded for the quarters ended September 30, 2019 and 2018, respectively.
Lease Accounting – Effective January 1, 2019, NNN adopted ASU 2016-02, "Leases (Topic 842)," ("ASC 842") using the modified retrospective approach in which the cumulative effect of applying the new standard was recognized at the date of initial application with a positive adjustment to NNN’s opening balance of accumulated deficit. The modified retrospective approach provides a method for recording existing leases upon adoption which in comparative periods approximates the results of a full retrospective approach. NNN elected the package of practical expedients permitted under the transition guidance (which included: (i) an entity need not reassess whether any expired or existing contracts are or contain leases, (ii) an entity need not reassess the lease classification for any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases), the land easement practical expedient to carry forward existing accounting treatment on existing land easements, and the lease and non-lease component combined practical expedient.
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

Adoption of the new standard resulted in the recording of ROU assets and operating lease liabilities of approximately $7,735,000 and $10,155,000 respectively, as of January 1, 2019. Additional disclosures are included in Note 3 – Right-Of-Use Assets and Operating Lease Liabilities. The condensed consolidated financial statements for the quarter and nine months ended September 30, 2019 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with NNN's historical accounting policy. ASC 842 did not materially impact NNN’s financial position or results of operations and had no impact on cash flows.
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
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 as of September 30, 2019 and December 31, 2018, are included in mortgages payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $86,000 and $73,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $26,932,000, as of September 30, 2019 and December 31, 2018, respectively, are included in notes payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $8,387,000 and $6,705,000, respectively.
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and Diluted Earnings:
Net earnings attributable to NNN	$66,693	$82,032	$225,394	$255,886
Less: Series E preferred stock dividends	(4,097)	(4,097)	(12,291)	(12,291)
Less: Series F preferred stock dividends	(4,485)	(4,485)	(13,455)	(13,455)
Net earnings available to NNN’s common stockholders	58,111	73,450	199,648	230,140
Less: Earnings allocated to unvested restricted shares	(163)	(147)	(412)	(412)
Net earnings used in basic and diluted earnings per share	$57,948	$73,303	$199,236	$229,728

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	165,737,947	157,634,757	163,421,419	155,316,866
Less: Unvested restricted stock	(316,856)	(294,453)	(272,185)	(276,046)
Less: Unvested contingent restricted shares	(537,582)	(487,320)	(507,973)	(458,371)
Weighted average number of shares outstanding used in basic earnings per share	164,883,509	156,852,984	162,641,261	154,582,449
Other dilutive securities	478,222	433,181	484,802	425,408
Weighted average number of shares outstanding used in diluted earnings per share	165,361,731	157,286,165	163,126,063	155,007,857

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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gain or Loss on Cash Flow Hedges (1)		Gains and Losses on Available-for-Sale Securities		Total
Beginning balance, December 31, 2018	$(6,911)		$1,215		$(5,696)

Other comprehensive income	(11,738)		116		(11,622)
Reclassifications from accumulated other comprehensive income to net earnings	975	(2)	(1,331)	(3)	(356)
Net current period other comprehensive income (loss)	(10,763)		(1,215)		(11,978)
Ending balance, September 30, 2019	$(17,674)		$—		$(17,674)
(1) Additional disclosure is included in Note 6 – Derivatives.
(2) Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income.
(3) Recorded in interest and other income on the Condensed Consolidated Statements of Income and Comprehensive Income.
Use of Estimates – Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Significant estimates include provisions for impairment and allowances for certain assets, accruals, useful lives of assets and purchase price allocation. Actual results could differ from those estimates.
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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

September 30, 2019
Lease classification:
Operating	3,084
Direct financing	7
Building portion – direct financing/land portion – operating	1
Weighted average remaining lease term (years)	11.2

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

Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	September 30, 2019	December 31, 2018
Land and improvements(1)	$2,463,934	$2,368,891
Buildings and improvements	5,752,916	5,461,888
Leasehold interests	355	3,630
	8,217,205	7,834,409
Less accumulated depreciation and amortization	(1,109,285)	(1,003,519)
	7,107,920	6,830,890
Work in progress for buildings and improvements	13,236	8,017
	$7,121,156	$6,838,907

(1) Includes $11,707 and $5,571 in land for Properties under construction at September 30, 2019 and December 31, 2018, respectively.
NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rental income from operating leases	$163,674	$150,418	$482,306	$449,216
Earned income from direct financing leases	204	242	624	696
Percentage rent	329	284	1,051	1,018
Real estate expense reimbursement from tenants	4,017	3,712	11,865	11,640
	$168,224	$154,656	$495,846	$462,570

Some leases provide for a free rent term or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the nine months ended September 30, 2019 and 2018, NNN recognized $1,354,000 and $547,000, respectively, of such income, net of reserves, of which $429,000 and ($163,000) of such income, net of reserves, was recorded during the quarters ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the balance of accrued rental income was $28,570,000 and $25,387,000, respectively, net of allowance of $1,842,000.
The following is a schedule of undiscounted cash flows to be received on noncancellable operating leases as of September 30, 2019 (dollars in thousands):

2019	$163,060
2020	648,578
2021	630,739
2022	600,904
2023	572,995
Thereafter	4,757,532
$7,373,808

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

Real Estate Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases as of (dollars in thousands):

	September 30, 2019	December 31, 2018
Minimum lease payments to be received	$9,860	$10,899
Estimated unguaranteed residual values	3,632	4,395
Less unearned income	(6,610)	(7,225)
Net investment in direct financing leases	$6,882	$8,069

The following is a schedule of undiscounted cash flows to be received on direct financing leases held for investment as of September 30, 2019 (dollars in thousands):

2019	$360
2020	1,045
2021	920
2022	897
2023	895
Thereafter	5,743
$9,860

The table above does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or contingent rental payments that may become due in future periods (see Real Estate Portfolio – Accounted for Using the Operating Method).
Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant and Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of September 30, 2019, NNN had five of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2018, included eight Properties, three of which were sold in 2019. Real estate held for sale consisted of the following as of (dollars in thousands):

	September 30, 2019	December 31, 2018
Land and improvements	$5,120	$13,720
Building and improvements	15,591	41,738
	20,711	55,458
Less accumulated depreciation and amortization	(6,172)	(12,752)
Less impairment	(578)	(14,250)
	$13,961	$28,456

Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	13	$2,061	18	$14,348	43	$25,508	46	$57,050

Real Estate – Commitments
NNN has committed to fund construction on 12 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of September 30, 2019, are outlined in the table below (dollars in thousands):

Total commitment(1)	$53,724
Less amount funded	24,943
Remaining commitment	$28,781
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $21,124,000 and $9,718,000 for the nine months ended September 30, 2019 and 2018, respectively, of which $10,692,000 and $3,635,000 was recorded during the quarters ended September 30, 2019 and 2018, respectively.

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
NNN's lease agreements do not contain any residual value guarantees.

As of September 30, 2019, NNN has recorded the following (dollars in thousands):

	Ground Leases	Headquarters Office Lease
Operating lease – ROU assets(1)	$4,548	$3,117
Operating lease – lease liabilities	(6,247)	(3,775)

Weighted average remaining lease term (years)	14.5	5.5
Weighted average discount rate	4.1%	3.5%

(1)	ROU assets are shown net of accrued lease payments of $1,699 and $658, respectively.
The following is a schedule of the undiscounted cash flows to be paid as of September 30, 2019 (dollars in thousands):

	Ground Leases	Headquarters Office Lease
2019	$136	$191
2020	564	773
2021	573	788
2022	582	804
2023	582	821
Thereafter	6,145	1,047
	$8,582	$4,424

Note 4 – Line of Credit Payable:
NNN's $900,000,000 unsecured revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $8,443,000 and a weighted average interest rate of 3.2% during the nine months ended September 30, 2019. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $1,600,000,000, subject to lender approval. As of September 30, 2019, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility.

Note 5 – Stockholders' Equity:
In February 2018, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which permits the issuance by NNN of an indeterminate amount of debt and equity securities.
In September 2019, NNN filed a prospectus supplement to the prospectus contained in its February 2018 shelf registration statement and issued 7,000,000 shares of common stock at a price of $56.50 per share and received net proceeds of $379,410,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $16,090,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses.
Dividend Reinvestment and Stock Purchase Plan – In February 2018, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 10,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Shares of common stock	309,127	225,481
Net proceeds	$16,481	$9,115

At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM program:

2018 ATM
Established date	February 2018
Termination date	February 2021
Total allowable shares	12,000,000
Total shares issued as of September 30, 2019	9,722,185

The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2019	2018
Shares of common stock	2,344,022	4,896,563
Average price per share (net)	$53.73	$42.60
Net proceeds	$125,946	$208,579
Stock issuance costs (1)	$1,390	$2,792
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Series E preferred stock(1):
Dividends	$4,097	$4,097	$12,291	$12,291
Per depositary share	0.356250	0.356250	1.068750	1.068750

Series F preferred stock(2):
Dividends	4,485	4,485	13,455	13,455
Per depositary share	0.325000	0.325000	0.975000	0.975000

Common stock:
Dividends	83,935	78,253	245,574	223,836
Per share	0.515	0.500	1.515	1.450

(1) In September 2019, NNN called for redemption of all outstanding shares of its 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock"), including all accrued and unpaid dividends through, but not including, the redemption date, on October 5, 2019.
(2) The 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock") has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
In October 2019, NNN declared a dividend of $0.515 per share, which is payable in November 2019 to its common stockholders of record as of October 31, 2019.

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
As of September 30, 2019, $5,936,000 remained in other comprehensive income related to NNN’s previously terminated interest rate hedges. During the nine months ended September 30, 2019 and 2018, NNN reclassified out of other comprehensive income $975,000 and $1,581,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $1,349,000 will be reclassified as an increase in interest expense from these terminated derivatives. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

During the nine months ended September 30, 2019, NNN entered into three forward starting swaps with a total notional amount of $200,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward swaps were designated as cash flow hedges, and as of September 30, 2019, had a fair value of $11,738,000 included in other liabilities and accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. The fair value of the forward starting swaps were based on Level 2 valuation. These derivative financial instruments were still outstanding as of September 30, 2019.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

Note 7 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at September 30, 2019 and December 31, 2018, approximate fair value based upon current market prices of comparable instruments (Level 3). At September 30, 2019 and December 31, 2018, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $3,074,246,000 and $2,813,583,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 8 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after September 30, 2019, the date of the condensed consolidated balance sheet.
In September 2019, NNN announced the redemption of all outstanding depositary shares representing interests in its 5.700% Series E Preferred Stock. The depositary shares were redeemed on October 5, 2019 at $25.00 per depositary share, plus all accrued and unpaid dividends through, but not including, the redemption date, for an aggregate redemption price of $25.079167 per depositary share. For the quarter ended December 31, 2019, NNN will record a preferred stock redemption charge of $9,856,000, which is the excess carrying amount of the preferred stock redeemed over the cash paid to redeem the Series E Preferred Stock. After the redemption date, dividends on the depositary shares representing interests in the Series E Preferred Stock ceased to accrue.
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
As of September 30, 2019, NNN owned 3,057 Properties, with an aggregate gross leasable area of approximately 32,209,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.2 years. Approximately 99 percent of the Properties were leased as of September 30, 2019.
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

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	September 30, 2019	December 31, 2018	September 30, 2018
Properties Owned:
Number	3,057	2,969	2,847
Total gross leasable area (square feet)	32,209,000	30,487,000	29,739,000
Properties:
Leased and unimproved land	3,029	2,917	2,809
Percent of Properties – leased and unimproved land	99%	98%	99%
Weighted average remaining lease term (years)	11.2	11.5	11.4
Total gross leasable area (square feet) – leased	31,651,000	29,439,000	29,296,000

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	September 30, 2019	December 31, 2018	September 30, 2018
1.	Convenience stores	17.5%	18.0%	18.5%
2.	Restaurants – full service	11.3%	11.4%	11.8%
3.	Automotive service	9.3%	8.6%	7.6%
4.	Restaurants – limited service	8.8%	8.9%	7.8%
5.	Family entertainment centers	6.8%	7.1%	7.0%
6.	Health and fitness	5.3%	5.6%	5.6%
7.	Theaters	4.8%	5.0%	5.1%
8.	Recreational vehicle dealers, parts and accessories	3.5%	3.4%	3.0%
9.	Automotive parts	3.2%	3.4%	3.5%
10.	Equipment rental	2.7%	1.9%	1.9%
	Other	26.8%	26.7%	28.2%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Acquisitions:
Number of Properties	27	18	131	129
Gross leasable area (square feet)	533,000	529,000	2,645,000	1,265,000
Initial cash yield	6.8%	6.9%	6.9%	6.9%
Total dollars invested(1)	$116,801	$78,620	$509,598	$396,091
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Number of properties	13	18	43	46
Gross leasable area (square feet)	360,000	179,000	853,000	531,000
Net sales proceeds	$33,469	$37,586	$94,828	$121,106
Gain	$2,061	$14,348	$25,508	$57,050

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter and nine months ended September 30, 2019, total revenues increased, as compared to the same periods in 2018, primarily due to the increase in income from Property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in revenues will continue to come from additional Property acquisitions and increases in rents pursuant to existing lease terms.
The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
			Percent Increase (Decrease)			Percent Increase (Decrease)
	2019	2018		2019	2018
Rental Revenues(1)	$164,207	$150,944	8.8%	$483,981	$450,930	7.3%
Real estate expense reimbursement from tenants	4,017	3,712	8.2%	11,865	11,640	1.9%
Rental income	168,224	154,656	8.8%	495,846	462,570	7.2%
Interest and other income from real estate transactions	383	675	(43.3%)	1,265	1,113	13.7%
Total revenues	$168,607	$155,331	8.5%	$497,111	$463,683	7.2%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").
Quarter and Nine Months Ended September 30, 2019 versus Quarter and Nine Months Ended September 30, 2018
Rental Income. Rental income increased for the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase for the quarter and nine months ended September 30, 2019, is primarily due to a partial year of rental income received as a result of the acquisition of 131 properties with aggregate gross leasable area of approximately 2,645,000 during 2019 and a full year of rental income received as a result of the acquisition of 265 properties with a gross leasable area of approximately 2,167,000 square feet in 2018.

Analysis of Expenses
General.  Operating expenses increased for the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to the increase in depreciation expense and impairment losses recognized on real estate. The following table summarizes NNN’s expenses (dollars in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
			Percent Increase (Decrease)			Percent Increase (Decrease)
	2019	2018		2019	2018
General and administrative	$8,726	$8,543	2.1%	$27,524	$25,980	5.9%
Real estate	6,706	5,759	16.4%	20,398	17,449	16.9%
Depreciation and amortization	48,348	42,479	13.8%	140,769	130,280	8.1%
Impairment losses – real estate, net of recoveries	10,692	3,635	194.1%	21,124	9,718	117.4%
Retirement severance costs	—	222	(100.0)%	—	743	(100.0)%
Total operating expenses	$74,472	$60,638	22.8%	$209,815	$184,170	13.9%

Interest and other income	$(501)	$(195)	156.9%	$(2,912)	$(258)	1,028.7%
Interest expense	29,948	27,194	10.1%	89,716	80,906	10.9%
Leasing transaction costs	51	—	N/C (1)	178	—	N/C (1)
Total other expenses	$29,498	$26,999	9.3%	$86,982	$80,648	7.9%

As a percentage of total revenues:
General and administrative	5.2%	5.5%	5.5%	5.6%
Real estate	4.0%	3.7%	4.1%	3.7%
(1) Not calculable ("N/C")
Quarter and Nine Months Ended September 30, 2019 versus Quarter and Nine Months Ended September 30, 2018
General and Administrative.   General and administrative expenses increased in amount but decreased as a percentage of total revenues for the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase in general and administrative expenses for the nine months ended September 30, 2019, is primarily attributable to an increase in compensation costs.
Real Estate.   Real estate expenses increased in amount and as a percentage of total revenues for the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase is primarily attributable to the increase in reimbursable expenses and expenses from certain properties that became vacant during the quarter and nine months ended September 30, 2019, and during the year ended December 31, 2018.
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount for the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase is primarily due to the acquisition of 131 properties with an aggregate gross leasable area of approximately 2,645,000 square feet in 2019 and 265 properties with an aggregate gross leasable area of approximately 2,167,000 square feet during 2018.
Impairment Losses – real estate, net of recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN recognized real estate impairments, net of recoveries of $21,124,000 and $9,718,000 for the nine months ended September 30, 2019 and 2018, respectively, of which $10,692,000 and $3,635,000 was recorded during the quarters ended September 30, 2019 and 2018, respectively.
Interest and Other Income. Interest and other income increased in amount for the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase is primarily due to the gain of $1,331,000 on sale of equity investments and $1,471,000 in interest income on cash balances recognized during the nine months ended September 30, 2019.
Interest expense. Interest expense increased for the quarter and nine months ended September 30, 2019, as compared to the same period in 2018. The following represents the primary changes in debt that have impacted interest expense:

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

(iv)
the decrease of $113,145,000 in the weighted average outstanding balance on the Credit Facility and a lower weighted average interest rate for the nine months ended September 30, 2019, as compared to the same period in 2018.

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
Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. The table below summarizes NNN’s cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents:
Provided by operating activities	$399,032	$365,508
Used in investing activities	(409,022)	(293,741)
Provided by financing activities	249,411	534,541
Increase	239,421	606,308
Net cash at beginning of period	114,267	1,364
Net cash at end of period	$353,688	$607,672

Cash provided by operating activities represents cash received primarily from Rental Revenue and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the nine months ended September 30, 2019 and 2018, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the nine months ended September 30, 2019, included the following significant transactions:

•	$379,410,000 in net proceeds from the issuance of 7,000,000 shares of common stock in September,

•	$16,481,000 in net proceeds from the issuance of 309,127 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$125,946,000 in net proceeds from the issuance of 2,344,022 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$12,291,000 in dividends paid to holders of the depositary shares of NNN’s 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock"),

•	$13,455,000 in dividends paid to holders of the depositary shares of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"), and

•	$245,574,000 in dividends paid to common stockholders.

Contractual Obligations and Commercial Commitments. The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of September 30, 2019. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of September 30, 2019.

	Expected Maturity Date (dollars in thousands)
	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt(1)	$2,886,982	$145	$596	$630	$325,664	$359,947	$2,200,000
Long-term debt – interest(2)	1,019,854	28,095	112,365	112,331	109,724	91,308	566,031
Headquarters office lease	4,424	191	773	788	804	821	1,047
Ground leases	8,582	136	564	573	582	582	6,145
Total contractual cash obligations	$3,919,842	$28,567	$114,298	$114,322	$436,774	$452,658	$2,773,223

(1)	Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and note costs.

(2)	Interest calculation based on stated rate of the principal amount.
In addition to the contractual obligations outlined above, NNN has committed to fund construction on 12 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at September 30, 2019, are outlined in the table below (dollars in thousands):

Total commitment(1)	$53,724
Less amount funded	24,943
Remaining commitment	$28,781
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
As of September 30, 2019, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2018. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant Properties or uncollectability of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of September 30, 2019, NNN owned 28 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio. Additionally, as of September 30, 2019, less than one percent of the Property Portfolio is leased to one tenant that filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, this tenant has the right to reject or affirm their leases with NNN.
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
The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Series E Preferred Stock(1):
Dividends	$4,097	$4,097	12,291	12,291
Per depositary share	0.356250	0.356250	1.068750	1.068750

Series F Preferred Stock(2):
Dividends	4,485	4,485	13,455	13,455
Per depositary share	0.325000	0.325000	0.975000	0.975000

Common stock:
Dividends	83,935	78,253	245,574	223,836
Per share	0.515	0.500	1.515	1.450
(1) In October 2019, NNN redeemed the 5.700% Series E Preferred Stock, including all accrued and unpaid dividends through, but not including, the redemption date.
(2) The Series F Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
In October 2019, NNN declared a dividend of $0.515 per share which is payable in November 2019 to its common stockholders of record as of October 31, 2019.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	September 30, 2019	Percentage of Total	December 31, 2018	Percentage of Total
Mortgages payable	$12,221	0.4%	$12,694	0.4%
Notes payable	2,841,680	99.6%	2,838,701	99.6%
Total outstanding debt	$2,853,901	100.0%	$2,851,395	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $900,000,000 unsecured revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $8,443,000 and a weighted average interest rate of 3.2% during the nine months ended September 30, 2019. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $1,600,000,000, subject to lender approval. As of September 30, 2019, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility.

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
Common Stock Issuances. In September 2019, NNN filed a prospectus supplement to the prospectus contained in its February 2018 shelf registration statement and issued 7,000,000 shares of common stock at a price of $56.50 per share and received net proceeds of $379,410,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $16,090,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses. In October 2019, NNN used the net proceeds from this offering to redeem all of its 11,500,000 outstanding depositary shares, each representing a 1/100th interest in a share of its Series E Preferred Stock. The Series E Preferred Stock was redeemed at $25.00 per depositary share, plus accumulated and unpaid distributions through, but not including, the redemption date, for an aggregate redemption price of $25.079167 per depositary share. In addition, NNN used the net proceeds from this offering to repay outstanding indebtedness under the Credit Facility, to fund property acquisitions and for general corporate purposes.
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

	Nine Months Ended September 30,
	2019	2018
Shares of common stock	309,127	225,481
Net proceeds	$16,481	$9,115
At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM program:

2018 ATM
Established date	February 2018
Termination date	February 2021
Total allowable shares	12,000,000
Total shares issued as of September 30, 2019	9,722,185
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2019	2018
Shares of common stock	2,344,022	4,896,563
Average price per share (net)	$53.73	$42.60
Net proceeds	$125,946	$208,579
Stock issuance costs (1)	$1,390	$2,792
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Recent Accounting Pronouncements

Refer to Note 1 to the September 30, 2019, condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of September 30, 2019, NNN had three forward starting swaps with a total notional amount of $200,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of September 30, 2019 and December 31, 2018. The table presents principal payments and related interest rates by year for debt obligations outstanding as of September 30, 2019. NNN had no outstanding balance on its variable rate Credit Facility as of September 30, 2019 and December 31, 2018, respectively, and had no other outstanding variable rate debt as of September 30, 2019. The table incorporates only those debt obligations that existed as of September 30, 2019, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by less than one percent for the nine months ended September 30, 2019.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2019	$166	5.23%	$—	—
2020	682	5.23%	—	—
2021	716	5.23%	—	—
2022	750	5.23%	323,293	3.99%
2023	9,968	5.23%	348,981	3.39%
Thereafter	—	—	2,187,951	4.06%	(3)
Total	$12,282	5.23%	$2,860,225	3.97%
Fair Value:
September 30, 2019	$12,282		$3,074,246
December 31, 2018	$12,768		$2,813,583
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

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of September 30, 2019, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. NNN adopted the new lease accounting guidance in ASU 2016-02 "Leases (Topic 842)" on January 1, 2019. The implementation of the new lease accounting standard included additions to NNN's internal controls, policies and procedures. There have been no other changes in NNN's internal control over financial reporting during the nine months ended September 30, 2019 that have materially affected or are reasonably likely to materially affect NNN's internal control over financial reporting.

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2019, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

	104.1	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 31st day of October, 2019.

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2019, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

	104.1	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.