Form 10-K
period 2019-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2020-02-11
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2019
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
450 South Orange Avenue, Suite 900
Orlando, Florida 32801
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (407) 265-7348
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of exchange on which registered:
Common Stock, $0.01 par value	NNN	New York Stock Exchange
Depositary Shares, each representing one-hundredth of a share of 5.200% Series F Preferred Stock, $0.01 par value	NNN/PF	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At June 30, 2019, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $8,616,156,714 based upon the last reported sale price on the New York Stock Exchange on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.
The number of shares of common stock outstanding as of January 31, 2020 was 171,697,831.

DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of National Retail Properties, Inc.’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I
Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms “registrant” or “NNN” or the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain subsidiaries as taxable real estate investment trust subsidiaries, (“TRS”).
Forward-Looking Statements
Statements contained in this Annual Report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when NNN uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, NNN is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, NNN’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and NNN undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	Changes in financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general;

•	Loss of rent from tenants would reduce NNN’s cash flow;

•	A significant portion of NNN’s annual base rent is concentrated in specific industry classifications, tenants and geographic locations;

•	NNN may not be able to successfully execute its acquisition or development strategies;

•	NNN may not be able to dispose of properties consistent with its operating strategy;

•	Certain provisions of NNN’s leases or loan agreements may be unenforceable;

•	Competition from numerous other real estate investment trusts (“REIT”), commercial developers, real estate limited partnerships and other investors may impede NNN’s ability to grow;

•	NNN's loss of key management personnel could adversely affect performance and the value of its securities;

•	Uninsured losses may adversely affect NNN’s operating results and asset values;

•	NNN’s ability to fully control the management of its net-leased properties may be limited;

•	Vacant properties or bankrupt tenants could adversely affect NNN’s business or financial condition;

•	NNN’s failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and the market value of NNN's securities;

•	Cybersecurity risks and cyber incidents could adversely affect NNN's business, disrupt operations and expose NNN to liabilities to tenants, employees, capital providers, and other third parties;

•	Future investment in international markets could subject NNN to additional risks;

•	NNN may suffer a loss in the event of a default or bankruptcy of a tenant or borrower;

•	Property ownership through joint ventures and partnerships could limit NNN’s control of those investments;

•	Acts of violence, terrorist attacks or war may affect the markets in which NNN operates and NNN’s results of operations;

•	Changes in accounting pronouncements could adversely impact NNN’s or NNN’s tenants’ reported financial performance;

•	NNN may be unable to obtain debt or equity capital on favorable terms, if at all;

•	The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition;

•
NNN is obligated to comply with financial and other covenants in its debt instruments that could restrict its operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment of such debt;

•	The market value of NNN’s equity and debt securities is subject to various factors that may cause significant fluctuations or volatility;

•	NNN’s ability to pay dividends in the future is subject to many factors;

•	The phase-out of LIBOR could affect interest rates under NNN's variable rate debt;

•	Owning real estate and indirect interests in real estate carries inherent risks;

•	NNN’s real estate investments are illiquid;

•	NNN may be subject to known or unknown environmental liabilities and hazardous materials on Properties owned by NNN;

•	The cost of complying with changes in governmental laws and regulations may adversely affect NNN’s results of operations;

•	NNN’s failure to qualify as a REIT for federal income tax purposes could result in significant tax liability;

•	Even if NNN remains qualified as a REIT, NNN faces other tax liabilities that reduce operating results and cash flow;

•	Adverse legislative or regulatory tax changes could reduce NNN’s earnings and cash flow and the market value of NNN’s securities; and

•	Compliance with REIT requirements, including distribution requirements, may limit NNN’s flexibility and may negatively affect NNN’s operating decisions;

•
The share ownership restrictions of the Internal Revenue Code for REITs and the 9.8% share ownership limit in NNN’s charter may inhibit market activity in NNN’s shares of stock and restrict NNN’s business combination opportunities; and

•	Non-compliance with Title III of the Americans with Disabilities Act of 1990 could have an adverse effect on NNN's business and operating results.
In addition, NNN describes risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7).

Item 1.	Business
The Company
NNN, a Maryland corporation, is a fully integrated REIT formed in 1984. NNN's assets are primarily real estate assets. NNN's consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K.
The common shares of National Retail Properties, Inc. are traded on the New York Stock Exchange (the "NYSE") under the ticker symbol "NNN." The Company has one series of preferred shares outstanding which is traded in the form of depositary shares: the depositary shares, each representing 1/100th of a share of 5.200% Series F Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series F Preferred Stock”), are traded on the NYSE under the symbol "NNN/PF."
Real Estate Assets
NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property"). NNN owned 3,118 Properties with an aggregate gross leasable area of approximately 32,460,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.2 years as of December 31, 2019. Approximately 99 percent of the Properties were leased as of December 31, 2019.
Competition
NNN faces active competition from many sources, both domestically and internationally, for net-lease investment opportunities in commercial properties. Competitors may be willing to accept rates of return, prices, lease terms, other transaction terms, or levels of risk that NNN finds unacceptable.
Employees
As of January 31, 2020, NNN employed 70 associates.
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
NNN holds each Property until it determines that the sale of such Property is advantageous in view of NNN’s investment objectives. In deciding whether to sell a Property, factors NNN may consider include, but are not limited to, potential capital appreciation, net cash flow, tenant credit quality, tenant's line of trade, portfolio composition, market lease rates, local market conditions, future uses of the Property, potential use of sale proceeds and federal income tax considerations.
NNN’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. These key indicators for NNN include items such as: the composition of the Property Portfolio (such as tenant, geographic and line of trade diversification), the occupancy rate of the Property Portfolio, certain financial performance ratios and profitability measures, industry trends, and industry performance compared to that of NNN.
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
The operating strategies employed by NNN have allowed NNN to increase the annual dividend (paid quarterly) per common share for 30 consecutive years. NNN is one of only three publicly traded REITs to increase its annual dividend per common share for 30 or more consecutive years.
Investment in Real Estate or Interests in Real Estate
NNN’s management believes that single tenant, freestanding net lease retail properties will continue to provide attractive investment opportunities and that NNN is well suited to take advantage of these opportunities because of its experience in accessing capital markets, and its ability to source, underwrite and acquire such properties.
In evaluating a particular acquisition, management may consider a variety of factors, including but not limited to:

•	the location, visibility and accessibility of the property,

•	the geographic area and demographic characteristics of the community,

•	the local real estate market conditions, including potential for growth, redevelopment, market rents, and existing or potential competing properties or retailers,

•	the size, age and title status of the property,

•	the quality of construction and design and the current physical condition of the property,

•	the potential for, and current extent of, any environmental problems,

•	the purchase price,

•	the non-financial lease terms of the proposed acquisition,

•	the availability of funds or other consideration for the proposed acquisition and the cost thereof,

•	the compatibility of the property with NNN’s existing Property Portfolio,

•	the property-level operating history,

•	the financial and other characteristics of the existing tenant,

•	the tenant’s business plan, operating history and management team,

•	the tenant’s industry,

•	the terms of any lease,

•	the rent to be paid by the tenant,

•	any existing indebtedness encumbering the property which may be assumed in connection with acquiring or refinancing these investments, and

•	the merits relative to other opportunities.
NNN intends to engage in future investment activities in a manner that is consistent with the maintenance of its status as a REIT for federal income tax purposes. Additionally, NNN does not intend to engage in activities that will make NNN an investment company under the Investment Company Act of 1940, as amended.

Investments in Real Estate Mortgages and Securities of or Interests in Entities Engaged in Real Estate Activities
While NNN’s primary business objectives emphasize retail properties, NNN may invest in (i) a wide variety of property and tenant types, (ii) leases, mortgages and other types of real estate interests, (iii) loans secured by personal property, (iv) loans secured by partnership or membership interests in partnerships or limited liability companies, respectively, or (v) securities of other REITs, or other issuers, including for the purpose of exercising control over such entities.
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
NNN typically funds its short-term liquidity requirements including investments in additional properties with advances from its $900,000,000 unsecured revolving credit facility ("Credit Facility"). As of December 31, 2019, $133,600,000 was outstanding and $766,400,000 was available for future borrowings under the Credit Facility.
As of December 31, 2019, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 35 percent and the ratio of secured indebtedness to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 25 percent. Certain financial agreements contain covenants that limit NNN’s ability to incur additional debt under certain circumstances.
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
Property Portfolio
As of December 31, 2019, NNN owned 3,118 Properties with an aggregate gross leasable area of approximately 32,460,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.2 years. Approximately 99 percent of total Properties were leased as of December 31, 2019.
The following table summarizes the Property Portfolio as of December 31, 2019 (in thousands):

	Size(1)			Total Dollars Invested(2)
	High	Low	Average	High	Low	Average
Land	6,586	5	103	$11,899	$5	$814
Building	179	1	11	45,286	19	1,938

(1)	Approximate square feet.

(2)	Costs vary depending upon size, improvements, local market conditions and other factors.

As of December 31, 2019, NNN has committed to fund construction on 19 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of December 31, 2019, are outlined in the table below (dollars in thousands):

Total commitment(1)	$75,927
Less amount funded	44,368
Remaining commitment	$31,559

(1)	Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

Leases

The following is a summary of the general structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. Generally, the Property leases provide for initial terms of 10 to 20 years. As of December 31, 2019, the weighted average remaining lease term of the Property Portfolio was approximately 11.2 years. The Properties are generally leased under triple-net leases, which require the tenant to pay all property taxes and assessments, to maintain the interior and exterior of the property, and to carry property and liability insurance coverage. NNN's leases provide for annual base rental payments (generally payable in monthly installments) ranging from $6,000 to $3,714,000 (average of $215,000), and generally provide for increases in rent as a result of (i) increases in the Consumer Price Index ("CPI"), (ii) fixed increases, or, to a lesser extent, (iii) increases in the tenant’s sales volume.
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
The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2019:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2020	1.7%	66	688,000	2026	4.5%	174	1,672,000
2021	3.5%	115	1,253,000	2027	7.1%	194	2,582,000
2022	5.5%	123	1,634,000	2028	4.5%	153	1,158,000
2023	2.9%	118	1,471,000	2029	3.0%	75	1,030,000
2024	3.7%	100	1,600,000	Thereafter	58.3%	1,799	16,880,000
2025	5.3%	167	1,850,000

(1)	Based on annualized base rent for all leases in place as of December 31, 2019.

(2)	Approximate square feet.

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2019	2018	2017
1.	Convenience stores	18.2%	18.0%	18.1%
2.	Restaurants - full service	11.1%	11.4%	12.1%
3.	Automotive service	9.6%	8.6%	6.9%
4.	Restaurants - limited service	8.8%	8.9%	7.6%
5.	Family entertainment centers	6.7%	7.1%	6.4%
6.	Health and fitness	5.2%	5.6%	5.6%
7.	Theaters	4.7%	5.0%	4.8%
8.	Recreational vehicle dealers, parts and accessories	3.4%	3.4%	3.4%
9.	Automotive parts	3.1%	3.4%	3.6%
10.	Equipment rental	2.6%	1.9%	2.0%
	Other	26.6%	26.7%	29.5%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2019:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	502	17.6%
2.	Florida	230	8.8%
3.	Ohio	199	5.8%
4.	Illinois	142	5.0%
5.	Georgia	151	4.5%
6.	North Carolina	156	4.5%
7.	Indiana	146	4.0%
8.	Tennessee	142	3.8%
9.	Virginia	117	3.6%
10.	California	65	3.3%
	Other	1,268	39.1%
		3,118	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2019.
As of December 31, 2019, NNN did not have any tenant that accounted for ten percent or more of its rental income.
Governmental Regulations Affecting Properties
Property Environmental Considerations.  Subject to a determination of the level of risk and potential cost of remediation, NNN may acquire a property where some level of environmental contamination may exist. Investments in real property create a potential for substantial environmental liability for the owner of such property from the presence or discharge of hazardous materials on the property or the improper disposal of hazardous materials emanating from the property, regardless of fault. In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy which provides some coverage for substantially all of the Properties. As a part of its acquisition due diligence process, NNN obtains an environmental site assessment for each property. In such cases where NNN intends to acquire a property where some level of contamination may exist, NNN generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance to address environmental conditions at the property. NNN may incur costs if the seller or tenant does not comply with these requirements.
As of February 4, 2020, NNN has 73 Properties currently under some level of environmental remediation and/or monitoring. In general, the responsible party (which may include the seller, a previous owner, the tenant or an adjacent or former land owner) is liable for the cost of the environmental remediation for each of these Properties.
Americans with Disabilities Act of 1990.  The Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the "ADA"). The tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of February 4, 2020, NNN has not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.
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

Additional Information
NNN’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348.
NNN’s website is located at www.nnnreit.com. NNN intends to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to its Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer by providing such information on its website within four days after effecting any amendment to, or granting any waiver under, that code, and NNN will maintain such information on its website for at least twelve months. The information contained on NNN’s website does not constitute part of this Form 10-K.
On NNN’s website you can also obtain, free of charge, a copy of this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable, after NNN files such material electronically with, or furnish it to, the Securities and Exchange Commission ("Commission" or "SEC"). The public may read and obtain a copy of any materials NNN files electronically with the Commission at www.sec.gov.
Additional information on NNN’s website includes the guiding policies adopted by NNN, which include NNN’s Corporate Governance Guidelines, Code of Business Conduct Policy and Whistleblower Policy, as well as NNN’s stance on corporate governance, social responsibility and environmental practices and impact.

Item 1A.	Risk Factors
Carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto. If any of the events or developments described below were actually to occur, NNN’s business, financial condition or results of operations could be adversely affected.
Risks Related to NNN’s Business and Operations
Financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general.
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
There can be no assurance that actions of the United States Government, the Federal Reserve or other government and regulatory bodies attempting to stabilize the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, retailers, consumers, NNN’s financial condition, NNN's results of operations or the trading price of NNN’s shares.
Potential consequences of challenging and volatile financial and economic conditions include:

•
the financial condition of NNN’s tenants may be adversely affected, which may result in tenant defaults under the leases due to bankruptcy, lack of liquidity, operational failures or for other reasons,

•
the ability to raise equity capital or to raise equity capital or borrow on terms and conditions that NNN finds acceptable may be limited or unavailable, which could reduce NNN’s ability to pursue acquisition and development opportunities and refinance existing debt, reduce NNN’s returns from acquisition and development activities, reduce NNN’s ability to make cash distributions to its stockholders and increase NNN’s future interest expense,

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
NNN's tenants encounter significant macroeconomic, governmental and competitive forces. Adverse changes in consumer spending or consumer preferences for particular goods, services or store based retailing could severely impact their ability to pay rent. Shifts from in-store to online shopping could increase due to changing consumer shopping patterns as well as the increase in consumer adoption and use of mobile electronic devices. This expansion of e-commerce could have an adverse impact on NNN's tenants' ongoing viability and the size, type and location of space tenants lease in the future. NNN cannot predict with certainty what tenants will want or what the impact will be on market rents. The default, financial distress, bankruptcy or liquidation of one or more of NNN’s tenants could cause substantial vacancies in the Property Portfolio. Vacancies reduce NNN’s revenues, increase property expenses and could decrease the value of each vacant Property. Upon the expiration of a lease, the tenant may choose not to renew the lease and NNN may not be able to re-lease the vacant Property at a comparable lease rate. Furthermore, NNN may incur additional expenditures in connection with such renewal or re-leasing.
A significant portion of the source of the Property Portfolio annual base rent is concentrated in specific industry classifications, tenants and geographic locations.
As of December 31, 2019, approximately,

•	54.4% of the Property Portfolio annual base rent is generated from tenants in five retail lines of trade, including convenience stores (18.2%) and full-service and limited-service restaurants (19.9%),

•
21.0% of the Property Portfolio annual base rent is generated from five tenants, 7-Eleven (5.0%), Mister Car Wash (4.6%), Camping World (4.2%), LA Fitness (3.7%) and Flynn Restaurant Group (Taco Bell/Arby's) (3.5%), and

•	41.7% of the Property Portfolio annual base rent is generated from properties located in five states, including Texas (17.6%) and Florida (8.8%).
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
NNN’s development activities are subject to, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory approvals, the cost and timely completion of construction (including risks from factors beyond NNN’s control, such as weather or labor conditions or material shortages), the risk of finding tenants for the properties and the ability to obtain both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant the opportunity to delay rent commencement, reduce rent or terminate a lease. Any of these situations may delay or eliminate proceeds or cash flows NNN expects from these projects, which could have an adverse effect on NNN’s financial condition.
NNN may not be able to dispose of properties consistent with its operating strategy.
NNN may be unable to sell Properties targeted for disposition under favorable terms due to adverse market conditions or possible prohibitive tax liability. This may adversely affect, among other things, NNN’s ability to sell under favorable terms, execute its operating strategy, achieve target earnings or returns, retire or repay debt or pay dividends.
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
NNN’s ability to fully control the management of its net-leased properties may be limited.
The tenants of net-leased properties are responsible for maintenance and other day-to-day management of the Properties. If a Property is not adequately maintained in accordance with the terms of the applicable lease, NNN may incur expenses for deferred maintenance expenditures or other liabilities when the lease expires. While NNN’s leases generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. Although NNN endeavors to monitor compliance by tenants with their lease obligations, NNN may not always be able to ascertain or forestall deterioration in the condition of a property or the financial circumstances of a tenant.
Vacant properties or bankrupt tenants could adversely affect NNN’s business or financial condition.
As of December 31, 2019, NNN owned 32 vacant, un-leased Properties, which accounted for approximately one percent of total Properties held in the Property Portfolio. NNN is actively marketing these Properties for sale or lease but may not be able to sell or lease these Properties on favorable terms or at all. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with NNN could have a material adverse effect on the liquidity and results of operations of NNN if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of February 10, 2020, less than two percent of total Properties, and less than one percent of aggregate gross leasable area held in the Property Portfolio, was leased to two tenants that are currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
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
NNN uses information technology and other computer resources to carry out important operational activities and to maintain its business records. As part of NNN’s normal business activities, NNN collects and stores certain personal identifying and confidential information relating to its tenants, employees, vendors and suppliers, and maintains operational and financial information related to NNN’s business. NNN has implemented systems and processes intended to address ongoing and evolving cybersecurity risks, secure its information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. Although NNN and its service providers employ what NNN believes are adequate security, disaster recovery and other preventative and corrective measures, NNN’s security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, fraud, hacking, employee error, system error, and faulty password management.

NNN’s ability to conduct its business may be impaired if its information technology resources, including its websites or e-mail systems, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, fraud, intentional penetration or disruption of its information technology resources by:

•	a third party,

•	natural disaster,

•	a failure of hardware or software due to a design or programmatic flaw,

•	a failure of hardware or software security controls,

•	telecommunications system failure,

•	service provider error or failure,

•	fraudulent transactions,

•	intentional or unintentional personnel actions, or

•	lost connectivity to NNN’s networked resources.
A significant and extended disruption could damage NNN’s business or reputation and cause:

•	loss of revenues or tenant relationships,

•	unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and

•	NNN to incur significant expenses to address and remediate or otherwise resolve these kinds of issues.
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
As of December 31, 2019, NNN had no outstanding mortgages and notes receivable. If a borrower defaults on a mortgage or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the collateral may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN’s loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets and are typically subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. If a borrower defaults on the debt senior to NNN’s loan, or in the event of the bankruptcy of a borrower, NNN’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied.

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
Risks Related to Financing NNN’s Business
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
As of December 31, 2019, NNN had outstanding debt, including mortgages payable of $12,059,000, total unsecured notes payable of $2,842,698,000 and $133,600,000 was outstanding on the Credit Facility. NNN’s organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional indebtedness and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN’s financial condition and results of operations, as well as NNN’s ability to pay principal and interest on the outstanding indebtedness or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations.
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
As of December 31, 2019, NNN had approximately $2,988,357,000 of outstanding indebtedness, of which approximately $12,059,000 was secured indebtedness. NNN’s unsecured debt instruments contain various restrictive covenants which include, among others, provisions restricting NNN’s ability to:

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
As with other publicly traded securities, the market price of NNN’s equity and debt securities depends on various factors, which may change from time-to-time and/or may be unrelated to NNN’s financial condition, operating performance or prospects that may cause significant fluctuations or volatility in such prices. These factors, among others, include:

•	general economic and financial market conditions,

•	level and trend of interest rates,

•	changes in government taxation or regulatory policies,

•	NNN’s ability to access the capital markets to raise additional capital,

•	the issuance of additional equity or debt securities,

•	changes in NNN’s funds from operations or earnings estimates,

•	changes in NNN’s debt ratings or analyst ratings,

•	NNN’s financial condition and performance,

•	market perception of NNN compared to other REITs, and

•	market perception of REITs compared to other investment sectors.
NNN’s ability to pay dividends in the future is subject to many factors.
NNN’s ability to pay dividends may be impaired if any of the risks described in this section were to occur. In addition, payment of NNN’s dividends depends upon NNN’s earnings, financial condition, maintenance of NNN’s REIT status and other factors as NNN’s Board of Directors may deem relevant from time to time.
The phase-out of LIBOR could affect interest rates under NNN's variable rate debt.
LIBOR is used as a reference rate for NNN’s revolving Credit Facility. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear if LIBOR will cease to exist at that time, if a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. NNN is not able to predict when LIBOR will cease to be available or if SOFR, or another alternative rate reference rate, attains market traction as a LIBOR replacement. If LIBOR ceases to exist, NNN will need to agree upon a benchmark replacement index with the bank, and as such the interest rate on its Credit Facility may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact NNN's cash flow.

General Real Estate Risks
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
As part of its due diligence process, NNN generally obtains an environmental site assessment for each Property it acquires. In cases where NNN intends to acquire real estate where evidence of some level of known contamination may exist, NNN generally requires the seller or tenant to (i) remediate the contamination in accordance with applicable laws, rules and regulations, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance. Although sellers or tenants may be contractually responsible for remediating hazardous materials on a property and may be responsible for indemnifying NNN for any liability resulting from the use of a Property and for any failure to comply with any applicable environmental laws, rules or regulations, NNN has no assurance that sellers, tenants or any other responsible party shall be able to meet their remediation and indemnity obligations to NNN. A tenant, seller or any other responsible party may not have the financial ability to meet its remediation and indemnity obligations to NNN when required. Furthermore, NNN may have strict liability to governmental agencies or third parties as a result of the existence of hazardous materials on Properties, whether or not NNN knew about or caused such hazardous materials to exist.
As of February 4, 2020, NNN has 73 Properties currently under some level of environmental remediation and/or monitoring. In general, the responsible party (which may include the seller, a previous owner, the tenant or an adjacent or former land owner) is liable for the cost of the environmental remediation for each of these Properties.
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
Risks Related to Government Regulations and Tax Matters
Costs of complying with changes in governmental laws and regulations may adversely affect NNN’s results of operations.
NNN cannot predict what laws or regulations will be enacted in the future, how future laws or regulations will be administered or interpreted, or how future laws or regulations will affect NNN, its Properties or its tenants, including, but not limited to environmental laws and regulations. Compliance with new laws or regulations, or stricter interpretation of existing laws, may require NNN, its tenants, or consumers to incur significant expenditures, impose significant liability, restrict or prohibit business activities and could cause a material adverse effect on NNN’s results of operation.
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
To maintain its status as a REIT for U.S. federal income tax purposes, NNN must meet certain requirements on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN’s funds are otherwise needed to fund expenditures or debt service requirements. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, so long as it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2019, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state income, franchise and excise taxes.
The share ownership restrictions of the Internal Revenue Code for REITs and the 9.8% share ownership limit in NNN’s charter may inhibit market activity in NNN’s shares of stock and restrict NNN’s business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of NNN’s issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns NNN’s shares of stock under this requirement. Additionally, at least 100 persons must beneficially own NNN’s shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that NNN meets these tests, among other purposes, NNN’s charter restricts the acquisition and ownership of NNN’s shares of stock.
NNN’s charter, with certain exceptions, authorizes NNN’s Board of Directors to take such actions as are necessary and desirable to preserve NNN’s qualification as a REIT while NNN so qualifies. Unless exempted by the Board of Directors, for so long as NNN qualifies as a REIT, NNN’s charter prohibits, among other limitations on ownership and transfer of shares of NNN’s stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of NNN’s outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of NNN’s shares of stock. The Board of Directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the Board of Directors may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of NNN’s qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the Board of Directors determines that it is no longer in NNN’s best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our Common Stock or otherwise be in the best interest of NNN’s stockholders.
Non-compliance with Title III of the Americans with Disabilities Act of 1990 could have an adverse effect on NNN's business and operating results.
The Properties, as commercial facilities, are required to comply with the ADA. NNN's tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply.

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
Market Information.
The common stock of NNN currently is traded on the NYSE under the symbol “NNN.”
Performance Graphs.
Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“FNER”) and the S&P 500 Index (“S&P”) for the five-year period commencing December 31, 2014 and ending December 31, 2019. The graph assumes an investment of $100 on December 31, 2014.

Comparison to Five-Year Cumulative Total Return

Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“FNER”) and the S&P 500 Index (“S&P”) for the fifteen-year period commencing December 31, 2004 and ending December 31, 2019. The graph assumes an investment of $100 on December 31, 2004.
Comparison to Fifteen-Year Cumulative Total Return
Dividends.
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
In January 2020, NNN declared dividends payable to its stockholders of $88,148,000, or $0.515 per share, of common stock.
Holders.
On January 31, 2020, there were 1,679 registered holders of record of NNN's common stock. Many of NNN's shares of common stock are held by brokers and institutions on behalf of stockholders, NNN is unable to estimate the total number of stockholders represented by these record holders.
Securities Authorized for Issuance Under Equity Compensation Plans.
None.
Sale of Unregistered Securities.
None.
Issuer Purchases of Equity Securities.
None.

Item 6.	Selected Financial Data
The following table sets forth selected, historical, consolidated financial data for NNN and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of and the related notes included elsewhere in this Annual Report on Form 10-K.
Historical Financial Highlights
(dollars in thousands, except per share data)

	2019	2018	2017	2016	2015
Gross revenues(1)	$673,599	$624,471	$585,255	$533,817	$483,025
Earnings from continuing operations	299,608	292,485	265,371	239,506	197,961
Net earnings	299,608	292,485	265,371	239,506	197,961
Net earnings attributable to NNN	299,180	292,447	264,973	239,500	197,836
Total assets	7,434,867	7,103,438	6,560,534	6,334,151	5,460,044
Total debt	2,988,357	2,851,395	2,580,207	2,311,689	1,975,944
Total stockholders’ equity of NNN	4,331,675	4,154,250	3,840,593	3,916,799	3,342,134
Cash dividends declared to:
Common stockholders	333,692	303,164	277,120	257,007	228,699
Series D preferred stockholders	—	—	3,598	19,047	19,047
Series E preferred stockholders	13,201	16,387	16,387	16,387	16,387
Series F preferred stockholders	17,940	17,940	17,940	3,189	—
Weighted average common shares:
Basic	164,688,498	155,744,601	149,111,188	144,176,224	133,998,674
Diluted	165,083,679	156,295,619	149,432,641	144,660,633	134,489,416
Earnings from continuing operations per share and net earnings per share:
Basic	1.56	1.65	1.45	1.39	1.21
Diluted	1.56	1.65	1.45	1.38	1.20
Cash dividends declared per share to:
Common stockholders	2.03	1.95	1.86	1.78	1.71
Series D preferred depositary stockholders	—	—	0.312847	1.656250	1.656250
Series E preferred depositary stockholders	1.147917	1.425000	1.425000	1.425000	1.425000
Series F preferred depositary stockholders	1.300000	1.300000	1.300000	0.231111	—

Other data:
Cash flows provided by (used in):
Operating activities	$501,727	$471,909	$421,557	$415,337	$341,095
Investing activities	(619,408)	(609,371)	(625,557)	(779,943)	(644,544)
Financing activities	4,526	250,365	(89,176)	644,886	307,105
Funds from operations – available to common stockholders(2)	446,661	395,337	359,179	330,544	289,193

(1)	Gross revenues include the aggregate of total revenue and interest and other income found on the Consolidated Statements of Income and Comprehensive Income.

(2)
The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a relative non-U.S. generally accepted accounting principles (“GAAP”) financial measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT and is used by NNN as follows: net earnings (computed in accordance with GAAP) plus depreciation and amortization of assets unique to the real estate industry, excluding gains (or including losses), any applicable taxes and noncontrolling interests on the disposition of certain assets, any impairment charges on a depreciable real estate asset and NNN’s share of these items from NNN’s unconsolidated partnerships and joint ventures.

Funds From Operations (FFO) Reconciliation
FFO is generally considered by industry analysts to be an appropriate measure of operating performance of real estate companies. FFO does not necessarily represent cash provided by operating activities in accordance with GAAP and should not be considered an alternative to net earnings as an indication of NNN’s operating performance or to cash flow as a measure of liquidity or ability to make distributions. Management considers FFO an appropriate measure of operating performance of an equity REIT because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as an operating performance measure. NNN’s computation of FFO may differ from the methodology for calculating FFO used by other equity REITs, and therefore, may not be comparable to such other REITs.
The following table reconciles FFO to the most directly comparable GAAP measure, net earnings for the years ended December 31:

	2019	2018	2017	2016	2015
Reconciliation of funds from operations:
Net earnings available to common stockholders	$258,183	$258,120	$217,193	$200,877	$162,402
Real estate depreciation and amortization	188,537	174,076	173,404	148,779	134,380
Gain on disposition of real estate, net of income tax expense and noncontrolling interests	(32,051)	(65,070)	(36,258)	(27,137)	(10,397)
Impairment losses – depreciable real estate, net of recoveries and income tax expense	31,992	28,211	4,840	8,025	2,808
FFO available to common stockholders	$446,661	$395,337	$359,179	$330,544	$289,193

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this annual report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the "Commission") on February 12, 2019.
The term "NNN" or the "Company" refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain subsidiaries as taxable real estate investment trust subsidiaries, ("TRS").
Forward-Looking Statements
The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data," and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. NNN makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risks may cause NNN’s actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see “Item 1A. Risk Factors.”
Overview
NNN, a Maryland corporation, is a fully integrated real estate investment trust ("REIT") formed in 1984. NNN's assets are primarily real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties," or "Property Portfolio," or individually a "Property").
NNN owned 3,118 Properties with an aggregate gross leasable area of approximately 32,460,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.2 years as of December 31, 2019. Approximately 99 percent of the Properties were leased as of December 31, 2019.
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
As of December 31, 2019, 2018 and 2017, the Property Portfolio has remained at least 98 percent leased. As of December 31, 2019, the average remaining lease term of the Property Portfolio was 11.2 years, which was consistent with the past three years. High occupancy levels coupled with a net lease structure, provides enhanced probability of maintaining operating earnings.

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
Purchase Accounting for Acquisition of Real Estate.  In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") guidance on business combinations, consideration for the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements and, if applicable, to identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and value of in-place leases, as applicable, based on their respective fair values.
Lease Accounting. Effective January 1, 2019, NNN adopted FASB Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," ("ASC 842") using the modified retrospective approach in which the cumulative effect of applying the new standard was recognized at the date of initial application with an immaterial positive adjustment to NNN’s opening balance of accumulated deficit. The modified retrospective approach provides a method for recording existing leases upon adoption which in comparative periods approximates the results of a full retrospective approach. NNN elected the package of practical expedients permitted under the transition guidance (which included: (i) an entity need not reassess whether any expired or existing contracts are or contain leases, (ii) an entity need not reassess the lease classification for any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases), the land easement practical expedient to carry forward existing accounting treatment on existing land easements, and the lease and non-lease component combined practical expedient.
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
Adoption of the new standard resulted in the recording of right-of-use ("ROU") assets and operating lease liabilities of approximately $7,735,000 and $10,155,000 respectively, as of January 1, 2019. Additional disclosures are included in Note 3 – Right-Of-Use Assets and Operating Lease Liabilities. The consolidated financial statements for the year ended December 31, 2019 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with NNN's historical accounting policy. ASC 842 did not materially impact NNN’s financial position or results of operations and had no impact on cash flows.
Real Estate – Held For Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less costs to sell.
Impairment – Real Estate.  Based upon certain events or changes in circumstances, management periodically assesses its Properties for possible impairment whenever the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions or the ability of NNN to re-lease or sell properties that are currently vacant or become vacant in a reasonable period of time. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value.

Revenue Recognition.  Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant. Rental revenues for non-development real estate assets are recognized when earned in accordance with the FASB guidance included in Leases, based on the terms of the lease of the leased asset. Lease termination fees are recognized when collected subsequent to the related lease that is cancelled and NNN no longer has continuing involvement with the former tenant with respect to that property.
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
New Accounting Pronouncements.  Refer to Note 1 of the December 31, 2019, Consolidated Financial Statements for a summary and the anticipated impact of each accounting pronouncement on NNN's financial position or results of operations.

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio as of December 31:

	2019	2018	2017
Properties Owned:
Number	3,118	2,969	2,764
Total gross leasable area (square feet)	32,460,000	30,487,000	29,093,000
Properties:
Leased and unimproved land	3,086	2,917	2,740
Percent of Properties – leased and unimproved land	99%	98%	99%
Weighted average remaining lease term (years)	11.2	11.5	11.5
Total gross leasable area (square feet) – leased	31,818,000	29,439,000	28,703,000

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2019:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2020	1.7%	66	688,000	2026	4.5%	174	1,672,000
2021	3.5%	115	1,253,000	2027	7.1%	194	2,582,000
2022	5.5%	123	1,634,000	2028	4.5%	153	1,158,000
2023	2.9%	118	1,471,000	2029	3.0%	75	1,030,000
2024	3.7%	100	1,600,000	Thereafter	58.3%	1,799	16,880,000
2025	5.3%	167	1,850,000

(1)	Based on the annualized base rent for all leases in place as of December 31, 2019.

(2)	Approximate square feet.

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2019	2018	2017
1.	Convenience stores	18.2%	18.0%	18.1%
2.	Restaurants - full service	11.1%	11.4%	12.1%
3.	Automotive service	9.6%	8.6%	6.9%
4.	Restaurants - limited service	8.8%	8.9%	7.6%
5.	Family entertainment centers	6.7%	7.1%	6.4%
6.	Health and fitness	5.2%	5.6%	5.6%
7.	Theaters	4.7%	5.0%	4.8%
8.	Recreational vehicle dealers, parts and accessories	3.4%	3.4%	3.4%
9.	Automotive parts	3.1%	3.4%	3.6%
10.	Equipment rental	2.6%	1.9%	2.0%
	Other	26.6%	26.7%	29.5%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.
The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2019:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	502	17.6%
2.	Florida	230	8.8%
3.	Ohio	199	5.8%
4.	Illinois	142	5.0%
5.	Georgia	151	4.5%
6.	North Carolina	156	4.5%
7.	Indiana	146	4.0%
8.	Tennessee	142	3.8%
9.	Virginia	117	3.6%
10.	California	65	3.3%
	Other	1,268	39.1%
		3,118	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2019.

Property Acquisitions.  The following table summarizes the Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2019	2018	2017
Acquisitions:
Number of Properties	210	265	276
Gross leasable area (square feet)	3,164,000	2,167,000	2,243,000
Initial cash yield	6.9%	6.8%	6.9%
Total dollars invested(1)	$752,497	$715,572	$754,892

(1)	Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2019	2018	2017
Number of properties	59	61	48
Gross leasable area (square feet)	1,113,000	686,000	346,000
Net sales proceeds	$126,194	$147,646	$96,757
Gain on disposition of real estate	$32,463	$65,070	$36,655
Cap rate	5.9%	5.1%	6.0%
NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  NNN’s total revenues have increased for the year ended December 31, 2019, as compared to the same periods ended in 2018 and 2017. This increase is primarily due to the increase in rental income from Property acquisitions (See "Results of Operations – Property Analysis – Property Acquisitions"). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to existing lease terms.
The following summarizes NNN's revenues for each of the years ended December 31 (dollars in thousands):

	2019	2018	2017	2019 Versus 2018 Percent	2018 Versus 2017 Percent

Rental Revenues(1)	$652,220	$604,615	$568,083	7.9%	6.4%
Real estate expense reimbursement from tenants	16,789	16,784	15,512	—	8.2%
Rental income	669,009	621,399	583,595	7.7%	6.5%
Interest and other income from real estate transactions	1,478	1,262	1,338	17.1%	(5.7)%
Total revenues	$670,487	$622,661	$584,933	7.7%	6.4%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").
Comparison of Revenues – 2019 versus 2018
Rental Income.   Rental income increased for the year ended December 31, 2019, as compared to the same period in 2018 primarily due to Property acquisitions:

(i)	a partial year of Rental Revenue from 210 Properties with aggregate gross leasable area of approximately 3,164,000 square feet acquired in 2019, and

(ii)	a full year of Rental Revenue from 265 Properties with a gross leasable area of approximately 2,167,000 square feet acquired in 2018.
Comparison of Revenues – 2018 versus 2017
Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of NNN's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Commission on February 12, 2019, for a detailed comparison of revenues for the years ended December 31, 2018 versus December 31, 2017.

Analysis of Expenses
General.  Operating expenses increased primarily due to the increase in depreciation expense resulting from the continued growth of NNN's Property Portfolio during the year ended December 31, 2019, as compared to the same period in 2018. The following summarizes NNN’s expenses for the year ended December 31 (dollars in thousands):

	2019	2018	2017	2019 Versus 2018 Percent	2018 Versus 2017 Percent
General and administrative	$37,651	$34,248	$33,805	9.9%	1.3%
Real estate	27,656	25,099	23,105	10.2%	8.6%
Depreciation and amortization	188,871	174,398	173,720	8.3%	0.4%
Impairment losses – real estate and other charges, net of recoveries	31,992	28,211	8,955	13.4%	215.0%
Retirement severance costs	—	1,013	7,845	(100.0)%	(87.1)%
Total operating expenses	$286,170	$262,969	$247,430	8.8%	6.3%

Interest and other income	$(3,112)	$(1,810)	$(322)	71.9%	462.1%
Interest expense	120,023	115,847	109,109	3.6%	6.2%
Leasing transaction costs	261	—	—	N/C (1)	—
Loss on early extinguishment of debt	—	18,240	—	(100.0)%	N/C (1)
Total other expenses (revenues)	$117,172	$132,277	$108,787	(11.4)%	21.6%

As a percentage of total revenues:
General and administrative	5.6%	5.5%	5.8%
Real estate	4.1%	4.0%	4.0%
 (1) Not calculable ("N/C")
Comparison of Expenses – 2019 versus 2018
General and Administrative Expenses.  General and administrative expenses increased in amount and remained relatively flat as a percentage of total revenues for the year ended December 31, 2019, as compared to the same period in 2018. The increase in general and administrative expenses for the year ended December 31, 2019, is primarily attributable to an increase in compensation costs.
Real Estate.  Real estate expenses increased in amount and remained relatively flat as a percentage of revenues for the year ended December 31, 2019, as compared to the same period in 2018. NNN focuses on real estate expenses, net of reimbursements from tenants. NNN's net real estate expenses for the years ended December 31, 2019 and 2018 were $10,867,000 and $8,315,000, respectively. The increase is primarily attributable to expenses from certain properties that became vacant during the years ended December 31, 2019 and 2018.
Depreciation and Amortization.  Depreciation and amortization expenses increased in amount for the year ended December 31, 2019, as compared to the same period in 2018. The increase in expenses is primarily due to the acquisition of 210 Properties with an aggregate gross leasable area of approximately 3,164,000 square feet in 2019 and 265 Properties with an aggregate gross leasable area of approximately 2,167,000 square feet in 2018.
Impairment Losses – Real Estate and Other Charges, Net of Recoveries.  NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the years ended December 31, 2019 and 2018, NNN recorded $31,992,000 and $28,211,000, respectively, of real estate impairments.

Interest Expense. Interest expense increased for the year ended December 31, 2019, compared to the same period in 2018. The increase is attributable to an increase in outstanding debt, including the following activity related to NNN's notes payable (dollars in thousands):

Transaction	Effective Date	Principal	Stated Interest Rate	Original Maturity
Issuance 2028 Notes	September 2018	$400,000	4.300%	October 2028
Issuance 2048 Notes	September 2018	300,000	4.800%	October 2048
Redemption 2021 Notes	October 2018	(300,000)	5.500%	July 2021
The increase in interest expense for 2019 is partially offset by a decrease of $97,529,000 in the weighted average outstanding balance on the Credit Facility, from $121,587,000 at December 31, 2018 to $24,058,000 at December 31, 2019.
Loss on Early Extinguishment of Debt.  In October 2018, NNN redeemed the $300,000,000 5.500% notes payable that were due in July 2021. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $18,240,000, and (ii) all accrued and unpaid interest.
Comparison of Expenses – 2018 versus 2017
Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of NNN's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Commission on February 12, 2019, for a detailed comparison of expenses for the years ended December 31, 2018 versus December 31, 2017.

Impact of Inflation
NNN’s leases typically contain provisions to mitigate the adverse impact of inflation on NNN’s results of operations. Tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the CPI, and/or, to a lesser extent, increases in the tenant’s sales volume. During times when inflation is greater than increases in rent, rent increases will not keep up with the rate of inflation.
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
NNN expects to meet short-term liquidity requirements through cash provided from operations and NNN’s Credit Facility. As of December 31, 2019, $133,600,000 was outstanding and $766,400,000 was available for future borrowings under the Credit Facility. NNN anticipates its long-term capital needs will be funded by the Credit Facility, cash provided from operations, the issuance of long-term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Consolidated Balance Sheets. NNN did not have restricted cash or cash held in escrow as of December 31, 2019, 2018 and 2017. The table below summarizes NNN’s cash flows for each of the years ended December 31 (dollars in thousands):

	2019	2018	2017
Cash and cash equivalents:
Provided by operating activities	$501,727	$471,909	$421,557
Used in investing activities	(619,408)	(609,371)	(625,557)
Provided by (used in) financing activities	4,526	250,365	(89,176)
Increase (decrease)	(113,155)	112,903	(293,176)
Net cash at beginning of year	114,267	1,364	294,540
Net cash at end of year	$1,112	$114,267	$1,364
Cash provided by operating activities represents cash received primarily from Rental Revenues and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the years ended December 31, 2019, 2018 and 2017, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the year ended December 31, 2019, included the following significant transactions:
(i) Issuance of common stock resulted in the following net proceeds:

•	$379,410,000 from the issuance of 7,000,000 shares of common stock in September,

•	$19,442,000 from the issuance of 362,918 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”), and

•	$125,905,000 from the issuance of 2,344,022 shares of common stock in connection with the at-the-market ("ATM") equity program.
(ii) Dividends paid:

•	$13,201,000 to holders of the depositary shares of NNN’s 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock"),

•	$17,940,000 to holders of the depositary shares of NNN’s 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"), and

•	$333,692,000 to common stockholders.
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
NNN typically funds its short-term liquidity requirements, including investments in additional Properties, with cash from its Credit Facility. As of December 31, 2019, $133,600,000 was outstanding and $766,400,000 was available for future borrowings under the Credit Facility.
As of December 31, 2019, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 35 percent and the ratio of secured indebtedness to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 25 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur additional debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of indebtedness that NNN may incur. Additionally, NNN may change its financing strategy.

Contractual Obligations and Commercial Commitments.  The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of December 31, 2019. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2019.

	Expected Maturity Date (dollars in thousands)
	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt(1)	$2,886,837	$596	$630	$325,664	$359,947	$350,000	$1,850,000
Long-term debt – interest(2)	991,971	112,365	112,331	109,724	91,520	80,456	485,575
Credit Facility	133,600	—	—	133,600	—	—	—
Headquarters office lease	4,233	773	788	804	821	837	210
Ground leases	8,446	564	573	582	582	601	5,544
Total contractual cash obligations	$4,025,087	$114,298	$114,322	$570,374	$452,870	$431,894	$2,341,329

(1)	Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and note costs.

(2)	Interest calculation based on stated rate of the principal amount.
In addition to the contractual obligations outlined above, NNN has committed to fund construction on 19 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at December 31, 2019, are outlined in the table below (dollars in thousands):

Total commitment(1)	$75,927
Less amount funded	44,368
Remaining commitment	$31,559

(1)	Includes land, construction costs, tenant improvements, lease costs and capitalized interest
As of December 31, 2019, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its Credit Facility, debt or equity financings and asset dispositions.
Generally the Properties are leased under long-term triple net leases, which require the tenant to pay all property taxes and assessments, to maintain the interior and exterior of the Property, and to carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates the costs associated with these Properties, NNN's vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its Credit Facility or use other sources of capital in the event of significant capital expenditures or major repairs.
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of December 31, 2019, NNN owned 32 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio. Additionally, as of February 10, 2020, less than two percent of total Properties, and less than one percent of aggregate gross leasable area held in the Property Portfolio, was leased to two tenants that are currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
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
The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (dollars in thousands, except per share data):

	2019	2018	2017
Dividends	$333,692	$303,164	$277,120
Per share	2.030	1.950	1.860
The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2019			2018			2017
Ordinary dividends	$1.762899	86.8423%	(1)	$1.658604	85.0566%	(1)	$1.559781	83.8592%
Capital gain	—	—%		0.015534	0.7966%		0.035041	1.8839%
Unrecaptured Section 1250 Gain	—	—%		0.042818	2.1958%		0.012194	0.6556%
Nontaxable distributions	0.267101	13.1577%		0.233044	11.9510%		0.252984	13.6013%
	$2.030000	100.0000%		$1.950000	100.0000%		$1.860000	100.0000%

(1)	Eligible for the 20% qualified business income deduction under section 199A of the Code that was amended by the Tax Cuts and Jobs Act signed into law on December 22, 2017, ("TCJA").
On January 15, 2020, NNN declared a dividend of $0.515 per share, payable February 14, 2020, to its common stockholders of record as of January 31, 2020.
Holders of NNN’s preferred stock issuances are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines the dividends declared and paid for NNN's preferred stock for the years ended December 31 (dollars in thousands, except per share data):

	2019	2018	2017
Series D Preferred Stock(1):
Dividends	$—	$—	$3,598
Per share	—	—	0.312847

Series E Preferred Stock(2):
Dividends	13,201	16,387	16,387
Per share	1.147917	1.425000	1.425000

Series F Preferred Stock(3):
Dividends	17,940	17,940	17,940
Per share	1.300000	1.300000	1.300000
(1) The Series D Preferred Stock was redeemed in February 2017. The dividends paid in 2017 include accumulated and unpaid dividends through, but not including, the redemption date.
(2) The Series E Preferred Stock was redeemed in October 2019. The dividends paid in 2019 include accumulated and unpaid dividends through, but not including, the redemption date.
(3)   The Series F Preferred Stock was issued in October 2016 and has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.

The following presents the characterizations for tax purposes of such preferred stock dividends for the years ended December 31:

	Ordinary Dividends		Capital Gain	Unrecaptured Section 1250 Gain	Totals
2019
Percentage of Total	100.0000%	(3)	—	—	100.0000%

Series E (2)	$1.147917		$—	$—	$1.147917
Series F	$1.300000		$—	$—	$1.300000

2018
Percentage of Total	96.6015%	(3)	0.9047%	2.4938%	100.0000%

Series E	$1.376571		$0.012892	$0.035537	$1.425000
Series F	$1.255820		$0.011761	$0.032419	$1.300000

2017
Percentage of Total	97.0607%		2.1804%	0.7589%	100.0000%

Series D (1)	$0.303652		$0.006821	$0.002374	$0.312847
Series E	$1.383115		$0.031071	$0.010814	$1.425000
Series F	$1.261789		$0.028345	$0.009866	$1.300000
(1) The Series D Preferred Stock was redeemed in February 2017. The dividends paid in 2017 included accumulated and unpaid dividends through, but not including, the redemption date.
(2) The Series E Preferred Stock was redeemed in October 2019. The dividends paid in 2019 included accumulated and unpaid dividends through, but not including, the redemption date.
(3) Eligible for the 20% qualified business income deduction under section 199A of the Code as amended by the TCJA.

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

Debt
The following is a summary of NNN’s total outstanding debt as of December 31 (dollars in thousands):

	2019	Percentage of Total	2018	Percentage of Total
Line of credit payable	$133,600	4.5%	$—	—%
Mortgages payable	12,059	0.4%	12,694	0.4%
Notes payable	2,842,698	95.1%	2,838,701	99.6%
Total outstanding debt	$2,988,357	100.0%	$2,851,395	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally, indebtedness may be used to refinance existing indebtedness.

Line of Credit Payable. In October 2017, NNN amended its credit agreement to increase the borrowing capacity under its Credit Facility from $650,000,000 to $900,000,000 and amend certain other terms under the former Credit Facility. The Credit Facility had a weighted average outstanding balance of $24,058,000 and a weighted average interest rate of 2.8% for the year ended December 31, 2019. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. As of December 31, 2019, the Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature for NNN to increase the facility size up to $1,600,000,000, subject to lender approval. As of December 31, 2019, $133,600,000 was outstanding and $766,400,000 was available for future borrowings under the Credit Facility.
In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2019, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the indebtedness under the Credit Facility to be accelerated and may impair NNN’s access to the debt and equity markets and limit NNN’s ability to pay dividends to its common and preferred stockholders, each of which would likely have a material adverse impact on NNN’s financial condition and results of operations.

Mortgages Payable.   As of December 31, 2019 and 2018, NNN had mortgages payable, including unamortized premium and net of unamortized debt costs, of $12,059,000 and $12,694,000 respectively. The mortgages payable had an interest rate of 5.23% and matures July 2023. The loan is secured by a first lien on five of the Properties and the carrying value of the assets was $19,944,000 as of December 31, 2019.
Notes Payable.  Each of NNN’s outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2022	August 2012	$325,000	$4,989	$320,011	3.800%	3.985%	October 2022
2023	April 2013	350,000	2,594	347,406	3.300%	3.388%	April 2023
2024	May 2014	350,000	707	349,293	3.900%	3.924%	June 2024
2025	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025
2026	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026
2027	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027
2028	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048

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

NNN entered into forward starting swaps which were hedging the risk of changes in forecasted interest payments on the forecasted issuance of long-term debt. Upon the issuance of a series of unsecured notes, NNN terminated such derivatives as outlined in the following table (dollars in thousands):

Notes	Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated (1)	Fair Value Deferred In Other Comprehensive Income(2)
2023	April 2013	Four forward starting swaps	$240,000	$3,156	$3,141
2024	May 2014	Three forward starting swaps	225,000	6,312	6,312
2025	October 2015	Four forward starting swaps	300,000	13,369	13,369
2026	December 2016	Two forward starting swaps	180,000	(13,352)	(13,345)
2027	September 2017	Two forward starting swaps	250,000	7,690	7,688
2028	September 2018	Two forward starting swaps	250,000	(4,080)	(4,080)

(1)	The deferred liability (asset) is being amortized over the term of the respective notes using the effective interest method.

(2)	The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
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
In accordance with the terms of the indentures, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2019, NNN was in compliance with those covenants. NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.
During the year ended December 31, 2019, NNN entered into three forward starting swaps with a total notional amount of $200,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward swaps were designated as cash flow hedges, and as of December 31, 2019, had a fair value of $5,524,000 included in other liabilities and accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. These derivative financial instruments were still outstanding as of December 31, 2019.

Debt and Equity Securities
NNN has used, and expects to use in the future, issuances of debt and equity securities primarily to pay down its outstanding indebtedness and to finance acquisitions. In February 2018, NNN filed a shelf registration statement with the Commission which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.
A description of NNN’s outstanding series of publicly held notes is found under “Debt – Notes Payable” above.
NNN completed the following underwritten public offering of cumulative redeemable preferred stock that is still outstanding ("Preferred Stock Shares") (dollars in thousands, except per share data):

Series	Dividend Rate(1)	Issued	Depositary Shares Outstanding(2)	Gross Proceeds	Stock Issuance Costs(3)	Dividend Per Depositary Share	Earliest Redemption Date
Series F(4)	5.200%	October 2016	13,800,000	$345,000	$10,897	$1.300000	October 2021
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
(4) NNN used the net proceeds from the offering to repay outstanding indebtedness under its Credit Facility, fund property acquisitions and for general corporate purposes.
The Preferred Stock Shares underlying the depositary shares rank senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Preferred Stock Shares have no maturity date and will remain outstanding unless redeemed. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Preferred Stock Shares, NNN may redeem the Preferred Stock Shares underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Preferred Stock Shares into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 11, 2020, the Series F Preferred Stock Shares were not redeemable.
In October 2019, NNN redeemed all outstanding depositary shares (11,500,000) representing interests in its 5.700% Series E Preferred Stock. The Series E Preferred Stock was redeemed at $25.00 per depositary share, plus all accrued and unpaid dividends through, but not including, the redemption date, for an aggregate redemption price of $25.079167 per depositary share. The excess carrying amount of preferred stock redeemed over the cash paid to redeem the preferred stock was $9,856,000 of issuance costs.
Common Stock Issuances. In September 2019, NNN filed a prospectus supplement to the prospectus contained in its February 2018 shelf registration statement and issued 7,000,000 shares of common stock at a price of $56.50 per share and received net proceeds of $379,410,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $16,090,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses. NNN used the net proceeds from this offering to redeem the Series E Preferred Stock, repay outstanding indebtedness under the Credit Facility, to fund property acquisitions, and for general corporate purposes.

Dividend Reinvestment and Stock Purchase Plan. In February 2018, NNN filed a shelf registration statement with the Commission for its DRIP which permits the issuance by NNN of 10,000,000 shares of common stock. NNN's DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN's common stock. The following outlines the common stock issuances pursuant to the DRIP for the years ended December 31 (dollars in thousands):

	2019	2018	2017
Shares of common stock	362,918	311,048	229,696
Net proceeds	$19,442	$13,264	$9,391
At-The-Market Offerings. NNN has established an ATM which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's active ATM programs for the three years ended December 31, 2019:

	2018 ATM	2016 ATM
Established date	February 2018	March 2016
Termination date	February 2021	February 2018
Total allowable shares	12,000,000	12,000,000
Total shares issued as of December 31, 2019	9,722,185	10,044,656
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs for the years ended December 31 (dollars in thousands, except per share data):

	2019	2018	2017
Shares of common stock	2,344,022	7,378,163	5,821,366
Average price per share (net)	$53.71	$44.48	$41.88
Net proceeds	$125,905	$328,196	$243,822
Stock issuance costs(1)	$1,431	$3,821	$3,782
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Item7A.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of December 31, 2019, NNN had three forward starting swaps with a total notional amount of $200,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of December 31, 2019 and 2018. The table presents principal payments and related interest rates by year for debt obligations outstanding as of December 31, 2019. The variable interest rate shown represents the weighted average rate for the Credit Facility for the year ended December 31, 2019. The table incorporates only those debt obligations that existed as of December 31, 2019, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the year ended December 31, 2019.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2020	$—	—	$682	5.23%	$—	—
2021	—	—	716	5.23%	—	—
2022	133,600	2.79%	750	5.23%	323,426	3.99%
2023	—	—	9,968	5.23%	349,049	3.39%
2024	—	—	—	—	349,653	3.92%
Thereafter	—	—	—	—	1,838,540	4.09%	(3)
Total	$133,600	2.79%	$12,116	5.23%	$2,860,668	3.97%
Fair Value:
December 31, 2019	$133,600		$12,116		$3,074,538
December 31, 2018	$—		$12,768		$2,813,583

(1)	NNN's mortgages payable represent principal payments by year and include unamortized premiums and exclude debt costs.

(2)
Includes NNN’s notes payable, each exclude debt costs and are net of unamortized discounts. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.

(3)	Weighted average effective interest rate for periods after 2024.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of National Retail Properties, Inc.
Opinion on Internal Control over Financial Reporting
We have audited National Retail Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National Retail Properties, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item15(a) and our report dated February 11, 2020 expressed an unqualified opinion thereon.
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
February 11, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Retail Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Real Estate Acquisitions
Description of the Matter
As discussed in Note 1 of the consolidated financial statements, real estate asset acquisitions require allocation of consideration to the acquired tangible assets, consisting of land, building and tenant improvements and, if applicable, to identified intangible assets and liabilities, based on their respective fair values. For the year ended December 31, 2019, the Company completed $668 million of real estate acquisitions accounted for as asset acquisitions.

Auditing management’s measurement of fair values and allocation of consideration to the acquired tangible assets was complex and involved subjectivity. In particular, the fair value estimates are sensitive to significant assumptions, such as establishing a range of relevant market assumptions for land, building and rent, and estimating where within that range the acquired property falls. Establishing the market assumptions for land, building and rent include identifying the relevant properties in the established range most comparable to the acquired property. The position within the range is a judgmental assumption that relies upon ranking comparable properties’ attributes from most similar to least similar.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of real estate acquisitions process. For example, we tested controls over the review and selection of inputs and assumptions used in the valuation estimates and the review of the final allocation of value among the tangible assets acquired.

To test the estimated fair values of the Company’s acquired tangible assets, we performed audit procedures that included, among others, reading the purchase agreements, assessing management’s valuation techniques and testing the completeness and accuracy of the underlying data used by the Company in its analysis. For certain acquisitions, we involved our real estate valuation specialists to evaluate management’s concluded ranges of values by benchmarking against comparable properties. We also compared certain of management’s assumptions to current and comparable industry information for land, building, building improvements and market rents.

Impairment of Held and Used Real Estate Assets
Description of the Matter
At December 31, 2019 held and used real estate assets were $7,290 million. As discussed in Notes 1 and 2 of the consolidated financial statements, the Company assesses held and used real estate assets for impairment when certain events or changes in circumstances indicate the carrying amount of the asset may not be recoverable through operations. When assessing for impairment, the Company performs a recoverability test by comparing the undiscounted future cash flows of the real estate asset to the net carrying value. If the undiscounted cash flows are less than the net carrying value, the Company will estimate the real estate assets’ fair value. The estimated fair value is compared to the net carrying value to determine whether the asset is impaired.

Auditing management’s evaluation of held and used real estate assets for impairment was complex and involved subjectivity due to the significant estimation required to determine the undiscounted future cash flows of held and used assets where impairment indicators were determined to be present. In particular, future cash flow estimates were sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment of held and used real estate assets process. For example, we tested controls over management’s review of the market rent assumption.

To test the Company’s impairment assessment over held and used real estate assets, our audit procedures included, among others, assessing the methodologies used by management, testing the market rent assumption used to develop the estimates of future cash flows, and testing the completeness and accuracy of the underlying data used by the Company in its analysis.  We evaluated the historical accuracy of the Company’s estimates by performing a historical look back on market rent assumptions. We involved our real estate valuation specialists to assist in evaluating certain market rent assumptions used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Orlando, Florida
February 11, 2020

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS	December 31, 2019	December 31, 2018
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$7,290,025	$6,845,446
Accounted for using the direct financing method	4,204	8,069
Real estate held for sale	7,010	21,917
Cash and cash equivalents	1,112	114,267
Receivables, net of allowance of $506 and $2,273, respectively	2,874	3,797
Accrued rental income, net of allowance of $1,842	28,897	25,387
Debt costs, net of accumulated amortization of $15,574 and $14,118, respectively	2,783	4,081
Other assets	97,962	80,474
Total assets	$7,434,867	$7,103,438
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$133,600	$—
Mortgages payable, including unamortized premium and net of unamortized debt costs	12,059	12,694
Notes payable, net of unamortized discount and unamortized debt costs	2,842,698	2,838,701
Accrued interest payable	18,250	19,519
Other liabilities	96,578	77,919
Total liabilities	3,103,185	2,948,833
Commitments and contingencies (Note 18)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
5.700% Series E, 115,000 shares issued and outstanding, at December 31, 2018, at stated liquidation value of $2,500 per share	—	287,500
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 171,694,209 and 161,503,585 shares issued and outstanding, respectively	1,718	1,616
Capital in excess of par value	4,495,314	3,950,055
Accumulated deficit	(499,229)	(424,225)
Accumulated other comprehensive income (loss)	(11,128)	(5,696)
Total stockholders’ equity of NNN	4,331,675	4,154,250
Noncontrolling interests	7	355
Total equity	4,331,682	4,154,605
Total liabilities and equity	$7,434,867	$7,103,438
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$669,009	$621,399	$583,595
Interest and other income from real estate transactions	1,478	1,262	1,338
	670,487	622,661	584,933
Operating expenses:
General and administrative	37,651	34,248	33,805
Real estate	27,656	25,099	23,105
Depreciation and amortization	188,871	174,398	173,720
Impairment losses – real estate and other charges, net of recoveries	31,992	28,211	8,955
Retirement severance costs	—	1,013	7,845
	286,170	262,969	247,430
Gain on disposition of real estate	32,463	65,070	36,655
Earnings from operations	416,780	424,762	374,158
Other expenses (revenues):
Interest and other income	(3,112)	(1,810)	(322)
Interest expense	120,023	115,847	109,109
Leasing transaction costs	261	—	—
Loss on early extinguishment of debt	—	18,240	—
	117,172	132,277	108,787
Net earnings	299,608	292,485	265,371
Earnings attributable to noncontrolling interests	(428)	(38)	(398)
Net earnings attributable to NNN	$299,180	$292,447	$264,973

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME – CONTINUED
(dollars in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net earnings attributable to NNN	$299,180	$292,447	$264,973
Series D preferred stock dividends	—	—	(3,598)
Series E preferred stock dividends	(13,201)	(16,387)	(16,387)
Series F preferred stock dividends	(17,940)	(17,940)	(17,940)
Excess of redemption value over carrying value of preferred shares redeemed	(9,856)	—	(9,855)
Net earnings attributable to common stockholders	$258,183	$258,120	$217,193
Net earnings per share of common stock:
Basic	$1.56	$1.65	$1.45
Diluted	$1.56	$1.65	$1.45
Weighted average number of common shares outstanding:
Basic	164,688,498	155,744,601	149,111,188
Diluted	165,083,679	156,295,619	149,432,641
Other comprehensive income:
Net earnings attributable to NNN	$299,180	$292,447	$264,973
Amortization of interest rate hedges	1,307	3,664	1,932
Fair value of forward starting swaps	(5,524)	4,080	(7,688)
Valuation adjustments – available-for-sale securities	116	298	209
Realized gain – available-for-sale securities	(1,331)	—	—
Comprehensive income attributable to NNN	$293,748	$300,489	$259,426

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2019, 2018 and 2017
(dollars in thousands, except per share data)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2016	$287,500	$287,500	$345,000	$1,473	$3,322,771	$(319,254)	$(8,191)	$3,916,799	$129	$3,916,928
Net earnings	—	—	—	—	—	264,973	—	264,973	398	265,371
Dividends declared and paid:
$0.312847 per depositary share of Series D preferred stock	—	—	—	—	—	(3,598)	—	(3,598)	—	(3,598)
$1.42500 per depositary share of Series E preferred stock	—	—	—	—	—	(16,387)	—	(16,387)	—	(16,387)
$1.30000 per depositary share of Series F preferred stock	—	—	—	—	—	(17,940)	—	(17,940)	—	(17,940)
$1.86 per share of common stock	—	—	—	2	8,825	(277,120)	—	(268,293)	—	(268,293)
Redemption of 11,500,000 depositary shares of Series D preferred stock	(287,500)	—	—	—	9,855	(9,855)	—	(287,500)	—	(287,500)
Issuance of common stock:
35,456 shares – director compensation	—	—	—	1	1,175	—	—	1,176	—	1,176
13,695 shares – stock purchase plan	—	—	—	—	563	—	—	563	—	563
5,821,366 shares – ATM equity program	—	—	—	58	247,546	—	—	247,604	—	247,604
274,102 restricted shares – net of forfeitures and repurchases	—	—	—	3	(234)	—	—	(231)	—	(231)
Stock issuance costs	—	—	—	—	(3,782)	—	—	(3,782)	—	(3,782)
Amortization of deferred compensation	—	—	—	—	12,630	—	—	12,630	—	12,630
Amortization of interest rate hedges	—	—	—	—	—	—	1,932	1,932	—	1,932
Fair value of forward starting swaps	—	—	—	—	—	—	(7,688)	(7,688)	—	(7,688)
Valuation adjustments – available-for-sale securities	—	—	—	—	—	—	209	209	—	209
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(84)	(84)
Noncontrolling interests	—	—	—	—	126	—	—	126	(126)	—
Balances at December 31, 2017	$—	$287,500	$345,000	$1,537	$3,599,475	$(379,181)	$(13,738)	$3,840,593	$317	$3,840,910
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED
Years Ended December 31, 2019, 2018 and 2017
(dollars in thousands, except per share data)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2017	$—	$287,500	$345,000	$1,537	$3,599,475	$(379,181)	$(13,738)	$3,840,593	$317	$3,840,910
Net earnings	—	—	—	—	—	292,447	—	292,447	38	292,485
Dividends declared and paid:
$1.42500 per depositary share of Series E preferred stock	—	—	—	—	—	(16,387)	—	(16,387)	—	(16,387)
$1.30000 per depositary share of Series F preferred stock	—	—	—	—	—	(17,940)	—	(17,940)	—	(17,940)
$1.95 per share of common stock	—	—	—	3	12,960	(303,164)	—	(290,201)	—	(290,201)
Issuance of common stock:
40,731 shares – director compensation	—	—	—	—	1,375	—	—	1,375	—	1,375
10,101 shares – stock purchase plan	—	—	—	—	426	—	—	426	—	426
7,378,163 shares – ATM equity program	—	—	—	74	331,944	—	—	332,018	—	332,018
221,484 restricted shares – net of forfeitures and repurchases	—	—	—	2	(91)	—	—	(89)	—	(89)
Stock issuance costs	—	—	—	—	(3,947)	—	—	(3,947)	—	(3,947)
Amortization of deferred compensation	—	—	—	—	7,913	—	—	7,913	—	7,913
Amortization of interest rate hedges	—	—	—	—	—	—	3,664	3,664	—	3,664
Fair value of forward starting swaps	—	—	—	—	—	—	4,080	4,080	—	4,080
Valuation adjustments – available-for-sale securities	—	—	—	—	—	—	298	298	—	298
Balances at December 31, 2018	$—	$287,500	$345,000	$1,616	$3,950,055	$(424,225)	$(5,696)	$4,154,250	$355	$4,154,605
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED
Years Ended December 31, 2019, 2018 and 2017
(dollars in thousands, except per share data)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2018	$—	$287,500	$345,000	$1,616	$3,950,055	$(424,225)	$(5,696)	$4,154,250	$355	$4,154,605
Net earnings	—	—	—	—	—	299,180	—	299,180	428	299,608
Dividends declared and paid:
$1.147917 per depositary share of Series E preferred stock	—	—	—	—	—	(13,201)	—	(13,201)	—	(13,201)
$1.30000 per depositary share of Series F preferred stock	—	—	—	—	—	(17,940)	—	(17,940)	—	(17,940)
$2.03 per share of common stock	—	—	—	4	19,069	(333,692)	—	(314,619)	—	(314,619)
Redemption of 11,500,000 depositary shares of Series E preferred stock	—	(287,500)	—	—	9,856	(9,856)	—	(287,500)	—	(287,500)
Issuance of common stock:
28,287 shares – director compensation	—	—	—	—	1,294	—	—	1,294	—	1,294
6,986 shares – stock purchase plan	—	—	—	—	370	—	—	370	—	370
2,344,022 shares – ATM equity program	—	—	—	24	127,313	—	—	127,337	—	127,337
7,000,000 shares – equity offering	—	—	—	70	395,430	—	—	395,500	—	395,500
359,650 restricted shares – net of forfeitures	—	—	—	4	(4)	—	—	—	—	—
Stock issuance costs	—	—	—	—	(17,521)	—	—	(17,521)	—	(17,521)
Amortization of deferred compensation	—	—	—	—	9,452	—	—	9,452	—	9,452
Amortization of interest rate hedges	—	—	—	—	—	—	1,307	1,307	—	1,307
Fair value of forward starting swaps	—	—	—	—	—	—	(5,524)	(5,524)	—	(5,524)
Valuation adjustments – available-for-sale securities	—	—	—	—	—	—	116	116	—	116
Realized gain – available-for-sale securities	—	—	—	—	—	—	(1,331)	(1,331)	—	(1,331)
Other	—	—	—	—	—	505	—	505	—	505
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(776)	(776)
Balances at December 31, 2019	$—	$—	$345,000	$1,718	$4,495,314	$(499,229)	$(11,128)	$4,331,675	$7	$4,331,682
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$299,608	$292,485	$265,371
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	188,871	174,398	173,720
Impairment losses – real estate and other charges, net of recoveries	31,992	28,211	4,953
Loss on early extinguishment of debt	—	18,240	—
Amortization of notes payable discount	1,739	3,263	1,788
Amortization of debt costs	3,731	4,611	3,502
Amortization of mortgages payable premium	(86)	(85)	(85)
Amortization of interest rate hedges	1,307	3,664	1,932
Settlement of forward starting swaps	—	4,080	(7,688)
Gain on disposition of real estate	(32,463)	(65,070)	(36,655)
Performance incentive plan expense	11,547	10,417	14,223
Performance incentive plan payment	(775)	(432)	(862)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in real estate leased to others using the direct financing method	602	874	884
Decrease (increase) in receivables	923	(203)	(175)
Increase in accrued rental income	(2,333)	(747)	(1,752)
Decrease (increase) in other assets	(96)	793	1,960
Increase (decrease) in accrued interest payable	(1,269)	(792)	646
Decrease in other liabilities	(1,379)	(1,516)	(90)
Other	(192)	(282)	(115)
Net cash provided by operating activities	501,727	471,909	421,557
Cash flows from investing activities:
Proceeds from the disposition of real estate	123,997	148,476	97,245
Additions to real estate:
Accounted for using the operating method	(747,521)	(756,971)	(721,893)
Principal payments on mortgages and notes receivable	3,100	—	1,250
Other	1,016	(876)	(2,159)
Net cash used in investing activities	(619,408)	(609,371)	(625,557)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Proceeds from line of credit payable	$829,200	$1,599,500	$1,501,700
Repayment of line of credit payable	(695,600)	(1,720,000)	(1,381,200)
Repayment of mortgages payable	(567)	(538)	(510)
Proceeds from notes payable	—	692,913	398,372
Repayment of notes payable	—	(300,000)	(250,000)
Payment for early extinguishment of debt	—	(18,240)	—
Payment of debt issuance costs	(157)	(7,156)	(7,837)
Proceeds from issuance of common stock	542,280	345,324	256,764
Stock issuance costs	(17,521)	(3,947)	(3,836)
Redemption of Series D preferred stock	—	—	(287,500)
Redemption of Series E preferred stock	(287,500)	—	—
Payment of Series D preferred stock dividends	—	—	(3,598)
Payment of Series E preferred stock dividends	(13,201)	(16,387)	(16,387)
Payment of Series F preferred stock dividends	(17,940)	(17,940)	(17,940)
Payment of common stock dividends	(333,692)	(303,164)	(277,120)
Noncontrolling interest distributions	(776)	—	(84)
Net cash provided by (used in) financing activities	4,526	250,365	(89,176)
Net increase (decrease) in cash, cash equivalents and restricted cash	(113,155)	112,903	(293,176)
Cash, cash equivalents and restricted cash at beginning of year(1)	114,267	1,364	294,540
Cash, cash equivalents and restricted cash at end of year(1)	$1,112	$114,267	$1,364
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$115,700	$107,861	$103,761
Taxes received	$—	$—	$(15)
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in other comprehensive income	$5,432	$(8,042)	$5,547
Right-of-use assets recorded in connection with lease liabilities	$8,224	$—	$—
Work in progress accrual balance	$21,579	$16,603	$58,002
Mortgage receivable accepted in connection with real estate transactions	$3,100	$—	$—
Change in lease classification (direct financing lease to operating lease)	$1,246	$565	$696
Change in lease classification (operating lease to direct financing lease)	$—	$258	$—

(1)
Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Consolidated Balance Sheets. NNN did not have restricted cash or cash held in escrow as of December 31, 2019, 2018 and 2017.

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

Note 1 – Organization and Summary of Significant Accounting Policies:
Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust ("REIT") formed in 1984. The term "NNN" or the "Company" refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain subsidiaries as taxable REIT subsidiaries, ("TRS").
NNN's assets primarily include real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property").

December 31, 2019
Property Portfolio:
Total properties	3,118
Gross leasable area (square feet)	32,460,000
States	48
Weighted average remaining lease term (years)	11.2

NNN's operations are reported within one operating segment in the consolidated financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties.
Principles of Consolidation – NNN’s consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates, including transactions whereby NNN has been determined to be the primary beneficiary in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") guidance included in Consolidation. All significant intercompany account balances and transactions have been eliminated.
NNN consolidates certain joint venture development entities based upon either NNN being the primary beneficiary of the respective variable interest entity or NNN having a controlling interest over the respective entity. NNN eliminates significant intercompany balances and transactions and records a noncontrolling interest for its other partners’ ownership percentage.
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. For the years ended December 31, 2019, 2018 and 2017, NNN recorded $1,099,000, $2,675,000 and $2,435,000, respectively, in capitalized interest during development.
Purchase Accounting for Acquisition of Real Estate – In accordance with the FASB guidance on business combinations, consideration for the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements and, if applicable, to identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, as applicable, based on their respective fair values.
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
NNN completed $668,489,000 and $591,691,000 of real estate acquisitions during the year ended December 31, 2019 and 2018, respectively. Additionally, NNN invested $84,008,000 and $123,881,000 of work in progress - improvements during the year ended December 31, 2019 and 2018, respectively.
Lease Accounting – Effective January 1, 2019, NNN adopted FASB Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," ("ASC 842") using the modified retrospective approach in which the cumulative effect of applying the new standard was recognized at the date of initial application with a positive adjustment to NNN’s opening balance of accumulated deficit. The modified retrospective approach provides a method for recording existing leases upon adoption which in comparative periods approximates the results of a full retrospective approach. NNN elected the package of practical expedients permitted under the transition guidance (which included: (i) an entity need not reassess whether any expired or existing contracts are or contain leases, (ii) an entity need not reassess the lease classification for any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases), the land easement practical expedient to carry forward existing accounting treatment on existing land easements, and the lease and non-lease component combined practical expedient.
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
Adoption of the new standard resulted in the recording of right-of-use ("ROU") assets and operating lease liabilities of approximately $7,735,000 and $10,155,000 respectively, as of January 1, 2019. Additional disclosures are included in Note 3 – Right-Of-Use Assets and Operating Lease Liabilities. The consolidated financial statements for the year ended December 31, 2019, are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with NNN's historical accounting policy. ASC 842 did not materially impact NNN’s financial position or results of operations and had no impact on cash flows.

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
Impairment – Real Estate – Based upon certain events or changes in circumstances, management periodically assesses its Properties for possible impairment whenever the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are currently vacant or become vacant in a reasonable period of time. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value.
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
Valuation of Trade Receivables – NNN estimates the collectibility of its accounts receivable related to rents, expense reimbursements and other revenues. NNN analyzes accounts receivable and historical bad debt levels, tenant credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.
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
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 at December 31, 2019 and 2018, are included in mortgages payable on the Consolidated Balance Sheets net of accumulated amortization of $90,000 and $73,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $26,932,000 at December 31, 2019 and 2018 are included in notes payable on the Consolidated Balance Sheets net of accumulated amortization of $8,962,000 and $6,705,000, respectively.

Revenue Recognition – Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant. Rental revenues for non-development real estate assets are recognized when earned in accordance with the FASB guidance included in Leases, based on the terms of the lease of the leased asset. Lease termination fees are recognized when collected subsequent to the related lease that is cancelled and NNN no longer has continuing involvement with the former tenant with respect to that property.
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

	2019	2018	2017
Basic and Diluted Earnings:
Net earnings attributable to NNN	$299,180	$292,447	$264,973
Less: Series D preferred stock dividends	—	—	(3,598)
Less: Series E preferred stock dividends	(13,201)	(16,387)	(16,387)
Less: Series F preferred stock dividends	(17,940)	(17,940)	(17,940)
Less: Excess of redemption value over carrying value of preferred shares redeemed	(9,856)	—	(9,855)
Net earnings available to common stockholders	258,183	258,120	217,193
Less: Earnings allocated to unvested restricted shares	(601)	(548)	(531)
Net earnings used in basic and diluted earnings per share	$257,582	$257,572	$216,662

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	165,499,707	156,490,901	149,840,116
Less: Unvested restricted shares	(295,773)	(280,633)	(285,585)
Less: Unvested contingent restricted shares	(515,436)	(465,667)	(443,343)
Weighted average number of shares outstanding used in basic earnings per share	164,688,498	155,744,601	149,111,188
Other dilutive securities	395,181	551,018	321,453
Weighted average number of shares outstanding used in diluted earnings per share	165,083,679	156,295,619	149,432,641

Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2019, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state income, franchise and excise taxes.
NNN may elect to treat certain subsidiaries as taxable REIT subsidiaries pursuant to the provisions of the REIT Modernization Act. A taxable REIT subsidiary is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of NNN which occur within its TRS entities are subject to federal and state income taxes (See Note 11). All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NNN’s taxable REIT subsidiaries.
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gain or Loss on Cash Flow Hedges(1)		Gains and Losses on Available-for-Sale Securities	Total
Beginning balance, December 31, 2017	$(14,655)		$917	$(13,738)

Other comprehensive income	4,080		298	4,378
Reclassifications from accumulated other comprehensive income to net earnings	3,664	(2)	—	3,664
Net current period other comprehensive income	7,744		298	8,042
Ending balance, December 31, 2018	(6,911)		1,215	(5,696)

Other comprehensive income (loss)	(5,524)		116	(5,408)
Reclassifications from accumulated other comprehensive income to net earnings	1,307	(2)	(1,331)	(24)
Net current period other comprehensive income (loss)	(4,217)		(1,215)	(5,432)
Ending balance, December 31, 2019	$(11,128)		$—	$(11,128)

(1)	Additional disclosure is included in Note 12 – Derivatives.

(2)
Reclassifications out of other comprehensive income (loss) are recorded in interest expense on the Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.

New Accounting Pronouncements – In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," ("ASU 2016-13"), effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2016-13 will have on NNN's financial position or results of operations.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” ("ASU 2019-12"), effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. NNN is currently evaluating to determine the potential impact the adoption of ASU 2019-12 will have on NNN's financial position or results of operations.
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
NNN adopted certain practical expedients in ASC 842 which allows the presentation of all income earned pursuant to tenant leases to be included in rental income reported on the Consolidated Statements of Income and Comprehensive Income.

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases at December 31, 2019:

Lease classification:
Operating	3,143
Direct financing	6
Weighted average remaining lease term (years)	11.2

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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following at December 31 (dollars in thousands):

	2019	2018
Land and improvements (1)	$2,492,984	$2,369,014
Buildings and improvements	5,917,525	5,470,968
Leasehold interests	355	3,630
	8,410,864	7,843,612
Less accumulated depreciation and amortization	(1,148,277)	(1,006,183)
	7,262,587	6,837,429
Work in progress - improvements	27,438	8,017
	$7,290,025	$6,845,446

(1) Includes $16,930 and $5,571 in land for Properties under construction as of December 31, 2019 and 2018, respectively.

NNN recognized the following revenues in rental income for the years ended December 31 (dollars in thousands):

	2019	2018	2017
Rental income from operating leases	$650,112	$602,131	$565,405
Earned income from direct financing leases	798	923	978
Percentage rent	1,310	1,561	1,700
Real estate expense reimbursement from tenants	16,789	16,784	15,512
	$669,009	$621,399	$583,595

Some leases provide for a free rent term or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2019, 2018 and 2017, NNN recognized $1,872,000, $309,000 and $1,411,000, respectively, of such income, net of reserves. At December 31, 2019 and 2018, the balance of accrued rental income was $28,897,000 and $25,387,000, respectively, net of allowance of $1,842,000.
The following is a schedule of undiscounted cash flows to be received on noncancellable operating leases as of December 31, 2019 (dollars in thousands):

2020	$664,571
2021	648,405
2022	618,646
2023	590,642
2024	569,865
Thereafter	4,458,973
$7,551,102

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
Real Estate Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2019	2018
Minimum lease payments to be received	$9,356	$10,899
Estimated unguaranteed residual values	1,227	4,395
Less unearned income	(6,379)	(7,225)
Net investment in direct financing leases	$4,204	$8,069

The following is a schedule of undiscounted cash flows to be received on direct financing leases held for investment as of December 31, 2019 (dollars in thousands):

2020	$900
2021	920
2022	897
2023	895
2024	896
Thereafter	4,848
$9,356

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents undiscounted cash flows due during the current lease terms. In addition, this table does not include amounts for potential variable rent increases that are based on the CPI or future contingent rents which may be received on the leases based on a percentage of the tenant’s sales volume.
Real Estate – Intangibles
In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at December 31 (dollars in thousands):

	2019	2018
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,754	$15,175
Less: accumulated amortization	(9,897)	(9,239)
Above-market in-place leases, net	$5,857	$5,936

In-place leases	$119,846	$104,871
Less: accumulated amortization	(64,918)	(60,797)
In-place leases, net	$54,928	$44,074

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$41,767	$41,554
Less: accumulated amortization	(26,135)	(25,258)
Below-market in-place leases, net	$15,632	$16,296

The amounts amortized as a net increase to rental income for capitalized above-market and below-market leases for the years ended December 31, 2019, 2018 and 2017 were $768,000, $2,622,000 and $3,355,000, respectively. The value of in-place leases amortized to expense for the years ended December 31, 2019, 2018 and 2017 was $7,900,000, $9,209,000 and $18,841,000, respectively.
The following is a schedule of the amortization of acquired above-market and below-market in-place lease intangibles and the amortization of the in-place lease intangibles as of December 31, 2019 (dollars in thousands):

	Above-Market and Below-Market In-Place Lease Intangibles(1)	In-Place Lease Intangibles(2)
2020	$695	$7,502
2021	590	6,800
2022	466	6,339
2023	383	5,833
2024	379	5,138
Thereafter	7,262	23,316
	$9,775	$54,928

Weighted average amortization period (years)	18.0	10.3

(1)	Recorded as a net increase to rental income.

(2)	Amortized as an increase to amortization expense.

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of December 31, 2019, NNN had seven of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2018, included ten properties, three of which were sold in 2019. Real estate held for sale consisted of the following as of December 31 (dollars in thousands):

	2019	2018
Land and improvements	$4,996	$13,597
Building and improvements	6,511	32,658
	11,507	46,255
Less accumulated depreciation and amortization	(3,390)	(10,088)
Less impairment	(1,107)	(14,250)
	$7,010	$21,917

Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties for the years ended December 31 (dollars in thousands):

	2019		2018		2017
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	59	$32,463	61	$65,070	48	$36,655

Real Estate – Commitments
NNN has committed to fund construction on 19 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at December 31, 2019, are outlined in the table below (dollars in thousands):

Total commitment(1)	$75,927
Less amount funded	44,368
Remaining commitment	$31,559

(1)	Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company’s review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $31,992,000, $28,211,000 and $4,953,000 for the year ended December 31, 2019, 2018 and 2017, respectively.
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

Note 3 – Right-Of-Use Assets and Operating Lease Liabilities:

NNN is a lessee for three ground lease arrangements and for its headquarters office lease. NNN recognized a ROU asset (recorded in other assets on the Consolidated Balance Sheets) and an operating lease liability (recorded in other liabilities on the Consolidated Balance Sheets) for the present value of the minimum lease payments. ROU assets represent NNN’s right to use an underlying asset for the lease term and lease liabilities represent NNN’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. NNN’s lease term is based on the non-cancellable base term unless economic incentives make it reasonably certain that an option period to extend the lease will be exercised, in which event NNN includes the options.

NNN estimates an incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of the lease payments. NNN gives consideration to the Company's debt issuances, as well as, publicly available data for secured instruments with similar characteristics when calculating its incremental borrowing rates. A 50 basis point increase or decrease in the estimate of the incremental borrowing rate at January 1, 2019 (the date of adoption of ASC 842) would not have a material impact on NNN’s financial position. On an annual basis, NNN will evaluate its lessee portfolio and determine if its incremental borrowing rate should be reassessed.
NNN's lease agreements do not contain any residual value guarantees.

As of December 31, 2019, NNN has recorded the following (dollars in thousands):

	Ground Leases	Headquarters Office Lease
Operating lease – ROU assets(1)	$4,481	$2,991
Operating lease – lease liabilities	(6,175)	(3,629)

Weighted average remaining lease term (years)	14.3	5.3
Weighted average discount rate	4.1%	3.5%

(1)	ROU assets are shown net of accrued lease payments of $1,694 and $638, respectively.
The following is a schedule of the undiscounted cash flows to be paid as of December 31, 2019 (dollars in thousands):

	Ground Leases	Headquarters Office Lease
2020	$564	$773
2021	573	788
2022	582	804
2023	582	821
2024	601	837
Thereafter	5,544	210
	$8,446	$4,233

Note 4 – Line of Credit Payable:
In October 2017, NNN amended its credit agreement to increase the borrowing capacity under its unsecured revolving credit facility from $650,000,000 to $900,000,000 and amend certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $24,058,000 and a weighted average interest rate of 2.8% for the year ended December 31, 2019. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. As of December 31, 2019, the Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,600,000,000. As of December 31, 2019, $133,600,000 was outstanding and $766,400,000 was available for future borrowings under the Credit Facility.
In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment and dividend limitations. At December 31, 2019, NNN was in compliance with those covenants.

Note 5 – Mortgages Payable:
The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered	Initial Balance	Interest Rate	Maturity(2)	Carrying Value of Encumbered Asset(s)(3)	Outstanding Principal Balance at December 31,
					2019	2018
November 2014(1)	$15,151	5.23%	July 2023	$19,944	$12,116	$12,768

Debt costs					(147)	(147)
Accumulated amortization					90	73
Debt costs, net of accumulated amortization					(57)	(74)
Mortgages payable, including unamortized premium and net of unamortized debt costs					$12,059	$12,694

(1)	Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan. Initial balance and outstanding principal balance includes unamortized premium.

(2)	Monthly payments include interest and principal; the balance is due at maturity.

(3)	The loan is secured by a first mortgage lien on five of the Properties. The carrying values of the assets at December 31, 2019.
The following outlines of the scheduled principal payments, including premium amortization of NNN’s mortgages payable as of December 31, 2019 (dollars in thousands):

2020	$682
2021	716
2022	750
2023	9,968
$12,116

Note 6 – Notes Payable:
Each of NNN’s outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(1)	Net Price	Stated Rate	Effective Rate(2)	Maturity Date
2022	August 2012	$325,000	$4,989	$320,011	3.800%	3.985%	October 2022(4)
2023(3)	April 2013	350,000	2,594	347,406	3.300%	3.388%	April 2023(4)
2024(3)	May 2014	350,000	707	349,293	3.900%	3.924%	June 2024(4)
2025(3)	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025
2026(3)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026
2027(3)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027
2028(3)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048

(1)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(2)	Includes the effects of the discount at issuance.

(3)
NNN entered into forward starting swaps which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt. Upon the issuance of a series of unsecured notes, NNN terminated such derivatives, and the resulting fair value was deferred in other comprehensive income. The deferred liability (asset) is being amortized over the term of the respective notes using the effective interest method. Additional disclosure is included in Note 12 – Derivatives.

(4)	The aggregate principal balance of the unsecured note maturities for the next five years is $1,025,000.
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
In accordance with the terms of the indenture, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2019, NNN was in compliance with those covenants.

Note 7 – Preferred Stock:
NNN completed the following underwritten public offering of cumulative redeemable preferred stock that is still outstanding ("Preferred Stock Shares") (dollars in thousands, except per share data):

Series	Dividend Rate(1)	Issued	Depositary Shares Outstanding(2)	Gross Proceeds	Stock Issuance Costs(3)	Dividend Per Depositary Share	Earliest Redemption Date
Series F	5.200%	October 2016	13,800,000	$345,000	$10,897	$1.300000	October 2021

(1)	Holders are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends.

(2)	Representing 1/100th of a preferred share. Series F issuance included 1,800,000 depositary shares in connection with the underwriters' over-allotment.

(3)	Consisting primarily of underwriting commissions and fees, rating agency fees, legal and accounting fees and printing expenses.
The Preferred Stock Shares underlying the depositary shares rank senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Preferred Stock Shares have no maturity date and will remain outstanding unless redeemed. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Preferred Stock Shares, NNN may redeem the Preferred Stock Shares underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Preferred Stock Shares into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 11, 2020, the Series F Preferred Stock Shares were not redeemable.
In October 2019, NNN redeemed all outstanding depositary shares (11,500,000) representing interests in its 5.700% Series E Preferred Stock. The Series E Preferred Stock was redeemed at $25.00 per depositary share, plus all accrued and unpaid dividends through, but not including, the redemption date, for an aggregate redemption price of $25.079167 per depositary share. The excess carrying amount of preferred stock redeemed over the cash paid to redeem the preferred stock was $9,856,000 of issuance costs.

Note 8 – Common Stock:
In February 2018, NNN filed a shelf registration statement with the Securities and Exchange Commission ("Commission") which permits the issuance by NNN of an indeterminate amount of debt and equity securities.
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
Dividend Reinvestment and Stock Purchase Plan. In February 2018, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of 10,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for the year ended December 31 (dollars in thousands):

	2019	2018	2017
Shares of common stock	362,918	311,048	229,696
Net proceeds	$19,442	$13,264	$9,391

At-The-Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's active ATM programs for the three years ended December 31, 2019:

	2018 ATM	2016 ATM
Established date	February 2018	March 2016
Termination date	February 2021	February 2018
Total allowable shares	12,000,000	12,000,000
Total shares issued as of December 31, 2019	9,722,185	10,044,656

The following table outlines the common stock issuances pursuant to NNN's ATM equity programs for the years ended December 31 (dollars in thousands, except per share data):

	2019	2018	2017
Shares of common stock	2,344,022	7,378,163	5,821,366
Average price per share (net)	$53.71	$44.48	$41.88
Net proceeds	$125,905	$328,196	$243,822
Stock issuance costs(1)	$1,431	$3,821	$3,782
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Note 9 – Employee Benefit Plan:
Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of NNN. The Retirement Plan permits participants to defer a portion of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN generally matches 60 percent of the first eight percent of a participant’s contributions. Additionally, NNN may make discretionary contributions. NNN’s contributions to the Retirement Plan for the years ended December 31, 2019, 2018 and 2017 totaled $541,000, $516,000 and $514,000, respectively.

Note 10 – Dividends:
The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2019	2018	2017
Dividends	$333,692	$303,164	$277,120
Per share	2.030	1.950	1.860

On January 15, 2020, NNN declared a dividend of $0.515 per share, payable February 14, 2020, to its common stockholders of record as of January 31, 2020.

The following presents the characterization for tax purposes of common stock dividends per share paid to stockholders for the years ended December 31:

	2019		2018		2017
Ordinary dividends	$1.762899	(1)	$1.658604	(1)	$1.559781
Capital gain	—		0.015534		0.035041
Unrecaptured Section 1250 Gain	—		0.042818		0.012194
Nontaxable distributions	0.267101		0.233044		0.252984
	$2.030000		$1.950000		$1.860000

(1)	Eligible for the 20% qualified business income deduction under section 199A of the Code that was amended by the Tax Cuts and Jobs Act signed into law on December 22, 2017 ("TCJA").
The following presents the characterization for tax purposes of Series D, E and F Preferred Stock dividends per share and dividends declared and paid to stockholders for the year ended December 31 (dollars in thousands, except per share data):

	Series F(1)					Series E(2)					Series D(3)
	2019		2018		2017	2019		2018		2017	2017
Dividends declared and paid	$17,940		$17,940		$17,940	$13,201		$16,387		$16,387	$3,598

Ordinary dividends	$1.300000	(4)	$1.255820	(4)	$1.261789	$1.147917	(4)	$1.376571	(4)	$1.383115	$0.303652
Capital gain	—		0.011761		0.028345	—		0.012892		0.031071	0.006821
Unrecaptured Section 1250 Gain	—		0.032419		0.009866	—		0.035537		0.010814	0.002374
Dividend paid per share	$1.300000		$1.300000		$1.300000	$1.147917		$1.425000		$1.425000	$0.312847

(1) The Series F Preferred Stock was issued in October 2016 and has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
(2) The Series E Preferred Stock was redeemed in October 2019. The dividends paid in 2019 include accumulated and unpaid dividends through, but not including, the redemption date.
(3) The Series D Preferred Stock was redeemed in February 2017. The dividends paid in 2017 include accumulated and unpaid dividends through, but not including, the redemption date.
(4) Eligible for the 20% qualified business income deduction under section 199A of the Code that was amended by the TCJA.

Note 11 – Income Taxes:
For income tax purposes, NNN may elect to treat certain subsidiaries as taxable REIT subsidiaries in which certain real estate activities may be conducted.
NNN currently has no TRS entities. The following information relates to former TRS entities.
The significant components of the net deferred income tax asset consist of the following at December 31 (dollars in thousands):

	2019	2018
Deferred tax assets:
Net operating loss carryforward	$3,899	$3,899
Valuation allowance	(3,899)	(3,858)
Total deferred tax assets	—	41

Deferred tax liabilities:
Built-in gain	—	(41)
Total deferred tax liabilities	—	(41)

Net deferred tax asset	$—	$—

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by NNN’s former taxable REIT subsidiaries. The net operating loss carryforwards begin to expire in 2028. Management believes it is unlikely that NNN will realize all of the benefits of these deductible differences that existed as of December 31, 2019 and 2018.
The increase in the valuation allowance for the year ended December 31, 2019, was $41,000. There was no change in the valuation allowance for the year ended December 31, 2018.
For the years ended December 31, 2019, 2018 and 2017, there was no net income tax expense or benefit to NNN's former TRS entities. The total income tax benefit (expense) differs from the amount computed by applying the statutory federal tax rate to net earnings before taxes as follows for the years ended December 31 (dollars in thousands):

	2019	2018	2017(1)
Loss carryforwards increase (decrease)	$—	$—	$(2,019)
Built-in gain tax liability	41	—	134
Valuation allowance (increase) decrease	(41)	—	1,885
Total tax expense	$—	$—	$—

(1)	The changes for the year ended December 31, 2017, includes an amount attributable to the federal tax rate change within the TCJA. The net income statement effect of the federal rate change is zero.
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

NNN has had no unrecognized tax benefits during any of the years presented. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses. The periods that remain open under federal statute are 2016 through 2019. NNN also files in many states with varying open years under statute.

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
The following table outlines NNN's terminated derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Notes Payable	Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated	Fair Value Deferred In Other Comprehensive Income(1)
2023	April 2013	Four forward starting swaps	$240,000	$3,156	$3,141
2024	May 2014	Three forward starting swaps	225,000	6,312	6,312
2025	October 2015	Four forward starting swaps	300,000	13,369	13,369
2026	December 2016	Two forward starting swaps	180,000	(13,352)	(13,345)
2027	September 2017	Two forward starting swaps	250,000	7,690	7,688
2028	September 2018	Two forward starting swaps	250,000	(4,080)	(4,080)

(1)	The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
As of December 31, 2019, $5,604,000 remains in other comprehensive income related to NNN’s previously terminated interest rate hedges. During the years ended December 31, 2019, 2018 and 2017, NNN reclassified $1,307,000, $3,664,000 and $1,932,000, respectively, out of other comprehensive income as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $1,365,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

During the year ended December 31, 2019, NNN entered into three forward starting swaps with a total notional amount of $200,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward swaps were designated as cash flow hedges, and as of December 31, 2019, had a fair value of $5,524,000 included in other liabilities and accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The fair value of the forward starting swaps were based on a Level 2 valuation. These derivative financial instruments were still outstanding as of December 31, 2019 and have a mandatory cash settlement date of April 15, 2020.
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

There were no stock options outstanding or exercisable at December 31, 2019.

Pursuant to the 2017 Plan, NNN has granted and issued shares of restricted stock to certain officers and key associates of NNN. The following summarizes the restricted stock activity for the year ended December 31, 2019:

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	781,564	$39.97
Restricted shares granted	364,769	53.91
Restricted shares vested	(237,863)	43.03
Restricted shares forfeited	(5,119)	44.70
Non-vested restricted shares, December 31(1)	903,351	44.77

(1)	Includes grants made in 2017 pursuant to the 2007 Plan to NNN's retired CEO. The performance criteria will be complete January 1, 2020.
Compensation expense for the restricted stock which is not contingent upon NNN’s performance goals is determined based upon the fair value at the date of grant and is recognized as the greater of the amount amortized over a straight-lined basis or the amount vested over the vesting periods. Vesting periods for officers and key associates of NNN range from three to five years and generally vest annually. NNN recognizes compensation expense on a straight-line basis for awards with only service conditions.
During the year ended December 31, 2019, NNN granted 144,345 performance-based shares subject to its total stockholder return after a three-year period relative to its peers. The fair value of these shares was determined at the grant date (for a fair value share price of $27.61). In addition, in 2019, NNN granted 48,116 performance-based shares subject to a three-year Core Funds From Operations growth metric. The performance-based shares were granted to certain executive officers and had a weighted average grant price of $53.70 per share. Once the respective performance criteria are met and the actual number of shares earned is determined, the shares vest immediately. Compensation expense is recognized over the requisite service period for both grants.

The following summarizes other grants made during the year ended December 31, 2019, pursuant to the 2017 Plan.

	Number of Shares	Weighted Average Share Price
Other share grants under the 2017 Plan:
Directors’ fees	13,448	$53.62
Deferred directors’ fees	14,679	53.34
	28,127	53.47
Shares available under the 2017 Plan for grant, end of period	1,092,770

The total compensation expense for share-based payments for the years ended December 31, 2019, 2018 and 2017 totaled $10,737,000, $9,282,000 and $12,971,000, respectively. At December 31, 2019, NNN had $16,877,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2017 Plan. This cost is expected to be recognized over a weighted average period of 2.3 years.

Note 14 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at December 31, 2019 and 2018, approximate fair value based upon current market prices of comparable instruments (Level 3). At December 31, 2019 and 2018, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs, was $3,074,538,000 and $2,813,583,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 15 – Quarterly Financial Data (unaudited):
The following table summarizes NNN’s quarterly financial data (dollars in thousands, except per share data):

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues as originally reported	$165,636	$165,279	$169,108	$173,576
Net earnings	80,033	79,091	66,698	73,786
Net earnings attributable to NNN	80,023	78,678	66,693	73,786
Net earnings per share(1):
Basic	$0.44	$0.43	$0.35	$0.34
Diluted	0.44	0.43	0.35	0.34

2018
Revenues as originally reported	$152,861	$155,555	$155,526	$160,529
Net earnings	103,289	70,583	82,042	36,572
Net earnings attributable to NNN	103,280	70,573	82,032	36,562
Net earnings per share(1):
Basic	$0.62	$0.40	$0.47	$0.17
Diluted	0.62	0.40	0.47	0.17

(1)	Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount.

Note 16 – Segment Information:

For the years ended December 31, 2019, 2018 and 2017, NNN’s operations are reported within one operating segment in the consolidated financial statements and all properties are part of the Properties or Property Portfolio.

Note 17 – Major Tenants:
As of December 31, 2019, NNN had no tenants that accounted for ten percent or more of its rental income.

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

Note 19 – Subsequent Events:
NNN reviewed all subsequent events and transactions that have occurred after December 31, 2019, the date of the consolidated balance sheet. There were no reportable subsequent events or transactions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.
NNN carried out an assessment as of December 31, 2019, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Rules adopted by the Commission require NNN to present the conclusions of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer about the effectiveness of NNN’s disclosure controls and procedures and the conclusions of NNN’s management about the effectiveness of NNN’s internal control over financial reporting as of the end of the period covered by this annual report.
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
Assessment of Effectiveness of Disclosure Controls and Procedures.
Based upon the assessments, NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of December 31, 2019, NNN’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting.
Management, including NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework to assess the effectiveness of NNN’s internal control over financial reporting. Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, NNN’s internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm.
Ernst & Young LLP, NNN’s independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and in connection therewith has issued an attestation report on NNN’s effectiveness of internal control over financial reporting as of December 31, 2019, which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2019, there were no changes in NNN’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, NNN’s internal control over financial reporting.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		The following documents are filed as part of this report

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	38

		Consolidated Balance Sheets as of December 31, 2019 and 2018	42

		Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	43

		Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017	45

		Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	48

		Notes to Consolidated Financial Statements	50

	(2)	Financial Statement Schedules

		Schedule III – Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2019

		Schedule IV – Mortgage Loans on Real Estate and Notes as of December 31, 2019

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

4.4
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.5
Form of Twelfth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.300% Notes due 2023 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.6
Form of 3.300% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.7
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

4.9
Form of Thirteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.900% Notes due 2024 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.10
Form of 3.900% Notes due 2024 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.11
Form of Fourteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.000% Notes due 2025 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

4.12
Form of 4.000% Notes due 2025 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

4.13
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

4.15
Form of Fifteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.60% Notes due 2026 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.16
Form of 3.60% Notes due 2026 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.17
Form of Sixteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.50% Notes due 2027 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 19, 2017, and incorporated herein by reference).

4.18
Form of 3.50% Notes due 2027 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 19, 2017, and incorporated herein by reference).

4.19
Form of Seventeenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.300% Notes due 2028 and 4.800% Notes due 2048 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 27, 2018, and incorporated herein by reference).

4.20
Form of 4.300% Notes due 2028 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 27, 2018, and incorporated herein by reference).

4.21
Form of 4.800% Notes due 2048 (filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 27, 2018, and incorporated herein by reference).

	4.22	Description of Registrant’s Securities (filed herewith).

10.	Material Contracts

10.1*
2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2*
Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3*
Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4*
Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5*
Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6*
Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7*
Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8*
Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.9*
Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Craig Macnab (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.10*
Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.11*
Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.12*
Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Paul E. Bayer (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.13*
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

10.15*
Form of Restricted Award Agreement - Performance between NNN and the Participant of NNN (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

10.16*
Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

10.17*
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

10.19*
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

10.21*
Form of Restricted Award Agreement - Performance between NNN and the Participant of NNN (filed as exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2016, and incorporated herein by reference).

10.22*
Form of Restricted Award Agreement - Service - Non-Executives between NNN and the Participant of NNN (filed as exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2016, and incorporated herein by reference).

10.23*
Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed as exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2016, and incorporated herein by reference).

10.24*
Retirement and Transition Agreement, dated as of September 29, 2016, between the registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2016, and incorporated herein by reference).

10.25*
Amended and Restated Employment Agreement, dated as of September 29, 2016, between the registrant and Julian Whitehurst (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2016, and incorporated herein by reference).

10.26*
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

10.28*
Amended and Restated Deferred Fee Plan for Directors, dated as of August 16, 2018 (filed as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 2018, and incorporated herein by reference).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Registered Public Accounting Firm

	23.1	Ernst & Young LLP dated February 11, 2020 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications**

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications**

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2019, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

104.	Cover Page Interactive Data File

	104.1	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan or arrangement.

**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February 2020.

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

Signature	Title	Date

/s/ Julian E. Whitehurst	Chief Executive Officer, President and Director	February 11, 2020
Julian E. Whitehurst

/s/ Don DeFosset	Chairman of the Board	February 11, 2020
Don DeFosset

/s/ Pamela K. Beall	Director	February 11, 2020
Pamela K. Beall

/s/ Steven D. Cosler	Director	February 11, 2020
Steven D. Cosler

/s/ David M. Fick	Director	February 11, 2020
David M. Fick

/s/ Edward J. Fritsch	Director	February 11, 2020
Edward J. Fritsch

/s/ Betsy D. Holden	Director	February 11, 2020
Betsy D. Holden

/s/ Sam L. Susser	Director	February 11, 2020
Sam L. Susser

/s/ Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial Officer), Executive Vice President, Assistant Secretary and Treasurer	February 11, 2020
Kevin B. Habicht

/s/ Michelle L. Miller	Chief Accounting Officer (Principal Accounting Officer) and Executive Vice President	February 11, 2020
Michelle L. Miller

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2019
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
7-Eleven:
Tampa, FL	$—	$1,081	$917	$—	$—	$1,070	$917	$1,987	$477	1999	12/98	(g)	40
Austin, TX	$—	259	1,361	—	—	259	1,361	1,620	442	1985	11/11		25
Austin, TX	$—	1,101	2,987	—	—	1,101	2,987	4,088	693	2006	11/11		35
Austin, TX	$—	900	3,571	—	—	900	3,571	4,471	829	2004	11/11		35
Beaumont, TX	$—	124	2,968	—	—	124	2,968	3,092	804	1996	11/11		30
Beaumont, TX	$—	239	2,031	—	—	239	2,031	2,270	471	2002	11/11		35
Beaumont, TX	$—	115	1,543	—	—	115	1,543	1,658	418	1996	11/11		30
Bloomington, TX	$—	38	3,093	—	—	38	3,093	3,131	1,005	1985	11/11		25
Bryan, TX	$—	479	3,561	—	—	479	3,561	4,040	965	2000	11/11		30
Canyon Lake, TX	$—	144	1,830	—	—	144	1,830	1,974	595	1977	11/11		25
Cedar Park, TX	$—	833	1,705	—	—	833	1,705	2,538	396	2002	11/11		35
College Station, TX	$—	393	3,342	—	—	393	3,342	3,735	905	2000	11/11		30
Corpus Christi, TX	$—	383	3,093	—	—	383	3,093	3,476	718	2006	11/11		35
Edinburg, TX	$—	431	2,193	—	—	431	2,193	2,624	594	1999	11/11		30
Edna, TX	$—	67	1,897	—	—	67	1,897	1,964	617	1976	11/11		25
Kingsland, TX	$—	153	2,691	—	—	153	2,691	2,844	875	1972	11/11		25
Kingsville, TX	$—	163	1,485	—	—	163	1,485	1,648	483	1990	11/11		25
Laredo, TX	$—	412	1,476	—	—	412	1,476	1,888	400	2001	11/11		30
Palacios, TX	$—	29	1,667	—	—	29	1,667	1,696	542	1984	11/11		25
Pflugerville, TX	$—	996	2,336	—	—	996	2,336	3,332	542	2002	11/11		35
Rio Bravo, TX	$—	355	1,351	—	—	355	1,351	1,706	314	2002	11/11		35
Round Rock, TX	$—	661	1,140	—	—	661	1,140	1,801	309	2000	11/11		30
San Antonio, TX	$—	441	1,313	—	—	441	1,313	1,754	356	1999	11/11		30
Victoria, TX	$—	431	2,298	—	—	431	2,298	2,729	623	1986	11/11		30
Victoria, TX	$—	259	2,346	—	—	259	2,346	2,605	636	1984	11/11		30
West Orange, TX	—	220	2,088	—	—	220	2,088	2,308	565	1993	11/11		30
Winnie, TX	—	115	4,566	—	—	115	4,566	4,681	1,060	2002	11/11		35
Austin, TX	—	612	2,775	—	—	612	2,775	3,387	744	1999	12/11		30
Austin, TX	—	1,215	4,524	—	—	1,215	4,524	5,739	1,039	2004	12/11		35
Austin, TX	—	488	2,163	—	—	488	2,163	2,651	580	2000	12/11		30
Austin, TX	—	938	1,436	—	—	938	1,436	2,374	385	1998	12/11		30
Austin, TX	—	756	2,870	—	—	756	2,870	3,626	769	1999	12/11		30
Austin, TX	—	679	1,905	—	—	679	1,905	2,584	511	1999	12/11		30
Austin, TX	—	775	4,677	—	—	775	4,677	5,452	1,254	1996	12/11		30
Austin, TX	—	880	1,790	—	—	880	1,790	2,670	480	1998	12/11		30
Austin, TX	—	689	1,732	—	—	689	1,732	2,421	464	1999	12/11		30
Austin, TX	—	612	3,061	—	—	612	3,061	3,673	821	1999	12/11		30
Austin, TX	—	861	3,004	—	—	861	3,004	3,865	805	2001	12/11		30
Cedar Park, TX	—	536	1,914	—	—	536	1,914	2,450	513	1999	12/11		30
San Antonio, TX	—	909	1,359	—	—	904	1,359	2,263	364	1999	12/11		30
San Antonio, TX	—	631	2,851	—	—	631	2,851	3,482	764	1999	12/11		30
San Antonio, TX	—	766	1,474	—	—	766	1,474	2,240	395	1999	12/11		30
San Antonio, TX	—	412	2,010	—	—	412	2,010	2,422	539	1999	12/11		30
San Antonio, TX	—	545	3,148	—	—	545	3,148	3,693	844	1999	12/11		30
San Antonio, TX	—	947	2,535	—	—	947	2,535	3,482	680	1999	12/11		30
San Antonio, TX	—	411	2,555	—	—	411	2,555	2,966	685	1999	12/11		30
San Antonio, TX	—	517	2,670	—	—	517	2,670	3,187	716	1999	12/11		30
San Antonio, TX	—	899	2,593	—	—	899	2,593	3,492	596	2002	12/11		35
San Antonio, TX	—	985	3,253	—	—	976	3,253	4,229	872	1999	12/11		30
San Antonio, TX	—	919	2,344	—	—	919	2,344	3,263	539	2002	12/11		35
San Antonio, TX	—	679	2,937	—	—	679	2,937	3,616	787	1999	12/11		30
San Antonio, TX	—	469	2,727	—	—	469	2,727	3,196	731	1998	12/11		30
San Antonio, TX	—	632	1,991	—	—	632	1,991	2,623	534	2001	12/11		30
San Antonio, TX	—	603	2,048	—	—	598	2,048	2,646	549	1999	12/11		30
Universal City, TX	—	699	1,675	—	—	699	1,675	2,374	449	2001	12/11		30
Belpre, OH	—	408	759	—	—	408	759	1,167	166	1990	07/14		25
Charleston, WV	—	689	974	—	—	689	974	1,663	177	1970	07/14		30
Charleston, WV	—	549	729	—	—	549	729	1,278	133	1995	07/14		30
Clarksburg, WV	—	390	613	—	—	390	613	1,003	134	1978	07/14		25
Mannington, WV	—	218	745	—	—	218	745	963	136	1996	07/14		30
N. Belle Vernon, PA	—	438	1,165	—	—	438	1,165	1,603	254	1996	07/14		25
New Castle, PA	—	292	617	—	—	292	617	909	112	1983	07/14		30
Parkersburg, WV	—	298	782	—	—	298	782	1,080	171	1988	07/14		25
Parkersburg, WV	—	422	739	—	—	422	739	1,161	134	1985	07/14		30
Weston, WV	—	114	583	—	—	114	583	697	106	1995	07/14		30

7-Eleven (Susser/Stripes):
Brownsville, TX	—	1,392	1,444	—	—	1,392	1,444	2,836	507	2005	12/05		40
Brownsville, TX	—	2,530	1,125	—	—	2,530	1,125	3,655	395	1990	12/05		40
Brownsville, TX	—	1,039	1,145	—	—	1,039	1,145	2,184	402	2004	12/05		40
Brownsville, TX	—	2,033	1,288	—	—	2,033	1,288	3,321	452	1995	12/05		40
Brownsville, TX	—	1,015	1,308	—	—	1,015	1,308	2,323	459	2003	12/05		40
Brownsville, TX	—	933	699	—	—	933	699	1,632	245	1999	12/05		40
Brownsville, TX	—	1,843	1,419	—	—	1,843	1,419	3,262	498	2000	12/05		40
Brownsville, TX	—	2,915	1,800	—	—	2,915	1,800	4,715	632	2000	12/05		40
Brownsville, TX	—	1,279	1,015	—	—	1,279	1,015	2,294	356	1990	12/05		40
Brownsville, TX	—	2,417	1,828	—	—	2,417	1,828	4,245	642	2000	12/05		40
Brownsville, TX	—	1,182	1,105	—	—	1,182	1,105	2,287	388	2000	12/05		40
Corpus Christi, TX	—	1,385	1,419	—	—	1,385	1,419	2,804	498	1982	12/05		40
Corpus Christi, TX	—	1,400	1,531	—	—	1,400	1,531	2,931	537	1984	12/05		40
Corpus Christi, TX	—	703	1,037	—	—	703	1,037	1,740	364	1986	12/05		40
Corpus Christi, TX	—	1,308	2,151	—	—	1,308	2,151	3,459	755	1995	12/05		40
Corpus Christi, TX	—	853	1,416	—	—	853	1,416	2,269	497	2005	12/05		40
Donna, TX	—	1,004	1,127	—	—	1,004	1,127	2,131	395	1995	12/05		40
Edinburg, TX	—	1,317	1,624	—	—	1,317	1,624	2,941	570	1999	12/05		40
Edinburg, TX	—	970	1,286	—	—	970	1,286	2,256	451	2003	12/05		40
Falfurias, TX	—	4,244	4,458	—	—	4,213	4,458	8,671	1,565	2002	12/05		40
Freer, TX	—	1,151	1,158	—	—	1,151	1,158	2,309	407	1984	12/05		40
George West, TX	—	1,243	695	—	—	1,243	695	1,938	244	1996	12/05		40
Harlingen, TX	—	754	1,152	—	—	754	1,152	1,906	405	1999	12/05		40
Harlingen, TX	—	906	953	—	—	906	953	1,859	334	1991	12/05		40
Harlingen, TX	—	755	601	—	—	755	601	1,356	211	1987	12/05		40
La Feria, TX	—	900	1,347	—	—	900	1,347	2,247	473	1988	12/05		40
Laredo, TX	—	1,495	1,400	—	—	1,495	1,400	2,895	492	1993	12/05		40
Laredo, TX	—	736	670	—	—	736	670	1,406	235	1984	12/05		40
Laredo, TX	—	675	533	—	—	675	533	1,208	187	1993	12/05		40
Laredo, TX	—	841	739	—	—	841	739	1,580	259	2001	12/05		40
Laredo, TX	—	1,553	1,775	—	—	1,553	1,775	3,328	623	2000	12/05		40
Los Indios, TX	—	1,387	1,457	—	—	1,387	1,457	2,844	511	2005	12/05		40
McAllen, TX	—	987	893	—	—	987	893	1,880	314	1999	12/05		40
McAllen, TX	—	975	1,030	—	—	975	1,030	2,005	361	2003	12/05		40
Mission, TX	—	880	1,101	—	—	880	1,101	1,981	387	1999	12/05		40
Mission, TX	—	1,125	1,213	—	—	1,125	1,213	2,338	426	2003	12/05		40
Olmito, TX	—	3,688	2,880	—	—	3,688	2,880	6,568	1,011	2002	12/05		40
Pharr, TX	—	784	805	—	—	784	805	1,589	282	2000	12/05		40
Pharr, TX	—	982	1,178	—	—	982	1,178	2,160	414	1988	12/05		40
Pharr, TX	—	2,426	1,881	—	—	2,426	1,881	4,307	660	2003	12/05		40
Port Isabel, TX	—	2,062	1,299	—	—	2,062	1,299	3,361	456	1994	12/05		40
Portland, TX	—	656	915	—	—	656	915	1,571	321	1983	12/05		40
Progreso, TX	—	1,769	1,811	—	—	1,769	1,811	3,580	636	1999	12/05		40
Riviera, TX	—	2,351	2,158	—	—	2,351	2,158	4,509	758	2005	12/05		40
San Benito, TX	—	791	1,857	—	—	791	1,857	2,648	652	1994	12/05		40
San Benito, TX	—	1,103	1,586	—	—	1,103	1,586	2,689	557	2005	12/05		40
San Juan, TX	—	1,424	1,546	—	—	1,424	1,546	2,970	543	2004	12/05		40
San Juan, TX	—	1,124	1,172	—	—	1,124	1,172	2,296	411	1996	12/05		40
South Padre Island, TX	—	1,367	1,389	—	—	1,367	1,389	2,756	488	1988	12/05		40
Palmview, TX	—	835	1,372	—	—	835	1,372	2,207	453	2005	10/06		40
Harlingen, TX	—	638	1,807	—	—	638	1,807	2,445	589	2006	12/06		40
Rio Grande City, TX	—	1,871	1,612	—	—	1,871	1,612	3,483	526	2006	12/06		40
San Juan, TX	—	816	1,434	—	—	816	1,434	2,250	468	2006	12/06		40
Zapata, TX	—	1,333	1,773	—	—	1,333	1,773	3,106	578	2006	12/06		40
Orange Grove, TX	—	1,767	1,838	—	—	1,767	1,838	3,605	584	2007	04/07		40
Harlingen, TX	—	408	826	—	—	408	826	1,234	334	1982	11/07		30
Laredo, TX	—	584	958	—	—	584	958	1,542	387	1981	11/07		30
Laredo, TX	—	468	728	—	—	468	728	1,196	294	1973	11/07		30
Laredo, TX	—	448	734	—	—	448	734	1,182	297	1981	11/07		30
Laredo, TX	—	698	1,169	—	—	698	1,169	1,867	472	1981	11/07		30
Laredo, TX	—	348	1,168	—	—	348	1,168	1,516	472	1983	11/07		30
San Benito, TX	—	420	1,135	—	—	420	1,135	1,555	459	1985	11/07		30
Del Rio, TX	—	1,565	758	—	—	1,565	758	2,323	230	1996	11/07		40
Kerrville, TX	—	640	1,616	—	—	640	1,616	2,256	490	1996	11/07		40
Pharr, TX	—	573	1,229	—	—	573	1,229	1,802	370	2000	12/07		40
Harlingen, TX	—	277	808	—	—	277	808	1,085	322	1983	01/08		30
Laredo, TX	—	325	816	—	—	325	816	1,141	325	1983	01/08		30
McAllen, TX	—	643	1,776	—	—	643	1,776	2,419	708	1980	01/08		30
Port Isabel, TX	—	299	855	—	—	299	855	1,154	341	1983	01/08		30
Brownsville, TX	—	843	1,429	—	—	843	1,429	2,272	415	2007	05/08		40
Edinburg, TX	—	834	1,787	—	—	834	1,787	2,621	519	2007	05/08		40
La Villa, TX	—	710	2,166	—	—	710	2,166	2,876	629	2007	05/08		40
Laredo, TX	—	879	1,593	—	—	879	1,593	2,472	463	2007	05/08		40
Laredo, TX	—	1,183	1,934	—	—	1,183	1,934	3,117	562	2007	05/08		40
McAllen, TX	—	1,270	2,383	—	—	1,270	2,383	3,653	923	1986	05/08		30

Aaron's:
Memphis, TN	—	416	—	1,320	—	416	1,320	1,736	697	1998	12/97	(g)	40

Abra Auto Body:
Belmont, NC	—	785	2,375	—	—	785	2,375	3,160	44	1970	07/19		25

Academy:
Franklin, TN	—	1,807	2,108	—	—	1,589	2,108	3,697	1,022	1999	06/05		30
Baton Rouge, LA	—	1,511	4,861	—	—	1,511	4,861	6,372	478	2003	07/17		25

Ace Hardware and Lighting:
Bourbonnais, IL	—	298	1,329	—	—	298	1,329	1,627	656	1997	11/98		37

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Action Gypsum Supply:
Carrollton, TX	—	478	535	—	—	478	535	1,013	201	1981	12/04		40

Advance Auto Parts:
Miami, FL	—	867	—	1,035	—	867	1,035	1,902	376	2005	12/04	(g)	40
Abbeville, LA	—	23	148	—	—	23	148	171	67	1970	12/10		20
Abbotsford, WI	—	56	163	—	—	56	163	219	59	1984	12/10		25
Addison, IL	—	76	314	—	—	76	314	390	113	1971	12/10		25
Alsip, IL	—	57	323	—	—	57	323	380	146	1972	12/10		20
Antigo, WI	—	96	294	—	—	96	294	390	89	1998	12/10		30
Arden, NC	—	42	281	—	—	42	281	323	102	1989	12/10		25
Bangor, ME	—	51	339	—	—	51	339	390	123	1985	12/10		25
Bartlett, TN	—	40	293	—	—	40	293	333	106	1989	12/10		25
Bay City, MI	—	106	521	—	—	106	521	627	314	1920	12/10		15
Brunswick, ME	—	41	254	—	—	41	254	295	92	1985	12/10		25
Bucksport, ME	—	19	114	—	—	19	114	133	52	1976	12/10		20
Carol Stream, IL	—	103	515	—	—	103	515	618	233	1960	12/10		20
Chicago, IL	—	83	383	—	—	83	383	466	138	1987	12/10		25
Chippewa Falls, WI	—	33	328	—	—	33	328	361	99	1996	12/10		30
Devils Lake, ND	—	38	276	—	—	38	276	314	83	1999	12/10		30
Dodge City, KS	—	43	166	—	—	43	166	209	100	1948	12/10		15
Eau Claire, WI	—	33	204	—	—	33	204	237	92	1956	12/10		20
Elgin, IL	—	88	311	—	—	88	311	399	141	1965	12/10		20
Escanaba, MI	—	40	283	—	—	40	283	323	102	1982	12/10		25
Gainesville, FL	—	47	362	—	—	47	362	409	218	1957	12/10		15
Greenville, OH	—	63	193	—	—	63	193	256	117	1910	12/10		15
Hayward, WI	—	57	333	—	—	57	333	390	120	1980	12/10		25
Houlton, ME	—	38	219	—	—	38	219	257	198	1915	12/10		10
Irving, TX	—	182	208	—	—	182	208	390	94	1984	12/10		20
Kennedale, TX	—	88	283	—	—	88	283	371	128	1959	12/10		20
Laurel, MS	—	74	202	—	—	74	202	276	121	1959	12/10		15
Madison, TN	—	78	179	—	—	78	179	257	65	1988	12/10		25
Madison, WI	—	57	409	—	—	57	409	466	148	1973	12/10		25
Marshfield, WI	—	60	282	—	—	60	282	342	128	1940	12/10		20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Medford, WI	—	37	229	—	—	37	229	266	83	1988	12/10		25
Midland, TX	—	36	212	—	—	36	212	248	128	1960	12/10		15
Montello, WI	—	26	173	—	—	26	173	199	52	1997	12/10		30
Neillsville, WI	—	26	145	—	—	26	145	171	52	1979	12/10		25
Ocala, FL	—	78	416	—	—	78	416	494	251	1971	12/10		15
Phillips, WI	—	23	177	—	—	23	177	200	53	1992	12/10		30
Rhinelander, WI	—	28	115	—	—	28	115	143	52	1958	12/10		20
River Falls, WI	—	42	234	—	—	42	234	276	106	1976	12/10		20
Rockford, IL	—	61	376	—	—	61	376	437	136	1962	12/10		25
Schofield, WI	—	41	425	—	—	41	425	466	192	1968	12/10		20
Spokane, WA (n)	—	93	373	—	—	93	373	466	169	1972	12/10		20
Spokane, WA	—	66	201	—	—	66	201	267	91	1965	12/10		20
St. Peter, MN	—	17	259	—	—	15	259	274	78	1999	12/10		30
Stayton, OR	—	88	312	—	—	88	312	400	94	1994	12/10		30
Stevens Point, WI	—	61	405	—	—	61	405	466	146	1975	12/10		25
Thornton, CO	—	414	536	—	—	414	536	950	162	1996	12/10		30
Troy, AL	—	15	52	—	—	15	52	67	31	1966	12/10		15
Wausau, WI	—	52	300	—	—	52	300	352	108	1989	12/10		25
Wautoma, WI	—	18	106	—	—	18	106	124	48	1959	12/10		20
West Columbia, SC	—	41	159	—	—	41	159	200	72	1962	12/10		20
West Memphis, AR	—	58	294	—	—	58	294	352	106	1987	12/10		25
Windom, MN (n)	—	5	137	—	—	5	137	142	62	1950	12/10		20
Wisconsin Rapids, WI	—	41	215	—	—	41	215	256	97	1975	12/10		20
Yakima, WA	—	50	321	—	—	50	321	371	145	1965	12/10		20
Aurora, IL	—	641	226	—	—	641	226	867	100	1971	02/11		20
Eagle River, WI	—	99	52	—	—	99	52	151	23	1978	02/11		20
Lexington, KY	—	85	226	—	—	85	226	311	67	1991	02/11		30
Mobile, AL	—	75	197	—	—	75	197	272	83	1975	07/11		20
Fairmont, MN	—	98	166	—	—	98	166	264	66	1978	01/12		20
Sycamore, IL	—	49	476	—	—	49	476	525	189	1924	01/12		20
Orchard Park, NY	—	353	—	725	—	267	725	992	113	2013	05/13	(m)	40
Morrisville, NC	—	127	332	—	—	127	332	459	88	1992	05/13		25
Salt Lake City, UT	—	571	697	—	—	571	697	1,268	231	1951	05/13		20
Crestview, FL	—	158	463	—	—	158	463	621	97	2003	09/13		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Depew, NY	—	309	—	821	—	309	821	1,130	115	2014	10/13	(m)	40
Sherman, TX	—	183	—	657	—	183	657	840	106	2005	01/14	(o)	35
Richmond, VA	—	193	1,268	—	—	193	1,268	1,461	248	2008	02/14		30

Adventure Landing:
Jacksonville Beach, FL	—	3,615	5,636	—	—	3,615	5,636	9,251	2,492	1995	04/11		30
Jacksonville, FL	—	721	861	—	—	721	861	1,582	509	1983	04/11		25
Raleigh, NC	—	1,841	3,124	—	—	1,841	3,124	4,965	1,365	1989	04/11		25
St. Augustine, FL	—	797	289	—	—	797	289	1,086	232	1999	04/11		30
Tonawanda, NY	—	205	927	—	—	205	927	1,132	538	1991	04/11		25

Affordable Care:
Asheville, NC	—	467	576	—	—	467	576	1,043	105	2005	07/14		30
Conover, NC	—	187	623	—	—	187	623	810	113	2002	07/14		30
Poland, OH	—	231	650	—	—	231	650	881	142	2001	07/14		25
Wilmington, NC	—	398	565	—	—	398	565	963	103	2002	07/14		30

Ahern Rentals:
Albuquerque, NM	—	1,588	2,423	—	—	1,588	2,423	4,011	53	1972	06/19		25
Arlington, WA	—	2,042	3,304	—	—	2,042	3,304	5,346	72	1978	06/19		25
Bloomfield, CT	—	269	2,738	—	—	269	2,738	3,007	59	1978	06/19		25
Cedar City, UT	—	195	2,111	—	—	195	2,111	2,306	46	1972	06/19		25
Charlotte, NC	—	576	1,932	—	—	576	1,932	2,508	35	2002	06/19		30
Colorado Springs, CO	—	261	1,144	—	—	261	1,144	1,405	21	2000	06/19		30
Deer Park, NY	—	891	2,617	—	—	891	2,617	3,508	57	1966	06/19		25
El Paso, TX	—	380	3,628	—	—	380	3,628	4,008	79	1978	06/19		25
Fife, WA	—	1,272	3,537	—	—	1,272	3,537	4,809	77	1974	06/19		25
Franksville, WI	—	529	2,098	—	—	529	2,098	2,627	32	2018	06/19		35
Houston, TX	—	964	5,546	—	—	964	5,546	6,510	100	1998	06/19		30
Irving, TX	—	455	3,054	—	—	455	3,054	3,509	55	2000	06/19		30
Kansas City, KS	—	1,049	1,959	—	—	1,049	1,959	3,008	42	1946	06/19		25
Kennesaw, GA	—	3,126	2,384	—	—	3,126	2,384	5,510	43	1996	06/19		30
Lake Dallas, TX	—	1,076	5,156	—	—	1,076	5,156	6,232	112	1990	06/19		25
Lubbock, TX	—	269	2,238	—	—	269	2,238	2,507	40	2000	06/19		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Oklahoma City, OK	—	603	2,404	—	—	603	2,404	3,007	52	1981	06/19	25
Richfield, UT	—	84	1,369	—	—	84	1,369	1,453	30	1995	06/19	25
Sacramento, CA	—	1,235	1,774	—	—	1,235	1,774	3,009	38	1970	06/19	25
Salt Lake City, UT	—	1,486	5,032	—	—	1,486	5,032	6,518	109	1977	06/19	25
Tampa, FL	—	687	3,822	—	—	687	3,822	4,509	83	1966	06/19	25
Waco, TX	—	288	1,719	—	—	288	1,719	2,007	37	1979	06/19	25
Winston Salem, NC	—	177	1,182	—	—	177	1,182	1,359	26	1970	06/19	25

Ajuua Mexican Restaurant:
Aurora, CO	—	1,168	1,105	22	—	1,168	1,127	2,295	540	2000	06/05	30

Aldi:
Cutler Bay, FL	—	989	1,479	205	—	989	1,684	2,673	936	1995	06/96	40

All Star Sports:
Wichita, KS	—	1,551	965	152	—	1,551	1,117	2,668	337	1987	05/07	40
Wichita, KS	—	3,275	1,631	167	—	3,275	1,798	5,073	550	1988	05/07	40

Allsup's:
Abilene, TX	—	233	2,769	—	—	233	2,769	3,002	12	2009	11/19	30
Abilene, TX	—	58	2,944	—	—	58	2,944	3,002	12	2008	11/19	30
Abilene, TX	—	243	3,760	—	—	243	3,760	4,003	16	2008	11/19	30
Artesia, NM	—	136	2,867	—	—	136	2,867	3,003	14	1980	11/19	25
Azle, TX	—	68	1,935	—	—	68	1,935	2,003	8	1987	11/19	30
Bowie, TX	—	272	2,711	—	—	272	2,711	2,983	11	1987	11/19	30
Brownwood, TX	—	165	3,837	—	—	165	3,837	4,002	16	2012	11/19	30
Canyon, TX	—	146	1,857	—	—	146	1,857	2,003	9	1979	11/19	25
Carlsbad, NM	—	233	2,769	—	—	233	2,769	3,002	14	1980	11/19	25
Carlsbad, NM	—	437	3,565	—	—	437	3,565	4,002	15	1983	11/19	30
Carlsbad, NM	—	146	2,857	—	—	146	2,857	3,003	14	1981	11/19	25
Cisco, TX	—	243	2,760	—	—	243	2,760	3,003	11	2007	11/19	30
Clarendon, TX	—	457	3,546	—	—	457	3,546	4,003	13	2018	11/19	35
Clovis, NM	—	175	1,828	—	—	175	1,828	2,003	8	2011	11/19	30
Clovis, NM	—	155	2,847	—	—	155	2,847	3,002	14	1980	11/19	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Comanche, TX	—	360	2,643	—	—	360	2,643	3,003	11	1982	11/19	30
Denver City, TX	—	87	3,915	—	—	87	3,915	4,002	16	1987	11/19	30
Friona, TX	—	107	2,896	—	—	107	2,896	3,003	12	1983	11/19	30
Hobbs, NM	—	87	2,915	—	—	87	2,915	3,002	15	1977	11/19	25
Hobbs, NM	—	330	2,672	—	—	330	2,672	3,002	13	1981	11/19	25
Hobbs, NM	—	544	3,458	—	—	544	3,458	4,002	12	2015	11/19	35
Hobbs, NM	—	68	2,935	—	—	68	2,935	3,003	15	1955	11/19	25
Lovington, NM	—	136	2,867	—	—	136	2,867	3,003	14	1962	11/19	25
Lovington, NM	—	49	2,954	—	—	49	2,954	3,003	15	1962	11/19	25
Plains, TX	—	165	3,837	—	—	165	3,837	4,002	14	2017	11/19	35
Plainview, TX	—	330	3,672	—	—	330	3,672	4,002	13	2018	11/19	35
Portales, NM	—	39	1,964	—	—	39	1,964	2,003	8	1978	11/19	30
Rio Rancho, NM	—	301	2,206	—	—	301	2,206	2,507	9	1989	11/19	30
Roswell, NM	—	146	3,857	—	—	146	3,857	4,003	16	1997	11/19	30
San Angelo, TX	—	476	3,526	—	—	476	3,526	4,002	13	2018	11/19	35
San Angelo, TX	—	622	3,381	—	—	622	3,381	4,003	12	2017	11/19	35
Santa Fe, NM	—	496	2,012	—	—	496	2,012	2,508	8	1995	11/19	30
Santa Fe, NM	—	292	2,216	—	—	292	2,216	2,508	9	1990	11/19	30
Silverton, TX	—	155	2,847	—	—	155	2,847	3,002	14	1981	11/19	25
Snyder, TX	—	185	3,818	—	—	185	3,818	4,003	14	2014	11/19	35
Stephenville, TX	—	612	2,390	—	—	612	2,390	3,002	9	2013	11/19	35
Stephenville, TX	—	884	2,623	—	—	884	2,623	3,507	11	2008	11/19	30

AMC Theatre:
Bloomington, IN	—	2,338	4,000	—	—	2,338	4,000	6,338	1,967	1987	09/07	25
Brighton, CO	—	1,070	5,491	3,000	—	1,070	8,491	9,561	1,981	2005	09/07	40
Castle Rock, CO	—	2,905	5,002	—	—	2,905	5,002	7,907	1,537	2005	09/07	40
Evansville, IN	—	1,300	4,269	3,400	—	1,300	7,669	8,969	1,921	1999	09/07	35
Galesburg, IL	—	1,205	2,441	—	—	1,205	2,441	3,646	750	2003	09/07	40
Machesney Park, IL	—	3,018	8,770	—	—	3,018	8,770	11,788	2,695	2005	09/07	40
Michigan City, IN	—	1,996	8,422	—	—	1,996	8,422	10,418	2,588	2005	09/07	40
Muncie, IN	—	1,243	5,512	2,400	—	1,243	7,912	9,155	1,858	2005	09/07	40
Naperville, IL	—	6,141	11,624	—	—	6,141	11,624	17,765	3,572	2006	09/07	40
New Lenox, IL	—	6,778	10,980	—	—	6,778	10,980	17,758	3,374	2004	09/07	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Chicago, IL	—	7,257	10,955	—	—	7,257	10,955	18,212	3,275	2007	01/08		40
Johnson Creek, WI	—	1,433	3,932	—	—	1,433	3,932	5,365	1,343	1997	01/08		35
Lake Delton, WI	—	2,063	8,366	—	—	2,063	8,366	10,429	2,858	1999	01/08		35
Quincy, IL	—	1,297	2,850	—	—	1,297	2,850	4,147	974	1982	01/08		35
Schererville, IN	—	6,619	14,225	—	—	6,619	14,225	20,844	5,670	1996	01/08		30
Fayetteville, NC	—	2,409	—	13,750	—	2,409	13,750	16,159	1,762	2014	11/13		40
Southington, CT	—	1,346	—	4,263	—	1,346	4,263	5,609	788	1993	05/14	(o)	30
Albuquerque, NM	—	1,474	—	10,301	—	1,474	10,301	11,775	1,084	2015	11/14	(m)	40
West Jordan, UT	—	3,302	246	3,117	—	3,302	3,363	6,665	443	2015	05/15	(m)	30

American Family Care:
Mobile, AL	—	843	562	348	—	843	910	1,753	346	1997	12/01		40
Alcoa, TN	—	1,221	—	1,730	—	1,221	1,730	2,951	272	2013	12/12	(m)	40
Cullman, AL	—	541	—	1,517	—	541	1,517	2,058	235	2013	12/12	(m)	40
Decatur, AL	—	460	1,283	—	—	460	1,283	1,743	258	2010	12/12		35
Nashville, TN	—	377	—	1,403	—	377	1,403	1,780	212	2013	12/12	(m)	40
Pace, FL	—	738	—	1,459	—	738	1,459	2,197	226	2013	12/12	(m)	40
Woodstock, GA	—	563	—	1,653	—	563	1,653	2,216	243	2014	12/12	(m)	40
Fairhope, AL	—	(l)	1,929	—	—	(l)	1,929	1,929	332	2012	02/13		40
Dothan, AL	—	667	—	1,400	—	667	1,400	2,067	220	2013	02/13	(m)	40
Auburn, AL	—	663	—	1,835	—	663	1,835	2,498	277	2013	03/13	(m)	40
Milton, GA	—	577	1,526	—	—	577	1,526	2,103	259	2012	03/13		40
Roswell, GA	—	814	—	1,851	—	816	1,851	2,667	249	2014	04/13	(m)	40
Marietta, GA	—	432	—	1,846	—	432	1,846	2,278	271	2014	04/13	(m)	40
Mt. Juliet, TN	—	875	1,566	—	—	875	1,566	2,441	253	2013	07/13		40
Chattanooga, TN	—	469	—	1,626	—	469	1,626	2,095	239	2014	07/13	(m)	40
Columbus, GA	—	550	—	1,520	—	550	1,520	2,070	223	2014	07/13	(m)	40
Birmingham, AL	—	445	—	1,640	—	445	1,640	2,085	244	2005	08/13	(o)	40
Hendersonville, TN	—	660	1,640	—	—	660	1,640	2,300	251	2013	11/13		40
Calera, AL	—	606	—	1,673	—	606	1,673	2,279	228	2014	12/13	(m)	40
Spring Hill, TN	—	589	—	1,718	—	589	1,718	2,307	224	2014	02/14	(m)	40
Athens, AL	—	497	—	1,834	—	497	1,834	2,331	231	2014	03/14	(m)	40
Panama City Beach, FL	—	995	—	1,745	—	995	1,745	2,740	224	2014	04/14	(m)	40
Gadsden, AL	—	527	—	1,565	—	527	1,565	2,092	197	2014	05/14		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Knoxville, TN	—	2,021	—	2,014	—	2,021	2,014	4,035	221	2015	08/14	(m)	40
Fort Oglethorpe, GA	—	736	—	1,832	—	736	1,832	2,568	212	2015	08/14	(m)	40
Enterprise, AL	—	570	—	1,703	—	570	1,703	2,273	179	2015	01/15	(m)	40

American Freight:
Glen Allen, VA	—	889	1,948	—	—	889	1,948	2,837	1,149	1996	05/96		40

American Retail Service:
Lincoln City, OR	—	1,099	1,560	—	—	1,099	1,560	2,659	439	1973	12/12		25
Salem, OR	—	433	1,627	735	—	433	2,362	2,795	494	1999	12/12	(o)	40
Yuma, AZ	—	1,118	1,878	—	—	1,118	1,878	2,996	529	1987	12/12		25

Amoco:
Miami, FL	—	969	—	—	—	969	(i)	969	(i)	(i)	05/03		(i)
Sunrise, FL	—	949	—	—	—	949	(i)	949	(i)	(i)	06/03		(i)
Deerfield Beach, FL	—	770	274	26	—	770	300	1,070	102	1980	12/05		40

Amscot:
Tampa, FL	—	1,160	352	—	—	1,160	352	1,512	125	1981	10/05		40
Orlando, FL	—	764	—	891	—	764	891	1,655	301	2006	12/05		40
Orlando, FL	—	664	1,011	—	—	664	983	1,647	328	2006	12/05	(g)	40
Orlando, FL	—	358	—	900	—	358	900	1,258	305	2006	02/06	(g)	40
Orlando, FL	—	546	—	872	—	546	872	1,418	298	2006	02/06	(g)	40
Clearwater, FL	—	456	332	—	—	456	332	788	110	1967	09/06		40

Antojo Mexican Grill:
Lakewood, WA	—	580	201	—	—	575	201	776	133	1984	09/06		20

Applebee's:
Ballwin, MO	—	1,496	1,404	47	—	1,496	1,450	2,946	639	1995	12/01		40
Crestview Hills, KY	—	1,069	1,367	—	—	1,069	1,367	2,436	513	1993	08/10		25
Danville, KY	—	641	1,645	—	—	641	1,645	2,286	514	2003	08/10		30
Florence, KY	—	1,075	1,488	—	—	1,075	1,488	2,563	558	1988	08/10		25
Frankfort, KY	—	862	1,610	—	—	862	1,610	2,472	503	1993	08/10		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Georgetown, KY	—	809	1,437	—	—	809	1,437	2,246	449	2001	08/10	30
Hilliard, OH	—	808	1,846	—	—	808	1,846	2,654	577	1998	08/10	30
Maysville, KY	—	513	1,387	—	—	513	1,387	1,900	371	2005	08/10	35
Nicholasville, KY	—	454	1,077	—	—	454	1,077	1,531	337	2000	08/10	30
Troy, OH	—	645	862	—	—	645	862	1,507	323	1996	08/10	25
Grove City, OH	—	511	1,415	—	—	511	1,415	1,926	434	1990	10/10	30
Kettering, OH	—	359	1,043	—	—	359	1,043	1,402	274	2005	10/10	35
Mesa, AZ	—	974	1,514	—	—	974	1,514	2,488	465	1992	10/10	30
Mt. Sterling, KY	—	510	1,392	—	—	510	1,392	1,902	366	2000	10/10	35
Phoenix, AZ	—	781	1,456	—	—	781	1,456	2,237	447	1995	10/10	30
Phoenix, AZ	—	458	1,099	—	—	458	1,099	1,557	289	2004	10/10	35
Angola, IN	—	478	1,533	—	—	478	1,533	2,011	239	2002	07/14	35

Arby's:
Colorado Springs, CO	—	206	534	—	—	206	534	740	241	1998	12/01	40
Thomson, GA	—	268	504	—	—	268	504	772	227	1997	12/01	40
Washington Courthouse, OH	—	157	546	250	—	157	796	953	250	1998	12/01	40
Whitmore Lake, MI	—	171	469	—	—	171	469	640	212	1993	12/01	40
Indianapolis, IN	—	285	686	—	—	285	686	971	125	1998	07/14	30
Indianapolis, IN	—	456	830	—	—	456	830	1,286	129	2005	07/14	35
Madison, GA	—	242	697	—	—	242	697	939	136	1985	02/15	25
Muncie, IN	—	400	876	—	—	400	876	1,276	140	1995	03/15	30
Gordonsville, TN	—	408	1,077	—	—	408	1,077	1,485	145	2009	12/15	30
Ada, OK	—	147	1,841	—	—	147	1,841	1,988	77	1980	12/18	25
Altus, OK	—	333	902	—	—	333	902	1,235	38	1978	12/18	25
Ardmore, OK	—	490	1,206	—	—	490	1,206	1,696	36	2013	12/18	35
Arkansas City, KS	—	59	1,118	—	—	59	1,118	1,177	39	1999	12/18	30
Bentonville, AR	—	245	1,099	—	—	245	1,099	1,344	38	2007	12/18	30
Boonville, MO	—	157	1,040	—	—	157	1,040	1,197	36	2007	12/18	30
Broken Arrow, OK	—	471	765	—	—	471	765	1,236	27	2005	12/18	30
Broken Arrow, OK	—	333	1,138	—	—	333	1,138	1,471	47	1978	12/18	25
Cabot, AR	—	225	1,744	—	—	225	1,744	1,969	61	1994	12/18	30
Choctaw, OK	—	509	2,093	—	—	509	2,093	2,602	62	2017	12/18	35
Claremore, OK	—	196	1,976	—	—	196	1,976	2,172	69	2005	12/18	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Clinton, MO	—	147	1,196	—	—	147	1,196	1,343	42	2005	12/18	30
Coffeyville, KS	—	59	1,059	—	—	59	1,059	1,118	37	1995	12/18	30
Colorado Springs, CO	—	344	885	—	—	344	885	1,229	31	2004	12/18	30
Concordia, KS	—	118	923	—	—	118	923	1,041	38	1992	12/18	25
Conway, AR	—	157	972	—	—	157	972	1,129	34	1994	12/18	30
Derby, KS	—	353	941	—	—	353	941	1,294	33	2000	12/18	30
Eagle, ID	—	441	990	—	—	441	990	1,431	29	2017	12/18	35
Edmond, OK	—	186	951	—	—	186	951	1,137	40	1977	12/18	25
Edwardsville, IL	—	147	1,294	—	—	147	1,294	1,441	45	2000	12/18	30
El Dorado, KS	—	167	1,030	—	—	167	1,030	1,197	36	2004	12/18	30
Fayetteville, AR	—	441	1,069	—	—	441	1,069	1,510	37	1998	12/18	30
Fayetteville, AR	—	550	658	—	—	550	658	1,208	23	2006	12/18	30
Fort Smith, AR	—	393	1,090	—	—	393	1,090	1,483	45	1980	12/18	25
Fountain, CO	—	707	913	—	—	707	913	1,620	27	2013	12/18	35
Glenpool, OK	—	137	1,334	—	—	137	1,334	1,471	56	1980	12/18	25
Godfrey, IL	—	157	1,186	—	—	157	1,186	1,343	41	2001	12/18	30
Greeley, CO	—	529	1,684	—	—	529	1,684	2,213	50	2017	12/18	35
Greenwood, AR	—	59	943	—	—	59	943	1,002	33	1994	12/18	30
Guthrie, OK	—	303	1,566	—	—	303	1,566	1,869	54	2002	12/18	30
Harrison, AR	—	402	1,423	—	—	402	1,423	1,825	49	2003	12/18	30
Harrisonville, MO	—	372	902	—	—	372	902	1,274	38	1986	12/18	25
Hays, KS	—	176	1,888	—	—	176	1,888	2,064	79	1986	12/18	25
Hot Springs, AR	—	441	1,128	—	—	441	1,128	1,569	47	1985	12/18	25
Hutchinson, KS	—	118	952	—	—	118	952	1,070	40	1982	12/18	25
Hutchinson, KS	—	206	1,098	—	—	206	1,098	1,304	38	2006	12/18	30
Independence, MO	—	412	853	—	—	412	853	1,265	30	2008	12/18	30
Independence, MO	—	294	1,341	—	—	294	1,341	1,635	47	2010	12/18	30
Jerseyville, IL	—	187	845	—	—	187	845	1,032	29	1998	12/18	30
Kansas City, MO	—	470	1,194	—	—	470	1,194	1,664	36	2015	12/18	35
Kearney, MO	—	343	1,234	—	—	343	1,234	1,577	43	1996	12/18	30
Lansing, KS	—	245	834	—	—	245	834	1,079	29	2007	12/18	30
Lawton, OK	—	431	1,039	—	—	431	1,039	1,470	43	1987	12/18	25
Litchfield, IL	—	186	1,402	—	—	186	1,402	1,588	42	2013	12/18	35
Little Rock, AR	—	736	579	—	—	736	579	1,315	17	2013	12/18	35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Little Rock, AR	—	393	541	—	—	393	541	934	23	1988	12/18	25
Manhattan, KS	—	333	1,078	—	—	333	1,078	1,411	32	2015	12/18	35
Mehlville, MO	—	167	1,264	—	—	167	1,264	1,431	44	2005	12/18	30
Midwest City, OK	—	226	922	—	—	226	922	1,148	38	1978	12/18	25
Midwest City, OK	—	245	980	—	—	245	980	1,225	41	1978	12/18	25
Mission, KS	—	314	892	—	—	314	892	1,206	31	1999	12/18	30
Moore, OK	—	196	727	—	—	196	727	923	30	1977	12/18	25
Moore, OK	—	530	814	—	—	530	814	1,344	28	2006	12/18	30
Muskogee, OK	—	157	1,000	—	—	157	1,000	1,157	35	2000	12/18	30
Neosho, MO	—	206	971	—	—	206	971	1,177	34	2007	12/18	30
Newcastle, OK	—	176	1,225	—	—	176	1,225	1,401	43	2007	12/18	30
Nixa, MO	—	490	628	—	—	490	628	1,118	22	2005	12/18	30
Norman, OK	—	353	874	—	—	353	874	1,227	30	1994	12/18	30
North Little Rock, AR	—	491	432	—	—	491	432	923	13	2006	12/18	35
Oklahoma City, OK	—	433	560	—	—	433	560	993	19	2003	12/18	30
Osage Beach, MO	—	245	932	—	—	245	932	1,177	32	2008	12/18	30
Park City, KS	—	284	1,351	—	—	284	1,351	1,635	40	2017	12/18	35
Pittsburg, KS	—	216	1,303	—	—	216	1,303	1,519	54	1978	12/18	25
Platte City, MO	—	392	921	—	—	392	921	1,313	32	2003	12/18	30
Sallisaw, OK	—	127	1,186	—	—	127	1,186	1,313	41	2002	12/18	30
Sand Springs, OK	—	147	1,459	—	—	147	1,459	1,606	51	1998	12/18	30
Sapulpa, OK	—	147	1,733	—	—	147	1,733	1,880	72	1981	12/18	25
Shawnee, OK	—	98	1,254	—	—	98	1,254	1,352	52	1980	12/18	25
Siloam Springs, AR	—	216	1,216	—	—	216	1,216	1,432	51	1980	12/18	25
St. Louis, MO	—	363	1,019	—	—	363	1,019	1,382	35	2008	12/18	30
Topeka, KS	—	587	1,116	—	—	587	1,116	1,703	39	2006	12/18	30
Tulsa, OK	—	529	784	—	—	529	784	1,313	33	1993	12/18	25
Tulsa, OK	—	206	1,216	—	—	206	1,216	1,422	51	1982	12/18	25
Tulsa, OK	—	98	865	—	—	98	865	963	36	1981	12/18	25
Tulsa, OK	—	539	716	—	—	539	716	1,255	25	1997	12/18	30
Tulsa, OK	—	804	716	—	—	804	716	1,520	25	2006	12/18	30
Tulsa, OK	—	323	1,470	—	—	323	1,470	1,793	61	1981	12/18	25
Union, MO	—	128	835	—	—	128	835	963	29	2006	12/18	30
Van Buren, AR	—	334	1,187	—	—	334	1,187	1,521	41	2000	12/18	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Vandalia, IL	—	206	962	—	—	206	962	1,168	40	1981	12/18		25
Weatherford, OK	—	118	1,469	—	—	118	1,469	1,587	51	1999	12/18		30
Wichita, KS	—	98	1,089	—	—	98	1,089	1,187	45	1981	12/18		25
Wichita, KS	—	314	960	—	—	314	960	1,274	33	1994	12/18		30
Wichita, KS	—	343	687	—	—	343	687	1,030	20	2014	12/18		35
Woodward, OK	—	108	1,401	—	—	108	1,401	1,509	58	1982	12/18		25
Wagoner, OK	—	157	971	—	—	157	971	1,128	28	1988	04/19		25
Mustang, OK	—	285	1,403	—	—	285	1,403	1,688	16	1984	09/19		25

ARCO ampm:
Casa Grande, AZ	—	2,340	1,894	83	—	2,340	1,905	4,245	640	1993	05/08		35
Gilbert, AZ	—	1,317	1,304	85	—	1,166	1,325	2,491	454	1996	05/08		35
Globe, AZ	—	762	2,148	114	—	762	2,180	2,942	745	1998	05/08		35
Mesa, AZ	—	2,219	2,140	89	—	2,219	2,170	4,389	652	2000	05/08		40
Mesa, AZ	—	1,332	1,367	92	—	1,156	1,385	2,541	548	1986	05/08		30
Prescott, AZ	—	1,266	1,261	118	—	1,266	1,294	2,560	452	1997	05/08		35
Scottsdale, AZ	—	1,529	1,373	240	—	1,529	1,451	2,980	534	1999	05/08		35
Sedona, AZ	—	1,281	1,324	107	—	1,281	1,345	2,626	406	2000	05/08		40
Tucson, AZ	—	1,223	1,911	102	—	1,223	1,932	3,155	656	1996	05/08		35
Tucson, AZ	—	1,457	1,619	125	—	1,457	1,651	3,108	570	1995	05/08		35
Tucson, AZ	—	1,083	1,599	86	—	1,083	1,620	2,703	552	1992	05/08		35
Tucson, AZ	—	1,105	1,336	111	—	1,105	1,358	2,463	466	1992	05/08		35
Soldotna, AK	—	180	891	—	—	180	891	1,071	194	1985	07/14		25

Ashley Furniture:
Altamonte Springs, FL	—	2,906	4,877	315	—	2,906	5,192	8,098	2,874	1997	09/97		40
Florissant, MO	—	896	1,057	3,058	—	899	4,113	5,012	1,132	1996	04/03	(g)	40
Louisville, KY	—	1,667	4,989	—	—	1,667	4,989	6,656	1,845	2005	03/05		40

At Home:
Douglasville, GA	—	1,588	3,916	—	—	1,588	3,916	5,504	1,477	1987	06/12		20
Humble, TX	—	3,559	5,046	—	—	3,559	5,046	8,605	1,522	2001	06/12		25
Noblesville, IN	—	1,870	4,241	—	—	1,870	4,241	6,111	1,599	1995	06/12		20
Sandston, VA	—	1,972	6,599	—	—	1,972	6,599	8,571	1,991	1996	06/12		25
Greensboro, NC	—	2,121	6,460	—	—	2,121	6,460	8,581	1,516	1998	12/12		30
Greenville, SC	—	1,892	5,404	—	—	1,727	5,404	7,131	1,162	1996	08/14		25
Hilliard, OH	—	1,747	4,642	—	—	1,836	4,514	6,350	941	1994	10/14		25
San Antonio, TX	—	3,818	5,922	—	—	3,818	5,922	9,740	896	1999	06/15		30
Colorado Springs, CO	—	3,173	6,928	—	—	3,173	6,928	10,101	150	1969	06/19		25
Kissimmee, FL	—	2,204	5,847	—	—	2,204	5,847	8,051	127	1992	06/19		25
O'Fallon, IL	—	2,160	7,484	—	—	2,160	7,484	9,644	162	1998	06/19		25

AT&T:
Cincinnati, OH	—	297	443	347	—	312	775	1,087	343	1999	06/98		40

Auto Solution:
Albuquerque, NM	—	1,113	—	1,443	—	1,113	1,443	2,556	518	2005	04/04	(f)	40

AutoZone:
Homestead, PA	—	500	—	105	—	605	(i)	605	(i)	(i)	02/97		(i)

Bandana's BBQ:
St. Peters, MO	—	318	640	—	—	318	640	958	125	1981	02/15		25

BankUnited:
Orlando, FL	—	257	287	—	—	257	72	329	21	1988	07/92		30

Bar Louie:
Rochester, NY	—	792	1,535	204	—	756	1,733	2,489	505	1995	06/07		40

Barnes & Noble:
Brandon, FL	—	1,476	1,527	—	—	1,476	1,527	3,003	954	1995	08/94	(f)	40
Glendale, CO	—	3,245	2,722	—	—	3,245	2,722	5,967	1,718	1994	09/94		40
Plantation, FL	—	3,616	3,498	—	—	3,616	960	4,576	199	1996	05/95	(f)	30
Freehold, NJ	—	2,917	2,261	—	—	2,917	2,261	5,178	1,352	1995	01/96		40
Dayton, OH	—	1,413	3,325	—	—	1,413	3,325	4,738	1,865	1996	05/97		40
Redding, CA	—	497	1,626	—	—	497	1,626	2,123	916	1997	06/97		40
Memphis, TN	—	1,574	2,242	—	—	1,574	2,242	3,816	892	1997	09/97		40
Marlton, NJ	—	2,831	4,319	—	—	2,709	4,319	7,028	2,281	1995	11/98		40

Batteries Plus Bulbs:
Sunrise, FL	—	287	424	98	—	287	521	808	176	1979	05/04		40

Bay County Tax Collector:
Lynn Haven, FL	—	797	865	—	—	797	865	1,662	566	1974	06/13		10

Bealls:
Sarasota, FL	—	1,078	1,795	143	—	1,131	1,886	3,017	760	1996	09/97		40

Beautiful America Dry Cleaners:
Orlando, FL	—	40	111	—	—	40	111	151	44	2001	02/04		40

Bed Bath & Beyond:
Glen Allen, VA	—	1,184	2,843	262	—	1,267	3,021	4,288	1,307	1997	06/98		40
Glendale, AZ	—	1,082	—	2,758	—	1,082	2,758	3,840	1,411	1999	12/98	(g)	40
Colonie, NY	—	3,119	4,130	—	—	3,119	4,130	7,249	740	1967	08/14		30

BEL Furniture:
Beaumont, TX	—	614	2,177	—	—	614	2,177	2,791	902	1992	09/11		20

Belle Tire:
Lansing, MI	—	983	2,969	—	—	983	2,969	3,952	111	2005	11/18		30
Lapeer, MI	—	588	2,980	—	—	588	2,980	3,568	96	2013	11/18		35
Michigan City, IN	—	665	4,537	—	—	665	4,537	5,202	146	2017	11/18		35
Midland, MI	—	308	3,538	—	—	308	3,538	3,846	133	2006	11/18		30
Mt. Pleasant, MI	—	308	3,740	—	—	308	3,740	4,048	120	2012	11/18		35
Muskegon, MI	—	733	3,114	—	—	733	3,114	3,847	100	2012	11/18		35
Northville, MI	—	905	5,448	—	—	905	5,448	6,353	175	2017	11/18		35
Gaylord, MI	—	580	2,049	—	—	580	2,049	2,629	56	2018	01/19		35
Camby, IN	—	860	—	2,264	—	860	2,264	3,124	31	2019	02/19	(m)	40
Columbus, IN	—	744	—	2,435	—	744	2,435	3,179	38	2019	02/19	(m)	40
Greenfield, IN	—	570	—	2,342	—	570	2,342	2,912	32	2019	02/19	(m)	40
Greenwood, IN	—	281	2,297	—	—	281	2,297	2,578	45	2019	03/19		40
Cumberland, IN	—	464	2,223	—	—	464	2,223	2,687	44	2019	03/19		40
Plainfield, IN	—	713	—	2,419	—	713	2,419	3,132	33	2019	03/19	(m)	40
Indianapolis, IN	—	513	—	2,489	—	513	2,489	3,002	23	2019	05/19	(m)	40
Whitestown, IN	—	912	—	3,340	—	912	3,340	4,252	24	2019	05/19	(m)	40
Bloomington, IN	—	883	—	2,632	—	883	2,632	3,515	19	2019	05/19	(m)	(k)
Lawrence, IN	—	463	—	2,790	—	463	2,790	3,253	15	2019	06/19	(m)	40
Merrillville, IN	—	793	—	3,048	—	793	3,048	3,841	22	2019	07/19	(m)	40
Petoskey, MI	—	822	2,146	—	—	822	2,146	2,968	20	2019	08/19		40
Fishers, IN	—	777	—	—	—	777	(e)	777	(e)	(e)	10/19	(m)	(e)
Brownsburg, IN	—	938	—	—	—	938	(e)	938	(e)	(e)	10/19	(m)	(e)
Lafayette, IN	—	493	—	—	—	493	(e)	493	(e)	(e)	11/19	(m)	(e)
Terre Haute, IN	—	838	—	—	—	838	(e)	838	(e)	(e)	11/19	(m)	(e)
West Lafayette, IN	—	673	—	—	—	673	(e)	673	(e)	(e)	11/19	(m)	(e)

Best Buy:
Brandon, FL	—	2,985	2,772	—	—	2,985	2,772	5,757	1,585	1996	02/97		40
Cuyahoga Falls, OH	—	3,709	2,359	—	—	3,703	2,359	6,062	1,330	1988	06/97		40
Rockville, MD	—	6,233	3,419	—	—	6,233	3,419	9,652	1,920	1995	07/97		40
Fairfax, VA	—	3,052	3,218	—	—	3,052	3,218	6,270	1,800	1995	08/97		40
St Petersburg, FL	—	4,032	2,611	—	—	4,032	2,611	6,643	1,312	1997	09/97		35
North Fayette, PA	—	2,331	2,293	—	—	2,331	2,293	4,624	1,235	1997	06/98		40
Denver, CO	—	8,882	4,373	—	—	8,882	4,373	13,255	2,027	1991	06/01		40
Albuquerque, NM	—	2,157	3,132	—	—	2,157	3,132	5,289	1,039	1992	09/11		25
Arlington, TX	—	1,372	3,890	—	—	1,372	3,890	5,262	1,290	1991	09/11		25
Fort Collins, CO	—	2,054	3,346	—	—	2,054	3,346	5,400	1,110	1992	09/11		25
Fort Worth, TX	—	687	2,177	—	—	687	2,177	2,864	602	1992	09/11		30
Houston, TX	—	1,409	3,095	—	—	1,301	3,003	4,304	830	1992	09/11		30
Nashua, NH	—	1,028	7,052	—	—	1,028	7,052	8,080	1,949	1999	09/11		30
North Attleborough, MA	—	2,761	4,165	—	—	2,761	4,165	6,926	1,151	1999	09/11		30
Schaumburg, IL	—	3,170	4,784	—	—	3,170	4,784	7,954	1,984	1965	09/11		20
Virginia Beach, VA	—	3,140	4,276	—	—	3,140	4,276	7,416	1,182	1999	09/11		30

Big Lots:
Dover, NJ	—	1,138	3,238	732	—	1,138	3,970	5,108	1,920	1995	11/98		40
Florence, AL	—	1,034	—	4,857	—	851	4,857	5,708	810	2012	06/04	(m)	40
Webster Groves, MO	—	1,061	1,467	—	—	1,061	1,467	2,528	167	1970	04/18		15

Big Sky Mattress:
Helena, MT	—	658	1,568	—	—	658	1,568	2,226	175	2015	03/15		40

Bishop Family Insurance Agency:
Spotsylvania, VA	—	1,398	1,158	11	—	288	210	498	200	1964	06/13		35

BJ's Wholesale Club:
Orlando, FL	—	3,271	8,627	357	—	3,267	8,966	12,233	3,545	2001	02/04		40
Fairfax, VA	—	6,792	14,941	—	—	6,706	14,941	21,647	4,130	1992	09/11		30
Hamilton, NJ	—	3,166	29,373	—	—	3,166	29,373	32,539	6,959	2002	09/11		35
Hialeah, FL	—	4,792	14,067	—	—	4,792	14,067	18,859	3,888	2000	09/11		30
Roxbury, NJ	—	3,040	16,168	—	—	3,040	16,168	19,208	5,362	1993	09/11		25
W. Hartford, CT	—	2,846	14,299	—	—	2,846	14,299	17,145	3,952	1996	09/11		30
Cape Coral, FL	—	2,783	13,710	—	—	2,783	13,710	16,493	1,733	2005	03/16		30
Voorhees, NJ	—	3,103	14,055	—	—	3,103	14,055	17,158	1,737	2004	04/16		30
Manchester, NH	—	5,009	14,053	—	—	5,009	14,053	19,062	839	1990	03/18		30
Auburn, MA	—	3,371	9,718	—	—	3,371	9,718	13,089	113	1992	09/19		25
Stoughton, MA	—	5,251	10,735	—	—	5,251	10,735	15,986	125	1991	09/19		25

BMW:
Duluth, GA	—	4,434	4,080	6,559	—	4,504	10,639	15,143	3,830	1984	12/01		40

Bob Evans:
Amherst, NY	—	422	971	—	—	422	971	1,393	120	1994	04/16		30
Ashland, KY	—	383	913	—	—	383	913	1,296	113	2003	04/16		30
Avon, IN	—	432	609	—	—	414	609	1,023	75	2004	04/16		30
Baltimore, MD	—	1,138	196	—	—	1,138	196	1,334	24	1993	04/16		30
Batavia, NY	—	599	657	—	—	599	657	1,256	81	1996	04/16		30
Beachwood, OH	—	542	108	—	—	542	108	650	13	2004	04/16		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Beavercreek, OH	—	570	334	—	—	570	334	904	41	2003	04/16	30
Beckley, WV	—	579	824	—	—	579	824	1,403	103	1992	04/16	30
Bel Air, MD	—	911	1,147	—	—	911	1,147	2,058	142	1995	04/16	30
Benton Harbor, MI	—	157	1,079	—	—	157	1,079	1,236	133	1989	04/16	30
Blue Springs, MO	—	550	462	—	—	550	462	1,012	57	1996	04/16	30
Brook Park, OH	—	570	570	—	—	570	570	1,140	70	2002	04/16	30
Camby, IN	—	510	932	—	—	510	932	1,442	115	2002	04/16	30
Canton, MI	—	776	167	—	—	776	167	943	21	2002	04/16	30
Canton, MI	—	804	589	—	—	804	589	1,393	73	2003	04/16	30
Chesterfield Twp, MI	—	746	491	—	—	746	491	1,237	61	2003	04/16	30
Chillicothe, OH	—	334	727	—	—	266	702	968	87	1995	04/16	30
Cincinnati, OH	—	482	295	—	—	480	295	775	36	1997	04/16	30
Cincinnati, OH	—	500	1,323	—	—	500	1,323	1,823	164	1999	04/16	30
Clarksville, IN	—	726	794	—	—	726	794	1,520	98	2000	04/16	30
Clearwater, FL	—	520	648	—	—	520	648	1,168	96	1986	04/16	25
Clermont, FL	—	1,011	49	—	—	1,011	49	1,060	6	2006	04/16	30
Coldwater, MI	—	324	1,020	—	—	324	1,020	1,344	151	1995	04/16	25
Columbia, MO	—	491	521	—	—	491	521	1,012	64	1997	04/16	30
Columbus, IN	—	696	1,117	—	—	696	1,117	1,813	118	2005	04/16	35
Columbus, OH	—	647	1,010	—	—	647	1,010	1,657	125	1994	04/16	30
Columbus, OH	—	432	961	—	—	432	961	1,393	143	1985	04/16	25
Corning, NY	—	196	1,412	—	—	196	1,412	1,608	175	1996	04/16	30
Cross Lanes, WV	—	354	600	—	—	354	600	954	89	1987	04/16	25
Dearborn, MI	—	560	579	—	—	560	579	1,139	86	1984	04/16	25
Dublin, OH	—	697	677	—	—	697	677	1,374	100	1985	04/16	25
Dublin, OH	—	804	559	—	—	804	559	1,363	69	1996	04/16	30
Dunkirk, NY	—	392	1,353	—	—	392	1,353	1,745	167	1994	04/16	30
Erie, PA	—	941	902	—	—	941	902	1,843	134	1990	04/16	25
Erie, PA	—	451	765	—	—	451	765	1,216	95	1998	04/16	30
Fairfield, OH	—	138	776	—	—	138	776	914	96	1999	04/16	30
Fayetteville, WV	—	392	1,285	—	—	392	1,285	1,677	159	2006	04/16	30
Festus, MO	—	451	1,020	—	—	451	1,020	1,471	151	1990	04/16	25
Fort Wayne, IN	—	795	451	—	—	795	451	1,246	56	1997	04/16	30
Fort Wayne, IN	—	765	716	—	—	736	716	1,452	88	2003	04/16	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Franklin, IN	—	245	1,011	—	—	245	1,011	1,256	125	2003	04/16	30
Frederick, MD	—	491	491	—	—	491	491	982	61	1995	04/16	30
Gahanna, OH	—	755	1,176	—	—	755	1,176	1,931	145	1994	04/16	30
Gaylord, MI	—	618	922	—	—	618	922	1,540	114	1997	04/16	30
Greenfield, IN	—	246	766	—	—	246	766	1,012	95	1994	04/16	30
Greenwood, IN	—	481	883	—	—	481	883	1,364	109	2002	04/16	30
Groveport, OH	—	549	1,078	—	—	549	1,078	1,627	133	2003	04/16	30
Harborcreek, PA	—	510	609	—	—	510	609	1,119	75	2004	04/16	30
Heath, OH	—	363	1,323	—	—	363	1,323	1,686	196	1986	04/16	25
Hillsboro, OH	—	245	1,285	—	—	245	1,285	1,530	159	2004	04/16	30
Holland, OH	—	804	843	—	—	804	843	1,647	125	1987	04/16	25
Indianapolis, IN	—	559	1,088	—	—	559	1,088	1,647	135	2001	04/16	30
Indianapolis, IN	—	569	1,157	—	—	569	1,157	1,726	143	2000	04/16	30
Indianapolis, IN	—	765	765	—	—	765	765	1,530	113	1985	04/16	25
Jackson, MI	—	608	1,029	—	—	608	1,029	1,637	127	2002	04/16	30
Jacksonville, FL	—	696	696	—	—	696	696	1,392	86	2002	04/16	30
Jamestown, NY	—	334	697	—	—	334	697	1,031	86	1995	04/16	30
Lakeland, FL	—	618	540	—	—	618	540	1,158	67	2005	04/16	30
Lancaster, PA	—	647	687	—	—	647	687	1,334	85	1997	04/16	30
Lansing, MI	—	588	873	—	—	588	873	1,461	108	2001	04/16	30
Laurel, MD	—	716	990	—	—	716	990	1,706	122	1998	04/16	30
Lewis Center, OH	—	608	1,049	—	—	608	1,049	1,657	130	2001	04/16	30
Lewisburg, WV	—	354	619	—	—	354	619	973	77	2003	04/16	30
Lexington, KY	—	432	619	—	—	432	619	1,051	77	2001	04/16	30
Linthicum Heights, MD	—	687	755	—	—	687	755	1,442	93	2004	04/16	30
Livonia, MI	—	716	755	—	—	716	755	1,471	112	1982	04/16	25
Logan, WV	—	314	1,285	—	—	314	1,285	1,599	159	1999	04/16	30
Logansport, IN	—	118	1,148	—	—	118	1,148	1,266	142	1994	04/16	30
London, OH	—	235	1,060	—	—	235	1,060	1,295	131	2004	04/16	30
Louisville, KY	—	815	432	—	—	815	432	1,247	53	2003	04/16	30
Madison Heights, MI	—	599	667	—	—	599	667	1,266	82	2000	04/16	30
Mansfield, OH	—	275	1,069	—	—	275	1,069	1,344	132	2005	04/16	30
Marion, IL	—	344	658	—	—	344	658	1,002	81	1997	04/16	30
Marion, IN	—	443	364	—	—	443	364	807	45	1996	04/16	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Martinsburg, WV	—	815	491	—	—	815	491	1,306	61	1992	04/16	30
Maumee, OH	—	766	295	—	—	766	295	1,061	36	2000	04/16	30
Medina, OH	—	402	922	—	—	402	922	1,324	137	1988	04/16	25
Mentor, OH	—	667	1,039	—	—	667	1,039	1,706	128	1995	04/16	30
Merrillville, IN	—	942	422	—	—	942	422	1,364	52	2004	04/16	30
Moon Township, PA	—	452	521	—	—	452	521	973	77	1984	04/16	25
Morgantown, WV	—	1,000	990	—	—	1,000	990	1,990	122	1992	04/16	30
New Albany, OH	—	539	1,431	—	—	539	1,431	1,970	177	2002	04/16	30
New Castle, PA	—	461	912	—	—	461	912	1,373	113	2005	04/16	30
Ocala, FL	—	608	1,137	—	—	608	1,137	1,745	141	2000	04/16	30
Ocala, FL	—	853	706	—	—	853	706	1,559	87	2005	04/16	30
Oxford, OH	—	294	1,216	—	—	294	1,216	1,510	150	1994	04/16	30
Perrysburg, OH	—	795	363	—	—	795	363	1,158	45	2001	04/16	30
Perrysburg, OH	—	559	990	—	—	559	990	1,549	147	1984	04/16	25
Pickerington, OH	—	519	1,509	—	—	519	1,509	2,028	187	1999	04/16	30
Pittsburgh, PA	—	491	687	—	—	491	687	1,178	102	1985	04/16	25
Port Orange, FL	—	648	491	—	—	648	491	1,139	61	2002	04/16	30
Powell, OH	—	824	706	—	—	824	706	1,530	87	2004	04/16	30
Princeton, WV	—	363	1,255	—	—	363	1,255	1,618	155	1998	04/16	30
Richmond, IN	—	363	1,001	—	—	363	1,001	1,364	106	2003	04/16	35
Rio Grande, OH	—	314	1,333	—	—	314	1,333	1,647	198	1962	04/16	25
Romulus, MI	—	902	628	—	—	902	628	1,530	93	1988	04/16	25
Saginaw, MI	—	648	481	—	—	648	481	1,129	71	1987	04/16	25
Salisbury, MD	—	913	471	—	—	913	471	1,384	58	1997	04/16	30
Somerset, KY	—	245	1,295	—	—	245	1,295	1,540	160	1995	04/16	30
South Bloomfield, OH	—	177	1,236	—	—	177	1,236	1,413	153	2005	04/16	30
South Euclid, OH	—	216	933	—	—	216	933	1,149	99	2012	04/16	35
St. Louis, MO	—	697	589	—	—	697	589	1,286	87	1986	04/16	25
St. Petersburg, FL	—	727	324	—	—	727	324	1,051	48	1986	04/16	25
Stafford, VA	—	764	1,225	—	—	764	1,225	1,989	151	2004	04/16	30
Toledo, OH	—	745	1,225	—	—	745	1,225	1,970	182	1990	04/16	25
Waldorf, MD	—	844	657	—	—	844	657	1,501	81	2004	04/16	30
Washington C H, OH	—	304	923	—	—	304	923	1,227	114	1993	04/16	30
Washington, PA	—	579	501	—	—	579	501	1,080	62	2003	04/16	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Watertown, NY	—	196	1,461	—	—	196	1,461	1,657	181	1996	04/16		30
Waverly, OH	—	226	1,226	—	—	226	1,226	1,452	152	1995	04/16		30
West Chester, OH	—	765	706	—	—	765	706	1,471	87	1999	04/16		30
Wilmington, OH	—	216	1,392	—	—	216	1,392	1,608	172	1993	04/16		30
Woodhaven, MI	—	511	599	—	—	511	599	1,110	74	2000	04/16		30
Wooster, OH	—	216	1,109	—	—	216	1,109	1,325	137	1995	04/16		30
Zanesville, OH	—	363	746	—	—	363	746	1,109	92	2003	04/16		30
Zanesville, OH	—	314	1,333	—	—	314	1,333	1,647	165	2000	04/16		30

Bob's Discount Furniture:
Merrillville, IN	—	981	—	7,285	—	981	7,285	8,266	660	2016	09/15	(m)	40
Wharton, NJ	—	1,894	4,899	—	—	1,894	4,899	6,793	429	1981	05/17		30
Madison, WI	—	686	2,723	—	—	686	2,723	3,409	68	1997	05/19		25

Bombones Sports Bar:
Dallas, TX	—	1,138	1,025	370	—	1,138	936	2,074	461	1994	12/01		40

Bonefish:
Mobile, AL	—	801	2,137	—	—	801	2,137	2,938	476	2006	03/12		35

Books-A-Million:
Newark, DE	—	2,394	4,789	33	—	2,366	4,822	7,188	3,002	1994	12/94		40
Bangor, ME	—	1,547	2,487	—	—	1,547	2,487	4,034	1,463	1996	06/96		40

Boot Barn:
Lake Charles, LA	—	652	1,734	—	—	652	1,734	2,386	188	1998	04/17		25
Mesquite, TX	—	1,375	3,849	—	—	1,375	3,849	5,224	122	1981	03/19		25

Boston Market:
North Olmsted, OH	—	602	461	—	—	602	389	991	176	1996	12/01		40
Novi, MI	—	836	651	—	—	836	298	1,134	138	1995	12/01		40

BP:
Jeannette, PA	—	79	235	—	—	79	235	314	51	1995	07/14		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Buck's:
St. Louis, MO	—	776	—	3,822	—	776	3,822	4,598	1,023	2009	12/07	(o)	40
Glendale Heights, IL	—	1,662	—	3,101	—	1,662	3,101	4,763	307	2016	03/14	(m)	40
Omaha, NE	—	2,662	—	3,356	—	2,662	3,356	6,018	318	2016	05/15	(m)	40
Council Bluffs, IA	—	374	2,187	386	—	376	2,573	2,949	380	2015	06/15	(m)	30

Buffalo Wild Wings:
Michigan City, IN	—	163	492	—	—	163	492	655	222	1996	12/01		40

Burger King:
Clifton Park, NY	—	199	1,639	—	—	199	1,639	1,838	228	2004	02/15		35
Colorado Springs, CO	—	638	1,047	—	—	638	1,047	1,685	204	1978	02/15		25
Durham, NC	—	566	555	—	—	566	555	1,121	90	1998	02/15		30
Durham, NC	—	604	581	—	—	604	581	1,185	94	2005	02/15		30
Farmington, ME	—	461	708	—	—	461	708	1,169	115	1980	02/15		30
Yakima, WA	—	596	1,110	—	—	596	1,110	1,706	180	1979	02/15		30
Fairfield, OH	—	382	1,146	350	—	382	1,496	1,878	159	1984	03/15		35

Burlington Coat Factory:
Lacey, WA	—	2,777	7,082	3,617	—	2,777	10,700	13,477	4,816	1992	02/97		40
Chesterfield, MO	—	2,742	6,469	147	—	2,742	6,616	9,358	738	2015	04/15		40

C&C Gymnastics:
Augusta, GA	—	177	674	—	—	177	674	851	304	1998	12/01		40

Cafe Royal:
New Castle, IN	—	113	19	—	—	113	19	132	6	1991	07/11		25

Caliber Collision:
Alvin, TX	—	400	712	—	—	400	712	1,112	316	1984	02/11		20
Galveston, TX	—	361	789	—	—	361	789	1,150	350	1965	02/11		20
Houston, TX	—	348	1,731	—	—	348	1,731	2,079	614	1987	02/11		25
Copperas Cove, TX	—	269	1,436	—	—	269	1,436	1,705	327	1972	01/12		35
Killeen, TX	—	408	2,171	—	—	408	2,171	2,579	691	1986	01/12		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Austin, TX	—	1,071	3,412	—	—	1,071	3,412	4,483	1,075	1975	02/12		25
Gilbert, AZ	—	474	1,543	—	—	474	1,543	2,017	392	2003	05/12		30
Spring, TX	—	913	2,307	—	—	913	2,307	3,220	580	2006	06/12		30
Tomball, TX	—	414	1,281	—	—	414	1,281	1,695	276	2009	06/12		35
Edmond, OK	—	472	1,437	—	—	472	1,437	1,909	325	1964	03/13		30
Duluth, GA	—	855	2,791	—	—	853	2,791	3,644	322	1996	07/16		30
San Antonio, TX	—	717	2,768	—	—	717	2,768	3,485	383	1984	07/16		25
Naperville, IL	—	305	1,145	—	—	305	1,145	1,450	55	1993	10/18		25
Naperville, IL	—	211	1,163	—	—	211	1,163	1,374	70	1985	10/18		20
Schiller Park, IL	—	439	2,374	—	—	439	2,374	2,813	143	1970	10/18		20
Mansfield, TX	—	499	3,454	—	—	499	3,454	3,953	83	2018	01/19		40
Turnersville, NJ	—	936	3,988	—	—	936	3,988	4,924	127	1988	01/19		30
Rockford, IL	—	333	1,937	—	—	333	1,937	2,270	68	1998	02/19		25
Pembroke Pines, FL	—	1,637	3,480	—	—	1,637	3,480	5,117	69	2018	03/19		40
Altamonte Springs, FL	—	875	4,124	—	—	875	4,124	4,999	82	2019	03/19		40
Huntersville, NC	—	1,414	3,154	—	—	1,414	3,154	4,568	43	2019	06/19		40

Camping World:
Vacaville, CA	—	2,467	6,575	—	—	2,467	6,575	9,042	1,777	2008	07/10		35
North Little Rock, AR	—	1,198	3,348	5,596	—	1,789	8,363	10,152	1,310	2007	09/10	(m)	35
Strafford, MO	—	1,278	3,694	2,099	—	1,846	5,225	7,071	1,205	2007	09/10	(o)	35
Avondale, AZ	—	1,976	3,040	3,200	—	1,976	6,239	8,215	1,385	2009	05/11	(o)	35
Mesa, AZ	—	3,972	2,046	981	—	3,975	3,027	7,002	994	1983	05/11		25
Bowling Green, KY	—	584	2,481	—	—	584	2,481	3,065	600	2007	07/11		35
Council Bluffs, IA	—	2,013	2,806	2,187	—	2,955	4,048	7,003	792	2008	07/11	(o)	35
Roanoke, VA	—	2,046	5,050	2,590	—	3,563	6,122	9,685	1,319	2008	07/11		35
Golden, CO	—	5,516	—	8,175	—	6,446	7,246	13,692	1,332	2012	10/11	(m)	40
Kissimmee, FL	—	1,578	2,783	—	—	1,578	2,783	4,361	895	1979	12/11		25
La Mirada, CA	—	3,593	911	—	—	3,577	907	4,484	243	1996	12/11		30
Nashville, TN	—	1,155	1,034	5,665	—	3,626	4,235	7,861	916	1985	12/11	(o)	40
Valencia, CA	—	4,788	4,191	—	—	4,766	4,179	8,945	1,344	1980	12/11		25
Calera, AL	—	1,204	3,075	—	—	1,204	3,075	4,279	685	2008	03/12		35
Cocoa, FL	—	1,194	1,876	—	—	1,194	1,876	3,070	466	1981	07/12		30
Dover, FL	—	2,431	9,658	3,047	—	5,478	9,658	15,136	1,841	2013	01/13		35
Grain Valley, MO	—	1,210	2,908	3,441	—	2,533	5,026	7,559	738	2003	09/13	(o)	35
Lubbock, TX	—	775	3,998	—	—	775	3,998	4,773	838	1997	09/13		30
Olive Branch, MS	—	3,163	—	3,836	—	3,163	3,836	6,999	523	2014	11/13	(m)	40
Cedar Falls, IA	—	1,924	3,810	1,158	—	1,924	4,968	6,892	914	2004	03/14	(o)	30
Akron, OH	—	1,221	7,868	—	—	1,221	7,868	9,089	1,508	1991	03/15		25
Anniston, AL	—	3,206	5,328	1,264	—	3,206	6,594	9,800	1,017	2007	03/15	(o)	30
Richmond, IN	—	1,096	1,424	3,104	—	2,062	3,562	5,624	467	1998	03/15	(o)	35
Marion, NC	—	1,712	5,317	—	—	1,712	5,317	7,029	966	2003	06/15		25
Syracuse, NY	—	1,070	8,573	—	—	1,070	8,573	9,643	1,298	2001	06/15		30
Jackson, MS	—	1,690	4,241	—	—	1,690	4,241	5,931	464	2015	08/15		40
Davenport, IA	—	1,535	4,498	—	—	1,535	4,498	6,033	394	1992	05/17		30
Thornburg, VA	—	1,698	3,860	—	—	1,698	3,860	5,558	405	1989	05/17		25
Anderson, CA	—	763	2,450	—	—	763	2,450	3,213	85	2004	12/18		30
Apollo, PA	—	303	2,324	—	—	303	2,324	2,627	69	2015	12/18		35
Bartow, FL	—	1,005	4,573	—	—	1,005	4,573	5,578	159	2001	12/18		30
Dothan, AL	—	1,245	3,337	—	—	1,245	3,337	4,582	139	1991	12/18		25
Greenwood, IN	—	2,170	4,323	—	—	2,170	4,323	6,493	180	1990	12/18		25
Lubbock, TX	—	512	1,314	—	—	512	1,314	1,826	55	1985	12/18		25
Newport News, VA	—	2,697	4,342	—	—	2,697	4,342	7,039	151	2004	12/18		30
Oklahoma City, OK	—	635	4,378	—	—	635	4,378	5,013	152	2012	12/18		30
Alvarado, TX	—	688	11,899	—	—	688	11,899	12,587	333	2008	02/19		30
Pasco, WA	—	1,708	6,321	—	—	1,708	6,321	8,029	68	2017	08/19		35

Captain D's:
Tupelo, MS	—	360	517	—	—	360	517	877	84	1999	02/15		30
Ft. Worth, TX	—	254	563	—	—	254	563	817	135	1982	03/15		20
Kingsland, GA	—	570	—	844	—	570	844	1,414	83	2015	09/15	(m)	40
Dothan, AL	—	159	1,075	—	—	159	1,075	1,234	145	1985	12/15		30
Boiling Springs, SC	—	214	—	1,181	—	214	1,181	1,395	112	2003	02/16	(o)	40
Hermitage, TN	—	546	348	—	—	546	348	894	52	1976	04/16		25
Easley, SC	—	690	—	794	—	690	794	1,484	62	2016	06/16	(m)	40
Augusta, GA	—	573	869	—	—	573	869	1,442	112	1986	10/16		25
Augusta, GA	—	227	1,136	—	—	227	1,136	1,363	146	1993	10/16		25
Augusta, GA	—	296	1,274	—	—	296	1,274	1,570	117	2014	10/16		35
Augusta, GA	—	288	268	—	—	288	268	556	34	1985	10/16		25
Eastman, GA	—	228	693	—	—	228	693	921	89	1987	10/16		25
Fort Valley, GA	—	208	841	—	—	208	841	1,049	67	1987	10/16		40
Macon, GA	—	237	1,303	—	—	237	1,303	1,540	167	1982	10/16		25
Perry, GA	—	247	1,353	—	—	247	1,353	1,600	174	1972	10/16		25
Baton Rouge, LA	—	890	—	864	—	890	864	1,754	55	2017	12/16		40
Columbia, SC	—	252	756	—	—	252	756	1,008	89	1976	01/17		25
Canton, GA	—	456	753	—	—	456	753	1,209	84	1984	03/17		25
Milwaukee, WI	—	300	—	938	—	300	938	1,238	59	1977	03/17	(o)	30
Lugoff, SC	—	255	963	—	—	255	963	1,218	87	2003	04/17		30
North Augusta, SC	—	265	1,060	—	—	265	1,060	1,325	96	1993	04/17		30
Orangeburg, SC	—	343	1,588	—	—	343	1,588	1,931	172	1988	04/17		25
Sumter, SC	—	403	717	—	—	403	717	1,120	65	2006	04/17		30
Crestview, FL	—	383	874	—	—	383	874	1,257	83	1989	08/17		25
Milwaukee, WI (n)	—	347	—	914	—	347	914	1,261	5	2019	03/19	(m)	(k)
Moultrie, GA	—	99	1,104	—	—	99	1,104	1,203	26	1987	04/19		30
Thomasville, GA	—	246	1,064	—	—	246	1,064	1,310	30	1977	04/19		25
Dade City, FL	—	335	974	—	—	335	974	1,309	20	1983	05/19		30
Pell City, AL	—	181	682	—	—	181	682	863	3	1994	11/19		30

Cardenas Markets:
Palo Alto, CA	—	2,272	3,405	28	—	2,272	3,433	5,705	1,779	1998	12/98	(f)	40

Carl's Jr.:
Spokane, WA	—	471	530	—	—	471	530	1,001	239	1996	12/01		40
Tucson, AZ	—	681	536	103	—	681	639	1,320	639	1988	06/05		10

CarQuest:
Anaconda, MT	—	35	307	—	—	35	307	342	139	1965	12/10		20
Appleton, WI	—	85	438	—	—	85	438	523	132	1995	12/10		30
Baker, MT	—	12	140	—	—	12	140	152	63	1965	12/10		20
Bakersfield, CA	—	77	484	—	—	32	484	516	219	1945	12/10		20
Bay City, MI	—	41	282	—	—	41	282	323	102	1989	12/10		25
Billings, MT	—	31	188	—	—	31	188	219	68	1970	12/10		25
Bozeman, MT	—	28	257	—	—	25	257	282	116	1964	12/10		20
Burlington, NC (n)	—	47	229	—	—	47	229	276	69	1994	12/10		30
Cody, WY	—	146	253	—	—	96	253	349	76	1999	12/10		30
Colstrip, MT	—	39	275	—	—	39	275	314	99	1981	12/10		25
Cut Bank, MT	—	9	115	—	—	9	115	124	52	1937	12/10		20
Dillon, MT (n)	—	24	204	—	—	24	204	228	92	1973	12/10		20
Enterprise, AL	—	25	184	—	—	25	184	209	66	1988	12/10		25
Fairbanks, AK	—	292	545	—	—	292	545	837	141	2003	12/10		35
Glasgow, MT	—	48	275	—	—	48	275	323	124	1972	12/10		20
Great Falls, MT	—	17	173	—	—	17	173	190	78	1967	12/10		20
Hamilton, MT (n)	—	24	242	—	—	24	242	266	88	1991	12/10		25
Harlem, MT	—	17	116	—	—	17	116	133	42	1983	12/10		25
Helena, MT	—	31	282	—	—	31	282	313	102	1987	12/10		25
Kalispell, MT	—	59	645	—	—	59	645	704	194	1998	12/10		30
Lafayette, LA (n)	—	51	357	—	—	51	357	408	108	1996	12/10		30
Lewistown, MT	—	19	180	—	—	19	180	199	65	1964	12/10		25
Livingston, MT	—	34	261	—	—	34	261	295	118	1976	12/10		20
Lufkin, TX (n)	—	94	229	—	—	94	229	323	104	1986	12/10		20
Malta, MT	—	19	181	—	—	19	181	200	65	1976	12/10		25
Memphis, TN (n)	—	38	199	—	—	38	199	237	72	1987	12/10		25
Metamora, IL	—	69	292	—	—	69	292	361	88	1996	12/10		30
Nicholasville, KY (n)	—	54	241	—	—	54	241	295	87	1988	12/10		25
Oshkosh, WI	—	99	224	—	—	99	224	323	67	1999	12/10		30
Overland, MO	—	68	370	—	—	68	370	438	167	1961	12/10		20
Owosso, MI (n)	—	50	264	—	—	50	264	314	95	1986	12/10		25
Pearl, MS	—	43	195	—	—	43	195	238	59	1989	12/10		30
Powell, WY	—	37	182	—	—	37	182	219	66	1978	12/10		25
Riverton, WY	—	99	300	—	—	99	300	399	109	1978	12/10		25
Roundup, MT	—	23	205	—	—	23	205	228	93	1972	12/10		20
Sheboygan, WI (n)	—	77	370	—	—	77	370	447	95	2007	12/10		35
Shelby, MT	—	20	208	—	—	20	208	228	94	1976	12/10		20
Sidney, MT	—	42	395	—	—	42	395	437	179	1962	12/10		20
Spartanburg, SC	—	53	252	—	—	53	252	305	91	1972	12/10		25
Sulphur, LA (n)	—	31	216	—	—	31	216	247	98	1984	12/10		20
Wasilla, AK	—	227	504	—	—	227	504	731	130	2002	12/10		35
Whitefish, MT	—	30	227	—	—	30	227	257	68	1993	12/10		30
Williston, ND (n)	—	35	297	—	—	35	297	332	90	1999	12/10		30
Mt. Pleasant, MI (n)	—	85	207	—	—	85	207	292	74	1984	02/11		25
Billings, MT	—	66	291	—	—	66	291	357	98	1994	07/11		25
Spokane, WA	—	75	56	—	—	75	56	131	24	1955	07/11		20
Missoula, MT	—	99	367	—	—	99	367	466	149	1965	11/11		20
Sheridan, WY	—	198	385	—	—	198	385	583	157	1980	11/11		20
Sauk Centre, MN	—	64	85	—	—	64	85	149	28	1958	11/11		25
Watford City, ND	—	31	124	—	—	31	124	155	40	1974	11/11		25
Worland, WY (n)	—	48	193	—	—	48	193	241	74	1949	04/12		20
Anchorage, AK	—	315	92	—	—	315	92	407	35	1971	06/12		20
Havre, MT	—	29	305	—	—	29	305	334	115	1964	06/12		20
San Antonio, TX	—	137	361	—	—	137	361	498	120	1980	05/13		20
San Antonio, TX	—	87	719	—	—	87	719	806	190	1973	05/13		25
Jackson, MS	—	253	—	604	—	253	604	857	91	2013	06/13	(m)	40

Carrabba's:
Canton, MI	—	685	1,687	—	—	685	1,687	2,372	438	2002	03/12		30
Dallas, TX	—	672	1,078	—	—	672	1,078	1,750	280	2000	03/12		30
Gainesville, FL	—	922	1,944	—	—	922	1,944	2,866	505	2001	03/12		30
Jacksonville, FL	—	1,140	1,428	—	—	1,140	1,428	2,568	371	2001	03/12		30
Mason, OH	—	653	2,267	—	—	653	2,267	2,920	589	2000	03/12		30
Maumee, OH	—	525	2,684	—	—	525	2,684	3,209	697	2002	03/12		30
Mobile, AL	—	633	1,909	—	—	633	1,909	2,542	496	2001	03/12		30
Pensacola, FL	—	734	1,854	—	—	734	1,854	2,588	413	2003	03/12		35
Waldorf, MD	—	1,473	2,199	—	—	1,473	2,199	3,672	490	2007	03/12		35

Carvana:
Austin, TX	—	1,045	1,969	—	—	1,045	1,969	3,014	133	2017	04/17		40

Carvers:
Centerville, OH	—	851	1,059	—	—	851	1,059	1,910	478	1986	12/01		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Cascadia Vehicle Tents:
Bend, OR	—	125	245	—	—	125	245	370	148	1935	12/10		15

Cell Pro:
Ridgeland, MS	—	436	523	147	—	436	670	1,106	258	1997	12/05		40

Chair King:
Grapevine, TX	—	1,018	2,067	377	—	1,018	2,444	3,462	1,199	1998	06/98		40

Champps:
Irving, TX	—	1,760	1,724	—	—	1,760	1,724	3,484	778	2000	12/01		40

Charleston Auto Auction:
Moncks Corner, SC	—	1,628	5,911	471	—	1,628	6,383	8,011	895	2000	09/15	(o)	30

Cheddar's Cafe:
Baytown, TX	—	858	2,251	—	—	858	2,251	3,109	509	2010	12/10		40
West Monroe, LA	—	907	2,301	—	—	907	2,301	3,208	515	2010	01/11		40
Selma, TX	—	1,446	—	2,439	—	1,446	2,439	3,885	506	2011	03/11	(m)	40
Jonesboro, AR	—	1,206	—	2,459	—	1,206	2,459	3,665	499	2011	05/11	(m)	40
Hattiesburg, MS (n)	—	1,203	—	—	—	1,196	(i)	1,196	(i)	(i)	11/11		(i)
Pleasant Prairie, WI	—	1,310	—	2,779	—	1,310	2,779	4,089	431	2013	04/13	(m)	40
Liberty, MO	—	1,313	—	3,140	—	1,313	3,140	4,453	468	2014	07/13	(m)	40
Alcoa, TN	—	1,537	3,003	—	—	1,537	3,003	4,540	218	2010	06/17		35
Asheville, NC	—	1,540	2,785	—	—	1,540	2,785	4,325	236	2006	06/17		30
Charlotte, NC	—	1,326	2,795	—	—	1,326	2,795	4,121	237	2004	06/17		30
Cordova, TN	—	1,869	2,411	—	—	1,869	2,411	4,280	175	2013	06/17		35
Knoxville, TN	—	1,444	3,086	—	—	1,444	3,086	4,530	224	2011	06/17		35
Morgantown, WV	—	1,530	2,966	—	—	1,530	2,966	4,496	215	2011	06/17		35
Triadelphia, WV	—	1,200	3,449	—	—	1,200	3,449	4,649	250	2008	06/17		35

Chili's:
Camden, SC	—	627	1,888	—	—	627	1,888	2,515	674	2005	09/05		40
Milledgeville, GA	—	516	1,997	—	—	516	1,997	2,513	713	2005	09/05		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Albany, GA	—	615	—	1,984	—	615	1,984	2,599	606	2007	06/07	(m)	40
Statesboro, GA	—	703	—	1,888	—	703	1,888	2,591	572	2007	06/07	(m)	40
Florence, SC	—	889	1,715	—	—	889	1,715	2,604	538	2007	06/07		40
Valdosta, GA	—	716	—	1,871	—	716	1,871	2,587	563	2007	07/07	(m)	40
Tifton, GA	—	454	1,550	—	—	454	1,550	2,004	434	2008	06/08		40
Evans, GA	—	700	—	1,511	—	685	1,511	2,196	411	2009	10/08	(m)	40
Jefferson City, MO	—	305	898	—	—	305	898	1,203	258	2003	12/09		35
Merriam, KS	—	853	981	—	—	853	981	1,834	328	1998	12/09		30
Wichita, KS	—	420	623	—	—	420	623	1,043	209	1995	12/09		30
Hutchinson, KS	—	456	1,794	—	—	456	1,794	2,250	411	2004	02/13		30
Lexington, SC	—	630	1,620	—	—	630	1,620	2,250	318	2008	02/13		35

China 1:
Cohoes, NY	—	16	87	6	—	16	93	109	39	1994	09/04		40

China Garden:
Tucson, AZ	—	827	305	142	—	845	429	1,274	172	1974	12/01		40

Chipotle:
Florissant, MO	—	50	59	170	—	50	228	278	86	2013	04/03	(g)	40

Chuck E. Cheese's:
Mobile, AL	—	340	951	—	—	340	951	1,291	387	1981	11/11		20
Antioch, TN	—	459	1,738	—	—	459	1,738	2,197	632	1982	07/14		15
Huntsville, AL	—	382	1,182	—	—	382	1,182	1,564	322	1960	07/14		20
Saginaw, MI	—	489	1,203	—	—	489	1,203	1,692	328	1981	07/14		20
Albuquerque, NM	—	794	2,126	—	—	794	2,126	2,920	326	2003	08/14		35
Alexandria, LA	—	872	3,291	—	—	872	3,291	4,163	707	1983	08/14		25
Alpharetta, GA	—	2,027	1,743	—	—	2,027	1,743	3,770	312	2001	08/14		30
Atlanta, GA	—	1,313	1,656	—	—	1,313	1,656	2,969	356	1982	08/14		25
Austin, TX	—	852	4,024	—	—	852	4,024	4,876	721	2001	08/14		30
Batavia, IL	—	1,214	2,664	—	—	1,214	2,664	3,878	477	1999	08/14		30
Birmingham, AL	—	627	3,662	—	—	627	3,662	4,289	787	1982	08/14		25
Columbia, SC	—	509	2,655	—	—	509	2,655	3,164	476	1983	08/14		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Conroe, TX	—	793	3,388	—	—	793	3,388	4,181	607	2001	08/14	30
Cordova, TN	—	1,195	3,055	—	—	1,195	3,055	4,250	547	2002	08/14	30
Denton, TX	—	833	1,245	—	—	833	1,245	2,078	191	2003	08/14	35
El Centro, CA	—	470	2,811	—	—	470	2,811	3,281	432	2005	08/14	35
Englewood, CO	—	911	3,056	—	—	911	3,056	3,967	547	1970	08/14	30
Foothill Ranch, CA	—	1,088	1,391	—	—	1,088	1,391	2,479	249	2003	08/14	30
Ft. Wayne, IN	—	686	3,232	—	—	686	3,232	3,918	579	1985	08/14	30
Garland, TX	—	1,224	2,302	—	—	1,224	2,302	3,526	353	2006	08/14	35
Grand Prairie, TX	—	1,380	4,983	—	—	1,380	4,983	6,363	893	2001	08/14	30
Grapevine, TX	—	1,303	2,135	—	—	1,303	2,135	3,438	383	2002	08/14	30
Greenville, SC	—	764	3,554	—	—	764	3,554	4,318	764	1983	08/14	25
Hickory, NC	—	647	1,686	—	—	647	1,686	2,333	259	2002	08/14	35
Horn Lake, MS	—	960	3,388	—	—	835	3,388	4,223	520	2002	08/14	35
Jacksonville, FL	—	1,038	4,220	—	—	1,038	4,220	5,258	907	1981	08/14	25
Katy, TX	—	960	4,171	—	—	960	4,171	5,131	747	2002	08/14	30
Kennesaw, GA	—	1,332	3,818	—	—	1,332	3,818	5,150	684	1999	08/14	30
Killeen, TX	—	832	4,876	—	—	832	4,876	5,708	749	2004	08/14	35
Lake Charles, LA	—	853	1,539	—	—	853	1,539	2,392	276	2001	08/14	30
Littleton, CO	—	1,234	4,288	—	—	1,234	4,288	5,522	768	1994	08/14	30
Longview, TX	—	314	1,931	—	—	314	1,931	2,245	297	2004	08/14	35
Madison, WI	—	999	1,989	—	—	999	1,989	2,988	428	1982	08/14	25
Miamisburg, OH	—	607	4,416	—	—	607	4,416	5,023	949	1986	08/14	25
Midland, TX	—	588	2,537	—	—	588	2,537	3,125	455	2000	08/14	30
N. Richland Hills, TX	—	588	4,064	—	—	588	4,064	4,652	874	1982	08/14	25
Norcross, GA	—	1,077	2,703	—	—	1,077	2,703	3,780	581	1982	08/14	25
North Charleston, SC	—	1,449	3,319	—	—	1,449	3,319	4,768	595	2003	08/14	30
Oklahoma City, OK	—	499	3,203	—	—	499	3,203	3,702	689	1982	08/14	25
Olathe, KS	—	843	736	—	—	794	736	1,530	132	2002	08/14	30
Racine, WI	—	765	834	—	—	765	834	1,599	149	2000	08/14	30
Roanoke, VA	—	617	4,787	—	—	617	4,787	5,404	1,029	1983	08/14	25
San Antonio, TX	—	1,371	2,703	—	—	1,371	2,703	4,074	484	2001	08/14	30
San Antonio, TX	—	793	4,670	—	—	793	4,670	5,463	1,004	1990	08/14	25
Savannah, GA	—	1,469	2,634	—	—	1,469	2,634	4,103	566	1982	08/14	25
Sharonville, OH	—	696	1,597	—	—	696	1,597	2,293	343	1982	08/14	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Sterling Heights, MI	—	725	2,322	—	—	725	2,322	3,047	416	1994	08/14		30
Sugarland, TX	—	1,107	3,134	—	—	1,107	3,134	4,241	561	2002	08/14		30
Topeka, KS	—	373	619	—	—	373	619	992	111	1990	08/14		30
Virginia Beach, VA	—	1,018	3,848	—	—	1,018	3,848	4,866	827	1984	08/14		25
Wichita Falls, TX	—	323	3,105	—	—	323	3,105	3,428	668	1982	08/14		25
Wichita, KS	—	862	2,850	—	—	862	2,850	3,712	511	1991	08/14		30
Yuma, AZ	—	471	668	—	—	471	668	1,139	103	2004	08/14		35

Chuy's:
Cincinnati, OH	—	1,165	1,322	—	—	1,165	1,322	2,487	281	1996	05/13		30

Cinemark:
Draper, UT	—	1,523	—	4,487	—	1,523	4,487	6,010	968	2011	08/10	(m)	40
Fort Worth, TX	—	2,140	—	7,660	—	2,140	7,660	9,800	1,444	2012	08/11	(o)	40
Cincinnati, OH	—	1,334	—	10,206	—	1,334	10,206	11,540	1,627	2013	09/12	(m)	40
McCandless, PA	—	3,094	—	6,389	—	3,094	6,389	9,483	845	2014	09/13	(m)	40
Marina, CA	—	15	—	5,614	—	15	5,614	5,629	591	2015	08/14	(m)	40
Altoona, IA	—	1,161	—	9,923	—	1,161	9,923	11,084	961	2016	01/15	(m)	40
Abilene, TX	—	1,965	8,235	—	—	1,965	8,235	10,200	489	2017	08/17		40

City Barbeque:
Charlotte, NC	—	576	—	1,594	—	576	1,594	2,170	117	2017	07/16	(m)	40

Claim Jumper:
Roseville, CA	—	1,557	2,014	—	—	1,557	2,014	3,571	908	2000	12/01		40
Tempe, AZ	—	2,531	2,921	—	—	2,531	2,921	5,452	1,317	2000	12/01		40

Clairton Mini Mart:
Clairton, PA	—	215	701	—	—	215	701	916	391	1986	01/06		25

Closson's 3D Truck & Auto:
Benton Harbor, MI	—	207	160	—	—	207	160	367	71	1978	02/11		20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Cobb Theatre:
Tallahassee, FL	—	1,267	—	18,776	—	1,267	18,776	20,043	685	2018	06/17	(m)	40

Continental Rental:
Lapeer, MI	—	88	633	—	—	88	603	691	190	2007	10/05		40

Cool Crest:
Independence, MO	—	1,838	1,534	75	—	1,838	1,609	3,447	500	1988	05/07		40

Cooper's Hawk:
New Lenox, IL	—	1,328	—	5,389	—	1,328	5,389	6,717	163	2018	07/18	(o)	40
Centerville, OH	—	2,523	—	5,120	—	2,523	5,120	7,643	48	2019	02/19	(m)	(k)

CORA Rehabilitation Clinics:
Orlando, FL	—	80	221	—	—	80	221	301	89	2001	02/04		40

Crest Furniture:
Iselin, NJ	—	3,750	5,983	—	—	3,750	5,983	9,733	2,536	1994	01/03		40

CrossAmerica:
Antioch, IL	—	261	2,244	—	—	261	2,244	2,505	273	1988	12/16		25
Fox Lake, IL	—	252	1,184	—	—	252	1,184	1,436	120	1997	12/16		30
Grayslake, IL	—	194	924	—	—	194	924	1,118	112	1988	12/16		25
Joliet, IL	—	87	1,418	—	—	87	1,418	1,505	144	2005	12/16		30
Lincolnshire, IL	—	350	1,146	—	—	350	1,146	1,496	174	1984	12/16		20
Loves Park, IL	—	107	829	—	—	107	829	936	84	2000	12/16		30
Markham, IL	—	145	1,483	—	—	145	1,483	1,628	150	2007	12/16		30
Matteson, IL	—	475	1,202	—	—	475	1,202	1,677	122	2001	12/16		30
Orland Park, IL	—	204	1,290	—	—	204	1,290	1,494	157	1992	12/16		25
Richton Park, IL	—	126	1,021	—	—	126	1,021	1,147	78	2005	12/16		40
Rockford, IL	—	97	1,205	—	—	97	1,205	1,302	122	2002	12/16		30
Rockford, IL	—	136	1,167	—	—	136	1,167	1,303	178	1968	12/16		20
Rockford, IL	—	263	742	—	—	263	742	1,005	75	1997	12/16		30
Spring Grove, IL	—	233	1,068	—	—	233	1,068	1,301	162	1987	12/16		20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Wadsworth, IL	—	398	835	—	—	398	835	1,233	85	1997	12/16		30
Wauconda, IL	—	338	2,629	—	—	338	2,629	2,967	320	1991	12/16		25

CSL Plasma:
Homestead, PA	—	384	—	2,240	—	465	2,240	2,705	35	2019	02/97		(k)
Warner Robins, GA	—	707	—	1,227	—	707	1,227	1,934	643	1999	03/98	(g)	40

CVS:
Lafayette, LA	—	968	949	—	—	968	565	1,533	39	1995	01/96		25
Midwest City, OK	—	673	1,103	—	—	673	1,103	1,776	657	1996	03/96		40
Pantego, TX	—	1,016	1,449	—	—	1,016	1,449	2,465	817	1996	06/97		40
Leavenworth, KS	—	726	—	1,331	—	726	1,331	2,057	717	1998	11/97	(g)	40
Lewisville, TX	—	789	—	1,335	—	789	1,335	2,124	711	1998	04/98	(g)	40
Forest Hill, TX	—	692	—	1,175	—	692	1,175	1,867	628	1998	04/98	(g)	40
Garland, TX	—	1,477	—	1,400	—	1,455	1,400	2,855	740	1998	06/98	(g)	40
Oklahoma City, OK	—	1,581	—	1,471	—	1,581	1,471	3,052	771	1999	08/98	(g)	40
Dallas, TX	—	2,618	—	2,571	—	2,618	2,571	5,189	1,042	2003	06/99	(g)	40
Gladstone, MO	—	1,851	—	1,740	—	1,851	1,740	3,591	843	2000	12/99	(g)	40

Dairy Queen:
Lubbock, TX	—	313	450	—	—	313	450	763	146	1981	02/15		15

Dave & Buster's:
Hilliard, OH	—	934	4,689	—	—	934	4,689	5,623	1,539	1998	11/06		40
Tulsa, OK	—	1,862	—	2,105	—	1,862	2,105	3,967	577	2009	04/08	(m)	40
Wauwatosa, WI	—	5,694	—	5,638	—	5,694	5,638	11,332	1,380	2010	12/08	(m)	40
Orlando, FL	—	8,114	—	4,224	—	8,114	4,224	12,338	893	2011	06/10	(m)	40
Oklahoma City, OK	—	3,156	—	4,870	—	3,156	4,870	8,026	969	2012	02/11	(m)	40
Dallas, TX	—	5,052	—	8,808	—	5,052	8,808	13,860	1,551	2012	03/12	(m)	40
Livonia, MI	—	2,116	—	7,758	—	2,116	7,758	9,874	1,172	2013	04/13	(m)	40
Euless, TX	—	2,592	—	7,563	—	2,592	7,563	10,155	874	2015	08/14	(m)	40
Little Rock, AR	—	2,310	5,805	—	—	2,310	5,805	8,115	491	2016	01/17		35
Florence, KY	—	4,700	7,617	—	—	4,700	7,617	12,317	644	2016	01/17		35
Tampa, FL	—	3,354	8,361	—	—	3,354	8,361	11,715	235	2017	11/18		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
DaVita Dialysis:
Columbus, OH	—	527	1,426	—	—	527	1,426	1,953	259	2000	07/14	30

Deg Deg Halal & Deli:
Eden Prairie, MN	—	65	181	81	—	65	261	326	116	1997	12/01	40

Del Frisco's:
Fort Worth, TX	—	351	5,874	—	—	351	5,874	6,225	2,631	1890	01/11	20
Greenwood Village, CO	—	1,863	5,649	—	—	1,863	5,649	7,512	2,531	1979	01/11	20

Denny's:
Clifton, CO	—	245	732	375	—	245	1,107	1,352	432	1998	12/01	40
Alexandria, VA	—	604	196	—	—	604	196	800	130	1981	09/06	20
Amarillo, TX	—	590	632	—	—	590	632	1,222	420	1982	09/06	20
Arlington Heights, IL	—	470	228	—	—	470	228	698	151	1977	09/06	20
Boardman Township, OH	—	497	258	—	—	497	258	755	171	1977	09/06	20
Campbell, CA	—	460	238	—	—	460	238	698	158	1976	09/06	20
Carson, CA	—	1,246	157	—	—	1,246	157	1,403	105	1975	09/06	20
Chehalis, WA	—	415	287	—	—	415	287	702	191	1977	09/06	20
Chubbock, ID	—	350	394	—	—	344	394	738	262	1983	09/06	20
Clackamas, OR	—	468	407	—	—	468	407	875	271	1993	09/06	20
Collinsville, IL	—	676	283	—	—	676	283	959	188	1979	09/06	20
Corpus Christi, TX	—	345	776	300	—	345	1,076	1,421	698	1980	09/06	20
Dallas, TX	—	497	150	—	—	451	140	591	93	1979	09/06	20
Enfield, CT	—	684	229	—	—	684	229	913	152	1976	09/06	20
Fairfax, VA	—	768	683	—	—	768	683	1,451	454	1979	09/06	20
Federal Way, WA	—	543	193	—	—	543	193	736	128	1977	09/06	20
Florissant, MO	—	443	238	—	—	443	238	681	158	1977	09/06	20
Hermitage, PA	—	321	420	—	—	321	420	741	279	1980	09/06	20
Houston, TX	—	504	348	—	—	504	348	852	231	1976	09/06	20
Indianapolis, IN	—	310	590	—	—	310	590	900	392	1981	09/06	20
Indianapolis, IN	—	326	511	—	—	326	511	837	340	1978	09/06	20
Indianapolis, IN	—	358	767	—	—	358	767	1,125	509	1978	09/06	20
Indianapolis, IN	—	231	511	—	—	231	511	742	340	1974	09/06	20
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Kernersville, NC	—	407	557	—	—	407	557	964	370	2000	09/06	20
Lafayette, IN	—	424	773	—	—	416	773	1,189	514	1978	09/06	20
Laurel, MD	—	528	379	—	—	528	379	907	252	1976	09/06	20
Little Rock, AR	—	703	180	—	—	703	180	883	119	1979	09/06	20
Maplewood, MN	—	630	271	—	—	630	271	901	180	1983	09/06	20
N. Miami, FL	—	855	151	—	—	855	151	1,006	100	1977	09/06	20
Nampa, ID	—	357	729	—	—	357	729	1,086	485	1979	09/06	20
Omaha, NE	—	496	314	—	—	496	314	810	209	1994	09/06	20
Provo, UT	—	519	216	—	—	513	216	729	144	1978	09/06	20
Raleigh, NC	—	1,094	482	—	—	1,094	482	1,576	321	1984	09/06	20
Sugarland, TX	—	315	334	—	—	293	334	627	222	1997	09/06	20
Tucson, AZ	—	922	290	—	—	922	290	1,212	193	1979	09/06	20
Wethersfield, CT	—	884	176	—	—	884	176	1,060	117	1978	09/06	20
Worcester, MA	—	383	493	—	—	383	493	876	327	1978	09/06	20
Boise, ID	—	514	477	—	—	514	477	991	311	1983	12/06	20
St. Louis, MO	—	635	303	—	—	635	303	938	196	1980	01/07	20
Virginia Gardens, FL	—	793	133	—	—	793	133	926	86	1977	01/07	20
Akron, OH	—	308	1,062	—	—	308	1,062	1,370	232	1992	06/13	30
Moab, UT	—	395	1,432	—	—	395	1,432	1,827	233	2000	02/15	30
Ft Walton Beach, FL	—	274	531	—	—	274	531	805	58	1973	01/17	25

Dickey's Barbeque Pit:
Medina, OH	—	405	464	104	—	370	568	938	236	1996	12/01	40

Dick's Sporting Goods:
Taylor, MI	—	1,920	3,527	—	—	1,920	3,527	5,447	2,054	1996	08/96	40
White Marsh, MD	—	2,681	3,917	—	—	2,681	3,917	6,598	2,281	1996	08/96	40

Dirt Cheap:
Nacogdoches, TX	—	397	1,257	269	—	400	1,524	1,924	695	1997	11/98	40

Doctors of Physical Therapy:
Lapeer, MI	—	63	457	80	—	63	516	579	139	2007	10/05	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Dollar General:
San Antonio, TX	—	441	784	—	—	441	196	637	39	1993	12/93		30
Memphis, TN	—	266	1,136	46	—	266	1,182	1,448	599	1998	12/97		40
High Springs, FL	—	409	—	1,072	—	432	1,072	1,504	245	2010	07/10	(m)	40
Inverness, FL	—	459	—	1,046	—	471	1,046	1,517	234	2011	08/10	(m)	40
Cocoa, FL	—	385	—	935	—	406	935	1,341	213	2010	08/10	(m)	40
Palm Bay, FL	—	355	—	1,011	—	365	1,011	1,376	228	2010	08/10	(m)	40
Deland, FL	—	585	—	958	—	585	958	1,543	212	2010	11/10	(m)	40
Seffner, FL	—	673	—	1,223	—	446	803	1,249	175	2011	12/10	(m)	40
Hernando, FL	—	372	—	970	—	372	970	1,342	211	2011	01/11	(m)	40
Titusville, FL	—	512	—	1,002	—	512	1,002	1,514	210	2011	04/11	(m)	40
Disputanta, VA	—	170	—	720	—	170	720	890	149	2011	09/11	(o)	40
Lumberton, NC	—	115	—	902	—	115	902	1,017	179	2012	10/11	(m)	40
Newport News, VA	—	363	—	967	—	363	967	1,330	196	2011	10/11	(m)	40
Cumberland, VA	—	317	—	1,147	—	317	1,147	1,464	223	2012	12/11	(m)	40
Aberdeen, NC	—	156	—	821	—	156	821	977	158	2012	01/12	(m)	40
Richmond, VA	—	144	—	863	—	144	863	1,007	161	2012	02/12	(m)	40
Danville, VA	—	155	—	864	—	155	864	1,019	165	2012	03/12	(m)	40
Cascade, VA	—	139	—	806	—	139	806	945	152	2012	03/12	(m)	40
Sanford, NC	—	147	—	834	—	147	834	981	154	2012	04/12	(m)	40
Leland, NC	—	245	—	892	—	245	892	1,137	161	2012	06/12	(m)	40
Sanford, NC	—	206	—	829	—	206	829	1,035	149	2012	07/12	(m)	40
Richmond, VA	—	305	—	902	—	305	902	1,207	161	2012	08/12	(m)	40
Martinsville, VA	—	165	—	831	—	165	831	996	146	2012	09/12	(m)	40
Yerington, NV	—	313	—	1,170	—	313	1,170	1,483	204	2013	09/12	(m)	40
Hawthorne, NV	—	210	1,069	—	—	210	1,069	1,279	188	2012	12/12		40
Norfolk, VA	—	455	—	929	—	455	929	1,384	152	2013	03/13	(m)	40
Suffolk, VA	—	186	—	958	—	186	958	1,144	157	2013	03/13	(m)	40
Suffolk, VA	—	128	—	1,010	—	128	1,010	1,138	161	2013	04/13	(m)	40
Irving, NY	—	210	—	961	—	210	961	1,171	149	2013	06/13	(m)	40
Oakfield, NY	—	257	—	1,108	—	271	1,108	1,379	158	2014	10/13	(m)	40
Holland, NY	—	176	—	1,103	—	176	1,103	1,279	151	2014	12/13	(m)	40
Jeffersonville, IN	—	115	960	—	—	115	960	1,075	161	2010	02/14		35
LaFayette, LA	—	157	378	23	—	180	378	558	85	2002	07/14		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Youngsville, LA	—	98	370	34	—	98	404	502	83	2002	07/14		25
Daytona Beach Shores, FL	—	459	1,282	—	—	459	1,282	1,741	87	2011	12/17		30

Dollar Tree:
Garland, TX	—	239	626	—	—	239	626	865	290	1994	02/94		40
Homestead, PA	—	256	—	1,964	—	310	1,910	2,220	185	2016	02/97	(g)	40
Marietta, GA	—	525	—	787	—	524	787	1,311	128	1997	12/14	(o)	30

Don Tello's Tex-Mex Grill:
Lithonia, GA	—	923	1,276	48	—	923	1,324	2,247	405	2002	06/07		40

Driscoll Children's Hospital:
Corpus Christi, TX	—	630	3,131	—	—	630	3,131	3,761	1,628	1982	03/99		40

El Jalapeno:
Indianapolis, IN	—	223	483	79	—	223	562	785	362	1979	09/06		20

Empire Buffet:
Las Cruces, NM	—	947	—	2,390	—	947	2,390	3,337	760	2006	01/06	(m)	40

Express Mart:
Thomasville, NC	—	140	228	—	—	140	228	368	62	1962	07/14		20

Express Oil Change:
Birmingham, AL	—	470	695	—	—	470	695	1,165	205	2008	02/08	(f)	40
Florence, AL	—	110	381	—	—	110	381	491	151	1987	02/08		30
Helena, AL	—	363	628	—	—	363	628	991	186	1998	02/08		40
Muscle Shoals, AL	—	168	624	—	—	168	624	792	247	1985	02/08		30
Opelika, AL	—	547	680	—	—	547	680	1,227	202	2006	02/08		40
Cordova, TN	—	639	785	—	—	639	785	1,424	217	2000	12/08		40
Horn Lake, MS	—	326	611	—	—	326	611	937	193	1998	12/08		35
Lakeland, TN	—	186	489	—	—	186	489	675	135	2000	12/08		40
Memphis, TN	—	402	721	—	—	402	721	1,123	199	2001	12/08		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Houston, TX	—	651	—	648	—	517	648	1,165	121	2012	02/12	(m)	40
Katy, TX	—	539	—	830	—	539	829	1,368	146	2012	07/12	(m)	40
Chattanooga, TN	—	239	1,214	—	—	239	1,214	1,453	292	1998	10/12		30
Chattanooga, TN	—	238	1,756	—	—	238	1,756	1,994	422	1998	10/12		30
Chattanooga, TN	—	224	173	—	—	224	173	397	42	2001	10/12		30
Cleveland, TN	—	318	1,064	—	—	318	1,064	1,382	219	2004	10/12		35
Fort Oglethorpe, GA	—	241	331	—	—	241	331	572	68	2003	10/12		35
Marietta, GA	—	618	30	—	—	618	30	648	7	1988	12/12		30
Smyrna, GA	—	295	1,092	—	—	295	1,092	1,387	308	1984	12/12		25
Cypress, TX	—	550	—	983	—	550	983	1,533	120	2014	05/14	(m)	40
Boaz, AL	—	205	368	—	—	205	368	573	72	1995	01/15		25
Gadsden, AL	—	116	690	—	—	116	690	806	113	1999	01/15		30
Rainbow City, AL	—	164	653	—	—	164	653	817	129	1992	01/15		25
Seffner, FL	—	155	593	—	—	155	593	748	82	2008	02/15		35
Fayetteville, TN	—	117	860	—	—	117	860	977	135	1998	04/15		30
Huntsville, AL	—	214	710	—	—	214	710	924	134	1995	04/15		25
Huntsville, AL	—	292	526	—	—	292	526	818	83	1995	04/15		30
Madison, AL	—	319	1,006	—	—	319	1,006	1,325	158	1992	04/15		30
Houston, TX	—	576	—	1,120	—	576	1,120	1,696	87	2016	04/16	(m)	40
Tampa, FL	—	718	—	942	—	718	942	1,660	72	2016	06/16	(m)	40
West Point, MS	—	335	—	1,130	—	335	1,130	1,465	76	2017	10/16	(m)	40
Tupelo, MS	—	381	1,641	—	—	381	1,641	2,022	131	2013	03/17		35
Tupelo, MS	—	607	—	1,158	—	607	1,158	1,765	59	2017	03/17	(m)	40
Canton, GA	—	741	—	1,240	—	741	1,240	1,981	53	2018	10/17	(m)	40
Jasper, AL	—	186	879	—	—	186	879	1,065	65	2000	10/17		30
Hurst, TX	—	331	1,397	—	—	331	1,397	1,728	62	2013	06/18		35
Hampton Cove, AL	—	628	—	1,326	—	628	1,326	1,954	21	2019	09/18	(m)	40
Dyer, IN	—	618	803	—	—	618	803	1,421	28	2013	10/18		35
Hendersonville, TN	—	916	1,656	—	—	916	1,656	2,572	53	2017	11/18		35
Nashville, TN	—	833	1,898	—	—	833	1,898	2,731	61	2014	11/18		35
Spring Hill, TN	—	536	2,570	—	—	536	2,570	3,106	83	2013	11/18		35
Murfreesboro, TN	—	417	2,157	—	—	417	2,157	2,574	81	2004	11/18		30
Murfreesboro, TN	—	407	2,552	—	—	407	2,552	2,959	115	2001	11/18		25
Murfreesboro, TN	—	667	1,594	—	—	667	1,594	2,261	51	2013	11/18		35
Concord, NC	—	570	1,626	—	—	570	1,626	2,196	45	2018	01/19		35
Lafayette, LA	—	364	1,169	—	—	364	1,169	1,533	24	2010	05/19		30
Lafayette, LA	—	230	845	—	—	230	845	1,075	18	1996	05/19		30
Taylors, SC	—	581	—	1,283	—	581	1,283	1,864	1	2019	06/19	(m)	(k)
Richmond Hill, GA	—	792	—	—	—	792	(e)	792	(e)	(e)	11/19	(m)	(e)
Magnolia, TX	—	1,022	—	—	—	1,022	(e)	1,022	(e)	(e)	11/19	(m)	(e)
Gallatin, TN	—	808	1,663	—	—	808	1,663	2,471	5	2019	11/19		40
Allen, TX	—	575	1,781	—	—	575	1,781	2,356	2	2016	12/19		35
Gilbert, AZ	—	602	1,872	—	—	602	1,872	2,474	2	2018	12/19		40
Peoria, AZ	—	405	1,929	—	—	405	1,929	2,334	2	2015	12/19		40
Tempe, AZ	—	903	1,374	—	—	903	1,374	2,277	2	2014	12/19		35

Express Wash & Go:
Cohoes, NY	—	27	145	174	—	27	318	345	76	1994	09/04		40

E-Z Mart:
Andrews, TX	—	140	2,623	—	—	140	2,623	2,763	128	2014	04/18		35
Arlington, TX	—	196	1,187	—	—	196	1,187	1,383	81	1982	04/18		25
Ashdown, AR	—	112	2,996	—	—	112	2,996	3,108	146	2015	04/18		35
Broken Arrow, OK	—	93	1,635	—	—	93	1,635	1,728	93	2012	04/18		30
Broken Bow, OK	—	93	2,325	—	—	93	2,325	2,418	159	1964	04/18		25
Broken Bow, OK	—	103	2,315	—	—	103	2,315	2,418	132	1994	04/18		30
Cleburne, TX	—	65	1,663	—	—	65	1,663	1,728	114	1984	04/18		25
Davis, OK	—	37	1,691	—	—	37	1,691	1,728	116	1981	04/18		25
Durant, OK	—	215	1,858	—	—	215	1,858	2,073	106	2000	04/18		30
Durant, OK	—	131	1,598	—	—	131	1,598	1,729	78	2014	04/18		35
Edmond, OK	—	140	898	—	—	140	898	1,038	61	1973	04/18		25
Fayetteville, AR	—	84	1,299	—	—	84	1,299	1,383	89	1979	04/18		25
Foreman, AR	—	65	2,697	—	—	65	2,697	2,762	132	2015	04/18		35
Gladewater, TX	—	28	1,700	—	—	28	1,700	1,728	116	1973	04/18		25
Harrah, OK	—	131	1,598	—	—	131	1,598	1,729	109	1986	04/18		25
Hartshorne, OK	—	28	1,356	—	—	28	1,356	1,384	77	1998	04/18		30
Hot Springs, AR	—	38	656	—	—	38	656	694	45	1977	04/18		25
Hot Springs, AR	—	449	935	—	—	449	935	1,384	53	1989	04/18		30
Hot Springs, AR	—	823	561	—	—	823	561	1,384	32	2012	04/18		30
Hugo, OK	—	28	1,356	—	—	28	1,356	1,384	93	1985	04/18		25
Idabel, OK	—	93	1,635	—	—	93	1,635	1,728	93	1998	04/18		30
Kilgore, TX	—	327	3,126	—	—	327	3,126	3,453	153	2013	04/18		35
Little Rock, AR	—	356	683	—	—	356	683	1,039	47	1980	04/18		25
Little Rock, AR	—	253	786	—	—	253	786	1,039	54	1981	04/18		25
Longview, TX	—	75	1,309	—	—	75	1,309	1,384	89	1983	04/18		25
Longview, TX	—	112	1,616	—	—	112	1,616	1,728	110	1982	04/18		25
Lubbock, TX	—	150	544	—	—	150	544	694	37	1974	04/18		25
McAlester, OK	—	290	1,094	—	—	290	1,094	1,384	75	1980	04/18		25
Mineral Wells, TX	—	103	1,626	—	—	103	1,626	1,729	93	1999	04/18		30
Monticello, AR	—	215	1,858	—	—	215	1,858	2,073	106	1990	04/18		30
Mountain Home, AR	—	84	955	—	—	84	955	1,039	65	1982	04/18		25
Mountain Home, AR	—	47	992	—	—	47	992	1,039	68	1983	04/18		25
Nash, TX	—	84	1,989	—	—	84	1,989	2,073	113	1994	04/18		30
Paris, TX	—	56	1,327	—	—	56	1,327	1,383	91	1980	04/18		25
Pittsburg, TX	—	149	1,579	—	—	149	1,579	1,728	90	1998	04/18		30
Queen City, TX	—	168	2,595	—	—	168	2,595	2,763	127	2016	04/18		35
Red Oak, OK	—	168	1,905	—	—	168	1,905	2,073	108	2012	04/18		30
Spiro, OK	—	103	1,970	—	—	103	1,970	2,073	135	1985	04/18		25
Springdale, AR	—	122	572	—	—	122	572	694	39	1969	04/18		25
Springdale, AR	—	169	525	—	—	169	525	694	36	1974	04/18		25
Sulphur Springs, TX	—	65	1,318	—	—	65	1,318	1,383	90	1981	04/18		25
Talihina, OK	—	234	1,150	—	—	234	1,150	1,384	79	1975	04/18		25
Texarkana, AR	—	159	1,914	—	—	159	1,914	2,073	131	1975	04/18		25
Texarkana, AR	—	56	1,672	—	—	56	1,672	1,728	95	1998	04/18		30
Texarkana, AR	—	47	1,337	—	—	47	1,337	1,384	91	1986	04/18		25
Texarkana, AR	—	159	2,604	—	—	159	2,604	2,763	148	1994	04/18		30
Texarkana, AR	—	93	1,290	—	—	93	1,290	1,383	88	1974	04/18		25
Texarkana, TX	—	112	2,996	—	—	112	2,996	3,108	171	2001	04/18		30

Family Dollar:
Riverdale, GA	—	1,089	1,707	—	—	1,089	1,707	2,796	941	1997	12/97		40
Albany, NY	—	34	824	14	—	34	838	872	315	1992	09/04		40
Cohoes, NY	—	140	753	49	—	140	802	942	340	1994	09/04		40
Hudson Falls, NY	—	51	380	625	—	187	869	1,056	240	1993	09/04		40
Monticello, NY	—	664	769	156	—	799	447	1,246	254	1996	03/05		40
Richmond, TX	—	366	1,059	—	—	366	1,059	1,425	178	2012	02/14		35
Spring, TX	—	199	1,152	—	—	199	1,152	1,351	193	2012	02/14		35
Bartlesville, OK	—	110	445	—	—	110	445	555	97	2001	07/14		25
Huntsville, AL	—	141	596	—	—	141	596	737	108	2005	07/14		30
Tulsa, OK	—	70	519	34	—	103	519	622	118	2001	07/14		25

Famous Footwear:
Lapeer, MI	—	163	835	—	—	163	812	975	251	2007	10/05		40

Famsa:
Harlingen, TX	—	317	756	170	—	317	926	1,243	427	1999	11/98	(f)	40

Ferguson:
Destin, FL	—	554	1,012	253	—	554	1,265	1,819	396	2006	03/07		40
Union City, GA	—	144	1,260	—	—	144	1,260	1,404	311	2010	05/11		35

Fikes Wholesale:
Belton, TX	—	722	1,814	—	—	722	1,814	2,536	434	2007	08/11		35
Godley, TX	—	1,453	2,084	—	—	1,453	2,084	3,537	499	2008	08/11		35
Killeen, TX	—	1,053	833	—	—	1,053	833	1,886	199	2007	08/11		35
Killeen, TX	—	1,302	2,514	—	—	1,302	2,514	3,816	602	2008	08/11		35
McGregor, TX	—	511	1,484	—	—	511	1,484	1,995	355	2006	08/11		35
Thorndale, TX	—	331	984	—	—	331	984	1,315	235	2007	08/11		35
Valley Mills, TX	—	711	2,114	—	—	711	2,114	2,825	506	2006	08/11		35
West, TX	—	402	864	—	—	402	864	1,266	241	1999	08/11		30
Gladewater, TX	—	145	2,107	—	—	145	2,107	2,252	319	2007	09/14		35
Hearne, TX	—	68	2,184	—	—	68	2,184	2,252	385	1996	09/14		30
Jarrell, TX	—	541	2,965	—	—	541	2,965	3,506	448	2009	09/14		35
Killeen, TX	—	628	2,878	—	—	628	2,878	3,506	435	2013	09/14		35
Liberty Hill, TX	—	203	3,303	—	—	202	3,303	3,505	499	2013	09/14		35
Rosebud, TX	—	58	1,847	—	—	58	1,847	1,905	279	2012	09/14		35
Temple, TX	—	1,052	3,302	—	—	1,052	3,302	4,354	499	2012	09/14		35
Waco, TX	—	1,400	2,106	—	—	1,400	2,106	3,506	371	1997	09/14		30
Claude, TX	—	193	3,728	—	—	193	3,728	3,921	430	2013	12/15		35
Covington, TX	—	164	2,512	—	—	164	2,512	2,676	338	2001	12/15		30
Hamilton, TX	—	97	2,175	—	—	97	2,175	2,272	352	1987	12/15		25
Lott, TX	—	135	3,236	—	—	135	3,236	3,371	374	2013	12/15		35
Salado, TX	—	715	3,206	—	—	715	3,206	3,921	370	2014	12/15		35
Temple, TX	—	77	2,291	—	—	77	2,291	2,368	265	2012	12/15		35
Vernon, TX	—	154	5,850	—	—	154	5,850	6,004	591	2015	12/15		40
Milton, FL	—	1,498	—	3,568	—	1,498	3,568	5,066	271	2016	04/16	(m)	40
Giddings, TX	—	845	—	5,219	—	845	5,219	6,064	332	2017	11/16	(m)	40
Daphne, AL	—	1,411	1,247	—	—	1,411	1,247	2,658	126	2006	12/16		30
Foley, AL	—	783	1,721	—	—	783	1,721	2,504	131	2007	12/16		40
Belton, TX	—	415	3,391	—	—	415	3,391	3,806	251	2016	01/17		40
Hewitt, TX	—	747	—	3,233	—	747	3,233	3,980	165	2017	01/17	(m)	40
Amarillo, TX	—	390	3,555	—	—	390	3,555	3,945	74	2013	05/19		30
Crestview, FL	—	504	3,394	—	—	504	3,394	3,898	61	2015	05/19		35
Fort Walton Beach, FL	—	684	3,213	—	—	684	3,213	3,897	50	2016	05/19		40
Fort Walton Beach, FL	—	799	3,099	—	—	799	3,099	3,898	55	2016	05/19		35
Killeen, TX	—	504	3,973	—	—	504	3,973	4,477	83	2012	05/19		30

First Cash Pawn:
Alice, TX	—	318	578	—	—	318	578	896	261	1995	12/01		40

Five Below:
Florissant, MO	—	249	294	849	—	250	1,142	1,392	315	1996	04/03	(g)	40

Five Guys Burgers and Fries:
Middleburg Heights, OH	—	497	260	250	—	497	510	1,007	296	1976	09/06		20

Flash Markets:
Lebanon, TN	—	582	—	2,063	—	582	2,063	2,645	612	2007	03/07	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Fleming's:
Akron, OH	—	475	3,140	—	—	475	3,140	3,615	699	2005	03/12		35

Floor & Decor:
Knoxville, TN	—	2,364	—	7,879	—	2,364	7,879	10,243	780	2016	09/15	(m)	40
Albuquerque, NM	—	2,322	10,699	—	—	2,322	10,699	13,021	256	2018	01/19		40

Food 4 Less:
National City, CA	—	3,569	4,266	—	—	3,569	1,246	4,815	10	1995	11/98		25

Food Fast:
Bossier City, LA	—	883	658	—	—	883	658	1,541	550	1975	06/07		15
Brownsboro, TX	—	328	385	—	—	328	385	713	161	1990	06/07		30
Flint, TX	—	272	411	—	—	272	411	683	206	1985	06/07		25
Forney, TX	—	545	707	—	—	545	707	1,252	296	1989	06/07		30
Gun Barrel City, TX	—	242	467	—	—	242	467	709	234	1988	06/07		25
Gun Barrel City, TX	—	270	386	—	—	270	386	656	194	1986	06/07		25
Jacksonville, TX	—	660	632	—	—	660	632	1,292	529	1976	06/07		15
Kemp, TX	—	581	505	—	—	581	505	1,086	253	1986	06/07		25
Longview, TX	—	271	431	—	—	271	431	702	180	1990	06/07		30
Longview, TX	—	403	572	—	—	403	572	975	287	1985	06/07		25
Longview, TX	—	426	382	—	—	426	382	808	191	1984	06/07		25
Longview, TX	—	252	304	—	—	252	304	556	152	1983	06/07		25
Longview, TX	—	360	535	—	—	360	535	895	269	1983	06/07		25
Mabank, TX	—	229	494	—	—	229	494	723	248	1986	06/07		25
Mt. Vernon, TX	—	292	666	2,800	—	292	2,800	3,092	470	2013	06/07	(m)	40
Tyler, TX	—	488	831	—	—	488	831	1,319	521	1980	06/07		20
Tyler, TX	—	316	545	—	—	316	545	861	228	1989	06/07		30
Tyler, TX	—	473	654	—	—	473	654	1,127	273	1990	06/07		30
Tyler, TX	—	323	283	—	—	323	283	606	178	1978	06/07		20
Tyler, TX	—	188	329	—	—	188	329	517	165	1984	06/07		25
Tyler, TX	—	742	546	—	—	742	546	1,288	274	1985	06/07		25
Tyler, TX	—	542	403	—	—	481	403	884	202	1984	06/07		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Fort Ticonderoga:
Ticonderoga, NY	—	89	689	60	—	89	749	838	278	1993	09/04	40

Fresenius Medical Care:
Houston, TX	—	422	1,915	510	—	422	2,425	2,847	832	1995	12/05	40
Rockford, MI	—	226	1,404	—	—	226	1,404	1,630	256	2002	07/14	30

Fresh Market:
Gainesville, FL	—	317	1,248	673	—	317	1,921	2,238	716	1982	03/99	40

Frisch's Big Boy:
Batavia, OH	—	319	2,637	150	—	319	2,787	3,106	392	1995	08/15	30
Bethel, OH	—	242	2,512	150	—	242	2,662	2,904	447	1982	08/15	25
Burlington, KY	—	589	2,357	150	—	589	2,507	3,096	346	1995	08/15	30
Cincinnati, OH	—	300	1,952	150	—	300	2,102	2,402	345	1990	08/15	25
Cincinnati, OH	—	445	929	—	—	445	929	1,374	135	2005	08/15	30
Cincinnati, OH	—	387	1,865	—	—	387	1,865	2,252	272	1996	08/15	30
Cincinnati, OH	—	183	3,283	150	—	183	3,433	3,616	583	1980	08/15	25
Cincinnati, OH	—	319	2,753	150	—	319	2,903	3,222	406	2007	08/15	30
Cincinnati, OH	—	782	1,961	150	—	782	2,111	2,893	352	1973	08/15	25
Cincinnati, OH	—	271	939	—	—	271	939	1,210	164	1994	08/15	25
Cincinnati, OH	—	541	1,981	150	—	541	2,131	2,672	355	1964	08/15	25
Cincinnati, OH	—	638	1,845	150	—	638	1,995	2,633	330	1993	08/15	25
Cincinnati, OH	—	290	3,100	150	—	290	3,250	3,540	551	1985	08/15	25
Cincinnati, OH	—	734	1,768	150	—	734	1,918	2,652	317	1991	08/15	25
Cincinnati, OH	—	754	1,044	—	—	754	1,044	1,798	152	1997	08/15	30
Cincinnati, OH	—	695	2,173	150	—	695	2,323	3,018	324	1982	08/15	30
Cincinnati, OH	—	329	1,672	—	—	329	1,672	2,001	293	1988	08/15	25
Cincinnati, OH	—	657	1,874	150	—	654	2,024	2,678	336	1986	08/15	25
Cincinnati, OH	—	976	1,806	—	—	976	1,806	2,782	226	2011	08/15	35
Cincinnati, OH	—	435	3,457	150	—	435	3,607	4,042	614	1970	08/15	25
Cold Spring, KY	—	763	2,144	150	—	763	2,294	3,057	320	1993	08/15	30
Covington, KY	—	522	2,444	150	—	522	2,594	3,116	363	1991	08/15	30
Dayton, OH	—	445	1,276	—	—	445	1,276	1,721	160	2008	08/15	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Dayton, OH	—	464	2,029	—	—	464	2,029	2,493	296	1988	08/15	30
Dayton, OH	—	261	1,392	—	—	261	1,392	1,653	244	1985	08/15	25
Dayton, OH	—	589	1,662	—	—	589	1,662	2,251	242	2006	08/15	30
Dayton, OH	—	407	349	—	—	407	349	756	44	2010	08/15	35
Dayton, OH	—	348	1,633	—	—	348	1,633	1,981	286	1990	08/15	25
Eaton, OH	—	319	1,267	—	—	319	1,267	1,586	222	1992	08/15	25
Englewood, OH	—	348	1,846	150	—	348	1,996	2,344	326	1976	08/15	25
Erlanger, KY	—	425	1,740	—	—	425	1,740	2,165	304	1991	08/15	25
Fairborn, OH	—	348	1,305	—	—	348	1,305	1,653	190	1989	08/15	30
Fairfield, OH	—	580	1,556	150	—	580	1,706	2,286	281	1976	08/15	25
Florence, KY	—	860	1,903	150	—	860	2,053	2,913	340	1986	08/15	25
Florence, KY	—	850	1,971	150	—	850	2,121	2,971	292	2001	08/15	30
Fort Mitchell, KY	—	792	3,051	150	—	792	3,201	3,993	452	1988	08/15	30
Franklin, OH	—	406	1,749	150	—	406	1,899	2,305	314	1977	08/15	25
Franklin, OH	—	415	2,425	150	—	415	2,575	2,990	359	1987	08/15	30
Gahanna, OH	—	389	165	—	—	389	165	554	24	1994	08/15	30
Greensburg, IN	—	464	1,575	150	—	464	1,726	2,190	234	1990	08/15	30
Grove City, OH	—	406	1,846	—	—	406	1,846	2,252	269	1993	08/15	30
Groveport, OH	—	145	1,084	—	—	145	1,084	1,229	158	1992	08/15	30
Hamilton, OH	—	310	1,045	—	—	310	1,045	1,355	183	1968	08/15	25
Hamilton, OH	—	560	1,894	—	—	560	1,894	2,454	276	2009	08/15	30
Harrison, OH	—	338	2,685	150	—	338	2,835	3,173	395	1989	08/15	30
Heath, OH	—	939	348	—	—	939	348	1,287	44	2011	08/15	35
Hillsboro, OH	—	502	2,926	150	—	502	3,076	3,578	520	1980	08/15	25
Independence, KY	—	657	1,816	—	—	657	1,816	2,473	265	2009	08/15	30
Lancaster, OH	—	570	1,604	—	—	570	1,604	2,174	234	1992	08/15	30
Lawrenceburg, IN	—	550	3,071	—	—	550	3,071	3,621	384	2010	08/15	35
Lebanon, OH	—	560	2,550	150	—	560	2,700	3,260	378	2006	08/15	30
Lexington, KY	—	647	2,289	150	—	647	2,439	3,086	408	1976	08/15	25
Lexington, KY	—	734	1,382	—	—	724	1,382	2,106	173	2013	08/15	35
Louisville, KY	—	891	97	—	—	891	97	988	14	1994	08/15	30
Louisville, KY	—	628	1,691	150	—	628	1,841	2,469	254	1990	08/15	30
Loveland, OH	—	241	2,666	150	—	241	2,816	3,057	475	1980	08/15	25
Loveland, OH	—	184	1,740	—	—	184	1,740	1,924	254	1990	08/15	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Marysville, OH	—	281	823	—	—	281	823	1,104	120	1993	08/15		30
Mason, OH	—	531	1,981	150	—	531	2,131	2,662	355	1987	08/15		25
Maysville, KY	—	454	3,119	175	—	479	3,269	3,748	554	1992	08/15		25
Miamisburg, OH	—	551	1,701	150	—	551	1,851	2,402	300	1970	08/15		25
Middletown, OH	—	823	310	—	—	823	310	1,133	39	2013	08/15		35
Middletown, OH	—	155	1,952	150	—	155	2,102	2,257	350	1966	08/15		25
Milford, OH	—	309	1,942	150	—	309	2,092	2,401	348	1960	08/15		25
New Albany, IN	—	493	1,238	—	—	493	1,238	1,731	180	1995	08/15		30
Shepherdsville, KY	—	793	1,092	—	—	793	1,092	1,885	159	2009	08/15		30
Springfield, OH	—	560	1,691	150	—	560	1,841	2,401	250	2007	08/15		30
Tipp City, OH	—	503	919	—	—	503	919	1,422	134	1996	08/15		30
Troy, OH	—	445	1,807	150	—	445	1,957	2,402	266	1987	08/15		30
Urbana, OH	—	252	1,142	—	—	252	1,142	1,394	200	1991	08/15		25
Washington, OH	—	300	1,672	150	—	300	1,822	2,122	248	1990	08/15		30
Wilmington, OH	—	377	2,502	150	—	377	2,652	3,029	444	1973	08/15		25
Winchester, KY	—	348	1,325	—	—	348	1,325	1,673	193	2008	08/15		30
Xenia, OH	—	261	2,299	150	—	261	2,449	2,710	338	1986	08/15		30

Fuel Up:
Chambersburg, PA	—	76	197	—	—	76	197	273	142	1990	08/05		20

Fuel-On:
Emporium, PA	—	380	569	—	—	380	569	949	409	1996	08/05		20
Johnsonburg, PA	—	781	504	—	—	781	504	1,285	362	1978	08/05		20
St. Marys, PA	—	274	261	—	—	274	261	535	188	1979	08/05		20
Houtzdale, PA	—	541	500	46	—	356	46	402	3	1977	01/06		15
Pittsburgh, PA	—	905	1,346	—	—	905	1,346	2,251	470	1967	01/06		40
Zelienople, PA	—	160	437	—	—	160	437	597	153	1988	01/06		40

Fuji Japanese Steakhouse:
Farmington, NM	—	2,757	—	773	—	2,757	773	3,530	217	2003	12/07	(o)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Furniture Bank:
Columbus, OH	—	1,596	934	239	—	1,605	1,165	2,770	397	1970	11/04	(o)	40

Furr's Family Dining:
Moore, OK	—	939	—	2,429	—	939	2,429	3,368	741	2007	03/07	(m)	40
Arlington, TX	—	1,061	—	1,594	—	1,061	1,594	2,655	367	2010	04/10	(m)	40
McAllen, TX	—	520	1,700	—	—	520	1,700	2,220	456	2004	12/11		30

FX Video Game Exchange:
Corpus Christi, TX	—	125	137	229	—	125	366	491	134	1967	11/93		40

Gander Outdoors:
Amarillo, TX	—	1,514	5,781	6,614	—	4,581	9,285	13,866	2,268	2004	11/04	(m)	40
DeForest, WI	—	2,798	10,953	3,303	—	2,787	14,216	17,003	3,503	2008	09/10	(m)	35
Springfield, IL	—	1,717	7,622	5,726	—	3,739	11,326	15,065	2,090	2009	09/10	(m)	35
Onalaska, WI	—	1,963	—	7,417	—	1,733	7,417	9,150	1,511	2011	10/10	(m)	40
Ocala, FL	—	3,315	8,908	645	—	3,315	9,553	12,868	2,384	2008	10/10	(m)	35
Bowling Green, KY	—	1,777	7,319	713	—	1,777	8,032	9,809	1,802	2007	07/11	(m)	35
Roanoke, VA	—	1,769	8,120	738	—	1,769	8,858	10,627	2,001	2008	07/11	(m)	35
Greenfield, IN	—	878	—	6,695	—	878	6,695	7,573	886	2014	12/13	(m)	40
Lakeville, MN	—	3,243	11,191	609	—	3,243	11,800	15,043	1,826	2003	03/15	(o)	30

Gate Petroleum:
Concord, NC	—	852	1,201	—	—	852	1,201	2,053	437	2001	06/05		40
Rocky Mount, NC	—	259	1,164	—	—	259	1,164	1,423	423	2000	06/05		40

Gerber Collision:
Garner, NC	—	352	1,056	—	—	352	1,056	1,408	359	1972	03/13		20
Estero, FL	—	839	—	2,135	—	839	2,135	2,974	294	2015	10/14	(m)	30
Woodstock, GA	—	328	1,291	—	—	328	1,291	1,619	221	1990	11/14		30
Roswell, GA	—	958	—	1,920	—	961	1,920	2,881	368	2015	12/14	(m)	25
Tucson, AZ	—	242	1,518	—	—	242	1,518	1,760	252	2002	01/15		30
Tucson, AZ	—	330	1,746	—	—	330	1,746	2,076	247	2008	01/15		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Kansas City, MO	—	727	834	—	—	727	834	1,561	16	1950	08/19		20
Daytona Beach, FL	—	681	—	—	—	681	(e)	681	(e)	(e)	08/19	(o)	(e)
Woodstock, GA	—	210	785	—	—	210	785	995	1	1988	12/19		25

Global:
Augusta, ME	—	234	1,384	—	—	234	1,384	1,618	196	1987	06/16		25
Bedford, NH	—	332	907	—	—	315	907	1,222	129	1980	06/16		25
Bridgeport, CT	—	331	1,762	—	—	331	1,762	2,093	250	1979	06/16		25
Derry, NH	—	176	1,044	—	—	176	1,044	1,220	148	1987	06/16		25
Dover, NH	—	497	926	—	—	497	926	1,423	109	2004	06/16		30
Epping, NH	—	798	1,363	—	—	798	1,363	2,161	161	1998	06/16		30
Exeter, NH	—	593	3,258	—	—	593	3,258	3,851	385	2001	06/16		30
Fitzwilliam, NH	—	146	2,404	—	—	146	2,404	2,550	341	1993	06/16		25
Gardner, MA	—	88	2,764	—	—	88	2,764	2,852	392	1968	06/16		25
Hanover, MA	—	380	1,131	—	—	380	1,131	1,511	160	1991	06/16		25
Johnston, RI	—	478	1,082	—	—	478	1,082	1,560	153	1992	06/16		25
Manchester, CT	—	584	1,869	—	—	584	1,869	2,453	265	1983	06/16		25
Middleton, MA	—	331	1,694	—	—	331	1,694	2,025	200	2001	06/16		30
Milford, MA	—	642	1,869	—	—	642	1,869	2,511	265	1972	06/16		25
Nashua, NH	—	351	1,160	—	—	351	1,160	1,511	164	1991	06/16		25
North Easton, MA	—	1,293	2,917	—	—	1,293	2,917	4,210	344	2005	06/16		30
Portland, ME	—	361	732	—	—	361	732	1,093	104	1987	06/16		25
Saugus, MA	—	885	3,209	—	—	885	3,209	4,094	379	1997	06/16		30
Scarborough, ME	—	662	1,393	—	—	662	1,393	2,055	164	1998	06/16		30
Tewksbury, MA	—	449	839	—	—	449	839	1,288	99	2000	06/16		30
Townsend, MA	—	195	1,695	—	—	195	1,695	1,890	240	1983	06/16		25
Waltham, MA	—	467	1,995	—	—	467	1,995	2,462	283	1983	06/16		25
Warwick, RI	—	633	1,120	—	—	633	1,120	1,753	132	2004	06/16		30
Waterville, ME	—	49	1,112	—	—	49	1,112	1,161	158	1987	06/16		25
Westerly, RI	—	506	2,141	—	—	506	2,141	2,647	253	1998	06/16		30
Westerly, RI	—	351	1,830	—	—	351	1,830	2,181	259	1989	06/16		25
Westford, MA	—	448	1,072	—	—	448	1,072	1,520	127	1998	06/16		30
Weymouth, MA	—	214	1,802	—	—	214	1,802	2,016	255	1960	06/16		25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Wyoming, RI	—	409	1,276	—	—	409	1,276	1,685	151	1999	06/16	30
York, ME	—	175	2,812	—	—	175	2,812	2,987	398	1990	06/16	25

Golden Corral:
Lake Placid, FL	—	115	305	54	—	115	359	474	358	1985	05/85	35
Brandon, FL	—	1,188	1,339	—	—	1,188	1,339	2,527	604	1998	12/01	40
Temple Terrace, FL	—	1,330	1,391	—	—	1,330	1,391	2,721	627	1997	12/01	40
Davenport, IA	—	923	2,122	—	—	923	2,122	3,045	296	1998	02/15	35
Orange Park, FL	—	1,074	1,794	—	—	1,074	1,794	2,868	292	1995	02/15	30
Pensacola, FL	—	1,344	3,212	—	—	1,344	3,212	4,556	447	1999	02/15	35

Goodwill:
Sealy, TX	—	612	675	655	—	612	1,330	1,942	531	1982	03/99	40
Fort Worth, TX	—	988	2,368	32	—	988	2,401	3,389	886	1997	02/05	40

Goodyear Truck & Tire:
Anthony, TX	—	(l)	1,242	6	—	(l)	1,248	1,248	388	2007	02/07	40
Beaverdam, OH	—	(l)	1,521	—	—	(l)	1,521	1,521	480	2004	05/07	40
Benton, AR	—	(l)	309	—	—	(l)	309	309	96	2001	05/07	40
Bowman, SC	—	(l)	969	—	—	(l)	969	969	350	1998	05/07	35
Dalton, GA	—	(l)	1,541	—	—	(l)	1,541	1,541	486	2004	05/07	40
Dandridge, TN	—	(l)	1,030	—	—	(l)	1,030	1,030	372	1989	05/07	35
Franklin, OH	—	(l)	563	—	—	(l)	563	563	203	1998	05/07	35
Gary, IN	—	(l)	1,486	—	—	(l)	1,486	1,486	469	2004	05/07	40
Georgetown, KY	—	(l)	679	—	—	(l)	679	679	286	1997	05/07	30
Mebane, NC	—	(l)	561	—	—	(l)	561	561	202	1998	05/07	35
Piedmont, SC	—	(l)	567	—	—	(l)	567	567	204	1999	05/07	35
Port Wentworth, GA	—	(l)	552	—	—	(l)	552	552	199	1998	05/07	35
Valdosta, GA	—	(l)	1,477	—	—	(l)	1,477	1,477	466	2004	05/07	40
Temple, GA	—	(l)	1,065	—	—	(l)	1,065	1,065	323	2007	06/07	40
Whiteland, IN	—	(l)	1,471	—	—	(l)	1,471	1,471	458	2004	07/07	40
Urbandale, IA	—	(l)	816	—	—	(l)	816	816	254	1987	07/07	40
Robinson, TX	—	(l)	1,183	—	—	(l)	1,183	1,183	358	2007	07/07	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Kearney, MO	—	(l)	1,269	—	—	(l)	1,269	1,269	395	2003	07/07		40
Oklahoma City, OK	—	(l)	1,247	—	—	(l)	1,247	1,247	370	2008	08/07		40
Amarillo, TX	—	(l)	1,158	—	—	(l)	1,158	1,158	334	2008	02/08		40
Jackson, MS	—	(l)	1,281	—	—	(l)	1,281	1,281	367	2008	03/08		40
Glendale, KY	—	(l)	1,066	—	—	(l)	1,066	1,066	299	2008	07/08		40
Lebanon, TN	—	(l)	1,331	—	—	(l)	1,331	1,331	367	2008	08/08	(p)	40
Laredo, TX	—	(l)	1,238	—	—	(l)	1,238	1,238	334	2009	11/08	(p)	40
Midland, TX	—	(l)	1,148	—	—	(l)	1,148	1,148	272	2010	04/10	(p)	40
Tuscaloosa, AL	—	(l)	1,002	—	—	(l)	1,002	1,002	227	2010	08/10	(p)	40
Kenly, NC	—	(l)	1,066	—	—	(l)	1,066	1,066	237	2011	11/10	(p)	40
Matthews, MO	—	(l)	1,042	50	—	(l)	1,092	1,092	232	2011	01/11	(p)	40
Baytown, TX	—	(l)	—	1,375	—	(l)	1,375	1,375	288	2011	05/11	(p)	40
Sunbury, OH	—	(l)	—	1,424	—	(l)	1,424	1,424	286	2011	06/11	(p)	40
Greenwood, LA	—	(l)	—	1,291	—	(l)	1,291	1,291	262	2011	06/11	(p)	40
Joplin, MO	—	(l)	—	1,168	—	(l)	1,168	1,168	237	2011	06/11	(p)	40
Winslow, AZ	—	(l)	—	1,613	—	(l)	1,613	1,613	317	2012	09/11	(p)	40
Gulfport, MS	—	(l)	—	1,377	—	(l)	1,377	1,377	265	2012	11/11	(p)	40
Sulphur Springs, TX	—	(l)	—	1,283	—	(l)	1,283	1,283	245	2012	12/11	(p)	40
Walcott, IA	—	(l)	—	1,673	—	(l)	1,673	1,673	173	2015	07/15	(p)	40
S. Beloit, IL	—	(l)	—	1,927	—	(l)	1,927	1,927	187	2016	08/15	(p)	40
Eloy, AZ	—	(l)	—	1,739	—	(l)	1,739	1,739	168	2016	10/15	(p)	40

Gordmans:
Wyoming, MI	—	1,322	—	4,447	—	1,322	4,447	5,769	607	2014	10/13	(m)	40
Saginaw, MI	—	763	—	4,088	—	763	4,088	4,851	558	2014	02/14	(m)	40

Great Clips:
Swansea, IL	—	46	132	157	—	46	290	336	81	1997	12/01	(g)	40
Lapeer, MI	—	27	194	—	—	27	184	211	58	2007	10/05		40

Guitar Center:
Roseville, MN	—	1,599	1,419	23	—	1,599	1,442	3,041	503	1994	12/05		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
H&R Block:
Swansea, IL	—	46	132	69	—	46	201	247	135	1997	12/01		40
Bristol, VA	—	63	184	40	—	63	224	287	47	2000	07/14		25

Harbor Freight Tools:
Federal Way, WA	—	2,037	1,662	534	—	2,037	2,195	4,232	1,063	1994	06/98		40
Gastonia, NC	—	994	1,513	193	—	994	1,706	2,700	608	2004	12/04		40
Plainfield, IN	—	503	—	1,691	—	503	1,691	2,194	266	1972	12/14	(o)	30
Houma, LA	—	1,037	—	3,362	—	1,037	3,362	4,399	235	2016	08/16	(m)	40
McKinney, TX	—	1,040	—	2,551	—	1,040	2,551	3,591	157	2017	01/17	(m)	40
Marion, IN	—	493	—	1,697	—	493	1,693	2,186	87	2017	08/17	(m)	40
Sandusky, OH	—	999	—	1,296	—	999	1,296	2,295	42	2018	04/18	(m)	40
Casa Grande, AZ	—	1,963	1,206	—	—	1,963	1,206	3,169	78	1976	09/18		20
Hillsboro, OH	—	541	2,412	—	—	541	2,412	2,953	125	1978	09/18		25
Howell, MI	—	737	2,828	—	—	737	2,828	3,565	146	1993	09/18		25
Lake City, FL	—	767	2,567	—	—	767	2,567	3,334	95	2014	09/18		35
Morristown, TN	—	657	2,290	—	—	657	2,290	2,947	84	2015	09/18		35
Palm Harbor, FL	—	1,948	2,216	—	—	1,948	2,216	4,164	95	1980	09/18		30
Reynoldsburg, OH	—	767	3,502	—	—	767	3,502	4,269	129	2014	09/18		35
Rogers, AR	—	448	2,052	—	—	448	2,052	2,500	88	1997	09/18		30
Sebring, FL	—	519	2,350	—	—	519	2,350	2,869	101	1980	09/18		30
Steubenville, OH	—	748	2,162	—	—	748	2,162	2,910	112	1999	09/18		25
Troy, OH	—	685	2,750	—	—	685	2,750	3,435	118	2006	09/18		30
Warren, OH	—	332	2,960	—	—	332	2,960	3,292	109	2013	09/18		35
Zanesville, OH	—	913	2,202	—	—	913	2,202	3,115	81	2014	09/18		35
Louisville, KY	—	970	—	1,808	—	970	1,808	2,778	24	2019	11/18	(m)	(k)
Defiance, OH	—	515	2,435	—	—	515	2,435	2,950	55	2017	03/19		35
Henderson, NV	—	577	2,653	—	—	577	2,653	3,230	70	1961	03/19		30
Las Vegas, NV	—	1,152	3,870	—	—	1,152	3,870	5,022	102	1991	03/19		30
Cranberry, PA	—	631	2,870	—	—	631	2,870	3,501	62	2000	06/19		25
La Mirada, CA	—	3,670	3,304	—	—	3,670	3,304	6,974	72	1999	06/19		25
Monaca, PA	—	698	3,365	—	—	698	3,365	4,063	61	2004	06/19		30
Van Nuys, CA	—	2,889	2,618	—	—	2,889	2,618	5,507	57	1978	06/19		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Los Lunas, NM	—	330	2,428	—	—	330	2,428	2,758	23	2019	08/19		40
Bay City, MI	—	819	—	—	—	819	(e)	819	(e)	(e)	10/19	(m)	(e)

Hardee's:
Savannah, TN	—	151	713	—	—	151	713	864	174	1988	02/15		20
Warrenton, NC	—	143	633	—	—	143	633	776	103	1960	02/15		30

Havertys Furniture:
Pensacola, FL	—	633	1,595	66	—	603	1,661	2,264	956	1994	06/96		40
Bowie, MD	—	1,966	4,221	—	—	1,966	4,221	6,187	2,243	1997	12/97		39

Healthy Pet:
Suwanee, GA	—	175	1,038	—	—	175	1,038	1,213	339	1997	12/06		40
Colonial Heights, VA	—	160	746	—	—	160	746	906	242	1996	01/07		40

Hear USA:
Lapeer, MI	—	29	211	—	—	29	201	230	63	2007	10/05		40

Heartland Dental:
Greer, SC	—	399	—	1,435	—	399	1,435	1,834	85	2017	05/17	(m)	40

Herc Rentals:
Anaheim, CA	—	6,156	1,214	—	—	6,156	1,214	7,370	89	2005	10/17		30
Arden, NC	—	359	1,286	—	—	359	1,286	1,645	95	1992	10/17		30
Athens, GA	—	255	2,039	—	—	255	2,039	2,294	180	1977	10/17		25
Augusta, GA	—	360	1,069	—	—	360	1,069	1,429	79	1999	10/17		30
Austin, TX	—	2,215	1,517	—	—	2,215	1,517	3,732	112	2002	10/17		30
Baltimore, MD	—	283	1,484	—	—	283	1,484	1,767	131	1984	10/17		25
Beaumont, TX	—	822	624	—	—	822	624	1,446	46	1989	10/17		30
Boston, MA	—	4,536	2,964	—	—	4,536	2,964	7,500	262	1960	10/17		25
Carson, CA	—	5,646	3,764	—	—	5,646	3,764	9,410	277	2002	10/17		30
Charlotte, NC	—	389	626	—	—	389	626	1,015	55	1964	10/17		25
Cincinnati, OH	—	453	1,842	—	—	453	1,842	2,295	163	1971	10/17		25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Columbus, OH	—	483	1,051	—	—	483	1,051	1,534	93	1968	10/17		25
Deer Park, TX	—	443	1,953	—	—	443	1,953	2,396	144	1984	10/17		30
Fayetteville, NC	—	311	2,038	—	—	311	2,038	2,349	180	1981	10/17		25
Foothill Ranch, CA	—	3,484	1,799	—	—	3,484	1,799	5,283	132	2003	10/17		30
Gilbert, AZ	—	839	1,754	—	—	839	1,754	2,593	129	1997	10/17		30
Greensboro, NC	—	351	843	—	—	351	843	1,194	62	1988	10/17		30
Henderson, CO	—	877	1,414	—	—	877	1,414	2,291	104	2005	10/17		30
Houston, TX	—	417	596	—	—	417	596	1,013	53	1972	10/17		25
Lakeland, FL	—	802	1,264	—	—	802	1,264	2,066	93	1998	10/17		30
Las Vegas, NV	—	1,845	4,999	—	—	1,845	4,999	6,844	442	1975	10/17		25
Little Rock, AR	—	463	1,342	—	—	463	1,342	1,805	119	1974	10/17		25
Macon, GA	—	275	731	—	—	275	731	1,006	54	1999	10/17		30
Miami, FL	—	3,041	1,469	—	—	3,041	1,469	4,510	130	1970	10/17		25
Norcross, GA	—	692	464	—	—	692	464	1,156	41	1969	10/17		25
Oklahoma City, OK	—	416	1,295	—	—	416	1,295	1,711	114	1983	10/17		25
Orlando, FL	—	707	2,318	—	—	707	2,318	3,025	171	1998	10/17		30
Pensacola, FL	—	180	851	—	—	180	851	1,031	63	1985	10/17		30
Phoenix, AZ	—	511	814	—	—	511	814	1,325	72	1976	10/17		25
Raleigh, NC	—	622	2,018	—	—	622	2,018	2,640	178	1965	10/17		25
Richland, MS	—	208	1,268	—	—	208	1,268	1,476	93	1996	10/17		30
Riviera Beach, FL	—	1,130	3,380	—	—	1,130	3,380	4,510	213	2007	10/17		35
Roseville, CA	—	1,233	5,544	—	—	1,233	5,544	6,777	408	2002	10/17		30
San Diego, CA	—	3,407	4,283	—	—	3,407	4,283	7,690	378	1977	10/17		25
Sarasota, FL	—	443	1,377	—	—	443	1,377	1,820	122	1959	10/17		25
Savannah, GA	—	426	758	—	—	426	758	1,184	56	1989	10/17		30
Springdale, AR	—	702	323	—	—	702	323	1,025	24	1996	10/17		30
Springfield, MO	—	199	1,078	—	—	199	1,078	1,277	95	1971	10/17		25
Tampa, FL	—	490	2,026	—	—	490	2,026	2,516	179	1966	10/17		25
Texas City, TX	—	539	700	—	—	539	700	1,239	62	1972	10/17		25
Virginia Beach, VA	—	463	1,398	—	—	463	1,398	1,861	103	1986	10/17		30
West Sacramento, CA	—	575	2,302	—	—	575	2,302	2,877	169	1987	10/17		30
Kansas City, MO	—	1,009	4,121	—	—	1,009	4,121	5,130	172	1962	12/18		25

Hibbett Sports:
Sealy, TX	—	208	230	282	—	208	512	720	130	1982	03/99	(g)	40

Hobby Lobby:
Beavercreek, OH	—	1,837	—	3,790	—	1,926	3,701	5,627	374	2015	08/15	(m)	40

Hollywood Feed:
Ridgeland, MS	—	343	411	413	—	343	824	1,167	201	1997	12/05		40

Home Decor:
Memphis, TN	—	549	540	364	—	549	904	1,453	459	1998	12/97		40

Home Depot:
Sunrise, FL	—	5,149	—	—	—	5,149	(i)	5,149	(i)	(i)	05/03		(i)

HomeGoods:
Fairfax, VA	—	523	756	1,699	—	971	2,455	3,426	1,142	1995	12/95		40

Hometown Urgent Care:
Warren, OH	—	562	468	100	—	562	568	1,130	237	1997	12/01		40

Hooters:
Tampa, FL	—	784	505	450	—	784	955	1,739	298	1993	12/01		40

Hudson Grille:
Alpharetta, GA	—	3,033	1,642	209	—	3,033	1,851	4,884	758	1999	12/01		40

Humana:
Sunrise, FL	—	800	253	—	—	800	253	1,053	99	1984	05/04		40

Hy-Vee:
St. Joseph, MO	—	1,580	2,849	—	—	1,580	2,849	4,429	1,232	1991	09/02		40

Insurance Auto Auctions:
New Orleans, LA	—	1,445	—	4,123	—	1,445	3,987	5,432	836	1993	06/13	(o)	30
E Dundee, IL	—	2,772	—	8,320	—	2,772	8,320	11,092	1,040	2014	01/14	(m)	40
Bergen, NY	—	762	—	5,024	—	762	5,024	5,786	380	2016	08/15	(m)	40
Eminence, KY	—	724	4,928	—	—	724	4,928	5,652	463	2015	09/16		35
Meridian, ID	—	1,076	—	4,048	—	1,076	4,048	5,124	361	2006	10/16	(o)	35
Flint, MI	—	1,049	—	5,676	—	1,049	5,676	6,725	195	2018	10/16	(m)	40

Int'l House of Pancakes:
Midwest City, OK	—	407	—	—	—	407	(i)	407	(i)	(i)	11/00		(i)
Ankeny, IA	—	693	515	—	—	693	515	1,208	250	2002	06/05		30

ISD Renal:
Corpus Christi, TX	—	406	4,036	—	—	406	4,036	4,442	1,082	1978	12/11		30
Kendallville, IN	—	66	2,748	—	—	66	2,748	2,814	631	2007	12/11		35
Memphis, TN	—	283	4,146	—	—	283	4,146	4,429	1,111	2001	12/11		30
Memphis, TN	—	180	3,223	—	—	180	3,223	3,403	864	2002	12/11		30

J & J Insurance:
Hollywood, FL	—	398	90	74	—	243	37	280	7	1960	12/05		15

Jack in the Box:
Plano, TX	—	1,055	1,237	—	—	1,055	1,237	2,292	450	2001	06/05		40
Mansfield, TX	—	808	—	508	—	808	508	1,316	55	2015	06/15	(m)	40

Jack's:
Blounstville, AL	—	435	1,543	—	—	435	1,543	1,978	216	1997	10/15		30
Centre, AL	—	128	2,648	—	—	128	2,648	2,776	318	2006	10/15		35
Collinsville, AL	—	119	1,968	—	—	119	1,968	2,087	331	1994	10/15		25
Demopolis, AL	—	208	1,514	—	—	208	1,514	1,722	182	2007	10/15		35
Geraldine, AL	—	119	2,125	—	—	119	2,125	2,244	298	1998	10/15		30
Guin, AL	—	89	1,652	—	—	89	1,652	1,741	232	1999	10/15		30
Hanceville, AL	—	544	1,779	—	—	544	1,779	2,323	250	2002	10/15		30
Holly Pond, AL	—	119	2,056	—	—	119	2,056	2,175	288	2000	10/15		30
Jasper, AL	—	247	2,549	—	—	247	2,549	2,796	429	1983	10/15		25
Ohatchee, AL	—	119	1,938	—	—	119	1,938	2,057	272	1995	10/15		30
Scottsboro, AL	—	247	1,494	—	—	247	1,494	1,741	180	2006	10/15		35
Fyffe, AL	—	95	1,657	—	—	95	1,657	1,752	205	2001	04/16		30
Lafayette, AL	—	209	1,989	—	—	209	1,989	2,198	295	1987	04/16		25
Pinson, AL	—	228	2,453	—	—	228	2,453	2,681	303	1994	04/16		30
Addison, AL	—	261	1,586	—	—	261	1,586	1,847	43	2018	01/19		35
Moulton, AL	—	261	1,586	—	—	261	1,586	1,847	43	2018	01/19		35
Greensboro, AL	—	193	1,672	—	—	193	1,672	1,865	2	2019	12/19		40
Section, AL	—	213	1,643	—	—	213	1,643	1,856	2	2019	12/19		40

Jared Jewelers:
Richmond, VA	—	955	1,336	—	—	955	1,336	2,291	603	1998	12/01		40
Brandon, FL	—	1,197	1,182	—	—	1,197	1,182	2,379	521	2001	05/02		40
Lithonia, GA	—	1,271	1,216	—	—	1,271	1,216	2,487	536	2001	05/02		40
Houston, TX	—	1,676	1,440	—	—	1,637	1,433	3,070	616	1999	12/02		40
Oviedo, FL	—	1,328	1,500	—	—	1,328	868	2,196	124	1998	06/13		30

JC Nails Salon:
Lapeer, MI	—	37	264	—	—	37	251	288	79	2007	10/05		40

Jiffi Stop:
Barry, IL	—	48	1,194	—	—	48	1,194	1,242	153	1984	10/16		25
Bowen, IL (n)	—	39	744	—	—	39	744	783	80	1999	10/16		30
Carrollton, IL	—	48	1,319	—	—	48	1,319	1,367	169	1986	10/16		25
Griggsville, IL	—	29	801	—	—	29	801	830	103	1983	10/16		25
Jacksonville, IL	—	854	4,251	—	—	854	4,251	5,105	390	2010	10/16		35
Pittsfield, IL	—	19	581	—	—	19	581	600	75	1947	10/16		25
Pleasant Hill, IL	—	87	753	—	—	87	753	840	97	1980	10/16		25
Quincy, IL	—	58	676	—	—	58	676	734	87	1994	10/16		25
Quincy, IL	—	183	1,539	—	—	183	1,539	1,722	165	2002	10/16		30
Quincy, IL	—	596	2,056	—	—	596	2,056	2,652	220	2003	10/16		30
Springfield, IL	—	192	2,593	—	—	192	2,593	2,785	333	1993	10/16		25
Springfield, IL	—	288	2,411	—	—	288	2,411	2,699	309	1992	10/16		25
Springfield, IL	—	518	3,782	—	—	518	3,782	4,300	485	1995	10/16		25
Springfield, IL	—	231	1,625	—	—	231	1,625	1,856	174	1999	10/16		30
Taylor, MO	—	39	945	—	—	39	945	984	121	1982	10/16		25

Jiffy Lube:
Auburn, MA	—	455	856	—	—	455	856	1,311	134	1988	07/14		35
Ayer, MA	—	326	792	—	—	326	792	1,118	144	1989	07/14		30
Barrington, IL	—	371	612	—	—	371	612	983	111	1986	07/14		30
Berwyn, IL	—	359	709	—	—	359	709	1,068	111	1985	07/14		35
Bolingbrook, IL	—	185	562	—	—	185	562	747	102	1986	07/14		30
Burbank, IL	—	156	418	—	—	156	418	574	114	1986	07/14		20
Plattsburgh, NY	—	127	421	—	—	127	421	548	92	1993	07/14		25
Romeoville, IL	—	158	557	—	—	158	557	715	101	1988	07/14		30
Worcester, MA	—	287	827	—	—	287	827	1,114	129	1988	07/14		35

Jin's Asian Cafe:
Sealy, TX	—	67	74	1	—	67	75	142	41	1982	03/99		40

Jo-Ann etc:
Corpus Christi, TX	—	818	896	71	—	818	967	1,785	609	1967	11/93		40
St. Peters, MO	—	1,741	5,406	1,233	—	1,741	6,639	8,380	2,272	2005	06/05	(g)	40

Joe Hudson's Collision Center:
Birmingham, AL	—	469	2,081	—	—	469	2,081	2,550	108	1987	09/18		25
Hampton Cove, AL	—	555	—	1,708	—	555	1,708	2,263	9	2019	03/19	(m)	(k)
Statesboro, GA	—	449	1,260	—	—	449	1,260	1,709	40	2001	03/19		25
Port Richey, FL	—	278	407	—	—	278	407	685	7	1971	07/19		25
Louisville, KY	—	677	1,747	—	—	677	1,747	2,424	3	1979	12/19		25

Just 4 Dogs Pet Salon:
Orlando, FL	—	37	101	6	—	37	107	144	35	2001	02/04		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Kangaroo Express:
Carthage, NC	—	485	354	—	—	485	354	839	118	1989	08/06		40
Sanford, NC	—	666	661	—	—	666	661	1,327	221	2000	08/06		40
Sanford, NC	—	1,638	1,371	—	—	1,638	1,371	3,009	458	2003	08/06		40
Siler City, NC	—	586	645	—	—	586	645	1,231	216	1998	08/06		40
West End, NC	—	426	516	—	—	397	516	913	173	1999	08/06		40
Belleview, FL	—	471	1,451	—	—	471	1,451	1,922	485	2006	08/06		40
Jacksonville Beach, FL	—	683	1,362	—	—	683	1,362	2,045	455	1969	08/06		40
Jacksonville, FL	—	807	1,239	—	—	807	1,239	2,046	414	1975	08/06		40
Destin, FL	—	1,366	1,192	—	—	1,366	1,192	2,558	396	2000	09/06		40
Niceville, FL	—	1,434	1,124	—	—	1,434	1,124	2,558	374	2000	09/06		40
Kill Devil Hills, NC	—	490	741	—	—	490	741	1,231	245	1995	10/06		40
Kill Devil Hills, NC	—	679	552	—	—	679	552	1,231	182	1990	10/06		40
Interlachen, FL	—	519	1,500	—	—	519	1,500	2,019	442	2007	10/06		40
Clarksville, TN	—	521	710	—	—	521	710	1,231	231	1999	12/06		40
Clarksville, TN	—	276	955	—	—	276	955	1,231	311	1999	12/06		40
Gallatin, TN (n)	—	474	757	—	—	474	757	1,231	246	1999	12/06		40
Midland City, AL	—	729	2,538	—	—	729	2,538	3,267	828	2006	12/06		40
Naples, FL	—	3,195	1,403	—	—	2,985	1,403	4,388	458	2001	12/06		40
Columbiana, AL	—	771	989	—	—	771	989	1,760	320	1982	01/07		40
Naples, FL	—	3,162	1,597	—	—	3,162	1,597	4,759	514	1995	02/07		40
Longs, SC	—	745	758	—	—	745	758	1,503	242	2001	03/07		40
Kentwood, LA	—	985	891	—	—	985	891	1,876	285	2001	03/07		40
Dothan, AL	—	774	1,886	—	—	774	1,886	2,660	603	2007	03/07		40
Naples, FL	—	2,412	1,589	—	—	2,412	1,589	4,001	502	2000	05/07		40
Cary, NC	—	1,314	2,125	—	—	1,314	2,125	3,439	657	2007	08/07		40
Havelock, NC	—	170	681	—	—	170	681	851	124	1962	07/14		30

KARM Home Store:
Knoxville, TN	—	467	735	—	—	467	735	1,202	385	1999	01/98	(f)	40

Kay Jeweler's:
Farmington, MO	—	654	—	962	—	654	962	1,616	53	2017	07/17	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Keg Steakhouse:
Lynnwood, WA	—	1,256	649	—	—	1,256	649	1,905	293	1992	12/01	40

Kent Kwik:
Midland, TX	—	126	3,181	—	—	126	3,181	3,307	90	1983	04/19	25
Odessa, TX	—	145	2,815	—	—	145	2,815	2,960	80	1976	04/19	25

KFC:
Fenton, MO	—	307	496	—	—	307	496	803	415	1985	07/92	33
Erie, PA	—	517	496	—	—	517	496	1,013	224	1996	12/01	40
Marysville, WA	—	647	546	—	—	647	546	1,193	246	1996	12/01	40
Evansville, IN	—	370	767	—	—	370	767	1,137	261	2004	05/06	40
Hampton, VA	—	251	1,173	—	—	251	1,173	1,424	279	2001	11/12	30
Mechanicsville, VA	—	482	422	—	—	394	422	816	120	1989	11/12	25
Newport News, VA	—	572	442	—	—	572	442	1,014	126	1986	11/12	25
Newport News, VA	—	582	392	—	—	582	392	974	112	1985	11/12	25
Newport News, VA	—	461	883	—	—	461	883	1,344	210	2001	11/12	30
Richmond, VA	—	452	452	—	—	452	452	904	129	1984	11/12	25
Richmond, VA	—	481	1,253	—	—	481	1,253	1,734	357	1990	11/12	25
Richmond, VA	—	532	472	—	—	532	472	1,004	134	1986	11/12	25
Richmond, VA	—	492	452	—	—	492	452	944	92	2003	11/12	35
Richmond, VA	—	552	532	—	—	552	532	1,084	152	1984	11/12	25
Virginia Beach, VA	—	402	482	—	—	402	482	884	137	1984	11/12	25
Ahoskie, NC	—	393	1,012	—	—	393	1,012	1,405	245	1988	12/13	25
Elizabeth City, NC	—	197	1,209	—	—	197	1,209	1,406	292	1988	12/13	25
Brownsville, TX	—	334	865	—	—	334	865	1,199	206	1990	01/14	25
Brownsville, TX	—	404	374	—	—	404	374	778	64	2003	01/14	35
Copperas Cove, TX	—	256	747	—	—	256	747	1,003	148	2001	01/14	30
Del Rio, TX	—	453	246	—	—	453	246	699	49	1995	01/14	30
Eagle Pass, TX	—	226	1,071	—	—	226	1,071	1,297	255	1992	01/14	25
Edinburg, TX	—	452	1,237	—	—	452	1,237	1,689	246	1996	01/14	30
Harker Heights, TX	—	275	1,218	—	—	275	1,218	1,493	207	2008	01/14	35
Harlingen, TX	—	128	1,708	—	—	128	1,708	1,836	407	1992	01/14	25
Jacksonville, TX	—	69	562	—	—	69	562	631	134	1985	01/14	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Killeen, TX	—	226	1,228	—	—	226	1,228	1,454	244	1993	01/14	30
Laredo, TX	—	265	1,580	—	—	265	1,580	1,845	314	1996	01/14	30
Marshall, TX	—	89	709	—	—	89	709	798	169	1985	01/14	25
McAllen, TX	—	491	1,051	—	—	491	1,051	1,542	250	1987	01/14	25
Mission, TX	—	137	1,404	—	—	137	1,404	1,541	279	1993	01/14	30
Palestine, TX	—	89	484	—	—	89	484	573	115	1996	01/14	25
Pharr, TX	—	167	581	—	—	167	581	748	115	1999	01/14	30
Rio Grande City, TX	—	256	394	—	—	256	394	650	67	2004	01/14	35
S Padre Island, TX	—	856	30	—	—	856	30	886	6	1994	01/14	30
San Benito, TX	—	177	503	—	—	177	503	680	100	1994	01/14	30
Temple, TX	—	246	1,188	—	—	246	1,188	1,434	283	1985	01/14	25
Tyler, TX	—	709	30	—	—	709	30	739	6	1994	01/14	30
Waco, TX	—	276	620	—	—	276	620	896	148	1984	01/14	25
Waco, TX	—	463	246	—	—	463	246	709	49	1993	01/14	30
Weslaco, TX	—	236	1,561	—	—	236	1,561	1,797	310	1995	01/14	30
Belton, MO	—	267	744	—	—	267	744	1,011	97	1987	06/15	35
Cameron, MO	—	229	1,143	—	—	229	1,143	1,372	173	1999	06/15	30
Columbia, MO	—	343	839	—	—	343	839	1,182	127	1987	06/15	30
Excelsior Springs, MO	—	286	1,219	—	—	286	1,219	1,505	221	1988	06/15	25
Ft Pierce, FL	—	363	487	—	—	363	487	850	74	1992	06/15	30
Ft Pierce, FL	—	591	695	—	—	591	695	1,286	105	2004	06/15	30
Lake Wales, FL	—	162	1,561	—	—	162	1,561	1,723	284	1986	06/15	25
Oak Grove, MO	—	209	1,323	—	—	209	1,323	1,532	200	2003	06/15	30
Port St Lucie, FL	—	695	857	—	—	695	857	1,552	130	1998	06/15	30
Port St Lucie, FL	—	723	1,740	—	—	723	1,740	2,463	226	2006	06/15	35
Sebastian, FL	—	409	1,123	—	—	409	1,123	1,532	170	2000	06/15	30
Vero Beach, FL	—	428	1,218	—	—	412	1,218	1,630	184	2004	06/15	30
Lisle, IL	—	499	1,314	—	—	499	1,314	1,813	188	2000	09/15	30
Lockport, IL	—	499	1,085	—	—	499	1,085	1,584	155	2007	09/15	30
Sandwich, IL	—	86	1,143	—	—	86	1,143	1,229	164	1999	09/15	30
Yorkville, IL	—	413	960	—	—	399	960	1,359	165	1972	09/15	25
Chillicothe, OH	—	327	1,818	—	—	327	1,818	2,145	63	2007	12/18	30
Circleville, OH	—	375	1,885	—	—	375	1,885	2,260	56	2008	12/18	35
Findlay, OH	—	337	1,645	—	—	337	1,645	1,982	57	2007	12/18	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Florence, KY	—	519	2,077	—	—	519	2,077	2,596	87	1985	12/18	25
Hillsboro, OH	—	87	2,077	—	—	87	2,077	2,164	72	1991	12/18	30
Marysville, OH	—	164	1,924	—	—	164	1,924	2,088	67	2007	12/18	30
New Boston, OH	—	96	2,183	—	—	96	2,183	2,279	76	1991	12/18	30
Taylor Mill, KY	—	269	1,645	—	—	269	1,645	1,914	43	1993	12/18	40
Wilmington, OH	—	48	1,877	—	—	48	1,877	1,925	78	1986	12/18	25
Jackson, OH	—	463	1,590	—	—	463	1,590	2,053	36	2017	03/19	35
Bedford, IN	—	196	664	—	—	196	664	860	1	1987	12/19	25
Chicopee, MA	—	205	1,407	—	—	205	1,407	1,612	2	1984	12/19	25
Jeffersonville, IN	—	75	1,048	—	—	75	1,048	1,123	1	1989	12/19	30
Louisville, KY	—	271	505	—	—	271	505	776	1	2004	12/19	30
Louisville, KY	—	261	971	—	—	261	971	1,232	2	1974	12/19	25
Louisville, KY	—	308	1,175	—	—	308	1,175	1,483	2	2005	12/19	30
Louisville, KY	—	187	1,073	—	—	187	1,073	1,260	2	1976	12/19	25
Madison, IN	—	140	1,027	—	—	140	1,027	1,167	2	1974	12/19	25
New Albany, IN	—	337	393	—	—	337	393	730	—	2007	12/19	35
New Albany, IN	—	401	672	—	—	401	672	1,073	1	1986	12/19	25
North Vernon, IN	—	112	683	—	—	112	683	795	1	1991	12/19	30
Washington, IN	—	56	1,055	—	—	56	1,055	1,111	2	1986	12/19	25

Kohl's:
Florence, AL	—	818	1,047	—	—	818	698	1,516	267	2006	06/04	40

Kroger:
Elkhart, IN	—	541	1,550	438	—	670	1,860	2,530	628	1979	07/14	15

Kum & Go:
Omaha, NE	—	393	214	—	—	393	214	607	156	1979	06/05	20

Kwik Pik:
Bear Creek, PA	—	191	230	—	—	191	230	421	165	1980	08/05	20
Bradford, PA	—	184	762	—	—	184	762	946	547	1983	08/05	20
Coraopolis, PA	—	476	347	—	—	476	347	823	250	1983	08/05	20
Bear Creek Township, PA	—	689	275	—	—	689	275	964	196	1980	09/05	20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Beech Creek, PA	—	477	613	—	—	477	613	1,090	214	1988	01/06		40
Canisteo, NY	—	142	485	—	—	142	485	627	169	1983	01/06		40
Curwensville, PA	—	226	608	—	—	226	608	834	212	1983	01/06		40
Ellwood City, PA	—	196	526	—	—	196	526	722	184	1987	01/06		40
Hastings, PA	—	199	455	—	—	199	455	654	159	1989	01/06		40
Jersey Shore, PA	—	515	381	—	—	515	381	896	133	1960	01/06		40
Leeper, PA	—	286	644	—	—	286	644	930	225	1987	01/06		40
Lewisberry, PA	—	412	534	—	—	412	534	946	186	1988	01/06		40
Mercersburg, PA	—	672	746	—	—	672	746	1,418	260	1988	01/06		40
New Florence, PA	—	298	812	—	—	298	812	1,110	284	1989	01/06		40
Newstead, NY	—	255	835	—	—	255	835	1,090	292	1990	01/06		40
Philipsburg, PA	—	428	269	—	—	428	269	697	94	1978	01/06		40
Plainfield, PA	—	244	383	—	—	244	383	627	133	1988	01/06		40
Reynoldsville, PA	—	113	328	—	—	113	328	441	114	1983	01/06		40
Port Royal, PA	—	238	635	—	—	238	635	873	427	1989	07/06		20

LA Fitness:
Little Rock, AR	—	3,113	2,660	4,125	—	3,113	6,785	9,898	2,189	1997	09/98		40
Sarasota, FL	—	471	1,344	4,450	—	471	5,794	6,265	1,602	1983	03/99	(g)	40
Centerville, OH	—	2,700	—	8,572	—	2,700	8,572	11,272	2,259	2009	06/08	(m)	40
Warren, MI	—	2,360	—	6,674	—	2,360	6,674	9,034	1,800	2009	07/08	(m)	40
Cincinnati, OH	—	5,145	—	9,011	—	5,145	9,011	14,156	2,375	2009	08/08	(m)	40
Indianapolis, IN	—	1,599	—	5,867	—	1,762	5,870	7,632	1,376	2010	01/10	(m)	40
Laveen, AZ	—	1,665	—	5,749	—	1,665	5,749	7,414	1,323	2010	02/10	(m)	40
Kennesaw, GA	—	3,653	—	3,325	—	3,653	3,325	6,978	745	2011	07/10	(m)	40
Arlington, TX	—	1,166	6,214	—	—	1,166	6,214	7,380	1,591	2007	01/11		35
Hurst, TX	—	1,494	6,187	—	—	1,494	6,187	7,681	1,495	2008	07/11		35
South Plainfield, NJ	—	2,415	6,592	—	—	2,415	6,592	9,007	1,421	2006	06/12		35
McDonough, GA	—	1,503	6,727	—	—	1,503	6,727	8,230	1,402	2008	09/12		35
Greensburg, PA	—	1,791	7,015	—	—	1,791	7,015	8,806	1,235	2012	12/12		40
Indianapolis, IN	—	1,651	6,585	—	—	1,651	6,585	8,236	1,159	2012	12/12		40
Phoenix, AZ	—	1,601	6,540	—	—	1,601	6,540	8,141	1,151	2012	12/12		40
Tampa, FL	—	4,492	10,894	—	—	4,486	10,894	15,380	1,918	2012	12/12		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
West Dundee, IL	—	1,961	6,525	—	—	1,961	6,525	8,486	1,149	2012	12/12		40
Irving, TX	—	3,636	7,326	—	—	3,636	7,326	10,962	1,387	2006	05/13		35
Royal Oak, MI	—	3,238	8,998	—	—	3,238	8,998	12,236	1,617	2010	09/13		35
St. Louis Park, MN	—	3,436	8,665	42	—	3,478	8,665	12,143	1,500	2009	12/13		35
Pompano Beach, FL	—	7,009	—	9,572	—	7,009	9,572	16,581	951	2015	12/14	(m)	40
San Antonio, TX	—	2,084	—	7,157	—	2,081	7,157	9,238	693	2016	02/15	(m)	40
Antioch, CA	—	2,521	—	8,510	—	2,521	8,510	11,031	807	2016	06/15	(m)	40
Plymouth, MI	—	1,646	—	7,820	—	1,646	7,820	9,466	790	2015	06/15	(m)	40
Tacoma, WA	—	846	—	7,331	—	846	7,331	8,177	710	2016	07/15	(m)	40
Round Rock, TX	—	1,556	—	7,205	—	1,556	7,205	8,761	503	2017	04/16	(m)	40
Roswell, GA	—	3,175	—	8,726	—	3,175	8,726	11,901	554	2017	10/16	(m)	40
Cordova, TN	—	2,391	—	7,085	—	2,391	7,085	9,476	391	2017	12/16	(m)	40
Lakeland, FL	—	1,856	—	7,004	—	1,856	7,004	8,860	357	2017	12/16	(m)	40
Livonia, MI	—	2,729	—	8,116	—	2,729	8,116	10,845	313	2018	08/17	(m)	40

LaPetite Academy:
Albuquerque, NM	—	332	1,166	—	—	332	1,166	1,498	212	1989	07/14		30
Ft. Worth, TX	—	140	383	—	—	140	383	523	139	1981	07/14		15
Moore, OK	—	119	412	—	—	119	412	531	150	1982	07/14		15
Oklahoma City, OK	—	100	391	—	—	100	391	491	142	1982	07/14		15

Last Stop West:
Azle, TX	—	648	859	—	—	648	859	1,507	269	1970	06/07		40

Life Time Fitness:
Mt. Laurel, NJ	—	3,617	39,878	—	—	3,617	39,878	43,495	4,130	2015	05/16		35
Framingham, MA	—	8,860	37,806	—	—	8,860	37,806	46,666	3,032	2016	10/16		40
Gaithersburg, MD	—	8,344	45,286	—	—	8,344	45,286	53,630	3,632	2016	10/16		40

Lil' Champ:
Gainesville, FL	—	900	—	1,800	—	900	1,800	2,700	576	2006	07/05	(m)	40
Jacksonville, FL	—	2,225	3,265	—	—	2,225	3,265	5,490	946	2006	08/05		40
Ocala, FL	—	846	—	1,564	—	846	1,564	2,410	490	2006	02/06	(m)	40

Little Germany Restaurant:
Fort Worth, TX	—	392	314	22	—	392	336	728	209	1974	09/06		20

LoanMax:
Bridgeview, IL	—	673	744	—	—	673	744	1,417	336	1997	12/01		40

Logan's Roadhouse:
Alexandria, LA	—	1,218	3,049	—	—	1,218	3,049	4,267	1,000	1998	11/06		40
Beckley, WV	—	1,396	2,405	—	—	1,396	2,405	3,801	789	2006	11/06		40
Cookeville, TN	—	1,262	2,271	—	—	1,262	2,271	3,533	745	1997	11/06		40
Greenwood, IN	—	1,341	2,105	—	—	1,341	2,105	3,446	691	2000	11/06		40
Hurst, TX	—	1,858	1,916	—	—	1,858	1,916	3,774	629	1999	11/06		40
Jackson, TN	—	1,200	2,246	—	—	1,200	2,246	3,446	737	1994	11/06		40
Lake Charles, LA	—	1,285	2,202	—	—	1,285	2,202	3,487	723	1998	11/06		40
McAllen, TX	—	1,608	2,178	—	—	1,608	2,178	3,786	715	2005	11/06		40
Roanoke, VA	—	2,302	1,947	—	—	2,302	1,947	4,249	639	1998	11/06		40
Smyrna, TN	—	1,335	2,047	—	—	1,335	2,047	3,382	672	2002	11/06		40
Southhaven, MS	—	1,298	1,338	—	—	1,298	1,338	2,636	436	2005	12/06		40
Columbus, MS	—	707	—	1,681	—	707	1,681	2,388	352	2011	11/10	(m)	40
Nashville, TN	—	844	—	1,592	—	844	1,592	2,436	323	2011	06/11	(m)	40
Marion, IL	—	1,016	—	1,674	—	1,016	1,674	2,690	305	2012	03/12	(m)	40
Pooler, GA	—	1,159	—	1,720	—	1,159	1,720	2,879	296	2013	03/12	(m)	40
Cullman, AL	—	889	—	1,585	—	889	1,585	2,474	286	2012	04/12	(m)	40
Lebanon, TN	—	789	—	1,725	—	789	1,725	2,514	304	2012	06/12	(m)	40
Chester, VA	—	871	—	1,697	—	871	1,697	2,568	295	2013	07/12	(m)	40
Gonzales, LA	—	975	—	1,696	—	975	1,696	2,671	288	2013	10/12	(m)	40
Madison, AL	—	689	—	1,657	—	689	1,657	2,346	274	2013	11/12	(m)	40
Hopkinsville, KY	—	644	—	1,788	—	644	1,788	2,432	255	2014	09/13	(m)	40
Muscle Shoals, AL	—	907	—	1,506	—	907	1,506	2,413	190	2014	06/14	(m)	40

Lowe's:
Memphis, TN	—	3,215	9,170	120	—	3,311	9,194	12,505	4,046	2001	01/01		40

Magic China Café:
Orlando, FL	—	40	111	—	—	40	111	151	44	2001	02/04		40

Magic Mountain:
Columbus, OH	—	5,380	2,693	25	—	5,380	2,718	8,098	850	1990	06/07		40
Columbus, OH	—	2,076	1,906	124	—	2,076	2,030	4,106	624	1990	06/07		40

Main Event:
Oklahoma City, OK	—	2,004	8,711	—	—	2,004	8,711	10,715	989	2014	06/15		40
San Antonio, TX	—	2,115	10,080	—	—	2,115	10,080	12,195	1,308	2014	06/15		35
Tulsa, OK	—	1,542	7,748	—	—	1,542	7,748	9,290	880	2015	06/15		40
Fort Worth, TX	—	2,538	—	6,623	—	2,538	6,622	9,160	642	2016	12/15	(m)	40
Louisville, KY	—	2,504	—	6,375	—	2,504	6,375	8,879	604	2016	12/15	(m)	40
Independence, MO	—	1,794	7,650	—	—	1,794	7,650	9,444	773	2015	12/15		40
Memphis, TN	—	1,263	6,825	—	—	1,263	6,825	8,088	690	2015	12/15		40
Olathe, KS	—	3,174	—	6,704	—	3,174	6,704	9,878	538	2016	02/16	(m)	40
West Chester, OH	—	2,767	—	6,414	—	2,767	6,414	9,181	581	2016	02/16	(m)	40
Hoffman Estates, IL	—	1,730	—	8,022	—	1,730	8,022	9,752	677	2016	06/16	(m)	40
Suwanee, GA	—	1,787	—	6,736	—	1,787	6,736	8,523	512	2016	06/16	(m)	40
Albuquerque, NM	—	2,531	—	6,889	—	2,531	6,889	9,420	610	2016	06/16	(m)	40
Humble, TX	—	2,669	—	5,916	—	2,669	5,916	8,585	388	2017	10/16	(m)	40
Kansas City, MO	—	3,519	—	5,442	—	3,519	5,442	8,961	357	2017	10/16	(m)	40
Knoxville, TN	—	3,225	—	6,546	—	3,225	6,546	9,771	402	2017	12/16	(m)	40
Gilbert, AZ	—	2,348	—	6,281	—	2,348	6,281	8,629	412	2017	02/17	(m)	40
Highlands Ranch, CO	—	3,297	—	7,695	—	3,297	7,695	10,992	216	2018	07/17	(m)	40
Avon, OH	—	2,760	—	6,981	—	2,760	6,981	9,741	269	2018	07/17	(m)	40

Mattress Firm:
Buford, GA	—	635	1,635	465	—	635	2,100	2,735	735	2003	07/04	(g)	40
Lancaster, OH	—	600	—	793	—	600	671	1,271	140	2012	01/08	(g)	40
Plainfield, IN	—	379	—	1,267	—	379	1,267	1,646	170	2014	01/14	(m)	40
Fayetteville, AR	—	891	2,229	—	—	891	2,229	3,120	437	1998	02/14		30
Pocatello, ID	—	268	—	1,505	—	268	1,505	1,773	190	2014	09/14	(m)	40
South Jordan, UT	—	719	—	1,572	—	716	1,572	2,288	188	2015	11/14	(m)	40
Kentwood, MI	—	593	1,531	—	—	593	1,531	2,124	180	2015	04/15		40
Muncie, IN	—	288	1,537	—	—	288	1,537	1,825	207	2015	04/15		35
Sandusky, OH	—	518	1,409	—	—	518	1,409	1,927	160	2015	06/15		40
Fort Collins, CO	—	757	—	1,301	—	757	1,301	2,058	134	2015	07/15	(m)	40
Wooster, OH	—	332	1,334	—	—	332	1,334	1,666	110	2016	09/16		40

Mavis Tire Supply (Auto Spot):
Jacksonville, FL	—	678	1,539	—	—	678	1,539	2,217	79	2012	03/18		35
Jacksonville, FL	—	641	1,356	—	—	641	1,356	1,997	81	2003	03/18		30

Mavis Tire Supply (DeKalb Tire):
Cumming, GA	—	587	1,422	—	—	587	1,422	2,009	73	2002	06/18		30

Mavis Tire Supply (Kauffman Tire):
Alpharetta, GA	—	679	1,119	—	—	679	1,119	1,798	73	2007	01/18		30
Alpharetta, GA	—	707	872	—	—	707	872	1,579	57	1998	01/18		30
Alpharetta, GA	—	513	1,714	—	—	513	1,714	2,227	112	1998	01/18		30
Athens, GA	—	807	1,009	—	—	807	1,009	1,816	56	2014	01/18		35
Bradenton, FL	—	696	2,409	—	—	696	2,409	3,105	157	2011	01/18		30
Covington, GA	—	587	1,615	—	—	587	1,615	2,202	105	2011	01/18		30
Cumming, GA	—	696	2,445	—	—	696	2,445	3,141	160	1998	01/18		30
Douglasville, GA	—	458	2,226	—	—	458	2,226	2,684	145	2002	01/18		30
Hiram, GA	—	696	2,317	—	—	696	2,317	3,013	130	2012	01/18		35
Kennesaw, GA	—	1,027	1,953	—	—	1,005	1,953	2,958	128	2010	01/18		30
Lawrenceville, GA	—	404	2,073	—	—	404	2,073	2,477	162	1995	01/18		25
Lawrenceville, GA	—	724	1,668	—	—	724	1,668	2,392	109	2002	01/18		30
Lilburn, GA	—	642	1,329	—	—	642	1,329	1,971	87	2010	01/18		30
Loganville, GA	—	623	1,668	—	—	623	1,668	2,291	109	2006	01/18		30
Marietta, GA	—	596	1,018	—	—	596	1,018	1,614	66	2006	01/18		30
McDonough, GA	—	743	1,128	—	—	743	1,128	1,871	74	2007	01/18		30
New Port Richey, FL	—	404	2,339	—	—	404	2,339	2,743	153	2005	01/18		30
Stockbridge, GA	—	587	1,549	—	—	587	1,549	2,136	101	2007	01/18		30
Valdosta, GA	—	395	1,643	—	—	395	1,643	2,038	92	2014	01/18		35
Brunswick, GA	—	725	2,109	—	—	725	2,109	2,834	93	2017	06/18		35
Canton, GA	—	358	2,293	—	—	358	2,293	2,651	118	2012	06/18		30
Cordele, GA	—	486	1,762	—	—	486	1,762	2,248	78	2014	06/18		35
Midland, GA	—	871	1,972	—	—	871	1,972	2,843	87	2016	06/18		35

Mavis Tire Supply (Mavis Discount Tire):
N. Plainfield, NJ	—	746	1,548	—	—	746	1,548	2,294	126	1974	12/17		25
Raritan, NJ	—	703	983	—	—	703	983	1,686	80	1965	12/17		25
Coram, NY	—	220	—	1,183	—	220	1,183	1,403	41	1984	07/18	(o)	30
Clearwater, FL	—	175	849	—	—	175	849	1,024	38	1973	11/18		25
Dunedin, FL	—	332	1,087	—	—	332	1,087	1,419	35	1991	01/19		30
Buford, GA	—	459	1,513	—	—	459	1,513	1,972	41	2002	04/19		25
Rincon, GA	—	379	795	—	—	379	795	1,174	19	1991	04/19		25
Dallas, GA	—	267	1,555	—	—	267	1,555	1,822	31	2011	05/19		30
Concord, NC	—	700	—	—	—	700	(e)	700	(e)	(e)	06/19	(m)	(e)
Batesburg, SC	—	218	871	—	—	218	871	1,089	16	1986	07/19		25
Yulee, FL	—	881	—	—	—	881	(e)	881	(e)	(e)	08/19	(m)	(e)
Walkertown, NC	—	663	—	—	—	663	(e)	663	(e)	(e)	08/19	(m)	(e)
Hickory, NC	—	831	—	—	—	831	(e)	831	(e)	(e)	08/19	(m)	(e)
Oldsmar, FL	—	319	1,645	—	—	319	1,645	1,964	19	1999	09/19		25
Spring Hill, FL	—	773	—	—	—	773	(e)	773	(e)	(e)	11/19	(m)	(e)
West Hempstead, NY	—	461	1,648	—	—	461	1,648	2,109	8	1984	11/19		25

Mavis Tire Supply (Sun Tire):
Jacksonville, FL	—	697	1,403	—	—	697	1,403	2,100	72	2012	03/18		35
Jacksonville, FL	—	367	1,174	—	—	367	1,174	1,541	70	1995	03/18		30
Jacksonville, FL	—	239	982	—	—	239	982	1,221	70	1985	03/18		25
Jacksonville, FL	—	339	1,449	—	—	339	1,449	1,788	104	1983	03/18		25
Jacksonville, FL	—	450	772	—	—	450	772	1,222	55	1987	03/18		25
Jacksonville, FL	—	276	1,139	—	—	276	1,139	1,415	82	1977	03/18		25
Middleburg, FL	—	661	752	—	—	661	752	1,413	45	2003	03/18		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Orange Park, FL	—	294	1,340	—	—	294	1,340	1,634	96	1981	03/18		25
Orange Park, FL	—	395	827	—	—	395	827	1,222	49	1990	03/18		30
Tallahassee, FL	—	294	1,340	—	—	294	1,340	1,634	96	1989	03/18		25
Tallahassee, FL	—	220	1,412	—	—	220	1,412	1,632	84	1997	03/18		30

MedExpress Urgent Care:
Fairmont, WV	—	245	1,859	—	—	245	1,859	2,104	405	2011	05/12		35
Hanover, PA	—	533	1,521	—	—	533	1,521	2,054	331	2011	05/12		35
Hermitage, PA	—	445	2,108	—	—	445	2,108	2,553	459	2011	05/12		35
Latrobe, PA	—	681	1,511	—	—	681	1,511	2,192	329	2011	05/12		35
Mt. Pleasant, PA	—	593	1,482	—	—	593	1,482	2,075	323	2011	05/12		35
Pittsburgh, PA	—	227	1,936	—	—	227	1,936	2,163	492	1970	05/12		30
Martinsburg, WV	—	917	—	650	—	917	650	1,567	102	2013	12/12	(m)	40
Wheeling, WV	—	485	1,232	—	—	485	1,232	1,717	279	1989	03/13		30
Huntington, WV	—	990	—	735	—	1,017	735	1,752	114	2013	08/13	(m)	40
Anderson, IN	—	777	—	661	—	777	661	1,438	100	2013	08/13	(m)	40
Terre Haute, IN	—	144	1,616	—	—	144	1,616	1,760	343	1991	08/13		30
Benton, AR	—	376	1,125	—	—	376	1,125	1,501	125	2015	07/15		40
Connellsville, PA	—	162	1,172	—	—	162	1,172	1,334	131	2015	07/15		40
Rogers, AR	—	435	1,168	—	—	435	1,168	1,603	130	2015	07/15		40
Russellville, AR	—	247	1,098	—	—	247	1,098	1,345	140	2015	07/15		35
Hot Springs, AR	—	440	1,155	—	—	440	1,155	1,595	126	2015	08/15		40
Salina, KS	—	321	1,315	—	—	321	1,315	1,636	161	1999	09/15		35
Lehigh Acres, FL	—	459	—	2,151	—	459	2,151	2,610	333	2016	10/15	(m)	25
North Little Rock, AR	—	489	1,137	—	—	489	1,137	1,626	112	2015	01/16		40
Little Rock, AR	—	858	1,806	—	—	858	1,806	2,664	179	2016	01/16		40
Swansea, IL	—	236	1,292	—	—	236	1,292	1,528	153	1997	06/16		30
Derby, KS	—	442	—	—	—	442	(i)	442	(i)	(i)	07/16		(i)
Alton, IL	—	376	1,397	—	—	376	1,397	1,773	121	2016	07/16		40
Pine Bluff, AR	—	478	—	—	—	478	(i)	478	(i)	(i)	07/16		(i)
Collinsville, IL	—	304	—	—	—	304	(i)	304	(i)	(i)	08/16		(i)
Wichita, KS	—	482	—	—	—	482	(i)	482	(i)	(i)	08/16		(i)
Wichita, KS	—	213	—	—	—	213	(i)	213	(i)	(i)	08/16		(i)
Quakertown, PA	—	658	—	—	—	658	(i)	658	(i)	(i)	08/16		(i)

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Fort Myers, FL	—	1,522	—	—	—	1,522	(i)	1,522	(i)	(i)	09/16		(i)
Grand Rapids, MI	—	435	—	—	—	435	(i)	435	(i)	(i)	10/16		(i)
Naples, FL	—	689	—	—	—	689	(i)	689	(i)	(i)	10/16		(i)
Duluth, MN	—	535	—	—	—	535	(i)	535	(i)	(i)	12/16		(i)
Hadley, MA	—	866	—	—	—	866	(i)	866	(i)	(i)	05/17		(i)
Richmond, VA	—	734	—	—	—	734	(i)	734	(i)	(i)	05/17		(i)
Bemidji, MN	—	475	—	—	—	475	(i)	475	(i)	(i)	06/17		(i)
Hagerstown, MD	—	850	—	—	—	850	(i)	850	(i)	(i)	07/17		(i)
Rochester, MN	—	751	—	—	—	751	(i)	751	(i)	(i)	08/17		(i)
Jenison, MI	—	271	—	—	—	271	(i)	271	(i)	(i)	08/17		(i)

Michaels:
Fairfax, VA	—	534	773	1,483	—	992	2,256	3,248	1,059	1995	12/95		40
Altamonte Springs, FL	—	1,947	3,267	1,198	—	1,947	3,370	5,317	1,067	1997	09/97		26
Plymouth Meeting, PA	—	2,911	2,595	165	—	2,911	2,760	5,671	1,314	1999	10/98	(g)	40
Florissant, MO	—	523	617	1,784	—	524	2,399	2,923	677	1996	04/03	(g)	40

Miller's Ale House:
Franklin, TN	—	2,519	1,705	—	—	2,519	1,705	4,224	556	1995	12/06		40
Pensacola, FL	—	1,363	1,842	—	—	1,363	1,842	3,205	458	2008	04/11		35
Oviedo, FL	—	113	—	3,785	—	113	3,785	3,898	682	2012	10/11	(m)	40
Norridge, IL	—	2,482	—	—	—	2,482	(i)	2,482	(i)	(i)	05/18		(i)

Mimi's:
Tampa, FL (n)	—	688	2,357	—	—	688	2,357	3,045	462	2003	02/14		30

Mister Car Wash:
Anoka, MN	—	212	214	—	—	212	214	426	182	1968	03/07		15
Brooklyn Park, MN	—	438	778	—	—	438	778	1,216	396	1985	04/07		25
Cedar Rapids, IA	—	391	816	—	—	391	816	1,207	415	1989	04/07		25
Clive, IA	—	1,141	935	—	—	1,141	935	2,076	594	1983	04/07		20
Cottage Grove, MN	—	274	485	—	—	274	485	759	246	1992	04/07		25
Des Moines, IA	—	213	476	—	—	182	476	658	302	1964	04/07		20
Des Moines, IA	—	249	596	—	—	249	596	845	252	1990	04/07		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Eden Prairie, MN	—	865	751	—	—	865	751	1,616	477	1984	04/07	20
Edina, MN	—	894	687	—	—	894	687	1,581	436	1985	04/07	20
Houston, TX	—	1,960	1,145	—	—	1,960	1,145	3,105	582	1983	04/07	25
Houston, TX	—	3,193	1,305	—	—	3,193	1,305	4,498	474	1995	04/07	35
Houston, TX	—	796	678	—	—	796	678	1,474	345	1986	04/07	25
Houston, TX	—	624	1,108	—	—	624	1,108	1,732	469	1988	04/07	30
Houston, TX	—	5,126	1,267	—	—	5,126	1,267	6,393	460	1995	04/07	35
Houston, TX	—	1,846	1,592	—	—	1,846	1,592	3,438	809	1983	04/07	25
Houston, TX	—	1,347	1,702	—	—	1,347	1,702	3,049	721	1984	04/07	30
Houston, TX	—	288	466	—	—	288	466	754	395	1970	04/07	15
Humble, TX	—	1,204	1,517	—	—	1,204	1,517	2,721	551	1993	04/07	35
Plymouth, MN	—	827	182	—	—	767	182	949	182	1955	04/07	10
Roseville, MN	—	861	564	—	—	861	564	1,425	358	1963	04/07	20
Spokane, WA	—	1,253	1,146	—	—	1,253	1,146	2,399	416	1997	04/07	35
Spokane, WA	—	214	580	—	—	214	580	794	246	1990	04/07	30
St. Cloud, MN	—	243	391	—	—	242	391	633	249	1986	04/07	20
Sugarland, TX	—	3,789	1,972	—	—	3,789	1,972	5,761	716	1995	04/07	35
West St Paul, MN	—	836	236	—	—	794	236	1,030	150	1972	04/07	20
Rochester, MN	—	1,055	2,327	—	—	1,055	2,327	3,382	710	2003	10/07	40
Birmingham, AL	—	2,378	2,145	—	—	2,378	2,145	4,523	867	1985	11/07	30
Clearwater, FL	—	825	765	—	—	825	765	1,590	371	1969	11/07	25
Mesquite, TX	—	1,596	2,201	—	—	1,596	2,201	3,797	1,068	1987	11/07	25
Seminole, FL	—	2,166	1,496	—	—	2,166	1,496	3,662	605	1985	11/07	30
Tampa, FL	—	2,993	1,669	—	—	2,993	1,669	4,662	809	1969	11/07	25
Vestavia Hills, AL	—	1,009	956	—	—	1,009	956	1,965	464	1967	11/07	25
El Paso, TX	—	1,807	2,287	—	—	1,807	2,287	4,094	689	1983	12/07	40
El Paso, TX	—	1,424	1,306	—	—	1,424	1,306	2,730	524	1986	12/07	30
El Paso, TX	—	664	824	—	—	664	824	1,488	248	1991	12/07	40
El Paso, TX	—	1,399	1,468	—	—	1,399	1,468	2,867	442	1991	12/07	40
El Paso, TX	—	988	1,046	—	—	988	1,046	2,034	315	1998	12/07	40
Tampa, FL	—	541	829	—	—	541	829	1,370	322	1978	04/10	25
Springfield, MO	—	642	1,767	—	—	642	1,767	2,409	498	1979	07/11	30
Springfield, MO	—	1,188	2,817	—	—	1,188	2,817	4,005	681	2000	07/11	35
Springfield, MO	—	1,064	2,109	—	—	1,064	2,109	3,173	595	1990	07/11	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Missouri City, TX	—	549	1,553	—	—	549	1,553	2,102	361	2004	11/11	35
Bountiful, UT	—	484	292	—	—	484	292	776	78	1995	01/12	30
Salt Lake City, UT	—	522	1,806	—	—	522	1,806	2,328	479	1993	01/12	30
Tucson, AZ	—	742	2,226	—	—	742	2,226	2,968	590	2000	01/12	30
Tucson, AZ	—	946	2,566	—	—	946	2,566	3,512	681	2003	01/12	30
Tucson, AZ	—	493	345	—	—	493	345	838	78	2007	01/12	35
Cedar Park, TX	—	794	1,316	—	—	794	1,316	2,110	290	2009	04/12	35
Spokane Valley, WA	—	454	857	—	—	454	857	1,311	189	2005	04/12	35
Salt Lake City, UT	—	781	2,303	—	—	781	2,303	3,084	491	2009	07/12	35
College Park, GA	—	322	1,056	—	—	322	1,056	1,378	220	2008	09/12	35
Griffin, GA	—	401	2,897	—	—	401	2,897	3,298	603	2007	09/12	35
Hampton, GA	—	421	1,996	—	—	421	1,996	2,417	416	2006	09/12	35
Lilburn, GA	—	381	2,426	—	—	381	2,426	2,807	505	2007	09/12	35
Oxford, AL	—	301	3,607	—	—	301	3,607	3,908	751	2008	09/12	35
Clermont, FL	—	783	2,328	—	—	783	2,328	3,111	479	2006	10/12	35
Springfield, MO	—	474	736	—	—	474	736	1,210	178	2006	10/12	30
Abilene, TX	—	641	3,093	—	—	641	3,093	3,734	630	2006	11/12	35
Abilene, TX	—	101	426	—	—	101	426	527	87	2009	11/12	35
Lubbock, TX	—	350	2,984	—	—	350	2,984	3,334	607	2007	11/12	35
Lubbock, TX	—	411	2,534	—	—	411	2,534	2,945	602	2003	11/12	30
Lubbock, TX	—	400	3,403	—	—	400	3,403	3,803	693	2004	11/12	35
Ephrata, PA	—	241	2,797	—	—	241	2,797	3,038	788	1987	12/12	25
Lancaster, PA	—	920	7,894	—	—	920	7,894	8,814	1,853	1999	12/12	30
Sinking Spring, PA	—	1,251	4,735	—	—	1,251	4,735	5,986	1,111	2005	12/12	30
York, PA	—	591	4,605	—	—	591	4,605	5,196	1,081	1995	12/12	30
Atlanta, GA	—	1,633	5,378	—	—	1,633	5,378	7,011	1,262	1998	12/12	30
Atlanta, GA	—	1,773	4,528	—	—	1,773	4,528	6,301	911	2003	12/12	35
Urbandale, IA	—	485	374	—	—	485	374	859	84	1990	04/13	30
Houston, TX	—	551	2,967	—	—	551	2,967	3,518	776	1980	06/13	25
Houston, TX	—	542	1,876	—	—	542	1,876	2,418	351	2012	06/13	35
Houston, TX	—	752	1,736	—	—	752	1,736	2,488	324	2005	06/13	35
Houston, TX	—	1,573	2,315	—	—	1,573	2,315	3,888	433	2006	06/13	35
Houston, TX	—	713	964	—	—	713	964	1,677	180	2005	06/13	35
Humble, TX	—	611	3,327	—	—	611	3,327	3,938	622	2006	06/13	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Katy, TX	—	421	2,157	—	—	421	2,157	2,578	470	2002	06/13	30
Spring, TX	—	652	2,627	—	—	652	2,627	3,279	491	2006	06/13	35
Tucson, AZ	—	654	1,357	—	—	654	1,357	2,011	285	1986	09/13	30
Rochester, MN	—	396	264	—	—	396	264	660	52	1987	02/14	30
Tucson, AZ	—	988	272	—	—	988	272	1,260	53	1987	02/14	30
Brooklyn Park, MN	—	287	394	—	—	265	394	659	48	2011	09/15	35
Lake Mary, FL	—	692	3,518	—	—	692	3,518	4,210	493	1997	10/15	30
Melbourne, FL	—	1,262	4,348	—	—	1,262	4,348	5,610	523	2009	10/15	35
Sanford, FL	—	1,322	3,887	—	—	1,322	3,887	5,209	467	2008	10/15	35
Tampa, FL	—	630	2,879	—	—	630	2,879	3,509	324	1991	08/16	30
Clermont, FL	—	1,550	2,460	—	—	1,550	2,460	4,010	231	2013	09/16	35
Lakeland, FL	—	446	3,064	—	—	446	3,064	3,510	383	1979	11/16	25
Comstock Park, MI	—	1,151	3,860	—	—	1,151	3,860	5,011	444	1978	02/17	25
Grand Rapids, MI	—	494	3,513	189	—	683	3,513	4,196	289	2013	02/17	35
Grand Rapids, MI	—	426	2,180	—	—	426	2,180	2,606	251	1963	02/17	25
Grand Rapids, MI	—	416	3,590	—	—	416	3,590	4,006	344	2006	02/17	30
Grand Rapids, MI	—	455	1,958	—	—	455	1,958	2,413	225	1963	02/17	25
Wyoming, MI	—	928	5,077	—	—	928	5,077	6,005	584	1965	02/17	25
Columbia Heights, MN	—	96	252	—	—	96	252	348	24	1961	02/18	20
Madison, TN	—	669	51	—	—	669	51	720	3	1988	06/18	25
Colorado Springs, CO	—	295	2,118	—	—	295	2,118	2,413	73	2013	10/18	35
Atwater, CA	—	809	4,198	—	—	809	4,198	5,007	125	2008	12/18	35
Ceres, CA	—	347	4,160	—	—	347	4,160	4,507	173	1994	12/18	25
Los Banos, CA	—	712	4,294	—	—	712	4,294	5,006	112	2018	12/18	40
Manteca, CA	—	501	4,506	—	—	501	4,506	5,007	134	2016	12/18	35
Merced, CA	—	347	4,660	—	—	347	4,660	5,007	162	1998	12/18	30
Modesto, CA	—	741	3,765	—	—	741	3,765	4,506	131	2002	12/18	30
Modesto, CA	—	674	3,332	—	—	674	3,332	4,006	116	1991	12/18	30
Patterson, CA	—	741	4,265	—	—	741	4,265	5,006	127	2017	12/18	35
Tracy, CA	—	761	4,246	—	—	761	4,246	5,007	126	2013	12/18	35
Deltona, FL	—	481	3,027	—	—	481	3,027	3,508	71	2010	04/19	30
Titusville, FL	—	575	3,931	—	—	575	3,931	4,506	80	2002	04/19	35
Merced, CA	—	1,070	2,939	—	—	1,070	2,939	4,009	45	2018	06/19	35
Delano, CA	—	564	3,687	—	—	564	3,687	4,251	22	2016	10/19	35

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Dinuba, CA	—		593	3,414	—	—	593	3,414	4,007	20	2010	10/19		35
Hanford, CA	—		329	3,678	—	—	329	3,678	4,007	22	2011	10/19		35
Hanford, CA	—		404	3,847	—	—	404	3,847	4,251	23	2015	10/19		35
Porterville, CA	—		517	3,490	—	—	517	3,490	4,007	21	2016	10/19		35
Porterville, CA	—		433	3,574	—	—	433	3,574	4,007	21	2011	10/19		35
Tulare, CA	—		640	3,367	—	—	640	3,367	4,007	20	2015	10/19		35

Motor Trend:
Orlando, FL	—		820	2,441	125	—	820	2,566	3,386	1,609	1992	05/93		40

Movie Tavern Theatre:
Covington, LA	—		1,081	6,779	—	—	1,081	6,779	7,860	1,196	1993	09/14		30
Baton Rouge, LA	—		1,497	—	10,888	—	1,497	10,888	12,385	1,225	1993	11/14	(o)	40
Allentown, PA	—		3,610	—	10,921	—	3,610	10,921	14,531	375	2018	06/17	(m)	40

Muchas Gracias Mexican Restaurant:
Salem, OR	—		556	736	—	—	556	736	1,292	332	1996	12/01		40

Murphy Oil:
Arlington, TX	—		2,079	—	1,397	—	2,079	(i)	2,079	(i)	(i)	11/97		(i)
Fort Worth, TX	—		1,652	2,018	—	—	1,652	(i)	1,652	(i)	(i)	02/05		(i)

Natural Grocers:
Coeur D'Alene, ID	—		2,172	—	2,778	—	2,172	2,778	4,950	402	2014	08/13	(m)	40
Flagstaff, AZ	2,551	(j)	831	4,079	—	—	831	4,079	4,910	597	2012	11/14		35
Helena, MT	2,237	(j)	1,079	3,062	—	—	1,079	3,062	4,141	448	2012	11/14		35
Missoula, MT	1,992	(j)	929	3,222	—	—	929	3,222	4,151	472	2012	11/14		35
Sedona, AZ	2,344	(j)	1,064	3,211	—	—	1,064	3,211	4,275	470	2012	11/14		35
Steamboat Springs, CO	2,713	(j)	1,512	3,447	—	—	1,512	3,447	4,959	505	2012	11/14		35
Independence, MO	—		912	5,002	—	—	912	5,002	5,914	841	2002	12/14		30
Oklahoma City, OK	—		1,190	3,275	—	—	1,190	2,456	3,646	20	2015	01/16		35
Vancouver, WA	—		1,639	—	4,338	—	1,639	4,338	5,977	330	2016	06/16	(m)	40
South Jordan, UT	—		1,460	—	4,039	—	1,460	4,039	5,499	299	2016	08/16	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Nebraskaland Tire:
Park City, KS	—	214	687	—	—	214	687	901	499	1989	06/05		20

New Vision Theatre:
Montgomery, AL	—	1,686	11,156	—	—	1,686	11,156	12,842	1,476	2014	09/14		40

Nitlantika:
Hollywood, FL	—	383	88	73	—	234	36	270	7	1960	12/05		15

Northern Tool:
Beaumont, TX	—	483	831	1,207	—	483	2,038	2,521	597	1992	03/99		40
Asheville, NC	—	519	2,998	—	—	519	2,998	3,517	653	2007	05/12		35
Spartanburg, SC	—	654	3,174	—	—	654	3,174	3,828	560	2007	09/14		30

NTB Tire and Service Centers:
Hampton, VA	—	180	427	—	—	180	427	607	158	1986	03/05		40
Newport News, VA	—	234	259	—	—	234	259	493	96	1986	03/05		40
Norfolk, VA	—	398	508	—	—	398	508	906	188	1986	03/05		40
Rockville, MD	—	1,030	306	—	—	1,016	306	1,322	113	1974	03/05		40
Washington, DC (n)	—	624	578	—	—	624	578	1,202	214	1983	03/05		40

Office Depot:
Gastonia, NC	—	1,554	2,367	1,019	—	1,554	3,386	4,940	1,125	2004	12/04		40

OfficeMax:
Cincinnati, OH	—	543	1,575	—	—	543	1,575	2,118	1,003	1994	07/94		40
Evanston, IL	—	1,868	1,758	—	—	1,868	1,758	3,626	1,079	1995	06/95		40
Salinas, CA	—	1,353	1,829	—	—	1,353	1,829	3,182	1,046	1995	02/97		40
Lynchburg, VA	—	562	—	1,851	—	562	1,851	2,413	985	1998	02/98	(m)	40
Griffin, GA	—	685	—	1,802	—	685	1,802	2,487	933	1999	11/98	(g)	40
Weatherford, TX	—	548	2,436	—	—	548	2,436	2,984	430	1999	09/14		30

Old Chicago:
Garland, TX	—	895	—	1,085	—	888	1,085	1,973	124	2016	01/16	(m)	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Ollie's Bargain Outlet:
Sarasota, FL	—	1,428	1,703	1,104	—	1,428	2,807	4,235	772	1988	09/97		40
Baltimore, MD	—	2,595	4,156	—	—	2,595	4,156	6,751	104	1982	05/19		25
Cuyahoga Falls, OH	—	1,191	2,169	—	—	1,191	2,169	3,360	54	1986	05/19		25
Dublin, OH	—	1,208	2,741	—	—	1,208	2,741	3,949	69	1988	05/19		25
Hoover, AL	—	1,853	316	—	—	1,853	316	2,169	8	1989	05/19		25
Lafayette, LA	—	1,751	987	—	—	1,751	987	2,738	25	1990	05/19		25
Lewisville, TX	—	2,286	1,504	—	—	2,286	1,504	3,790	31	1990	05/19		30
Media, PA	—	2,525	2,230	—	—	2,525	2,230	4,755	56	1984	05/19		25
Memphis, TN	—	1,937	3,641	—	—	1,937	3,641	5,578	76	1996	05/19		30
Merrillville, IN	—	1,354	560	—	—	1,354	560	1,914	12	2001	05/19		30
Pennsdale, PA	—	874	1,008	—	—	874	1,008	1,882	25	1994	05/19		25
Sterling, VA	—	3,074	794	—	—	3,074	794	3,868	17	2001	05/19		30
Winchester, VA	—	1,961	705	—	—	1,961	705	2,666	15	1994	05/19		30
Roanoke, VA	—	1,739	—	—	—	1,739	(i)	1,739	(i)	(i)	12/19		(i)

Orchard Supply Hardware:
Pismo Beach, CA	—	2,436	1,997	2,339	—	2,436	4,336	6,772	1,329	1989	12/11	(o)	25
San Jose, CA	—	4,092	4,279	3,307	—	4,092	7,586	11,678	2,347	1982	12/11	(o)	25
San Jose, CA (n)	—	6,406	2,457	3,374	—	6,406	5,831	12,237	1,780	1982	12/11	(o)	25
Chico, CA (n)	—	1,782	4,563	746	—	1,782	5,308	7,090	1,297	2002	07/12	(o)	30
Clovis, CA	—	1,226	1,426	151	—	1,226	1,577	2,803	467	1982	07/12	(o)	25
Pinole, CA (n)	—	2,784	5,195	—	—	2,784	5,195	7,979	1,550	1987	07/12	(o)	25
San Jose, CA	—	3,370	2,517	—	—	3,370	2,517	5,887	751	1965	07/12		25

Oregano's Pizza Bistro:
Fort Collins, CO	—	390	895	367	—	390	1,262	1,652	284	1995	02/11		30

Outback:
Cheyenne, WY	—	672	2,502	—	—	672	2,502	3,174	650	2001	03/12		30
Conroe, TX	—	524	583	—	—	524	583	1,107	182	1992	03/12		25
Copley Township, OH	—	753	2,407	—	—	753	2,407	3,160	750	1993	03/12		25
Coraopolis, PA	—	487	2,326	—	—	487	2,326	2,813	604	1998	03/12		30
Denver, CO	—	850	1,305	—	—	850	1,305	2,155	291	2003	03/12		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Knoxville, TN	—	753	1,852	—	—	753	1,852	2,605	412	2004	03/12		35
Largo, MD	—	1,738	2,227	—	—	1,738	2,227	3,965	578	2001	03/12		30
Lufkin, TX	—	514	1,147	—	—	514	1,147	1,661	298	1999	03/12		30
Mechanicsville, VA	—	674	2,328	—	—	674	2,328	3,002	605	2002	03/12		30
Mt. Pleasant, SC	—	713	1,466	—	—	713	1,466	2,179	381	1999	03/12		30
Phoenix, AZ	—	821	2,284	—	—	821	2,284	3,105	593	2002	03/12		30
Shreveport, LA	—	633	3,105	—	—	633	3,105	3,738	968	1994	03/12		25
Smithfield, NC	—	772	2,345	—	—	772	2,345	3,117	522	2004	03/12		35
Stockbridge, GA	—	910	1,988	—	—	910	1,988	2,898	516	2001	03/12		30
Troy, OH	—	456	1,575	—	—	456	1,575	2,031	351	2004	03/12		35
Venice, FL	—	833	2,529	—	—	833	2,529	3,362	657	2001	03/12		30
Warrenton, VA	—	1,833	2,021	—	—	1,833	2,021	3,854	525	2001	03/12		30
Wheaton, IL	—	901	654	—	—	901	654	1,555	204	1994	03/12		25
Fultondale, AL	—	765	2,097	—	—	765	2,097	2,862	358	1998	11/14		30

Palais Royale:
Sealy, TX	—	457	504	1,778	—	462	2,282	2,744	805	1982	03/99		40

Panda Express:
Florissant, MO	—	50	59	170	—	50	228	278	67	2012	04/03	(g)	40

Patient First:
Richmond, VA	—	270	1,545	—	—	270	1,545	1,815	444	1988	05/11		30
York, PA	—	772	2,995	—	—	772	2,995	3,767	633	2011	07/11		40
Mechanicsburg, PA	—	933	3,401	—	—	933	3,401	4,334	670	2011	02/12		40
Chesapeake, VA	—	598	2,161	—	—	598	2,161	2,759	201	1998	03/17		30
Virginia Beach, VA	—	550	2,160	—	—	550	2,160	2,710	201	1998	03/17		30

Patriot Fuels:
Vinita, OK	—	72	368	—	—	72	368	440	191	1972	07/09		20

Pawn America:
Fridley, MN	—	1,013	4,465	—	—	1,013	4,465	5,478	1,048	1978	12/12		30
Mankato, MN	—	449	—	1,705	—	449	1,705	2,154	261	2013	03/13	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
PDQ:
Altamonte Springs, FL	—	553	997	486	—	1,039	(i)	1,039	(i)	(i)	01/96		(i)

Pep Boys:
Chicago, IL	—	1,077	3,756	—	—	1,077	3,756	4,833	1,301	1993	11/07		35
Cicero, IL	—	1,341	3,760	—	—	1,341	3,760	5,101	1,303	1993	11/07		35
Cornwell Heights, PA	—	2,058	3,102	—	—	2,058	3,102	5,160	1,504	1972	11/07		25
East Brunswick, NJ	—	2,449	5,026	—	—	2,449	5,026	7,475	2,031	1987	11/07		30
Guayama, PR	—	1,729	2,732	—	—	1,729	2,131	3,860	653	1998	11/07		33
Jacksonville, FL	—	810	2,331	—	—	810	2,331	3,141	808	1989	11/07		35
Joliet, IL	—	1,506	3,727	—	—	1,506	3,727	5,233	1,291	1993	11/07		35
Lansing, IL	—	869	3,440	—	—	869	3,440	4,309	1,192	1993	11/07		35
Marietta, GA	—	1,311	3,556	—	—	1,311	3,556	4,867	1,437	1987	11/07		30
Marlton, NJ	—	1,608	4,142	—	—	1,608	4,142	5,750	1,674	1983	11/07		30
Philadelphia, PA	—	1,300	3,830	—	—	1,300	3,830	5,130	1,327	1995	11/07		35
Quakertown, PA	—	1,129	3,252	—	—	1,129	3,252	4,381	1,126	1995	11/07		35
Reading, PA	—	1,189	3,367	—	—	1,189	2,819	4,008	1,018	1989	11/07		28
Roswell, GA	—	931	2,732	—	—	931	2,732	3,663	1,104	2007	11/07		30
Turnersville, NJ	—	990	3,494	—	—	990	3,494	4,484	1,412	1986	11/07		30
Houston, TX	—	734	3,028	—	—	734	3,028	3,762	980	1994	04/10		30

Perkins Restaurant:
Des Moines, IA	—	270	218	—	—	270	218	488	218	1977	06/05		10
Des Moines, IA	—	256	136	—	—	256	136	392	136	1976	06/05		10
Des Moines, IA	—	226	203	—	—	226	203	429	203	1976	06/05		10
Newton, IA	—	354	402	—	—	354	402	756	402	1979	06/05		10
Urbandale, IA	—	377	581	—	—	377	581	958	423	1979	06/05		20

Pet Paradise:
Houston, TX	—	417	2,306	—	—	417	2,306	2,723	680	2008	03/08		40
Bunnell, FL	—	316	881	—	—	316	881	1,197	258	1997	04/08		40
Charlotte, NC	—	825	—	3,231	—	825	3,231	4,056	845	2009	11/08	(m)	40
Davie, FL	—	1,138	1,069	—	—	1,138	1,069	2,207	337	2003	12/08		35
Wesley Chapel, FL	—	1,529	—	2,175	—	1,529	2,175	3,704	120	2017	02/17	(m)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Petco:
Grand Forks, ND	—	307	910	—	—	307	910	1,217	501	1996	12/97		40
Florissant, MO	—	299	352	1,019	—	300	1,371	1,671	378	2012	04/03	(g)	40

Petro Express:
Belmont, NC	—	1,508	1,622	—	—	1,508	1,622	3,130	589	2001	04/07		35
Charlotte, NC	—	1,458	2,047	—	—	1,458	2,047	3,505	867	1987	04/07		30
Charlotte, NC	—	1,810	2,570	—	—	1,810	2,570	4,380	816	2004	04/07		40
Charlotte, NC	—	2,784	3,720	—	—	2,784	3,720	6,504	1,351	1998	04/07		35
Charlotte, NC	—	1,697	2,419	—	—	1,682	2,419	4,101	768	2005	04/07		40
Charlotte, NC	—	1,030	1,725	—	—	1,030	1,725	2,755	731	1983	04/07		30
Charlotte, NC	—	507	698	—	—	507	698	1,205	443	1967	04/07		20
Charlotte, NC	—	1,532	1,973	—	—	1,532	1,973	3,505	716	1998	04/07		35
Charlotte, NC	—	1,291	1,839	—	—	1,291	1,839	3,130	779	1988	04/07		30
Charlotte, NC	—	1,340	1,790	—	—	1,340	1,790	3,130	650	1998	04/07		35
Charlotte, NC	—	2,165	1,965	—	—	2,165	1,965	4,130	713	1997	04/07		35
Charlotte, NC	—	2,316	2,064	—	—	2,316	2,064	4,380	749	1996	04/07		35
Charlotte, NC	—	429	425	—	—	429	425	854	180	1983	04/07		30
Charlotte, NC	—	629	876	—	—	623	876	1,499	371	1986	04/07		30
Charlotte, NC	—	1,778	1,977	—	—	1,778	1,977	3,755	838	1992	04/07		30
Concord, NC	—	2,144	1,986	—	—	2,144	1,986	4,130	721	2000	04/07		35
Concord, NC	—	1,828	1,677	—	—	1,707	1,677	3,384	609	2002	04/07		35
Denver, NC	—	2,317	1,750	—	—	2,317	1,750	4,067	635	1999	04/07		35
Fort Mill, SC	—	3,825	2,554	—	—	3,825	2,554	6,379	928	1998	04/07		35
Gastonia, NC	—	965	1,228	—	—	965	1,228	2,193	446	2001	04/07		35
Gastonia, NC	—	745	760	—	—	745	760	1,505	242	2003	04/07		40
Gastonia, NC	—	1,070	1,185	—	—	1,070	1,185	2,255	430	1990	04/07		35
Gastonia, NC	—	335	545	—	—	317	545	862	173	2000	04/07		40
Hickory, NC	—	1,975	1,530	—	—	1,975	1,530	3,505	555	2002	04/07		35
Kings Mountain, NC	—	1,210	982	—	—	1,210	982	2,192	357	1988	04/07		35
Lake Wylie, SC	—	1,381	2,061	—	—	1,381	2,061	3,442	749	1998	04/07		35
Lake Wylie, SC	—	1,972	1,283	—	—	1,972	1,283	3,255	466	2003	04/07		35
Lincolnton, NC (n)	—	723	532	—	—	723	532	1,255	225	1989	04/07		30
Mineral Springs, NC	—	678	577	—	—	678	577	1,255	183	2002	04/07		40
Monroe, NC	—	857	1,023	—	—	857	1,023	1,880	325	2004	04/07		40
Monroe, NC	—	421	834	—	—	421	834	1,255	303	1997	04/07		35
Monroe, NC	—	709	796	—	—	709	796	1,505	289	1999	04/07		35
Rock Hill, SC	—	778	727	—	—	778	727	1,505	308	1990	04/07		30
Rock Hill, SC	—	3,095	1,910	—	—	3,095	1,910	5,005	693	1999	04/07		35
Rock Hill, SC	—	2,119	1,886	—	—	2,119	1,886	4,005	685	1998	04/07		35
Statesville, NC	—	1,886	2,182	—	—	1,864	2,182	4,046	792	1999	04/07		35
Waxhaw, NC	—	508	747	—	—	508	747	1,255	237	2002	04/07		40
York, SC	—	2,306	1,449	—	—	2,306	1,449	3,755	526	1999	04/07		35
Charlotte, NC	—	1,834	1,214	—	—	1,834	1,214	3,048	383	1997	05/07		40
Charlotte, NC	—	1,849	2,280	—	—	1,849	2,280	4,129	719	2005	05/07		40
Rock Hill, SC	—	3,108	2,146	—	—	3,055	2,146	5,201	677	1999	05/07		40

PetSense:
Kingsville, TX	—	499	458	224	—	499	682	1,181	264	1995	12/01		40

PetSmart:
Chicago, IL	—	2,724	3,566	—	—	2,724	3,566	6,290	1,898	1998	09/98		40
Rock Hill, SC	—	1,734	3,381	—	—	1,734	3,381	5,115	239	1998	11/17		30

PetSuites:
Chesapeake, VA	—	974	—	3,715	—	974	3,715	4,689	143	2018	12/17	(m)	40
Winter Springs, FL	—	943	—	3,855	—	993	3,855	4,848	141	2018	12/17	(m)	40
Suwanee, GA	—	705	—	3,419	—	705	3,419	4,124	25	2019	11/18	(m)	(k)
Louisville, KY	—	375	3,185	—	—	375	3,185	3,560	17	2019	10/19		40

Pier I Imports:
Anchorage, AK	—	928	1,663	—	—	928	1,663	2,591	991	1995	02/96		40
Memphis, TN	—	713	822	—	—	713	822	1,535	463	1997	09/96	(f)	40
Sanford, FL	—	738	803	—	—	738	803	1,541	438	1998	06/97	(f)	40
Valdosta, GA	—	391	806	—	—	391	806	1,197	405	1999	01/99	(f)	40

Pizza Hut:
Monroeville, AL	—	547	44	—	—	547	44	591	20	1976	12/01		40
Bowie, TX	—	111	346	—	—	111	346	457	67	1976	02/15		25
Greeneville, TN	—	111	717	—	—	111	717	828	140	1972	02/15		25

Pollo Tropical:
Hialeah, FL	—	170	106	—	—	170	(i)	170	(i)	(i)	09/06		(i)

Popeye's:
Snellville, GA	—	642	437	—	—	642	437	1,079	197	1995	12/01		40
Randallstown, MD	—	483	609	—	—	483	609	1,092	143	1958	02/14		25

Power Body Wellness:
Conyers, GA	—	320	556	29	—	320	585	905	319	1997	06/97		40

Power Center:
Midland, MI	—	1,085	1,635	220	—	1,085	1,598	2,683	572	2005	05/05	(g)	40
Big Flats, NY	—	2,248	7,159	1,258	—	2,248	5,075	7,323	1,817	2006	08/05	(g)	40

Power Fuel & C-Store:
Moosic, PA	—	323	309	—	—	323	309	632	222	1980	08/05		20

Premium Spas & Billiards:
Fairfax, VA	—	105	151	436	—	194	587	781	178	1995	12/95		40

Publix Super Markets:
Tampa, FL	—	2,128	1,522	—	—	2,128	(i)	2,128	(i)	(i)	06/96		(i)

Pull-A-Part:
Augusta, GA	—	1,414	—	1,449	—	1,414	1,449	2,863	455	2007	08/06	(m)	40
Birmingham, AL	—	1,165	2,090	—	—	1,165	2,090	3,255	699	1964	08/06		40
Charlotte, NC	—	2,913	1,724	—	—	2,908	1,724	4,632	576	2006	08/06		40
Conley, GA	—	1,686	1,387	—	—	1,686	1,387	3,073	464	1999	08/06		40
Harvey, LA	—	1,887	—	4,326	—	1,887	4,326	6,213	1,239	2008	08/06	(m)	40
Knoxville, TN	—	961	—	2,384	—	961	2,384	3,345	743	2007	08/06	(m)	40
Louisville, KY	—	3,206	1,532	—	—	3,206	1,532	4,738	512	2006	08/06		40
Nashville, TN	—	2,164	1,414	—	—	2,164	1,414	3,578	473	2006	08/06		40
Norcross, GA	—	1,831	1,040	—	—	1,831	1,040	2,871	348	1998	08/06		40
Cleveland, OH	—	4,556	—	2,096	—	4,556	2,096	6,652	635	2007	08/06	(m)	40
Lafayette, LA	—	1,036	—	2,226	—	1,036	2,226	3,262	670	2007	08/06	(m)	40
Montgomery, AL	—	934	—	2,013	—	934	2,013	2,947	610	2007	11/06	(m)	40
Jackson, MS	—	1,315	—	2,471	—	1,315	2,318	3,633	692	2008	12/06	(m)	40
Baton Rouge, LA	—	893	—	3,256	—	893	3,256	4,149	879	2009	01/07	(m)	40
Memphis, TN	—	1,779	—	2,964	—	1,779	2,964	4,743	861	2008	05/07	(m)	40
Mobile, AL	—	550	—	2,772	—	550	2,772	3,322	759	2009	06/07	(m)	40
Winston-Salem, NC	—	846	—	2,449	—	836	2,449	3,285	676	2009	08/07	(m)	40
Lithonia, GA	—	2,410	—	2,345	—	2,410	2,345	4,755	643	2009	08/07	(m)	40
Columbia, SC	—	935	—	2,178	—	935	2,178	3,113	597	2009	09/07	(m)	40
Akron, OH	—	1,065	—	1,869	—	1,065	1,869	2,934	473	2009	10/08	(m)	40

Quaker Steak & Lube:
Mentor, OH	—	841	2,452	—	—	841	2,452	3,293	400	2009	04/14		35

Quick Quack Car Wash:
Colorado Springs, CO	—	585	390	—	—	585	390	975	259	1978	09/06		20

QuikTrip:
Clive, IA	—	623	557	—	—	623	557	1,180	270	1994	06/05		30
Johnston, IA	—	394	385	—	—	394	385	779	187	1991	06/05		30
Tulsa, OK	—	1,225	650	—	—	1,225	650	1,875	315	1990	06/05		30
Fountain Inn, SC	—	723	3,289	—	—	723	3,289	4,012	325	2015	07/16		35
Charlotte, NC	—	739	3,512	3	—	740	3,514	4,254	297	2016	08/16		40
Marietta, GA	—	1,870	3,795	—	—	1,870	3,795	5,665	304	2016	10/16		40
Alpharetta, GA	—	1,665	3,700	—	—	1,665	3,700	5,365	235	2016	06/17		40
Roswell, GA	—	1,693	3,572	—	—	1,693	3,572	5,265	220	2016	07/17		40
Concord, NC	—	1,529	3,993	—	—	1,529	3,993	5,522	204	2017	12/17		40

Qwest Corporation Service Center:
Cedar Rapids, IA	—	184	629	143	—	184	772	956	510	1976	06/05		20

Rabobank:
Chico, CA	—	346	—	—	—	346	(e)	346	(e)	(i)	07/12		(e)

Raising Cane's:
Lancaster, OH	—	600	—	1,075	—	600	1,075	1,675	192	2012	01/08	(g)	40
Cincinnati, OH	—	312	898	—	—	312	(e)	312	(e)	(e)	08/10		(e)
Sulphur, LA	—	326	1,268	—	—	326	1,268	1,594	316	2009	04/11		35
Hurst, TX	—	763	—	1,309	—	763	1,309	2,072	269	2011	05/11	(m)	40
Fort Worth, TX	—	792	—	1,144	—	792	1,144	1,936	235	2011	06/11	(m)	40
Plano, TX	—	1,316	—	1,349	—	1,316	1,349	2,665	277	2011	06/11	(m)	40
Pearland, TX	—	774	—	1,255	—	774	1,255	2,029	255	2011	07/11	(m)	40
Addison, TX	—	869	—	1,343	—	869	1,343	2,212	262	2012	10/11	(m)	40
Houston, TX	—	737	—	1,163	—	737	1,163	1,900	229	2012	10/11	(m)	40
Euless, TX	—	1,222	—	1,376	—	1,226	1,376	2,602	277	2011	12/11	(m)	40
Moore, OK	—	762	—	1,153	—	762	1,153	1,915	222	2012	01/12	(m)	40
Rowlett, TX	—	814	—	1,398	—	814	1,398	2,212	261	2012	02/12	(m)	40
Keller, TX	—	833	—	1,265	—	833	1,265	2,098	228	2012	06/12	(m)	40
Omaha, NE	—	1,181	—	1,676	—	1,181	1,676	2,857	292	2013	08/12	(m)	40
McKinney, TX	—	1,443	—	1,255	—	1,443	1,255	2,698	210	2013	11/12	(m)	40
Tulsa, OK	—	1,006	—	1,508	—	1,006	1,508	2,514	253	2013	12/12	(m)	40
Broken Arrow, OK	—	1,267	1,285	—	—	1,267	1,285	2,552	205	2013	04/13		40
Oklahoma City, OK	—	1,217	—	1,312	—	1,217	1,312	2,529	198	2013	06/13	(m)	40
Oklahoma City, OK	—	988	—	1,268	—	988	1,268	2,256	197	2013	06/13	(m)	40
Owasso, OK	—	641	—	1,313	—	641	1,313	1,954	196	2014	09/13	(m)	40
Longview, TX	—	1,020	—	1,488	—	1,020	1,488	2,508	203	2014	02/14	(m)	40
Georgetown, TX	—	1,101	—	1,830	—	1,101	1,830	2,931	242	2014	05/14	(m)	40
Centennial, CO	—	2,083	—	2,217	—	2,083	2,217	4,300	122	2017	04/17	(m)	40

Rallys:
Toledo, OH	—	126	320	—	—	126	320	446	227	1989	07/92		39

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
RBC Bank:
Altamonte Springs, FL	—	1,316	2,014	—	—	1,316	2,014	3,330	554	2007	05/10	35

Regal Theatre:
Bolingbrook, IL	—	2,937	3,032	1,500	—	2,937	4,532	7,469	1,583	1994	09/07	30

Rent-A-Center:
Cohoes, NY	—	64	348	242	—	64	590	654	157	1994	09/04	40

Rite Aid:
Mobile, AL (n)	—	1,137	1,694	—	—	1,137	1,694	2,831	764	2000	12/01	40
Norfolk, VA	—	2,742	1,797	—	—	2,742	1,797	4,539	803	2001	02/02	40
Thorndale, PA	—	2,261	2,472	—	—	2,261	2,472	4,733	1,105	2001	02/02	40
West Mifflin, PA	—	1,402	2,044	—	—	1,402	2,044	3,446	913	1999	02/02	40
Clinton Twp, MI	—	977	1,664	—	—	977	1,664	2,641	321	1998	03/14	30
Dowagiac, MI	—	409	1,609	—	—	409	1,609	2,018	311	1998	03/14	30

Rite Care Pharmacy:
Dallas, TX	—	2,407	2,299	320	—	2,407	2,618	5,025	892	1971	06/05	40

RNR Wheels / RNR Tire Express:
Anderson, SC	—	140	815	—	—	140	815	955	127	1996	07/14	35

Road Ranger:
Springfield, IL	—	705	1,500	—	—	705	1,500	2,205	508	1997	06/06	40
Belvidere, IL	—	1,098	1,256	1,257	—	1,098	2,513	3,611	711	1997	06/06	40
Brazil, IN	—	2,199	907	—	—	2,199	907	3,106	307	1990	06/06	40
Cherry Valley, IL	—	1,409	1,897	—	—	1,409	1,897	3,306	642	1991	06/06	40
Cottage Grove, WI	—	2,175	1,733	2	—	2,098	1,733	3,831	587	1990	06/06	40
Decatur, IL	—	815	1,314	—	—	815	1,314	2,129	445	2002	06/06	40
Dekalb, IL	—	747	1,658	—	—	747	1,658	2,405	561	2000	06/06	40
Elk Run Heights, IA	—	1,538	2,470	—	—	1,538	2,470	4,008	836	1989	06/06	40
Lake Station, IN	—	3,172	1,112	—	—	3,172	1,112	4,284	376	1987	06/06	40
Mendota, IL	—	1,218	3,295	—	—	1,218	3,295	4,513	912	1996	06/06	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Oakdale, WI	—	1,844	1,663	—	—	1,844	1,663	3,507	563	1998	06/06		40
Rockford, IL	—	623	1,331	7	—	596	803	1,399	272	2000	06/06		40
Rockford, IL	—	1,094	1,662	—	—	1,093	1,662	2,755	563	1996	06/06		40
Springfield, IL	—	1,795	1,863	—	—	2,211	1,863	4,074	751	1978	06/06		40
Champaign, IL	—	3,241	2,008	—	—	3,241	2,008	5,249	646	2006	02/07		40
DeKalb, IL	—	505	1,503	—	—	505	1,503	2,008	484	2004	02/07		40
Fenton, MO	—	2,584	2,622	—	—	2,584	2,622	5,206	844	2007	02/07		40
Hampshire, IL	—	1,307	1,501	1,629	—	1,307	3,130	4,437	983	1988	02/07	(f)	40
Princeton, IL	—	1,141	3,066	—	—	1,141	3,066	4,207	987	2003	02/07		40
South Beloit, IL	—	3,824	2,309	—	—	3,824	2,309	6,133	743	2002	02/07		40
Cedar Rapids, IA	—	1,025	984	—	—	1,025	984	2,009	315	1990	03/07		40
Marion, IA	—	737	1,071	—	—	737	1,071	1,808	343	1974	03/07		40
Okawville, IL	—	1,530	1,147	1,034	—	1,536	2,181	3,717	567	1997	08/07		40
Dubuque, IA	—	561	1,941	—	—	561	1,941	2,502	597	2000	09/07		40
Belvidere, IL	—	521	1,053	—	—	521	1,053	1,574	319	2008	09/07	(f)	40
South Beloit, IL	—	1,182	1,324	—	—	1,182	1,324	2,506	401	2008	09/07	(f)	40
Chicago, IL	—	1,350	6,450	—	—	1,350	6,450	7,800	1,924	1970	07/12		25
Bensenville, IL	—	842	3,164	—	—	842	3,164	4,006	505	2002	03/15		30
Loves Park, IL	—	911	2,283	—	—	911	2,283	3,194	313	2010	03/15		35

Roadrunner Markets:
Abingdon, VA	—	261	1,711	—	—	261	1,711	1,972	185	1992	04/17		25
Abingdon, VA	—	251	1,817	—	—	251	1,817	2,068	164	2001	04/17		30
Abingdon, VA	—	542	890	—	—	542	890	1,432	96	1972	04/17		25
Abingdon, VA	—	820	4,005	—	—	820	4,005	4,825	310	2012	04/17		35
Abingdon, VA	—	396	1,479	—	—	396	1,479	1,875	133	1984	04/17		30
Asheville, NC	—	966	1,690	—	—	966	1,690	2,656	183	1983	04/17		25
Asheville, NC	—	502	2,154	—	—	502	2,154	2,656	194	1997	04/17		30
Asheville, NC	—	995	1,169	—	—	995	1,169	2,164	127	1994	04/17		25
Blountville, TN	—	242	1,189	—	—	242	1,189	1,431	129	1993	04/17		25
Blountville, TN	—	338	3,406	—	—	338	3,406	3,744	369	1968	04/17		25
Bluff City, TN	—	174	2,587	—	—	174	2,587	2,761	234	1997	04/17		30
Bristol, TN	—	224	272	—	—	224	272	496	25	1997	04/17		30
Bristol, TN	—	232	1,006	—	—	232	1,006	1,238	109	1979	04/17		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Bristol, VA	—	290	2,077	—	—	290	2,077	2,367	225	1986	04/17	25
Bristol, VA	—	174	814	—	—	174	814	988	73	1998	04/17	30
Bristol, VA	—	591	271	—	—	591	271	862	29	1980	04/17	25
Bristol, VA	—	135	1,151	—	—	135	1,151	1,286	125	1988	04/17	25
Bristol, VA	—	203	1,228	—	—	203	1,228	1,431	111	1986	04/17	30
Chilhowie, VA	—	213	2,154	—	—	213	2,154	2,367	194	2004	04/17	30
Columbus, NC	—	416	1,286	—	—	416	1,286	1,702	116	1998	04/17	30
Columbus, NC	—	242	1,730	—	—	242	1,730	1,972	187	1994	04/17	25
Elizabethton, TN	—	521	1,642	—	—	521	1,642	2,163	148	1997	04/17	30
Elizabethton, TN	—	174	1,797	—	—	174	1,797	1,971	195	1969	04/17	25
Erwin, TN	—	425	3,512	—	—	425	3,512	3,937	317	2002	04/17	30
Erwin, TN	—	426	861	—	—	426	861	1,287	93	1989	04/17	25
Glade Spring, VA	—	570	3,369	—	—	570	3,369	3,939	365	1991	04/17	25
Gray, TN	—	348	2,114	—	—	348	2,114	2,462	229	1983	04/17	25
Greeneville, TN	—	406	1,565	—	—	406	1,565	1,971	121	2016	04/17	35
Hampton, TN	—	232	2,481	—	—	232	2,481	2,713	224	1998	04/17	30
Johnson City, TN	—	136	900	—	—	136	900	1,036	81	1995	04/17	30
Johnson City, TN	—	358	822	—	—	358	822	1,180	74	1987	04/17	30
Johnson City, TN	—	511	3,232	—	—	511	3,232	3,743	292	1998	04/17	30
Johnson City, TN	—	1,023	2,181	—	—	1,023	2,181	3,204	197	1996	04/17	30
Johnson City, TN	—	926	2,914	—	—	926	2,914	3,840	263	1997	04/17	30
Johnson City, TN	—	454	2,008	—	—	454	2,008	2,462	155	2014	04/17	35
Johnson City, TN	—	531	1,343	—	—	531	1,343	1,874	121	1989	04/17	30
Johnson City, TN	—	454	1,025	—	—	454	1,025	1,479	93	1996	04/17	30
Johnson City, TN	—	415	1,459	—	—	415	1,459	1,874	132	2004	04/17	30
Johnson City, TN	—	579	2,133	—	—	579	2,133	2,712	193	2005	04/17	30
Johnson City, TN	—	212	2,153	—	—	212	2,153	2,365	194	2006	04/17	30
Jonesborough, TN	—	145	1,334	—	—	145	1,334	1,479	145	1983	04/17	25
Jonesborough, TN	—	531	3,107	—	—	531	3,107	3,638	240	2013	04/17	35
Jonesborough, TN	—	299	2,163	—	—	299	2,163	2,462	146	2010	04/17	40
Kingsport, TN	—	463	1,999	—	—	463	1,999	2,462	155	2016	04/17	35
Kingsport, TN	—	359	455	—	—	359	455	814	41	1997	04/17	30
Kingsport, TN	—	97	891	—	—	97	891	988	96	1979	04/17	25
Kingsport, TN	—	214	282	—	—	214	282	496	31	1979	04/17	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Kingsport, TN	—	97	1,382	—	—	97	1,382	1,479	150	1973	04/17	25
Kingsport, TN	—	107	534	—	—	107	534	641	58	1976	04/17	25
Kingsport, TN	—	415	1,555	—	—	415	1,555	1,970	168	1983	04/17	25
Kingsport, TN	—	319	1,160	—	—	319	1,160	1,479	105	2001	04/17	30
Kingsport, TN	—	521	2,683	—	—	521	2,683	3,204	291	1993	04/17	25
Kingsport, TN	—	106	1,623	—	—	106	1,623	1,729	176	1972	04/17	25
Kingsport, TN	—	521	2,336	—	—	521	2,336	2,857	211	1999	04/17	30
Kingsport, TN	—	475	320	—	—	475	320	795	29	1987	04/17	30
Kingsport, TN	—	222	1,257	—	—	222	1,257	1,479	136	1988	04/17	25
Landrum, SC	—	676	4,005	—	—	676	4,005	4,681	362	1999	04/17	30
Lebanon, VA	—	222	1,749	—	—	222	1,749	1,971	189	1989	04/17	25
Lebanon, VA	—	155	1,084	—	—	155	1,084	1,239	98	1998	04/17	30
Marion, VA	—	550	2,501	—	—	550	2,501	3,051	271	1994	04/17	25
Morristown, TN	—	116	727	—	—	116	727	843	79	1974	04/17	25
Morristown, TN	—	280	1,449	—	—	280	1,449	1,729	157	1976	04/17	25
Morristown, TN	—	242	601	—	—	242	601	843	65	1976	04/17	25
Piney Flats, TN	—	463	2,191	—	—	463	2,191	2,654	198	1983	04/17	30
Rural Retreat, VA	—	319	2,540	—	—	319	2,540	2,859	275	1991	04/17	25
Waynesville, NC	—	261	2,395	—	—	261	2,395	2,656	216	1997	04/17	30

Robbins Diamonds:
Newark, DE	—	636	1,273	38	—	629	1,311	1,940	806	1994	12/94	40

Ross Dress for Less:
Coral Gables, FL	—	1,782	1,661	19	—	1,782	1,680	3,462	953	1994	06/96	38
Lodi, CA	—	614	1,415	—	—	614	1,415	2,029	573	1984	03/99	40

Ruby Tuesday:
Americus, GA	—	371	832	—	—	371	832	1,203	57	2007	12/17	30
Arvada, CO	—	705	633	—	—	705	633	1,338	43	1996	12/17	30
Ashland, KY	—	623	1,084	—	—	623	1,084	1,707	74	2003	12/17	30
Athens, AL	—	895	308	—	—	895	308	1,203	21	2005	12/17	30
Austintown, OH	—	244	1,265	—	—	244	1,265	1,509	86	2003	12/17	30
Bedford, VA	—	696	606	—	—	696	606	1,302	41	2006	12/17	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Big Rapids, MI	—	452	958	—	—	452	958	1,410	65	2006	12/17		30
Branson, MO	—	597	822	—	—	597	822	1,419	67	1994	12/17		25
Columbia, MD	—	1,760	244	—	—	1,760	244	2,004	20	1994	12/17		25
Concord, NC	—	778	425	—	—	778	425	1,203	29	2003	12/17		30
Edinburgh, IN	—	533	1,210	—	—	533	1,210	1,743	82	2005	12/17		30
Farmville, VA	—	461	742	—	—	461	742	1,203	50	2005	12/17		30
Fayetteville, NC	—	370	1,436	—	—	370	1,436	1,806	98	2000	12/17		30
Florence, SC	—	406	1,400	—	—	406	1,400	1,806	95	2002	12/17		30
Fuquay-Varina, NC	—	606	804	—	—	606	804	1,410	55	2003	12/17		30
Hopewell, VA	—	632	976	—	—	632	976	1,608	66	2005	12/17		30
Indianapolis, IN	—	877	326	—	—	877	326	1,203	19	2007	12/17		35
Inverness, FL	—	587	1,219	—	—	587	1,219	1,806	71	2006	12/17		35
Jacksonville, FL	—	833	244	—	—	833	244	1,077	17	2003	12/17		30
Kingsland, GA	—	1,066	641	—	—	1,066	641	1,707	44	2006	12/17		30
Leeds, AL	—	280	923	—	—	280	923	1,203	63	1999	12/17		30
Lincoln, NE	—	361	1,445	—	—	361	1,445	1,806	98	2002	12/17		30
New Bern, NC	—	470	832	—	—	470	832	1,302	57	2005	12/17		30
New Port Richey, FL	—	461	841	—	—	461	841	1,302	57	2001	12/17		30
North Platte, NE	—	515	1,093	—	—	515	1,093	1,608	64	2007	12/17		35
Orangeburg, SC	—	605	1,399	—	—	605	1,399	2,004	95	2001	12/17		30
Roanoke, VA	—	606	804	—	—	606	804	1,410	55	2001	12/17		30
Royal Palm Beach, FL	—	994	416	—	—	994	416	1,410	28	2002	12/17		30
St. Augustine, FL	—	1,255	551	—	—	1,255	551	1,806	37	2004	12/17		30
Terre Haute, IN	—	371	832	—	—	371	832	1,203	57	2006	12/17		30
Troy, AL	—	226	1,184	—	—	226	1,184	1,410	81	2004	12/17		30
Vidalia, GA	—	407	1,201	—	—	407	1,201	1,608	82	1998	12/17		30
Warsaw, IN	—	524	778	—	—	524	778	1,302	53	1999	12/17		30
Waterville, ME	—	145	1,463	—	—	145	1,463	1,608	100	2002	12/17		30
Zephyrhills, FL	—	849	957	—	—	849	957	1,806	65	2005	12/17		30

Ruby's Place:
Swansea, IL	—	46	133	87	—	46	220	266	62	1997	12/01	(g)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Rue 21:
Lapeer, MI	—	126	645	—	—	126	629	755	195	2007	10/05		40

Sally Beauty Supply:
Lapeer, MI	—	33	167	—	—	33	163	196	50	2007	10/05		40

Salons by JC:
Buford, GA	—	539	1,421	373	—	539	1,798	2,337	602	2003	07/04	(g)	40

Saltgrass Steakhouse:
San Marcos, TX	—	837	1,453	2,227	—	837	3,680	4,517	505	2000	11/06		40
Beaumont, TX	—	558	—	2,336	—	901	1,819	2,720	468	1975	09/10	(m)	30
San Antonio, TX	—	1,280	—	853	—	1,280	853	2,133	173	2011	08/11	(m)	40
Cypress, TX	—	1,071	—	1,886	—	1,071	1,886	2,957	352	2012	03/12	(m)	40
Midland, TX	—	837	2,073	—	—	837	2,073	2,910	388	1998	01/13		35
Port Arthur, TX	—	890	—	2,049	—	890	2,049	2,939	305	2014	08/13	(m)	40
McAllen, TX	—	1,390	—	1,148	—	1,393	1,146	2,539	184	2007	12/13	(m)	35
College Station, TX	—	934	—	2,076	—	934	2,076	3,010	275	2014	04/14	(m)	40
Lewisville, TX	—	1,268	—	2,456	—	1,268	2,456	3,724	251	2015	11/14	(m)	40
Waco, TX	—	730	—	2,321	—	730	2,321	3,051	249	2015	12/14	(m)	40
Odessa, TX	—	1,000	—	2,410	—	1,000	2,410	3,410	243	2015	01/15	(m)	40
Lubbock, TX	—	1,025	—	2,251	—	1,025	2,251	3,276	209	2016	10/15	(m)	40
Baytown, TX	—	1,208	—	2,455	—	1,208	2,455	3,663	182	2017	07/16	(m)	40
Corpus Christi, TX	—	1,008	—	2,580	—	1,008	2,580	3,588	224	2016	09/16	(m)	35
Tyler, TX	—	1,622	—	2,615	—	1,622	2,615	4,237	166	2017	10/16	(m)	40
Oklahoma City, OK	—	853	—	2,359	—	853	2,359	3,212	174	1996	06/17	(o)	30
Pasadena, TX	—	1,498	—	2,783	—	1,498	2,783	4,281	142	2017	07/17	(m)	40
Little Rock, AR	—	1,140	—	2,606	—	1,140	2,606	3,746	122	2017	08/17	(m)	40
Sherwood, AR	—	1,166	—	2,666	—	1,166	2,666	3,832	114	2018	09/17	(m)	40
Tulsa, OK	—	1,327	—	2,832	—	1,327	2,832	4,159	97	2018	01/18	(m)	40
Hoover, AL	—	911	—	2,489	—	911	2,489	3,400	86	2003	03/18	(o)	35
Covington, LA	—	1,185	—	3,331	—	1,185	3,331	4,516	52	2018	04/18	(m)	(k)
The Colony, TX	—	1,549	—	2,937	—	1,549	2,937	4,486	70	2019	05/18	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Save A Lot:
Memphis, TN	—	404	—	1,278	—	404	1,278	1,682	675	1998	12/97	(g)	40

Save on Gas and C-Store:
Wilkes-Barre, PA	—	876	1,957	—	—	876	1,957	2,833	1,406	1998	08/05		20
Hughesville, PA	—	290	566	—	—	290	258	548	160	1977	01/06		40

Savers Thrift Superstore:
Fairview Heights, IL	—	1,258	2,623	246	—	1,258	2,869	4,127	981	1980	10/05	(g)	40
North Olmsted, OH	—	1,613	4,549	—	—	1,613	4,549	6,162	584	1983	08/16		40

Schlotzsky's Deli:
Phoenix, AZ	—	706	315	—	—	706	315	1,021	142	1995	12/01		40
Scottsdale, AZ	—	717	311	—	—	686	311	997	140	1995	12/01		40

Scotchman:
Hudson, NC	—	512	2,485	—	—	512	2,485	2,997	169	2002	12/17		30
Kings Mountain, NC	—	533	1,985	—	—	533	1,985	2,518	135	1999	12/17		30
Rock Hill, SC	—	319	1,588	—	—	319	1,588	1,907	130	1992	12/17		25
Rutherfordton, NC	—	213	1,839	—	—	213	1,839	2,052	125	1999	12/17		30
Rutherfordton, NC	—	349	2,160	—	—	349	2,160	2,509	176	1990	12/17		25
Shelby, NC	—	320	2,189	—	—	320	2,189	2,509	179	1994	12/17		25
Shelby, NC	—	184	1,783	—	—	184	1,783	1,967	146	1990	12/17		25

Season's 52:
Schaumburg, IL	—	2,065	1,311	—	—	2,065	(i)	2,065	(i)	(i)	12/01		(i)

Service First Automotive:
Katy, TX	—	1,370	2,704	—	—	1,370	2,704	4,074	70	2018	12/18		40
Spring, TX	—	1,860	2,716	—	—	1,860	2,716	4,576	71	2018	12/18		40

Service King:
The Colony, TX	—	2,135	3,819	—	—	2,135	3,819	5,954	267	2016	03/17		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Shek's Chinese Express:
Eden Prairie, MN	—	65	261	—	—	65	261	326	116	1997	12/01		40

Shell:
Glendale, AZ	—	1,817	2,415	126	—	1,817	2,541	4,358	828	2001	05/08		40
Peoria, AZ	—	860	1,117	114	—	860	1,231	2,091	547	1987	05/08		30

Shop-a-Snak:
Bessemer, AL	—	564	742	—	—	564	742	1,306	253	2002	05/06		40
Chelsea, AL	—	391	628	—	—	391	628	1,019	214	1981	05/06		40
Jasper, AL	—	551	747	—	—	551	747	1,298	255	1998	05/06		40
Birmingham, AL	—	439	704	—	—	439	704	1,143	240	1989	05/06		40
Birmingham, AL	—	446	672	—	—	446	672	1,118	229	1989	05/06		40
Birmingham, AL	—	361	744	—	—	361	744	1,105	253	1989	05/06		40
Homewood, AL	—	468	657	—	—	468	657	1,125	224	1990	05/06		40
Hoover, AL	—	764	1,157	—	—	663	1,157	1,820	394	2005	05/06		40
Hoover, AL	—	490	769	—	—	444	769	1,213	262	1992	05/06		40
Hoover, AL	—	713	865	—	—	713	865	1,578	294	1998	05/06		40
Trussville, AL	—	272	542	—	—	256	542	798	185	1992	05/06		40
Tuscaloosa, AL	—	386	733	—	—	386	733	1,119	250	1991	05/06		40
Tuscaloosa, AL	—	432	559	—	—	432	559	991	191	1991	05/06		40
Tuscaloosa, AL	—	525	463	—	—	525	463	988	158	1991	05/06		40

Showtime Auto:
Essexville, MI	—	113	113	—	—	113	113	226	50	1974	02/11		20

Skechers:
Sioux Falls, SD	—	207	1,490	716	—	207	2,206	2,413	355	1985	12/12		30

Sleep Number:
Tucson, AZ	—	906	—	1,271	—	906	1,271	2,177	155	2015	11/14	(m)	40
Billings, MT	—	708	—	1,086	—	708	1,086	1,794	83	2016	08/16	(m)	40
Dublin, OH	—	333	—	1,809	—	333	1,809	2,142	54	2014	09/18	(o)	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Sleepy's:
Bay Shore, NY	—	674	1,907	—	—	674	1,907	2,581	264	1985	07/16	25
Bridgehampton, NY	—	1,819	2,283	—	—	1,819	2,283	4,102	263	2003	07/16	30
Dickson City, PA	—	509	3,563	—	—	509	3,563	4,072	411	1998	07/16	30
Farmingdale, NY	—	522	2,021	—	—	522	2,021	2,543	280	1999	07/16	25
Hasbrouck Heights, NJ	—	609	989	—	—	609	989	1,598	137	1965	07/16	25
Huntington Station, NY	—	437	1,766	—	—	437	1,766	2,203	244	1990	07/16	25
Ledgewood, NJ	—	456	1,312	—	—	456	1,312	1,768	181	1981	07/16	25
Middletown, NY	—	351	3,232	—	—	351	3,232	3,583	447	1977	07/16	25
Montgomeryville, PA	—	283	3,084	—	—	283	3,084	3,367	427	1988	07/16	25
Old Saybrook, CT	—	691	3,595	—	—	691	3,595	4,286	622	1929	07/16	20
Rockville Centre, NY	—	732	951	—	—	732	951	1,683	164	1925	07/16	20
Somers Point, NJ	—	313	1,691	—	—	313	1,691	2,004	195	2004	07/16	30
Watchung, NJ	—	587	2,662	—	—	587	2,662	3,249	368	1981	07/16	25
Waterford, CT	—	615	2,736	—	—	615	2,736	3,351	378	1976	07/16	25
Whitehall, PA	—	218	1,177	—	—	218	1,177	1,395	136	2002	07/16	30

Sonic:
Athens, AL	—	275	672	—	—	275	672	947	59	1996	05/17	30
Auburn, AL	—	360	804	—	—	360	804	1,164	70	2002	05/17	30
Auburn, AL	—	379	710	—	—	379	710	1,089	62	1996	05/17	30
Bedford, VA	—	256	550	—	—	256	550	806	41	2007	05/17	35
Bristol, TN	—	237	569	—	—	237	569	806	50	2001	05/17	30
Columbus, GA	—	341	531	—	—	341	531	872	46	1997	05/17	30
Columbus, GA	—	502	303	—	—	502	303	805	27	2001	05/17	30
Dandridge, TN	—	142	730	—	—	142	730	872	64	2002	05/17	30
Danville, VA	—	331	691	—	—	331	691	1,022	52	2008	05/17	35
Decatur, AL	—	237	710	—	—	237	710	947	62	1998	05/17	30
Florence, AL	—	265	824	—	—	265	824	1,089	72	1997	05/17	30
Florence, AL	—	388	559	—	—	388	559	947	49	2001	05/17	30
Greeneville, TN	—	180	692	—	—	180	692	872	73	1990	05/17	25
Hampton Cove, AL	—	483	681	—	—	483	681	1,164	51	2006	05/17	35
Huntsville, AL	—	246	701	—	—	246	701	947	74	1992	05/17	25
Huntsville, AL	—	218	871	—	—	218	871	1,089	65	2008	05/17	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Huntsville, AL	—	332	616	—	—	332	616	948	54	1999	05/17	30
Huntsville, AL	—	398	625	—	—	398	625	1,023	47	2005	05/17	35
Huntsville, AL	—	275	814	—	—	275	814	1,089	71	2001	05/17	30
Johnson City, TN	—	379	493	—	—	379	493	872	52	1994	05/17	25
Kingsport, TN	—	322	550	—	—	322	550	872	48	2000	05/17	30
Knoxville, TN	—	227	824	—	—	227	824	1,051	86	1987	05/17	25
Lanett, AL	—	322	550	—	—	322	550	872	48	1997	05/17	30
Madison, AL	—	454	634	—	—	454	634	1,088	55	2000	05/17	30
Madison, AL	—	303	720	—	—	303	720	1,023	63	1996	05/17	30
Marion, VA	—	95	852	—	—	95	852	947	75	1997	05/17	30
Millbrook, AL	—	549	540	—	—	549	540	1,089	47	2005	05/17	30
Montgomery, AL	—	729	360	—	—	729	360	1,089	27	2005	05/17	35
Montgomery, AL	—	227	644	—	—	227	644	871	56	1999	05/17	30
Morristown, TN	—	123	607	—	—	123	607	730	64	1977	05/17	25
Morristown, TN	—	275	597	—	—	275	597	872	63	1985	05/17	25
Moulton, AL	—	379	710	—	—	379	710	1,089	62	2005	05/17	30
Muscle Shoals, AL	—	208	880	—	—	208	880	1,088	77	1995	05/17	30
Newport, TN	—	142	664	—	—	142	664	806	58	2000	05/17	30
North Tazewell, VA	—	114	758	—	—	114	758	872	66	1993	05/17	30
Norton, VA	—	133	739	—	—	133	739	872	55	2007	05/17	35
Opelika, AL	—	663	360	—	—	663	360	1,023	31	2006	05/17	30
Phenix City, AL	—	322	701	—	—	322	701	1,023	61	1997	05/17	30
Prattville, AL	—	388	634	—	—	388	634	1,022	56	1994	05/17	30
Roanoke, VA	—	265	757	—	—	265	757	1,022	57	2006	05/17	35
Rogersville, TN	—	57	815	—	—	57	815	872	71	1996	05/17	30
Sevierville, TN	—	436	511	—	—	436	511	947	54	1988	05/17	25
Chatsworth, GA	—	118	1,322	—	—	118	1,322	1,440	46	1998	02/19	25
Chattanooga, TN	—	355	1,341	—	—	355	1,341	1,696	39	2000	02/19	30
Chattanooga, TN	—	306	1,155	—	—	306	1,155	1,461	34	2003	02/19	30
Chattanooga, TN	—	286	1,047	—	—	286	1,047	1,333	37	1998	02/19	25
Chattanooga, TN	—	237	1,411	—	—	237	1,411	1,648	49	1997	02/19	25
Dalton, GA	—	237	712	—	—	237	712	949	21	2000	02/19	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Sonic Automotive:
Charlotte, NC	—	3,619	4,854	—	—	3,619	4,854	8,473	1,532	1996	05/07		40

Sonny's BBQ:
Alachua, FL	—	536	2,144	—	—	536	2,144	2,680	32	1983	08/19		25
Belleview, FL	—	124	2,202	—	—	124	2,202	2,326	28	2001	08/19		30
Bushnell, FL	—	479	1,857	—	—	479	1,857	2,336	23	2003	08/19		30
Jacksonville, FL	—	880	1,952	—	—	880	1,952	2,832	24	2004	08/19		30
Jacksonville, FL	—	1,100	1,770	—	—	1,100	1,770	2,870	22	2002	08/19		30
Ocala, FL	—	507	2,593	—	—	507	2,593	3,100	39	1977	08/19		25
Ocala, FL	—	660	2,841	—	—	660	2,841	3,501	36	1987	08/19		30
Orange Park, FL	—	287	2,345	—	—	287	2,345	2,632	35	1976	08/19		25
Spring Hill, FL	—	689	2,373	—	—	689	2,373	3,062	36	1997	08/19		25

Sparkling Image:
Bakersfield, CA	—	3,363	3,288	—	—	3,363	3,288	6,651	969	2002	03/08		40
Bakersfield, CA	—	2,798	5,260	22	—	1,781	284	2,065	269	1997	03/08		35
Bakersfield, CA	—	3,664	3,709	11	—	3,664	3,721	7,385	1,253	1994	03/08		35
Bakersfield, CA	—	2,043	3,520	40	—	2,043	719	2,762	379	1988	03/08		30
Bakersfield, CA	—	3,346	6,016	—	—	3,346	6,016	9,362	2,024	1998	03/08		35
Bakersfield, CA	—	2,564	4,465	2,178	—	2,564	6,643	9,207	2,473	1988	03/08		30
San Fernando, CA	—	6,630	2,706	47	—	6,630	2,753	9,383	1,085	1988	03/08		30
Ventura, CA	—	6,253	4,560	207	—	5,813	4,767	10,580	1,597	1994	03/08		35
Ventura, CA	—	5,590	4,431	94	—	5,590	4,526	10,116	1,331	2001	03/08		40

Spec's Liquor and Fine Foods:
Corpus Christi, TX	—	768	841	601	—	768	1,442	2,210	822	1967	11/93		40
Coffee City, TX	—	1,330	3,858	—	—	1,330	3,858	5,188	1,435	1996	02/05		40

Speedy Cash:
Knoxville, TN	—	324	779	4	—	324	782	1,106	105	2014	04/15		35
Chicago, IL	—	317	859	—	—	317	859	1,176	93	2014	03/16		35

Spencer’s Air Conditioning & Appliance:
Glendale, AZ	—	342	982	—	—	342	982	1,324	502	1999	12/98	(g)	40

Sprint PCS:
Lewisville, TX	—	555	—	1,172	—	598	1,128	1,726	109	2016	12/01	(m)	40

Staples:
Memphis, TN (n)	—	931	2,210	—	—	931	2,210	3,141	371	2011	02/14		35

Steak N Shake:
Munhall, PA	—	688	727	—	—	688	727	1,415	159	2002	07/14		25
South Bend, IN	—	447	1,238	—	—	447	1,238	1,685	225	2004	07/14		30

Sterling Collision:
Lombard, IL	—	622	1,714	—	—	622	1,714	2,336	483	1997	12/12		25

Stone Mountain Chevrolet:
Lilburn, GA (n)	—	3,027	4,685	—	—	3,027	4,685	7,712	1,801	2004	08/04		40

Stop N Go:
Grand Prairie, TX	—	421	685	—	—	421	685	1,106	309	1986	12/01		40

Stripes:
Laredo, TX (n)	—	459	460	—	—	459	460	919	161	1983	12/05		40
Lawton, OK (n)	—	697	964	—	—	649	964	1,613	339	1984	12/05		40
Wichita Falls, TX (n)	—	440	751	—	—	440	751	1,191	264	1984	12/05		40
Wichita Falls, TX (n)	—	484	828	—	—	484	828	1,312	291	1983	12/05		40
Wichita Falls, TX (n)	—	905	1,351	—	—	905	1,351	2,256	474	2000	12/05		40
Monahans, TX (n)	—	2,628	2,973	—	—	2,628	2,973	5,601	901	1996	11/07		40
Odessa, TX (n)	—	2,633	3,199	—	—	2,633	3,199	5,832	970	2006	11/07		40
San Angelo, TX (n)	—	194	471	—	—	194	471	665	143	1998	11/07		40
Harlingen, TX (n)	—	329	935	—	—	329	935	1,264	373	1980	01/08		30
Houston, TX (n)	—	696	1,458	—	—	696	1,458	2,154	402	2008	12/08		40
Lubbock, TX (n)	—	671	1,612	—	—	671	1,612	2,283	445	2007	12/08		40
Corpus Christi, TX	—	450	1,370	—	—	450	1,370	1,820	371	1996	11/11		30
Corpus Christi, TX	—	661	2,624	—	—	661	2,624	3,285	711	1999	11/11		30
Corpus Christi, TX	—	412	2,356	—	—	412	2,356	2,768	638	1999	11/11		30
Harlingen, TX	—	230	2,356	—	—	230	2,356	2,586	638	2000	11/11		30
Laredo, TX	—	441	1,935	—	—	441	1,935	2,376	449	2002	11/11		35
Laredo, TX	—	938	5,829	—	—	938	5,829	6,767	1,579	1995	11/11		30
Laredo, TX	—	421	3,016	—	—	421	3,016	3,437	817	1998	11/11		30
Laredo, TX	—	335	2,509	—	—	335	2,509	2,844	680	1999	11/11		30
Mercedes, TX	—	556	1,523	—	—	556	1,523	2,079	413	1998	11/11		30
Portland, TX	—	488	4,710	—	—	488	4,710	5,198	1,276	1999	11/11		30
Rockport, TX	—	660	4,269	—	—	660	4,269	4,929	991	2008	11/11		35
San Juan, TX	—	565	1,179	—	—	565	1,179	1,744	319	1999	11/11		30

Subway:
Eden Prairie, MN	—	54	150	67	—	54	218	272	97	1997	12/01		40
Albany, NY	—	3	67	—	—	3	67	70	25	1992	09/04		40
Cohoes, NY	—	21	116	8	—	21	123	144	52	1994	09/04		40

Sunbelt Rentals:
Dayton, OH	—	391	1,223	—	—	391	1,223	1,614	269	2008	04/12		35
Shepherdsville, KY	—	516	1,577	—	—	516	1,577	2,093	347	2009	04/12		35

Sunoco:
Arnold, MD	—	417	581	—	—	417	581	998	130	1993	04/13		30
Baltimore, MD	—	542	2,054	—	—	542	2,054	2,596	459	1998	04/13		30
Baltimore, MD	—	310	1,686	—	—	310	1,686	1,996	323	2004	04/13		35
Baltimore, MD	—	620	1,279	—	—	620	1,279	1,899	286	1989	04/13		30
Baltimore, MD	—	368	1,647	—	—	368	1,647	2,015	368	1996	04/13		30
Baltimore, MD	—	523	2,809	—	—	523	2,809	3,332	754	1982	04/13		25
Baltimore, MD	—	271	1,482	—	—	271	1,482	1,753	398	1968	04/13		25
Baltimore, MD	—	455	2,122	—	—	455	2,122	2,577	569	1980	04/13		25
Bel Air, MD	—	1,376	620	—	—	1,376	620	1,996	139	1994	04/13		30
Bethesda, MD	—	1,414	1,347	—	—	1,414	1,347	2,761	361	1971	04/13		25
Centreville, VA	—	1,753	697	—	—	1,753	697	2,450	156	1994	04/13		30
Chantilly, VA	—	1,472	1,831	—	—	1,472	1,831	3,303	491	1966	04/13		25
Dale City, VA	—	639	2,461	—	—	639	2,461	3,100	550	1992	04/13		30
Dumfries, VA	—	387	2,364	—	—	387	2,364	2,751	529	1999	04/13		30
Edgewood, MD	—	823	2,073	—	—	823	2,073	2,896	556	1985	04/13		25
Frederick, MD	—	940	1,860	—	—	940	1,860	2,800	416	1996	04/13		30
Gaithersburg, MD	—	1,027	2,073	—	—	1,027	2,073	3,100	556	1982	04/13		25
Glen Burnie, MD	—	804	1,647	—	—	804	1,647	2,451	368	1994	04/13		30
Herndon, VA	—	707	1,792	—	—	707	1,792	2,499	401	1989	04/13		30
Joppa, MD	—	862	174	—	—	862	174	1,036	47	1987	04/13		25
Manassas, VA	—	746	1,434	—	—	746	1,434	2,180	321	1993	04/13		30
Manassas, VA	—	1,230	1,521	—	—	1,230	1,521	2,751	340	1991	04/13		30
Odenton, MD	—	668	2,780	—	—	668	2,780	3,448	622	2000	04/13		30
Owings Mills, MD	—	1,337	911	—	—	1,337	911	2,248	204	1994	04/13		30
Parkton, MD	—	397	2,151	—	—	397	2,151	2,548	481	1993	04/13		30
Pasadena, MD	—	407	1,492	—	—	407	1,492	1,899	334	1989	04/13		30
Pasadena, MD	—	591	2,509	—	—	579	2,509	3,088	561	1997	04/13		30
Perryville, MD	—	601	3,778	—	—	601	3,778	4,379	845	1990	04/13		30
Randallstown, MD	—	746	1,715	—	—	746	1,715	2,461	383	1995	04/13		30
Reisterstown, MD	—	649	2,354	—	—	649	2,354	3,003	526	1995	04/13		30
Rockville, MD	—	1,996	2,054	—	—	1,996	2,054	4,050	551	1971	04/13		25
Severn, MD	—	765	3,139	—	—	765	3,139	3,904	702	1987	04/13		30
Sterling, VA	—	1,356	1,095	—	—	1,356	1,095	2,451	245	1997	04/13		30
Sterling, VA	—	1,540	2,461	—	—	1,540	2,461	4,001	550	1998	04/13		30
Timonium, MD	—	1,356	1,598	—	—	1,356	1,598	2,954	429	1981	04/13		25
Towson, MD	—	630	2,771	—	—	630	2,771	3,401	743	1988	04/13		25
Warrenton, VA	—	1,802	2,703	—	—	1,802	2,703	4,505	604	1994	04/13		30
Woodbridge, VA	—	678	2,664	—	—	678	2,664	3,342	715	1988	04/13		25

Sunshine Energy:
Kansas City, MO	—	517	720	—	—	517	720	1,237	301	1993	07/09		25

SunTrust:
Alexandria, VA	—	2,735	732	—	—	2,735	732	3,467	319	1969	06/13		15
Alpharetta, GA	—	1,625	1,366	—	—	1,625	1,366	2,991	447	1991	06/13		20
Alpharetta, GA	—	1,056	1,425	—	—	1,056	1,425	2,481	311	2005	06/13		30
Atlanta, GA	—	2,130	1,623	—	—	2,130	1,623	3,753	531	1976	06/13		20
Augusta, GA	—	865	872	—	—	865	872	1,737	570	1972	06/13		10
Black Mountain, NC	—	780	655	—	—	780	655	1,435	655	1943	06/13		5
Bladensburg, MD	—	1,528	1,538	—	—	1,528	1,538	3,066	335	1946	06/13		30
Bradenton, FL	—	437	1,251	—	—	429	1,251	1,680	273	1980	06/13		30
Chattanooga, TN	—	336	341	—	—	336	341	677	341	1974	06/13		5
Chattanooga, TN	—	260	374	—	—	260	374	634	374	1981	06/13		5
Conyers, GA	—	366	501	—	—	366	501	867	328	1986	06/13		10
Crystal River, FL	—	430	2,971	—	—	430	2,971	3,401	555	1983	06/13		35
Daytona Beach Shores, FL	—	318	720	—	—	318	720	1,038	188	1982	06/13		25
Deland, FL	—	270	1,296	—	—	270	1,296	1,566	283	1993	06/13		30
Doral, FL	—	1,912	1,100	—	—	1,912	1,100	3,012	360	1988	06/13		20
Duluth, GA	—	851	845	—	—	851	845	1,696	277	1992	06/13		20
Edgewater, FL	—	419	1,417	—	—	419	1,417	1,836	309	1986	06/13		30
Greenacres City, FL	—	1,395	1,533	—	—	1,395	1,533	2,928	334	1988	06/13		30
Greensboro, NC	—	516	394	—	—	430	394	824	394	1980	06/13		5
Hialeah, FL	—	2,578	1,149	—	—	2,578	1,149	3,727	752	1978	06/13		10
Homosassa, FL	—	344	825	—	—	344	825	1,169	216	1985	06/13		25
Huntersville, NC	—	177	830	—	—	177	830	1,007	217	1998	06/13		25
Jacksonville, FL	—	938	926	—	—	938	926	1,864	303	1979	06/13		20
Jacksonville, FL	—	674	821	—	—	674	821	1,495	215	1987	06/13		25
Jupiter, FL	—	1,035	1,327	—	—	1,035	1,327	2,362	248	1998	06/13		35
Kannapolis, NC	—	850	834	—	—	850	834	1,684	834	1906	06/13		5
Kernersville, NC	—	284	708	—	—	284	708	992	309	1990	06/13		15
Lady Lake, FL	—	340	1,355	—	—	340	1,355	1,695	295	1996	06/13		30
Lake City, TN	—	326	514	—	—	326	514	840	514	1958	06/13		5
Largo, FL	—	258	643	—	—	258	643	901	210	1979	06/13		20
Lawrenceville, GA	—	657	1,764	—	—	657	1,764	2,421	1,154	1985	06/13		10
Lightfoot, VA	—	177	512	—	—	177	512	689	335	1973	06/13		10
Marietta, GA	—	617	714	—	—	617	714	1,331	467	1974	06/13		10
Mechanicsville, VA	—	343	493	—	—	343	493	836	493	1965	06/13		5
Murfreesboro, TN	—	276	554	—	—	276	554	830	242	1989	06/13		15
N Miami Beach, FL	—	915	497	—	—	915	497	1,412	217	1986	06/13		15

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Nashville, TN	—	627	639	—	—	627	639	1,266	418	1972	06/13	10
Nashville, TN	—	438	1,295	—	—	438	1,295	1,733	282	1994	06/13	30
New Port Richey, FL	—	463	1,178	—	—	463	1,178	1,641	308	1998	06/13	25
Norcross, GA	—	789	663	—	—	789	663	1,452	289	1986	06/13	15
Orlando, FL	—	801	1,135	—	—	801	1,135	1,936	371	1993	06/13	20
Palm Harbor, FL	—	532	384	—	—	532	384	916	251	1983	06/13	10
Punta Gorda, FL	—	1,483	1,330	—	—	1,483	1,330	2,813	435	1972	06/13	20
Richmond, VA	—	398	673	—	—	398	673	1,071	673	1972	06/13	5
Richmond, VA	—	283	245	—	—	283	245	528	245	1973	06/13	5
Richmond, VA	—	263	563	—	—	263	563	826	368	1981	06/13	10
Roanoke, VA	—	264	256	—	—	264	256	520	256	1973	06/13	5
Roxboro, NC	—	452	918	—	—	452	918	1,370	400	1983	06/13	15
Sebastian, FL	—	438	856	—	—	438	856	1,294	280	1987	06/13	20
South Boston, VA	—	221	1,441	—	—	221	1,441	1,662	471	1975	06/13	20
Spartanburg, SC	—	435	372	—	—	435	372	807	243	1921	06/13	10
Spring Hill, FL	—	460	1,102	—	—	460	1,102	1,562	1,102	1973	06/13	5
Spring Hill, FL	—	631	1,950	—	—	631	1,950	2,581	425	1988	06/13	30
Sun City Center, FL	—	568	3,671	—	—	568	3,671	4,239	686	1971	06/13	35
Tucker, GA	—	395	1,208	—	—	395	1,208	1,603	395	1971	06/13	20
Virginia Beach, VA	—	326	366	—	—	326	366	692	239	1985	06/13	10

Superior Petroleum:
Midway, PA	—	311	708	—	—	311	708	1,019	330	1990	01/06	30

Supervalu:
Maple Heights, OH	—	1,035	2,874	—	—	1,035	2,874	3,909	1,644	1985	02/97	40

Sweet Berries Cafe:
Sherman, TX	—	233	126	24	—	233	150	383	98	1969	09/06	20

Taco Bell:
Ocala, FL	—	275	755	—	—	275	755	1,030	341	2001	12/01	40
Phoenix, AZ	—	594	283	—	—	594	283	877	128	1995	12/01	40
Bedford, IN	—	797	937	—	—	797	937	1,734	319	1989	05/06	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Columbus, IN	—	1,257	2,055	—	—	1,257	2,055	3,312	700	1990	05/06	40
Columbus, IN	—	690	1,213	—	—	690	1,213	1,903	413	2005	05/06	40
Evansville, IN	—	524	1,815	—	—	524	1,815	2,339	618	2005	05/06	40
Evansville, IN	—	308	1,301	—	—	308	1,301	1,609	443	2000	05/06	40
Evansville, IN	—	221	828	—	—	221	828	1,049	282	2003	05/06	40
Fishers, IN	—	990	486	—	—	990	486	1,476	166	1998	05/06	40
Greensburg, IN	—	648	1,079	—	—	648	1,079	1,727	368	1998	05/06	40
Indianapolis, IN	—	547	703	—	—	547	703	1,250	240	2004	05/06	40
Indianapolis, IN	—	1,032	1,650	—	—	1,032	1,650	2,682	562	2004	05/06	40
Madisonville, KY	—	682	1,193	—	—	682	1,193	1,875	406	1999	05/06	40
Owensboro, KY	—	639	1,326	—	—	639	1,326	1,965	452	2005	05/06	40
Shelbyville, IN	—	670	1,756	—	—	670	1,756	2,426	598	1998	05/06	40
Speedway, IN	—	408	1,426	—	—	408	1,426	1,834	486	2003	05/06	40
Terre Haute, IN	—	1,037	1,656	—	—	1,037	1,656	2,693	564	2003	05/06	40
Terre Haute, IN	—	1,314	2,249	—	—	1,314	2,249	3,563	766	2003	05/06	40
Vincennes, IN	—	502	880	—	—	502	880	1,382	300	2004	05/06	40
Hialeah, FL	—	263	69	—	—	263	(i)	263	(i)	(i)	09/06	(i)
Anderson, SC	—	273	820	—	—	273	820	1,093	296	1989	12/10	25
Anderson, SC	—	176	436	—	—	176	436	612	132	2000	12/10	30
Asheville, NC	—	408	732	—	—	408	732	1,140	265	1992	12/10	25
Asheville, NC	—	252	483	—	—	252	483	735	175	1993	12/10	25
Black Mountain, NC	—	149	313	—	—	149	313	462	113	1992	12/10	25
Blue Ridge, GA	—	276	553	—	—	276	553	829	200	1992	12/10	25
Cedartown, GA	—	353	890	—	—	353	890	1,243	322	1990	12/10	25
Duncan, SC	—	280	483	—	—	280	483	763	146	1999	12/10	30
Easley, SC	—	444	818	—	—	444	818	1,262	296	1991	12/10	25
Fort Payne, AL	—	362	533	—	—	362	533	895	193	1989	12/10	25
Franklin, NC	—	472	687	—	—	472	687	1,159	248	1992	12/10	25
Gaffney, SC	—	388	940	—	—	388	940	1,328	283	1998	12/10	30
Greenville, SC	—	169	330	—	—	169	330	499	119	1990	12/10	25
Greenville, SC	—	414	810	—	—	414	810	1,224	244	1995	12/10	30
Hendersonville, NC	—	569	1,163	—	—	569	1,163	1,732	421	1988	12/10	25
Inman, SC	—	223	502	—	—	223	502	725	151	1999	12/10	30
Lavonia, GA	—	122	359	—	—	122	359	481	108	1999	12/10	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Madison, AL	—	498	886	—	—	498	886	1,384	320	1985	12/10	25
Oneonta, AL	—	362	881	—	—	362	881	1,243	319	1992	12/10	25
Piedmont, SC	—	249	702	—	—	249	702	951	212	2000	12/10	30
Pisgah Forest, NC	—	260	672	—	—	260	672	932	203	1998	12/10	30
Rainsville, AL	—	411	1,077	—	—	411	1,077	1,488	325	1998	12/10	30
Seneca, SC	—	304	807	—	—	304	807	1,111	292	1993	12/10	25
Simpsonville, SC	—	635	1,022	—	—	635	1,022	1,657	370	1991	12/10	25
Spartanburg, SC	—	492	949	—	—	492	949	1,441	286	1993	12/10	30
Spartanburg, SC	—	239	496	—	—	239	496	735	150	1992	12/10	30
Sylva, NC	—	580	786	—	—	580	786	1,366	237	1994	12/10	30
Toccoa, GA	—	201	600	—	—	201	600	801	181	1993	12/10	30
Anderson, IN	—	313	1,338	—	—	313	1,338	1,651	269	2008	12/12	35
Bloomington, IN	—	275	1,026	—	—	275	1,026	1,301	289	1988	12/12	25
Bloomington, IN	—	332	1,234	—	—	332	1,234	1,566	248	2009	12/12	35
Carmel, IN	—	360	1,546	—	—	360	1,546	1,906	363	1994	12/12	30
Daleville, IN	—	209	893	—	—	209	893	1,102	210	1995	12/12	30
Edinburgh, IN	—	313	1,338	—	—	313	1,338	1,651	269	2007	12/12	35
Evansville, IN	—	209	1,092	—	—	209	1,092	1,301	220	2008	12/12	35
Indianapolis, IN	—	304	1,206	—	—	304	1,206	1,510	243	2010	12/12	35
Indianapolis, IN	—	209	799	—	—	208	799	1,007	187	1994	12/12	30
Indianapolis, IN	—	351	1,452	—	—	351	1,452	1,803	341	2005	12/12	30
Indianapolis, IN	—	247	931	—	—	247	931	1,178	219	1995	12/12	30
Indianapolis, IN	—	256	1,102	—	—	256	1,102	1,358	222	2008	12/12	35
Indianapolis, IN	—	285	1,225	—	—	285	1,225	1,510	246	2008	12/12	35
Jasper, IN	—	200	960	—	—	200	960	1,160	225	1992	12/12	30
New Castle, IN	—	427	1,830	—	—	427	1,830	2,257	430	2006	12/12	30
Owensboro, KY	—	436	1,119	—	—	436	1,119	1,555	225	2010	12/12	35
Connersville, IN	—	136	1,280	—	—	136	1,280	1,416	275	1991	07/13	30
Linton, IN	—	155	1,203	—	—	155	1,203	1,358	259	1996	07/13	30
Owensboro, KY	—	136	1,549	—	—	136	1,549	1,685	333	1998	07/13	30
Arnold, MO	—	436	698	—	—	436	698	1,134	178	1991	08/13	25
Collinsville, IL	—	368	1,713	—	—	368	1,713	2,081	437	1993	08/13	25
East Alton, IL	—	271	1,008	—	—	271	1,008	1,279	214	1991	08/13	30
Edwardsville, IL	—	310	1,549	—	—	310	1,549	1,859	329	1987	08/13	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Eureka, MO	—	466	466	—	—	466	466	932	119	1984	08/13	25
Granite City, IL	—	707	852	—	—	707	852	1,559	155	2006	08/13	35
Hazelwood, MO	—	513	1,470	—	—	513	1,470	1,983	312	1991	08/13	30
Maryland Heights, MO	—	407	862	—	—	407	862	1,269	183	1991	08/13	30
O'Fallon, MO	—	445	1,770	—	—	445	1,770	2,215	376	1985	08/13	30
O'Fallon, MO	—	580	1,403	—	—	580	1,403	1,983	256	2003	08/13	35
St. Charles, MO	—	581	872	—	—	580	872	1,452	185	2000	08/13	30
St. Louis, MO	—	252	1,047	—	—	252	1,047	1,299	267	1981	08/13	25
St. Louis, MO	—	465	1,171	—	—	465	1,171	1,636	213	2009	08/13	35
St. Louis, MO	—	252	785	—	—	252	785	1,037	167	1990	08/13	30
Fayetteville, NC	—	269	1,771	—	—	269	1,771	2,040	393	1993	06/14	25
Fayetteville, NC	—	448	1,334	—	—	448	1,334	1,782	246	1998	06/14	30
Fayetteville, NC	—	289	1,205	—	—	289	1,205	1,494	223	1998	06/14	30
Fayetteville, NC	—	686	1,631	—	—	686	1,631	2,317	362	1992	06/14	25
Fayetteville, NC	—	607	1,135	—	—	577	1,135	1,712	252	1982	06/14	25
Fayetteville, NC	—	388	1,552	—	—	388	1,552	1,940	287	1996	06/14	30
Fayetteville, NC	—	298	1,989	—	—	298	1,989	2,287	367	2005	06/14	30
Fayetteville, NC	—	149	1,652	—	—	149	1,652	1,801	366	1988	06/14	25
Fayetteville, NC	—	497	1,691	—	—	497	1,691	2,188	312	2008	06/14	30
Holly Ridge, NC	—	189	1,791	—	—	189	1,791	1,980	284	2012	06/14	35
Hope Mills, NC	—	438	2,138	—	—	438	2,138	2,576	474	1990	06/14	25
Jacksonville, NC	—	428	2,327	—	—	428	2,327	2,755	516	1993	06/14	25
Jacksonville, NC	—	388	2,347	—	—	388	2,347	2,735	372	2007	06/14	35
Jacksonville, NC	—	577	1,304	—	—	577	1,304	1,881	206	2013	06/14	35
Jacksonville, NC	—	398	2,069	—	—	398	2,069	2,467	382	1994	06/14	30
Leland, NC	—	289	1,205	—	—	289	1,205	1,494	191	2008	06/14	35
Lumberton, NC	—	368	2,208	—	—	368	2,208	2,576	408	2003	06/14	30
Midway Park, NC	—	467	2,069	—	—	467	2,069	2,536	459	1993	06/14	25
Pembroke, NC	—	438	1,095	—	—	438	1,095	1,533	202	2008	06/14	30
Saint Pauls, NC	—	419	767	—	—	419	767	1,186	142	2008	06/14	30
Shallotte, NC	—	329	827	—	—	329	827	1,156	131	2011	06/14	35
Spring Lake, NC	—	408	2,009	—	—	408	2,009	2,417	318	2009	06/14	35
Whiteville, NC	—	179	1,315	—	—	179	1,315	1,494	208	2010	06/14	35
Wilmington, NC	—	547	1,423	—	—	547	1,423	1,970	225	2013	06/14	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Wilmington, NC	—	239	1,463	—	—	239	1,463	1,702	232	2013	06/14	35
Wilmington, NC	—	587	2,277	—	—	587	2,277	2,864	361	2006	06/14	35
Swansboro, NC	—	430	1,359	—	—	430	1,359	1,789	160	2015	04/15	40
Buffalo Grove, IL	—	234	1,236	—	—	234	1,236	1,470	187	1987	03/16	25
Columbia City, IN	—	122	1,535	—	—	122	1,535	1,657	233	1990	03/16	25
Dowagiac, MI	—	131	1,236	—	—	131	1,236	1,367	156	1999	03/16	30
Edwardsburg, MI	—	47	1,479	—	—	47	1,479	1,526	187	1998	03/16	30
Elkhart, IN	—	393	1,618	—	—	393	1,618	2,011	175	2008	03/16	35
Fox Lake, IL	—	309	1,376	—	—	309	1,376	1,685	174	2006	03/16	30
Freeport, IL	—	84	2,141	—	—	84	2,141	2,225	271	1999	03/16	30
Kendallville, IN	—	150	1,637	—	—	150	1,637	1,787	207	1992	03/16	30
Knox, IN	—	66	1,255	—	—	66	1,255	1,321	190	1993	03/16	25
Lake Delton, WI	—	815	599	—	—	815	599	1,414	65	2011	03/16	35
Lake In The Hills, IL	—	402	2,029	—	—	366	2,029	2,395	256	1998	03/16	30
Ligonier, IN	—	216	1,021	—	—	216	1,021	1,237	129	2000	03/16	30
Lindenhurst, IL	—	609	768	—	—	609	768	1,377	97	1999	03/16	30
McHenry, IL	—	468	1,814	—	—	468	1,814	2,282	229	2006	03/16	30
Monroe, WI	—	515	1,030	—	—	515	1,030	1,545	130	1999	03/16	30
Mundelein, IL	—	178	1,134	—	—	178	1,134	1,312	143	1999	03/16	30
Mundelein, IL	—	131	1,544	—	—	131	1,544	1,675	195	2004	03/16	30
Nappanee, IN	—	178	1,404	—	—	178	1,404	1,582	152	2008	03/16	35
Portage, WI	—	197	1,479	—	—	197	1,479	1,676	187	1999	03/16	30
Richland Center, WI	—	215	1,236	—	—	215	1,236	1,451	156	2000	03/16	30
Rochester, IN	—	215	1,787	—	—	215	1,787	2,002	271	1993	03/16	25
Rockford, IL	—	328	1,413	—	—	328	1,413	1,741	179	1999	03/16	30
Roscoe, IL	—	346	1,479	—	—	346	1,479	1,825	160	2010	03/16	35
Roseland, IN	—	496	880	—	—	496	880	1,376	111	2001	03/16	30
Round Lake Beach, IL	—	159	2,169	—	—	159	2,169	2,328	274	2005	03/16	30
South Bend, IN	—	291	788	—	—	291	788	1,079	100	2006	03/16	30
South Bend, IN	—	365	1,170	—	—	365	1,170	1,535	127	2014	03/16	35
South Bend, IN	—	365	965	—	—	365	965	1,330	105	2010	03/16	35
St. Joseph, MI	—	94	1,413	—	—	94	1,413	1,507	153	2007	03/16	35
Watervliet, MI	—	281	1,105	—	—	281	1,105	1,386	140	2000	03/16	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Wauconda, IL	—	169	1,358	—	—	169	1,358	1,527	172	2001	03/16		30
Waukegan, IL	—	570	1,674	—	—	570	1,674	2,244	254	1997	03/16		25
West Baraboo, WI	—	150	1,348	—	—	150	1,348	1,498	170	1999	03/16		30
Wheeling, IL	—	486	1,861	—	—	486	1,861	2,347	235	2000	03/16		30
Winnebago, IL	—	131	1,041	—	—	131	1,041	1,172	113	2009	03/16		35
Wisconsin Dells, WI	—	365	1,095	—	—	365	1,095	1,460	138	1999	03/16		30
Zion, IL	—	150	1,554	—	—	150	1,554	1,704	168	2008	03/16		35

Taco Bueno:
Moore, OK	—	624	507	—	—	624	507	1,131	60	2015	01/15		40
Flower Mound, TX	—	1,056	—	617	—	1,056	617	1,673	43	2017	04/16	(m)	40
Sulphur Springs, TX	—	512	—	607	—	512	607	1,119	39	2017	03/17	(m)	40

Taco Cabana:
Austin, TX	—	561	1,227	—	—	561	1,227	1,788	171	1994	02/15		35
Houston, TX	—	1,070	978	—	—	1,016	978	1,994	191	1998	02/15		25
Houston, TX	—	667	852	—	—	667	852	1,519	138	2000	02/15		30
Houston, TX	—	590	1,284	—	—	590	1,284	1,874	209	1987	02/15		30
San Antonio, TX	—	492	1,283	—	—	492	1,283	1,775	179	1995	02/15		35

Tamarind Restaurant:
Tucson, AZ	—	996	—	2,742	—	996	2,742	3,738	842	2007	12/06	(m)	40

Texas Roadhouse:
Grand Junction, CO	—	584	920	—	—	584	920	1,504	415	1997	12/01		40
Palm Bay, FL	—	1,035	1,512	—	—	1,035	1,512	2,547	430	2004	06/11		30

TGI Friday's:
Corpus Christi, TX	—	1,210	1,532	—	—	1,157	1,532	2,689	691	1995	12/01		40

The Beach:
Mason, OH	—	1,707	1,303	—	—	1,707	1,303	3,010	354	1985	03/13		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
The Containter Store:
Plano, TX	—	1,758	5,115	—	—	1,758	5,115	6,873	968	2009	05/13		35

The Shack:
Overland Park, KS	—	1,166	—	1,741	—	1,166	1,741	2,907	354	2011	04/11	(m)	40

The Snooty Fox:
Cincinnati, OH	—	282	521	403	—	543	662	1,205	274	1998	12/01		40

The Tile Shop:
Scarsdale, NY	—	4,509	2,454	352	—	4,509	2,807	7,316	1,041	1996	09/97		40
Buford, GA	—	1,267	2,406	25	—	1,267	2,430	3,697	936	2003	07/04		40

Third Federal Savings:
Parma, OH	—	370	238	1,100	—	370	1,338	1,708	824	1977	09/06		20

Tile Outlets of America:
Sarasota, FL	—	1,168	1,904	793	—	1,228	2,639	3,867	990	1988	09/97		40

Tire Engineers:
Amarillo, TX	—	244	713	—	—	244	713	957	62	2001	05/17		30
Columbia, SC	—	411	812	—	—	411	812	1,223	71	2007	05/17		30
Columbia, SC	—	345	453	—	—	345	453	798	48	1973	05/17		25
Lexington, SC	—	536	1,237	—	—	536	1,237	1,773	108	2001	05/17		30
Orangeburg, SC	—	327	445	—	—	327	445	772	39	2005	05/17		30
West Columbia, SC	—	486	1,546	—	—	486	1,546	2,032	135	2008	05/17		30
Pooler, GA	—	764	—	1,303	—	764	1,303	2,067	61	2017	08/17	(m)	40

Tire Kingdom:
Sanford, FL	—	1,157	1,887	—	—	1,157	1,887	3,044	128	2006	12/17		30

Tire Zone:
Warrenton, VA	—	123	66	—	—	123	66	189	59	1939	02/11		10

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
TitleMax:
Geneva, IL	—	473	436	—	—	484	375	859	176	1996	12/01	40
Mobile, AL	—	491	498	—	—	491	498	989	225	1997	12/01	40
Dallas, TX	—	1,554	1,229	46	—	1,554	1,275	2,829	458	1982	06/05	40
Aiken, SC	—	442	646	—	—	442	646	1,088	245	1989	08/08	30
Anniston, AL	—	160	453	—	—	160	453	613	129	2008	08/08	40
Berkeley, MO	—	237	282	—	—	237	282	519	160	1961	08/08	20
Cheraw, SC	—	88	330	—	—	88	330	418	150	1976	08/08	25
Columbia, SC	—	212	319	—	—	212	319	531	121	1987	08/08	30
Dalton, GA	—	178	347	—	—	178	347	525	158	1972	08/08	25
Darlington, SC	—	47	267	—	—	47	267	314	122	1973	08/08	25
Fairfield, AL	—	133	178	—	—	133	178	311	81	1974	08/08	25
Gadsden, AL	—	250	389	—	—	250	389	639	111	2007	08/08	40
Hueytown, AL	—	135	93	—	—	135	93	228	93	1948	08/08	10
Jonesboro, GA	—	675	292	—	—	675	292	967	133	1970	08/08	25
Lawrenceville, GA	—	370	332	—	—	370	332	702	126	1986	08/08	30
Lewisburg, TN	—	70	298	—	—	70	298	368	97	1998	08/08	35
Macon, GA	—	103	290	—	—	103	290	393	165	1967	08/08	20
Marietta, GA	—	285	278	—	—	285	278	563	158	1967	08/08	20
Memphis, TN	—	226	444	—	—	226	444	670	168	1986	08/08	30
Memphis, TN	—	111	237	—	—	111	237	348	90	1981	08/08	30
Montgomery, AL	—	96	233	—	—	96	233	329	106	1970	08/08	25
Nashville, TN	—	256	301	—	—	256	301	557	114	1982	08/08	30
Nashville, TN	—	268	276	—	—	268	276	544	126	1978	08/08	25
Norcross, GA	—	599	350	—	—	599	350	949	159	1975	08/08	25
Pulaski, TN	—	109	361	—	—	109	361	470	137	1986	08/08	30
Riverdale, GA	—	877	400	—	—	877	400	1,277	182	1978	08/08	25
Springfield, MO	—	220	400	—	—	220	400	620	182	1979	08/08	25
Springfield, MO	—	125	230	—	—	125	230	355	105	1979	08/08	25
St. Louis, MO	—	134	398	—	—	134	398	532	129	1993	08/08	35
St. Louis, MO	—	244	288	—	—	244	288	532	131	1971	08/08	25
Sylacauga, AL	—	94	191	—	—	94	191	285	72	1986	08/08	30
Taylors, SC	—	299	372	—	—	299	372	671	121	1999	08/08	35
Bay Minette, AL	—	51	113	—	—	51	113	164	40	1980	01/11	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
N. Richland Hills, TX	—	132	132	—	—	132	132	264	59	1976	01/11		20
Petersburg, VA	—	139	366	—	—	139	366	505	163	1979	02/11		20
Savannah, GA	—	231	361	—	—	231	361	592	159	1972	03/11		20
Fort Worth, TX	—	131	312	—	—	119	312	431	110	1985	03/11		25
Hoover, AL	—	378	546	—	—	378	546	924	192	1970	03/11		25
Eufaula, AL	—	61	360	—	—	61	360	421	121	1980	08/11		25
Kansas City, MO	—	69	129	—	—	69	129	198	54	1920	08/11		20
Arnold, MO	—	321	120	—	—	321	120	441	49	1960	10/11		20
Bristol, VA	—	199	517	—	—	199	517	716	141	2001	10/11		30
Fairview Heights, IL	—	93	185	—	—	93	185	278	61	1979	10/11		25
Florissant, MO	—	143	153	—	—	143	153	296	50	1974	10/11		25
Greenville, SC (n)	—	602	612	—	—	602	612	1,214	201	2008	10/11		25
Jonesboro, GA	—	301	683	—	—	301	683	984	160	2007	10/11		35
Olive Branch, MS	—	121	312	—	—	121	312	433	102	1978	10/11		25
Sugar Creek, MO	—	202	181	—	—	202	181	383	60	1978	10/11		25
Roanoke, VA	—	158	207	—	—	158	207	365	76	1950	08/12		20
Fredericksburg, VA	—	228	555	—	—	228	555	783	162	1989	09/12		25
Florissant, MO	—	119	288	—	—	119	288	407	81	1970	12/12		25
Savannah, GA	—	259	359	—	—	259	359	618	68	2012	05/13		35
South Boston, VA	—	163	133	—	—	163	133	296	44	1980	05/13		20
O'Fallon, MO	—	75	261	—	—	75	261	336	65	1981	11/13		25
Crest Hill, IL	—	92	323	—	—	92	323	415	77	1963	03/15		20
St. Louis, MO	—	76	237	—	—	76	237	313	57	1953	03/15		20

T-Mobile:
El Reno, OK	—	517	—	605	—	517	605	1,122	40	2017	03/17	(m)	40

Tony's Tires:
Montgomery, AL	—	593	1,187	43	—	593	1,229	1,822	428	1998	12/05		40

TopGolf:
Chesterfield, MO	—	4,577	—	21,260	—	4,705	21,260	25,965	731	2018	06/17	(m)	40
Tucson, AZ	—	3,591	—	16,026	—	3,591	16,026	19,617	818	2017	07/17	(m)	40
Glendale, AZ	—	5,721	—	18,703	—	5,721	18,703	24,424	604	2018	02/18	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Lake Mary, FL	—	5,550	—	—	—	5,550	(e)	5,550	(e)	(e)	04/19	(m)	(e)

Tutor Time:
Elk Grove, CA	—	1,216	2,786	9	—	1,216	2,750	3,966	731	2009	09/08		40

Twin Peaks:
Beaumont, TX	—	439	1,363	365	—	864	1,490	2,354	631	2000	12/01	(g)	40
Olathe, KS	—	525	731	—	—	525	731	1,256	194	2005	09/10		35

ULTA Salon, Cosmetics and Fragrance:
Florissant, MO	—	423	499	1,444	—	425	1,942	2,367	525	1996	04/03	(g)	40
Lapeer, MI	—	408	2,086	594	—	408	2,625	3,033	693	2007	10/05		40

Ultra Car Wash:
Mobile, AL	—	1,071	1,086	—	—	1,071	1,086	2,157	336	2005	08/07		40
Lilburn, GA	—	1,396	1,119	—	—	1,396	1,119	2,515	325	2004	05/08		40

Uni-Mart:
East Brady, PA	—	269	583	—	—	269	583	852	419	1987	08/05		20
Port Vue, PA	—	824	118	—	—	824	118	942	85	1953	08/05		20
Punxsutawney, PA	—	253	542	—	—	253	542	795	389	1983	08/05		20
Shamokin, PA	—	324	506	—	—	324	506	830	364	1956	08/05		20
Wilkes-Barre, PA	—	178	471	—	—	178	471	649	339	1989	08/05		20
Wilkes-Barre, PA	—	171	422	—	—	171	422	593	304	1999	08/05		20
Williamsport, PA	—	909	122	—	—	909	122	1,031	88	1950	08/05		20
Ashland, PA	—	355	545	—	—	355	545	900	390	1977	09/05		20
Mountaintop, PA	—	423	616	—	—	423	616	1,039	441	1987	09/05		20
Effort, PA	—	1,297	1,202	—	—	1,297	1,202	2,499	419	2000	01/06		40
Milesburg, PA	—	134	373	—	—	134	373	507	130	1987	01/06		40
Punxsutawney, PA	—	294	650	—	—	294	650	944	227	1983	01/06		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
United Rentals:
Cedar Park, TX (n)	—	535	829	—	—	535	829	1,364	312	1990	12/04		40
Clearwater, FL	—	1,173	1,811	—	—	1,173	1,811	2,984	681	2001	12/04		40
Fort Collins, CO (n)	—	2,057	978	—	—	2,057	978	3,035	368	1975	12/04		40
Irving, TX	—	708	911	—	—	708	911	1,619	342	1984	12/04		40
La Porte, TX	—	1,115	2,125	—	—	1,115	2,125	3,240	799	2000	12/04		40
Littleton, CO	—	1,743	1,944	—	—	1,733	1,944	3,677	731	2002	12/04		40
Oklahoma City, OK	—	744	1,265	—	—	744	1,265	2,009	476	1997	12/04		40
Perrysburg, OH	—	642	1,119	—	—	642	1,119	1,761	421	1979	12/04		40
Plano, TX	—	1,030	1,148	—	—	1,030	1,148	2,178	432	1996	12/04		40
Fort Worth, TX	—	1,428	—	—	—	1,428	(i)	1,428	(i)	(i)	01/05		(i)
Fort Worth, TX	—	510	1,128	—	—	510	1,128	1,638	422	1997	01/05		40
Melbourne, FL	—	747	607	—	—	747	607	1,354	222	1970	05/05		40

University of Phoenix:
Glen Allen, VA	—	2,177	2,600	670	—	2,177	3,270	5,447	1,789	1995	06/95		40

Urban Air:
Beaumont, TX	—	941	1,618	2,313	—	941	3,931	4,872	1,047	1992	03/99		40

Urban Tandoor, Indian Wine & Dine:
Colorado Springs, CO	—	321	377	—	—	321	377	698	250	1984	09/06		20

Vacant Land:
Hadley, MA	—	2,824	—	—	—	5	(e)	5	(e)	(e)	02/08		(e)
Bakersfield, CA	—	3,303	3,845	—	—	1,826	(e)	1,826	(e)	(e)	03/08		(e)

Vacant Property:
Baton Rouge, LA	—	609	914	6	—	609	920	1,529	548	1995	12/95	(m)	40
Redding, CA	—	667	2,182	—	—	667	2,182	2,849	1,229	1997	06/97		40
Kelso, WA	—	868	—	1,806	—	868	1,806	2,674	991	1998	09/97	(g)	40
Tigard, OR	—	1,540	2,247	—	—	1,540	2,247	3,787	1,187	1995	11/98		40
Colonial Heights, VA	—	662	610	—	—	662	610	1,272	275	1997	12/01		40
Eden Prairie, MN	—	76	211	110	—	76	321	397	139	1997	12/01		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Geneva, IL	—	653	601	—	—	669	518	1,187	244	1996	12/01		40
Homewood, AL	—	1,032	697	—	—	1,032	697	1,729	314	1997	12/01		40
Lubbock, TX	—	1,007	1,206	—	—	1,007	1,206	2,213	544	1995	12/01		40
Midland, MI	—	231	—	2,705	—	231	2,705	2,936	888	2006	07/03		40
Albany, NY	—	25	867	—	—	25	867	892	332	1994	09/04		40
Temple, TX	—	1,160	1,360	—	—	1,160	1,360	2,520	512	1998	12/04		40
Monticello, NY	—	116	424	—	—	116	424	540	157	1996	03/05		40
Chandler, AZ	—	729	644	—	—	729	644	1,373	468	1984	06/05		20
Houston, TX	—	112	509	302	—	112	811	923	223	1995	12/05		40
Lafayette, LA	—	603	1,149	30	—	603	1,179	1,782	411	1999	12/05		40
Austintown, OH	—	466	397	—	—	466	397	863	264	1980	09/06		20
North Richland Hills, TX	—	500	130	—	—	500	130	630	86	1970	09/06		20
St. Louis, MO	—	520	266	—	—	520	266	786	177	1973	09/06		20
Avon, IN	—	1,302	—	4,178	—	1,302	4,178	5,480	779	2012	12/11	(m)	40
Lincolnshire, IL	—	862	1,574	—	—	862	1,574	2,436	501	1999	01/12		25
Knoxville, TN	—	1,500	5,571	—	—	1,500	5,571	7,071	1,354	1996	09/12		30
Fargo, ND	—	335	2,747	—	—	335	2,747	3,082	553	2008	12/12		35
Chestertown, MD	—	856	290	—	—	856	290	1,146	290	1974	06/13		5
Clearwater, FL	—	433	530	—	—	433	530	963	231	1983	06/13		15
Gulf Breeze, FL	—	1,021	1,382	—	—	1,021	1,382	2,403	904	1960	06/13		10
Lake Placid, FL	—	289	1,402	—	—	289	1,402	1,691	306	1988	06/13		30
Statesville, NC	—	249	653	—	—	249	653	902	102	1960	07/14		35
Riverdale, UT	—	2,294	5,396	—	—	2,294	5,396	7,690	1,052	1991	02/15		25
Spokane, WA	—	2,270	7,975	—	—	2,270	7,975	10,245	1,555	1986	02/15		25
West Bend, WI	—	1,435	7,654	—	—	1,435	7,654	9,089	1,493	1987	02/15		25

Value City Furniture:
White Marsh, MD	—	3,762	—	3,006	—	3,762	3,006	6,768	1,638	1998	10/97	(g)	40

VCA Animal Hospital:
Mission, KS	—	891	3,758	—	—	852	3,758	4,610	976	2000	03/12		30

Verizon Wireless:
Anderson, SC (n)	—	38	—	—	—	38	—	38	(e)	(i)	07/14		(e)
Bristol, VA	—	175	512	—	—	175	512	687	112	2000	07/14		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Amherst, NY	—	230	175	403	—	230	578	808	91	1977	02/15		20
North Olmsted, OH	—	324	1,015	—	—	324	1,015	1,339	86	1983	08/16		40

Vitality Veterinary:
Buford, GA	—	751	1,979	586	—	751	2,565	3,316	837	2003	07/04	(g)	40

Vitamin Shoppe, The:
Cincinnati, OH	—	297	443	385	—	312	813	1,125	356	1999	06/98		40

Vogue Nails & Spa:
Swansea, IL	—	46	132	—	—	46	132	178	45	1997	12/01		40

Walgreens:
Altamonte Springs, FL	—	1,137	2,053	—	—	1,137	(i)	1,137	(i)	(i)	01/96		(i)
Douglasville, GA	—	413	995	—	—	413	995	1,408	595	1996	01/96		40
Conyers, GA	—	575	999	64	—	575	1,063	1,638	570	1997	06/97		40
Orange Beach, AL	—	1,410	1,996	—	—	1,410	1,996	3,406	900	2000	12/01		40
Sunrise, FL	—	1,958	1,401	—	—	1,958	1,401	3,359	582	1994	05/03		40
Saratoga Springs, NY	—	762	591	5,090	—	2,364	3,530	5,894	202	2017	09/04	(o)	40
Tulsa, OK	—	1,193	3,056	—	—	1,193	3,056	4,249	1,111	2003	06/05		40
Boise, ID	—	792	1,875	—	—	792	1,875	2,667	612	2000	03/10		30
Nampa, ID	—	1,062	2,253	—	—	1,062	2,253	3,315	735	2000	03/10		30
Pueblo, CO	—	899	3,313	—	—	899	3,313	4,212	888	2000	12/11		30
Rapid City, SD	—	1,387	2,957	—	—	1,387	2,957	4,344	672	2000	01/12		35
Hamilton, OH	—	731	2,879	—	—	731	2,879	3,610	764	2000	01/12		30
Durham, NC	—	1,553	2,621	—	—	1,553	2,621	4,174	375	1999	09/15		30
Charlotte, NC	—	754	1,708	—	—	754	1,708	2,462	26	1999	08/19		25
Mint Hill, NC	—	972	1,657	—	—	972	1,657	2,629	25	1999	08/19		25

Warehouse Shoe Sale:
Houston, TX	—	2,311	1,628	3,514	—	2,583	4,872	7,455	1,067	1976	03/99	(g)	40

Waterford Nails & Spa:
Orlando, FL	—	40	111	—	—	40	111	151	44	2001	02/04		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Wawa:
Clearwater, FL	—	1,184	2,526	44	—	1,476	(i)	1,476	(i)	(i)	05/93	(i)

Wehrenberg Theater:
Cedar Rapids, IA	—	1,567	8,433	—	—	1,567	8,433	10,000	1,783	2011	07/11	40

Wenco HQ:
Ashland, OH	—	245	1,109	—	—	245	1,109	1,354	57	2014	03/18	35

Wendy's:
Sacramento, CA	—	586	—	—	—	586	(i)	586	(i)	(i)	02/98	(i)
New Kensington, PA	—	501	333	—	—	501	333	834	150	1980	12/01	40
Orland Park, IL	—	562	556	—	—	562	377	939	172	1995	12/01	40
Boerne, TX	—	456	679	—	—	456	679	1,135	191	1986	12/12	25
Brownsburg, IN	—	242	1,483	—	—	242	1,483	1,725	418	1984	12/12	25
Converse, TX	—	301	554	—	—	301	554	855	111	2007	12/12	35
Everett, WA	—	339	1,018	—	—	339	1,018	1,357	239	2000	12/12	30
Everett, WA	—	486	437	—	—	486	437	923	123	1979	12/12	25
Fishers, IN	—	544	514	—	—	510	514	1,024	121	2000	12/12	30
Fishers, IN	—	766	717	—	—	766	717	1,483	168	1990	12/12	30
Henderson, NV	—	370	311	—	—	370	311	681	88	1988	12/12	25
Henderson, NV	—	398	1,028	—	—	398	1,028	1,426	241	1991	12/12	30
Indianapolis, IN	—	417	1,318	—	—	417	1,318	1,735	309	1991	12/12	30
Indianapolis, IN	—	320	602	—	—	320	602	922	141	1998	12/12	30
Indianapolis, IN	—	87	1,009	—	—	87	1,009	1,096	284	1973	12/12	25
Indianapolis, IN	—	252	1,454	—	—	252	1,454	1,706	341	1999	12/12	30
Indianapolis, IN	—	281	1,018	—	—	281	1,018	1,299	239	1996	12/12	30
Indianapolis, IN	—	213	1,444	—	—	213	1,444	1,657	291	2003	12/12	35
Indianapolis, IN	—	320	1,086	—	—	320	1,086	1,406	255	1993	12/12	30
Indianapolis, IN	—	271	1,221	—	—	271	1,221	1,492	344	1974	12/12	25
Las Vegas, NV	—	533	1,424	—	—	533	1,424	1,957	334	2001	12/12	30
Las Vegas, NV	—	368	1,018	—	—	368	1,018	1,386	239	2001	12/12	30
Las Vegas, NV	—	360	253	—	—	360	253	613	71	1980	12/12	25
Lynnwood, WA	—	571	1,695	—	—	571	1,695	2,266	477	1978	12/12	25
N. Las Vegas, NV	—	310	1,463	—	—	310	1,463	1,773	294	2001	12/12	35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Noblesville, IN	—	582	979	—	—	582	979	1,561	230	1998	12/12	30
Port Orchard, WA	—	784	1,540	—	—	784	1,540	2,324	361	1996	12/12	30
Poulsbo, WA	—	620	901	—	—	620	901	1,521	159	2012	12/12	40
San Antonio, TX	—	370	272	—	—	370	272	642	64	1993	12/12	30
San Antonio, TX	—	688	727	—	—	688	727	1,415	171	1993	12/12	30
San Antonio, TX	—	553	892	—	—	303	892	1,195	251	1986	12/12	25
San Antonio, TX	—	931	223	—	—	931	223	1,154	52	1993	12/12	30
San Antonio, TX	—	242	1,067	—	—	242	1,067	1,309	300	1977	12/12	25
Lexington Park, MD	—	327	773	—	—	327	773	1,100	141	1982	07/14	30
Alcoa, TN	—	587	547	—	—	587	547	1,134	133	1977	02/15	20
Lincoln Park, MI	—	326	435	—	—	326	435	761	85	1988	02/15	25
North Canton, OH	—	121	852	—	—	121	852	973	138	1986	02/15	30
Roanoke, VA	—	172	672	—	—	172	672	844	164	1983	02/15	20
Ashland, OH	—	353	2,635	—	—	353	2,635	2,988	157	1993	03/18	30
Ashland, OH	—	265	2,479	—	—	265	2,479	2,744	127	2013	03/18	35
Bellevue, OH	—	176	1,765	—	—	176	1,765	1,941	126	1985	03/18	25
Bluffton, OH	—	98	1,090	—	—	98	1,090	1,188	65	2012	03/18	30
Bucyrus, OH	—	88	2,234	—	—	88	2,234	2,322	160	1984	03/18	25
Millersburg, OH	—	226	1,559	—	—	226	1,559	1,785	93	2002	03/18	30
New Bremen, OH	—	59	1,697	—	—	59	1,697	1,756	122	1988	03/18	25
Norwalk, OH	—	157	3,173	—	—	157	3,173	3,330	162	2014	03/18	35
Ottawa, OH	—	69	1,599	—	—	69	1,599	1,668	95	1998	03/18	30
Parma, OH	—	363	805	—	—	363	805	1,168	58	1983	03/18	25
Shelby, OH	—	59	1,882	—	—	59	1,882	1,941	135	1989	03/18	25
Upper Sandusky, OH	—	167	2,205	—	—	167	2,205	2,372	132	1993	03/18	30
Willard, OH	—	108	1,560	—	—	108	1,560	1,668	93	1995	03/18	30
Wooster, OH	—	255	2,273	—	—	255	2,273	2,528	163	1979	03/18	25
Wooster, OH	—	323	2,791	—	—	323	2,791	3,114	167	1994	03/18	30

Whataburger:
Albuquerque, NM	—	624	419	—	—	624	419	1,043	189	1995	12/01	40

Wherehouse Music:
Independence, MO	—	503	1,209	—	—	503	1,209	1,712	425	1994	12/05	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Winn-Dixie:
Seffner, FL	—	322	1,222	—	—	322	1,222	1,544	495	1983	03/99		40

XLerate Auto Auction:
El Paso, TX	—	2,858	1,133	—	—	2,858	1,133	3,991	161	1987	06/16		25
Jenison, MI	—	1,334	3,513	1,893	—	1,058	4,678	5,736	456	1984	10/16		30
Lubbock, TX	—	301	1,507	58	—	369	905	1,274	113	1980	11/16	(m)	25
Corry, PA	—	300	1,772	—	—	300	1,772	2,072	38	1975	06/19		25
Obetz, OH	—	11,899	14,149	—	—	11,899	14,149	26,048	118	1980	10/19		25

Ziebart:
Maplewood, MN	—	308	311	—	—	308	311	619	116	1990	02/05		40
Middleburg Heights, OH	—	199	148	—	—	199	148	347	55	1961	02/05		40

Leasehold Interests:
Oklahoma City, OK	—	(l)	1,419	—	—	(l)	355	355	210	1997	06/97		5

SUBTOTAL	$11,837	$2,480,496	$4,875,374	$1,113,943	$—	$2,492,984	$5,917,880	$8,410,864	$1,148,277

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:
CVS:
Warr Acres, OK	$—	(l)	$1,365	$—	$—	(l)	(c)	(c)	(c)	1997	06/97	(c)

Denny's:
Stockton, CA	—	940	509	—	—	(d)	(d)	(d)	(d)	1982	09/06	(d)

Jared Jewelers:
Lewisville, TX	—	(l)	1,503	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)

Rite Aid:
Kennett Square, PA	—	(l)	0	1,984	—	(l)	(c)	(c)	(c)	2000	12/00	(c)

Sunshine Energy:
Altamont, KS	—	124	142	—	—	(d)	(d)	(d)	(d)	1979	07/09	(d)

Walgreens:
Arlington, VA	—	(l)	3,201	—	—	(l)	(c)	(c)	(c)	2000	02/02	(c)

SUBTOTAL	$—	$1,064	$6,720	$1,984	$—	$—	$—	$—	$—

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Sale the Company has Invested in:
Fuel-On:
Bloomsburg, PA	$—	$541	$146	$—	$—	$311	$105	$416	$105	1967	08/05	40
Danville, PA	—	180	359	—	—	180	232	412	125	1988	01/06	40

Mister Car Wash:
Houston, TX	—	2,260	1,806	—	—	2,260	1,806	4,066	918	1975	04/07	25

Uni-Mart:
McSherrystown, PA	—	135	365	—	—	135	365	500	127	1988	01/06	40

Vacant Property:
Sacramento, CA	—	1,144	2,961	—	—	1,144	2,462	3,606	1,703	1996	12/96	40
Bay City, MI	—	647	634	—	—	647	561	1,208	282	1997	12/01	40
Chicago, IL	—	90	239	—	—	62	130	192	130	1949	11/11	40

SUBTOTAL	$—	$4,997	$6,510	$—	$—	$4,739	$5,661	$10,400	$3,390

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2019
(dollars in thousands)

(a)	Transactions in real estate and accumulated depreciation during 2019, 2018, and 2017 are summarized as follows:

	2019	2018	2017
Land, buildings, and leasehold interests:
Balance at the beginning of year	$7,883,633	$7,314,132	$6,647,597
Acquisitions, completed construction and tenant improvements	733,376	706,903	744,577
Disposition of land, buildings, and leasehold interests	(138,332)	(109,590)	(73,089)
Provision for loss on impairment of real estate	(29,975)	(27,812)	(4,953)
Balance at the close of year	$8,448,702	$7,883,633	$7,314,132
Accumulated depreciation and amortization:
Balance at the beginning of year	$1,016,271	$881,121	$742,467
Disposition of land, buildings, and leasehold interests	(44,185)	(28,076)	(14,035)
Depreciation and amortization expense	179,581	163,226	152,689
Balance at the close of year	$1,151,667	$1,016,271	$881,121

As of December 31, 2019, 2018, and 2017, the detailed real estate schedule excludes work in progress of $27,438, $8,017 and $41,920, respectively, which is included in the above reconciliation.

(b)
As of December 31, 2019, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 2019, the aggregate cost of the properties owned by NNN that are under operating leases were $8,338,530 and financing leases were $2,703.

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

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2019
(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (b)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:					$—	$—	(a)	$—

(a)	The following shows the changes in the carrying amounts of mortgage loans during the years:

	2019	2018	2017
Balance at beginning of year	$—	$—	$1,250
New mortgage loans	3,100	—	—
Deductions during the year:
Collections of principal	(3,100)	—	(1,250)
Foreclosures	—	—	—
Balance at the close of year	$—	$—	$—

(b)	There were no mortgages outstanding at December 31, 2019, 2018 and 2017.

See accompanying report of independent registered public accounting firm.

See accompanying report of independent registered public accounting firm.