Form 10-Q
period 2020-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2020-05-04
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 001-11290
NATIONAL RETAIL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	56-1431377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
450 South Orange Avenue, Suite 900
Orlando, Florida 32801
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (407) 265-7348
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	NNN	New York Stock Exchange
Depositary Shares, each representing one-hundredth of a share of 5.200% Series F Preferred Stock, $0.01 par value	NNN/PF	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
171,964,151 shares of common stock, $0.01 par value, outstanding as of April 29, 2020.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$7,285,236	$7,286,217
Accounted for using the direct financing method	4,143	4,204
Real estate held for sale	4,498	10,818
Cash and cash equivalents	217,383	1,112
Receivables, net of allowance of $506	4,214	2,874
Accrued rental income, net of allowance of $1,842	28,592	28,897
Debt costs, net of accumulated amortization of $15,939 and $15,574, respectively	2,461	2,783
Other assets	100,523	97,962
Total assets	$7,647,050	$7,434,867
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$—	$133,600
Mortgages payable, including unamortized premium and net of unamortized debt costs	11,895	12,059
Notes payable, net of unamortized discount and unamortized debt costs	3,206,563	2,842,698
Accrued interest payable	41,698	18,250
Other liabilities	85,959	96,578
Total liabilities	3,346,115	3,103,185

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 171,963,354 and 171,694,209 shares issued and outstanding, respectively	1,721	1,718
Capital in excess of par value	4,499,255	4,495,314
Accumulated deficit	(526,684)	(499,229)
Accumulated other comprehensive income (loss)	(18,362)	(11,128)
Total stockholders’ equity of NNN	4,300,930	4,331,675
Noncontrolling interests	5	7
Total equity	4,300,935	4,331,682
Total liabilities and equity	$7,647,050	$7,434,867
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2020	2019
Revenues:
Rental income	$174,547	$163,026
Interest and other income from real estate transactions	516	686
	175,063	163,712
Operating expenses:
General and administrative	10,100	9,521
Real estate	7,635	7,093
Depreciation and amortization	49,188	46,180
Leasing transaction costs	36	52
Impairment losses – real estate, net of recoveries	5,513	3,245
	72,472	66,091
Gain on disposition of real estate	12,770	10,445
Earnings from operations	115,361	108,066
Other expenses (revenues):
Interest and other income	(164)	(1,924)
Interest expense	33,670	29,957
Loss on early extinguishment of debt	16,679	—
	50,185	28,033
Net earnings	65,176	80,033
Earnings attributable to noncontrolling interests	2	(10)
Net earnings attributable to NNN	65,178	80,023
Series E preferred stock dividends	—	(4,097)
Series F preferred stock dividends	(4,485)	(4,485)
Net earnings attributable to common stockholders	$60,693	$71,441
Net earnings per share of common stock:
Basic	$0.35	$0.44
Diluted	$0.35	$0.44
Weighted average number of common shares outstanding:
Basic	171,039,017	161,105,315
Diluted	171,231,828	161,614,074
Other comprehensive income:
Net earnings attributable to NNN	$65,178	$80,023
Amortization of interest rate hedges	383	323
Fair value of forward starting swaps	(7,617)	—
Valuation adjustments – available-for-sale securities	—	116
Realized gain – available-for-sale securities	—	(1,331)
Comprehensive income attributable to NNN	$57,944	$79,131

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY Quarter Ended March 31, 2020 (dollars in thousands, except per share data)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2019	$345,000	$1,718	$4,495,314	$(499,229)	$(11,128)	$4,331,675	$7	$4,331,682
Net earnings	—	—	—	65,178	—	65,178	(2)	65,176
Dividends declared and paid:
$0.325 per depositary share of Series F preferred stock	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.515 per share of common stock	—	—	620	(88,148)	—	(87,528)	—	(87,528)
Issuance of common stock:
6,112 shares – director compensation	—	—	298	—	—	298	—	298
1,477 shares – stock purchase plan	—	—	76	—	—	76	—	76
253,406 restricted shares – net of forfeitures	—	3	(3)	—	—	—	—	—
Amortization of deferred compensation	—	—	2,950	—	—	2,950	—	2,950
Amortization of interest rate hedges	—	—	—	—	383	383	—	383
Fair value of forward starting swaps	—	—	—	—	(7,617)	(7,617)	—	(7,617)
Balances at March 31, 2020	$345,000	$1,721	$4,499,255	$(526,684)	$(18,362)	$4,300,930	$5	$4,300,935

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY Quarter Ended March 31, 2019 (dollars in thousands, except per share data)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2018	$287,500	$345,000	$1,616	$3,950,055	$(424,225)	$(5,696)	$4,154,250	$355	$4,154,605
Net earnings	—	—	—	—	80,023	—	80,023	10	80,033
Dividends declared and paid:
$0.356250 per depositary share of Series E preferred stock	—	—	—	—	(4,097)	—	(4,097)	—	(4,097)
$0.32500 per depositary share of Series F preferred stock	—	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.50 per share of common stock	—	—	1	5,159	(80,566)	—	(75,406)	—	(75,406)
Issuance of common stock:
8,007 shares – director compensation	—	—	—	322	—	—	322	—	322
2,324 shares – stock purchase plan	—	—	—	119	—	—	119	—	119
259,650 restricted shares – net of forfeitures	—	—	3	(3)	—	—	—	—	—
Stock issuance costs	—	—	—	(42)	—	—	(42)	—	(42)
Amortization of deferred compensation	—	—	—	2,225	—	—	2,225	—	2,225
Amortization of interest rate hedges	—	—	—	—	—	323	323	—	323
Valuation adjustments – available-for-sale securities	—	—	—	—	—	116	116	—	116
Realized gain – available-for-sale securities	—	—	—	—	—	(1,331)	(1,331)	—	(1,331)
Other	—	—	—	—	505	—	505	—	505
Balances at March 31, 2019	$287,500	$345,000	$1,620	$3,957,835	$(432,845)	$(6,588)	$4,152,522	$365	$4,152,887

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$65,176	$80,033
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,188	46,180
Impairment losses – real estate, net of recoveries	5,513	3,245
Loss on early extinguishment of debt	16,679	—
Amortization of notes payable discount	1,897	425
Amortization of debt costs	1,816	920
Amortization of mortgages payable premium	(21)	(21)
Amortization of interest rate hedges	383	323
Settlement of forward starting swaps	(13,141)	—
Gain on disposition of real estate	(12,770)	(10,445)
Performance incentive plan expense	3,078	2,787
Performance incentive plan payment	(846)	(775)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in real estate leased to others using the direct financing method	61	172
Decrease (increase) in receivables	(1,340)	887
Increase in accrued rental income	(61)	(747)
Decrease (increase) in other assets	183	(12)
Increase in accrued interest payable	23,448	27,937
Decrease in other liabilities	(11,299)	(7,315)
Other	140	(218)
Net cash provided by operating activities	128,084	143,376
Cash flows from investing activities:
Proceeds from the disposition of real estate	33,384	16,909
Additions to real estate:
Accounted for using the operating method	(64,197)	(112,130)
Principal payments received on mortgages and notes receivable	100	—
Other	59	2,191
Net cash used in investing activities	(30,654)	(93,030)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2020	2019
Cash flows from financing activities:
Proceeds from line of credit payable	$311,000	$—
Repayment of line of credit payable	(444,600)	—
Repayment of mortgages payable	(147)	(141)
Proceeds from notes payable	692,646	—
Repayment of notes payable	(325,000)	—
Payment for early extinguishment of debt	(16,679)	—
Payment of debt issuance costs	(6,397)	(40)
Proceeds from issuance of common stock	696	5,279
Stock issuance costs	(45)	(42)
Payment of Series E preferred stock dividends	—	(4,097)
Payment of Series F preferred stock dividends	(4,485)	(4,485)
Payment of common stock dividends	(88,148)	(80,566)
Net cash provided by (used in) financing activities	118,841	(84,092)
Net increase (decrease) in cash, cash equivalents and restricted cash	216,271	(33,746)
Cash, cash equivalents and restricted cash at beginning of period(1)	1,112	114,267
Cash, cash equivalents and restricted cash at end of period(1)	$217,383	$80,521
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$6,613	$499
Supplemental disclosure of noncash investing and financing activities:
Decrease in other comprehensive income	$7,234	$892
Right-of-use assets recorded in connection with lease liabilities	$—	$7,735
Work in progress accrual balance	$24,579	$21,670
Mortgage receivable accepted in connection with real estate transactions	$3,000	$3,100
  (1) Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN had no restricted cash and cash held in escrow at March 31, 2020 and 2019.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

March 31, 2020
Property Portfolio:
Total properties	3,125
Gross leasable area (square feet)	32,500,000
States	48
Weighted average remaining lease term (years)	11.1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2020, may not be indicative of the results that may be expected for the year ending December 31, 2020. See "Footnote 8 – Subsequent Events." Amounts as of December 31, 2019 included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2019.
Principles of Consolidation – NNN’s condensed consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates, including transactions whereby NNN has been determined to be the primary beneficiary in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications ("ASC") guidance included in Consolidation. All significant intercompany account balances and transactions have been eliminated.
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $466,000 and $126,000 in capitalized interest during the development period for the quarter ended March 31, 2020 and 2019, respectively.
Purchase Accounting for Acquisition of Real Estate Subject to a Lease – In accordance with the FASB guidance on business combinations, consideration for the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and, if applicable, to identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, as applicable, based on their respective fair values.
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
Lease Accounting – In accordance with FASB Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," ("ASC 842") NNN used the modified retrospective approach in which the cumulative effect of applying the new standard was recognized at the date of initial application with a positive adjustment to NNN’s opening balance of accumulated deficit. The modified retrospective approach provides a method for recording existing leases upon adoption, which in comparative periods approximates the results of a full retrospective approach. NNN elected the package of practical expedients permitted under the transition guidance (which included: (i) an entity need not reassess whether any expired or existing contracts are or contain leases, (ii) an entity need not reassess the lease classification for any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases), the land easement practical expedient to carry forward existing accounting treatment on existing land easements, and the lease and non-lease component combined practical expedient.
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
NNN recorded Right-Of-Use ("ROU") assets and operating lease liabilities of approximately $7,735,000 and $10,155,000 respectively, as of January 1, 2019.
In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. NNN is currently evaluating the impact of this guidance and whether NNN will make this policy election for lease concessions such as rent deferrals for the quarter ended June 30, 2020.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $31,140,000 and $26,932,000, as of March 31, 2020 and December 31, 2019, respectively, are included in notes payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $7,492,000 and $8,962,000, respectively.
Impairment – Real Estate – Based upon certain events or changes in circumstances, management periodically assesses its Properties for possible impairment whenever the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are currently vacant or become vacant in a reasonable period of time. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term. NNN intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment.

Credit Losses on Financial Instruments – Effective January 1, 2020, NNN adopted FASB ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” (“ASC 326”). The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
ASU 326 requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. The new guidance requires a lifetime credit loss expected at inception and requires pooling of assets, which share similar risk characteristics. NNN is required to evaluate current economic conditions, as well as, make future expectations of economic conditions. In addition, the measurement of the expected credit loss is over the asset’s contractual term.
During the quarter ended March 31, 2020, NNN recorded a mortgage receivable of $2,737,000 included in other assets on the Condensed Consolidated Balance Sheets, net of $174,000 allowance for credit loss. NNN measures the allowance for credit loss based on the fair value of the collateral and the historical collectability trend analysis over 15 years.
Adoption of ASC 326 did not materially impact NNN’s financial position or results of operations and had no impact on cash flows.
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
The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended March 31,
	2020	2019
Basic and Diluted Earnings:
Net earnings attributable to NNN	$65,178	$80,023
Less: Series E preferred stock dividends	—	(4,097)
Less: Series F preferred stock dividends	(4,485)	(4,485)
Net earnings available to NNN’s common stockholders	60,693	71,441
Less: Earnings allocated to unvested restricted shares	(160)	(116)
Net earnings used in basic and diluted earnings per share	$60,533	$71,325

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	171,827,815	161,785,877
Less: Unvested restricted stock	(311,553)	(232,795)
Less: Unvested contingent restricted shares	(477,245)	(447,767)
Weighted average number of shares outstanding used in basic earnings per share	171,039,017	161,105,315
Other dilutive securities	192,811	508,759
Weighted average number of shares outstanding used in diluted earnings per share	171,231,828	161,614,074

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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) (dollars in thousands):

	Gain or Loss on Cash Flow Hedges (1)
Beginning balance, December 31, 2019	$(11,128)

Other comprehensive income	(7,617)
Reclassifications from accumulated other comprehensive income to net earnings	383	(2)
Net current period other comprehensive income (loss)	(7,234)
Ending balance, March 31, 2020	$(18,362)
(1) Additional disclosure is included in Note 6 – Derivatives.
(2) Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income.
New Accounting Pronouncements – In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” ("ASU 2019-12"), effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. NNN is currently evaluating to determine the potential impact the adoption of ASU 2019-12 will have on NNN's financial position or results of operations.
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
Reclassification – Certain items in the prior year’s condensed consolidated financial statements and notes to condensed consolidated financial statements have been reclassified to conform to the 2020 presentation.

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

March 31, 2020
Lease classification:
Operating	3,141
Direct financing	6
Weighted average remaining lease term (years)	11.1

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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following at (dollars in thousands):

	March 31, 2020	December 31, 2019
Land and improvements(1)	$2,489,398	$2,490,959
Buildings and improvements	5,943,971	5,913,799
Leasehold interests	355	355
	8,433,724	8,405,113
Less accumulated depreciation and amortization	(1,187,925)	(1,146,334)
	7,245,799	7,258,779
Work in progress for buildings and improvements	39,437	27,438
	$7,285,236	$7,286,217

(1) Includes $16,618 and $16,930 in land for Properties under construction at March 31, 2020 and December 31, 2019, respectively.
NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended March 31,
	2020	2019
Rental income from operating leases	$168,733	$158,398
Earned income from direct financing leases	164	213
Percentage rent	403	422
Real estate expense reimbursement from tenants	5,247	3,993
	$174,547	$163,026

Some leases provide for a free rent term or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the quarter ended March 31, 2020 and 2019, NNN recognized ($177,000) and $630,000, respectively, of such income, net of reserves. At March 31, 2020 and December 31, 2019, the balance of accrued rental income was $28,592,000 and $28,897,000, respectively, net of allowance of $1,842,000.

Real Estate – Intangibles
In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	March 31, 2020	December 31, 2019
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,845	$15,754
Less: accumulated amortization	(10,090)	(9,897)
Above-market in-place leases, net	$5,755	$5,857

In-place leases	$121,674	$119,846
Less: accumulated amortization	(66,048)	(64,918)
In-place leases, net	$55,626	$54,928

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$42,633	$41,767
Less: accumulated amortization	(26,351)	(26,135)
Below-market in-place leases, net	$16,282	$15,632

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the quarter ended March 31, 2020 and 2019, were $220,000 and $228,000, respectively. The value of in-place leases amortized to expense for the quarter ended March 31, 2020 and 2019, were $2,395,000 and $2,244,000, respectively.
Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant and Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of March 31, 2020, NNN had six of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2019, included 11 Properties, five of which were sold in 2020. Real estate held for sale consisted of the following as of (dollars in thousands):

	March 31, 2020	December 31, 2019
Land and improvements	$3,817	$7,022
Building and improvements	7,972	10,888
	11,789	17,910
Less accumulated depreciation and amortization	(3,953)	(5,334)
Less impairment	(3,338)	(1,758)
	$4,498	$10,818

Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended March 31,
	2020		2019
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Net gain on disposition of real estate	14	$12,770	17	$10,445

Real Estate – Commitments
NNN has committed to fund construction on 17 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of March 31, 2020, are outlined in the table below (dollars in thousands):

Total commitment(1)	$74,525
Less amount funded	56,055
Remaining commitment	$18,470
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are currently vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment.  Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term.  NNN intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment. As a result of the Company's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $5,513,000 and $3,245,000 for the quarter ended March 31, 2020 and 2019, respectively.

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

Note 3 – Line of Credit Payable:
NNN's $900,000,000 unsecured revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $75,996,000 and a weighted average interest rate of 2.5% during the quarter ended March 31, 2020. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $1,600,000,000, subject to lender approval. As of March 31, 2020, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility.

Note 4 – Notes Payable:
In February 2020, NNN filed a prospectus supplement to the prospectus contained in its February 2018 shelf registration statement and, subsequently, in March 2020, issued $400,000,000 aggregate principal amount of 2.500% notes due April 2030 (the “2030 Notes”) and $300,000,000 aggregate principal amount of 3.100% notes due April 2050 (the "2050 Notes" and, together with the 2030 Notes, the "Notes").

The 2030 Notes were sold at a discount with an aggregate purchase price of $398,712,000 with interest payable semi-annually commencing on October 15, 2020. The discount of $1,288,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2030 Notes after accounting for the note discount is 2.536%. NNN previously entered into three forward starting swaps with an aggregate notional amount of $200,000,000. Upon issuance of the 2030 Notes, NNN terminated the forward starting swaps resulting in a loss of $13,141,000, which was deferred in other comprehensive income. The loss is being amortized to interest expense over the term of the 2030 Notes using the effective interest method.

The 2050 Notes were sold at a discount with an aggregate purchase price of $293,934,000 with interest payable semi-annually commencing on October 15, 2020. The discount of $6,066,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2050 Notes after accounting for the note discount is 3.205%.

The Notes are senior unsecured obligations of NNN and are subordinated to all secured indebtedness and to the indebtedness and other liabilities of NNN's subsidiaries. Additionally, the Notes are each redeemable at NNN's option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make-whole amount, if any, as defined in the supplemental indenture dated February 18, 2020, relating to the Notes.

NNN received approximately $395,062,000 and $290,459,000 of net proceeds in connection with the issuance of the 2030 Notes and the 2050 Notes, respectively, after incurring debt issuance costs consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses, totaling $3,650,000 and $3,475,000 for the 2030 Notes and the 2050 Notes, respectively.
On March 20, 2020, NNN redeemed the $325,000,000 3.800% notes payable due October 2022. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $16,679,000, and (ii) accrued and unpaid interest.

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
Dividend Reinvestment and Stock Purchase Plan – In February 2018, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 10,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended March 31,
	2020	2019
Shares of common stock	12,528	101,180
Net proceeds	$696	$5,279

At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM program:

2018 ATM
Established date	February 2018
Termination date	February 2021
Total allowable shares	12,000,000
Total shares issued as of March 31, 2020	9,722,185

There were no common stock issuances pursuant to NNN's ATM equity program for the quarter ended March 31, 2020 and 2019, respectively.

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2020	2019
Series E preferred stock(1):
Dividends	$—	$4,097
Per depositary share	—	0.356250

Series F preferred stock(2):
Dividends	4,485	4,485
Per depositary share	0.325000	0.325000

Common stock:
Dividends	88,148	80,566
Per share	0.515	0.500

(1) The 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock") was redeemed in October 2019. The dividends paid in 2019 include accumulated and unpaid dividends through, but not including, the redemption date.
(2) The 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock") has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
In April 2020, NNN declared a dividend of $0.515 per share, which is payable in May 2020 to its common stockholders of record as of April 30, 2020.

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
When hedge accounting is discontinued, NNN recognizes any changes in its fair value in earnings and continues to carry the derivative on the balance sheet or may choose to settle the derivative at that time with a cash payment or receipt. NNN records a cash settlement of forward starting swaps in the Condensed Consolidated Statements of Cash Flows as an operating activity.

The following table outlines NNN's terminated derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Notes Payable	Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated	Fair Value Deferred In Other Comprehensive Income (1)
2023	April 2013	Four forward starting swaps	$240,000	$3,156	$3,141
2024	May 2014	Three forward starting swaps	225,000	6,312	6,312
2025	October 2015	Four forward starting swaps	300,000	13,369	13,369
2026	December 2016	Two forward starting swaps	180,000	(13,352)	(13,345)
2027	September 2017	Two forward starting swaps	250,000	7,690	7,688
2028	September 2018	Two forward starting swaps	250,000	(4,080)	(4,080)
2030	March 2020	Three forward starting swaps	200,000	13,141	13,141
(1) The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
As of March 31, 2020, $18,362,000 remained in other comprehensive income related to NNN’s previously terminated interest rate hedges. During the quarter ended March 31, 2020 and 2019, NNN reclassified out of other comprehensive income $384,000 and $323,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $2,555,000 will be reclassified as an increase in interest expense from these terminated derivatives. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at March 31, 2020.

Note 7 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at March 31, 2020 and December 31, 2019, approximate fair value based upon current market prices of comparable instruments (Level 3). At March 31, 2020 and December 31, 2019, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $3,277,730,000 and $3,074,538,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 8 – Subsequent Events:
Overview
A novel strain of coronavirus was reported to have surfaced in Wuhan, China in December 2019, and has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly.
The actions taken by the government to mitigate the spread of COVID-19 by ordering closure of many businesses and ordering residents to generally stay at home has resulted in the loss of revenue for many of NNN's tenants and challenged their ability to pay rent. NNN expects these economic hardships to have a negative effect on its financial results, particularly beginning the quarter ending June 30, 2020. Generally, NNN leases do not allow tenants to withhold rent as a result of such closures or reduced operations by tenants.
NNN is actively working with its tenants that have been impacted by the mandated closures or other social-distancing guidelines resulting from the COVID-19 pandemic. As of April 29, 2020, NNN has collected approximately 52% of annualized base rent originally due in April 2020. As of April 29, 2020, certain tenants, representing approximately 37% of annualized base rent, have requested adjustments to their lease terms, primarily consisting of short-term rent deferrals of 30 to 90 days. NNN is negotiating terms with these tenants that would require the deferred rental revenues to be paid at a later time in the lease term, typically over 3 to 18 months with payment beginning in fourth quarter 2020. Rent collections may continue below amounts required under the leases until economic activity materially improves. April rent collections and rent relief requests to-

date may not be indicative of rent collections and requests in the future. Depending upon the duration of impact on tenants and the overall economic downturn resulting from the COVID-19 pandemic, NNN may find deferred rents difficult to collect.
A prolonged imposition of mandated closures or other social-distancing guidelines may adversely impact NNN's tenants’ revenues, and could force tenants to default on their leases, or result in the bankruptcy or insolvency of tenants, which would diminish the rental revenue NNN receives under its leases. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on NNN. Nevertheless, COVID-19 presents material uncertainty and risk with respect to NNN’s performance, business or financial condition, results from operations and cash flows.
NNN is currently deferring material new property investments until there is more visibility on how and when the economy and capital markets might begin to recover from the COVID-19 pandemic.
Business Continuity
The extent of the effects of COVID-19 on NNN's business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See Item "1A. Risk Factors."
NNN was able to transition a large portion of its associates to work remotely and does not anticipate any adverse impact on its ability to continue to operate its business nor have any material adverse impact on NNN's financial reporting systems, internal controls over financial reporting or disclosure controls and procedures.
NNN reviewed its subsequent events and transactions that have occurred after March 31, 2020, the date of the condensed consolidated balance sheet.
There were no other reportable subsequent events or transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2019 ("2019 Annual Report"). The terms “NNN” and the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries.
Forward-Looking Statements
The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). Also, when NNN uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, NNN is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, NNN’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and NNN undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statement:

•	Changes in financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general;

•	Loss of rent from tenants would reduce NNN's cash flow;

•	A significant portion of NNN's annual base rent is concentrated in specific industry classifications, tenants and geographic locations;

•	NNN may not be able to successfully execute its acquisition or development strategies;

•	NNN may not be able to dispose of properties consistent with its operating strategy;

•	Certain provisions of NNN's leases or loan agreements may be unenforceable;

•	Competition from numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede NNN's ability to grow;

•	NNN's loss of key management personnel could adversely affect performance and the value of its securities;

•	Uninsured losses may adversely affect NNN's operating results and asset values;

•	NNN's ability to fully control the management of its net-leased properties may be limited;

•	Vacant properties or bankrupt tenants could adversely affect NNN's business or financial condition;

•	NNN's failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and the market value of NNN's securities;

•	Cybersecurity risks and cyber incidents could adversely affect NNN's business, disrupt operations and expose NNN to liabilities to tenants, employees, capital providers, and other third parties;

•	Future investment in international markets could subject NNN to additional risks.

•	NNN may suffer a loss in the event of a default of or bankruptcy of a tenant or a borrower;

•	Property ownership through joint ventures and partnerships could limit NNN's control of those investments;

•	Acts of violence, terrorist attacks or war may affect the markets in which NNN operates and NNN's results of operations;

•	Changes in accounting pronouncements could adversely impact NNN's or NNN's tenants' reported financial performance;

•	NNN may be unable to obtain debt or equity capital on favorable terms, if at all;

•	The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN's business and financial condition;

•
NNN is obligated to comply with financial and other covenants in its debt instruments that could restrict its operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment of such debt;

•	The market value of NNN's equity and debt securities is subject to various factors that may cause significant fluctuations or volatility;

•	NNN's ability to pay dividends in the future is subject to many factors;

•	The phase-out of LIBOR could affect interest rates under NNN's variable rate debt;

•	Owning real estate and indirect interests in real estate carries inherent risks;

•	NNN's real estate investments are illiquid;

•	NNN may be subject to known or unknown environmental liabilities and hazardous materials on Properties owned by NNN;

•	The cost of complying with changes in governmental laws and regulations may adversely affect NNN's results of operations;

•	NNN's failure to qualify as a REIT for federal income tax purposes could result in significant tax liability;

•	Even if NNN remains qualified as a REIT, NNN faces other tax liabilities that reduce operating results and cash flow;

•	Adverse legislative or regulatory tax changes could reduce NNN's earnings and cash flow and the market value of NNN's securities;

•	Compliance with REIT requirements, including distribution requirements, may limit NNN's flexibility and may negatively affect NNN's operating decisions;

•
The share ownership restrictions of the Internal Revenue Code for REITs and the 9.8% share ownership limit in NNN's charter may inhibit market activity in NNN's shares of stock and restrict NNN's business combination opportunities;

•	Non-compliance with Title III of the Americans with Disabilities Act of 1990 could have an adverse effect on NNN's business and operating results; and

•
An epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the above-mentioned risks, and may significantly disrupt or prevent NNN from operating its business in the ordinary course for an extended period.

Additional information related to these risks and uncertainties are included in "Item 1A. Risk Factors" of NNN's 2019 Annual Report.
These risks and uncertainties may cause NNN's actual future results to differ materially from expected results, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. NNN undertakes no obligation to update or revise such forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN's assets are primarily real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio", or individually a "Property").
As of March 31, 2020, NNN owned 3,125 Properties, with an aggregate gross leasable area of approximately 32,500,000 square feet, located in 48 states, with a weighted average remaining lease term of 11.1 years. Approximately 99 percent of the Properties were leased as of March 31, 2020.
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
Impact of COVID-19 on NNN’s Business
Overview
A novel strain of coronavirus was reported to have surfaced in Wuhan, China in December 2019, and has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency. As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly.
The actions taken by the government to mitigate the spread of COVID-19 by ordering closure of many businesses and ordering residents to generally stay at home has resulted in the loss of revenue for many of NNN's tenants and challenged their ability to pay rent. NNN expects these economic hardships to have a negative effect on its financial results particularly beginning the quarter ending June 30, 2020. Generally, NNN leases do not allow tenants to withhold rent as a result of such closings or reduced operations by tenants.
NNN is actively working with its tenants that have been impacted by the mandated closures or other social-distancing guidelines resulting from the COVID-19 pandemic to understand the implications that the COVID-19 has had on the tenants’ operations. As of April 29, 2020, NNN has collected approximately 52% of annualized base rent originally due in April 2020. As of April 29, 2020, certain tenants, representing approximately 37% of annualized base rent, have requested adjustments to their lease terms, primarily consisting of short-term rent deferrals of 30 to 90 days. NNN is negotiating terms with these tenants that would require the deferred rental revenues to be paid at a later time in the lease term, typically over 3 to 18 months beginning in fourth quarter 2020. Rent collections may continue below amounts required under the leases until economic activity materially improves. April rent collections and rent relief requests to-date may not be indicative of rent collections and requests in the future. Depending upon the duration of impact on tenants and the overall economic downturn resulting from the COVID-19 pandemic, NNN may find deferred rents difficult to collect.
A prolonged imposition of mandated closures or other social-distancing guidelines may adversely impact NNN's tenants’ ability to generate sufficient revenues, and could force tenants to default on their leases, or result in the bankruptcy or insolvency of tenants, which would diminish the rental revenue NNN receives under its leases. Additionally, an increase in the number of vacant properties would increase NNN’s real estate expenses, including expenses associated with ongoing maintenance and repairs, utilities, property taxes and property and liability insurance.
NNN is currently deferring material new property investments until there is more visibility on how and when the economy and capital markets might begin to recover from the COVID-19 pandemic. As of March 31, 2020, NNN has $217,383,000 of cash and cash equivalents and $900,000,000 available for borrowings under its unsecured revolving credit facility. While the impacts of COVID-19 are unknown, NNN currently expects these combined resources, in addition to the cash provided by NNN's operations to be sufficient to meet NNN's demand for funds.
Business Continuity
The extent of the effects of COVID-19 on NNN's business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See "Item 1A. Risk Factors."
NNN was able to transition a large portion of its employees to work remotely and does not anticipate any adverse impact on its ability to continue to operate its business nor have any material adverse impact on NNN's financial reporting systems, internal controls over financial reporting or disclosure controls and procedures.
The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on NNN. Nevertheless, COVID-19 presents material uncertainty and risk with respect to NNN’s performance, business or financial condition, results from operations and cash flows.

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	March 31, 2020	December 31, 2019	March 31, 2019
Properties Owned:
Number	3,125	3,118	2,984
Total gross leasable area (square feet)	32,500,000	32,460,000	30,698,000
Properties:
Leased and unimproved land	3,088	3,086	2,931
Percent of Properties – leased and unimproved land	99%	99%	98%
Weighted average remaining lease term (years)	11.1	11.2	11.4
Total gross leasable area (square feet) – leased	31,910,000	31,818,000	29,618,000

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	March 31, 2020	December 31, 2019	March 31, 2019
1.	Convenience stores	18.1%	18.2%	17.8%
2.	Restaurants – full service	11.0%	11.1%	11.3%
3.	Automotive service	9.9%	9.6%	8.9%
4.	Restaurants – limited service	8.7%	8.8%	9.0%
5.	Family entertainment centers	6.7%	6.7%	7.1%
6.	Health and fitness	5.2%	5.2%	5.5%
7.	Theaters	4.7%	4.7%	4.9%
8.	Recreational vehicle dealers, parts and accessories	3.4%	3.4%	3.5%
9.	Automotive parts	3.1%	3.1%	3.4%
10.	Equipment rental	2.6%	2.6%	1.9%
	Other	26.6%	26.6%	26.7%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2020	2019
Acquisitions:
Number of Properties	21	33
Gross leasable area (square feet)	217,000	434,000
Initial cash yield	6.9%	7.0%
Total dollars invested(1)	$67,197	$116,952
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2020	2019
Number of properties	14	17
Gross leasable area (square feet)	176,000	180,000
Net sales proceeds	$36,266	$19,389
Net gain	$12,770	$10,445

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter ended March 31, 2020, total revenues increased, as compared to the same period in 2019, primarily due to the income generated from Properties acquired during the year ended December 31, 2019 and quarter ended March 31, 2020 (See “Results of Operations – Property Analysis – Property Acquisitions”).
The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended March 31,
			Percent Increase (Decrease)
	2020	2019
Rental Revenues(1)	$169,300	$159,033	6.5%
Real estate expense reimbursement from tenants	5,247	3,993	31.4%
Rental income	174,547	163,026	7.1%
Interest and other income from real estate transactions	516	686	(24.8%)
Total revenues	$175,063	$163,712	6.9%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").
Quarter Ended March 31, 2020 versus Quarter Ended March 31, 2019
Rental Income. Rental income increased for the quarter ended March 31, 2020, as compared to the same period in 2019. The increase for the quarter ended March 31, 2020, is primarily due to a partial year of rental income received as a result of the acquisition of 21 properties with aggregate gross leasable area of approximately 217,000 square feet during 2020 and a full year of rental income received as a result of the acquisition of 210 properties with a gross leasable area of approximately 3,164,000 square feet in 2019.

Analysis of Expenses
General.  Operating expenses increased for the quarter ended March 31, 2020, as compared to the same period in 2019, primarily due to the increase in depreciation expense and impairment losses recognized on real estate. The following table summarizes NNN’s expenses (dollars in thousands):

	Quarter Ended March 31,
			Percent Increase (Decrease)
	2020	2019
General and administrative	$10,100	$9,521	6.1%
Real estate	7,635	7,093	7.6%
Depreciation and amortization	49,188	46,180	6.5%
Leasing transaction costs	36	52	(30.8)%
Impairment losses – real estate, net of recoveries	5,513	3,245	69.9%
Total operating expenses	$72,472	$66,091	9.7%

Interest and other income	$(164)	$(1,924)	(91.5)%
Interest expense	33,670	29,957	12.4%
Loss on early extinguishment of debt	16,679	—	N/C
Total other expenses	$50,185	$28,033	79.0%

As a percentage of total revenues:
General and administrative	5.8%	5.8%
Real estate	4.4%	4.3%
(1) Not calculable ("N/C")
Quarter Ended March 31, 2020 versus Quarter Ended March 31, 2019
General and Administrative.   General and administrative expenses increased in amount but remained flat as a percentage of total revenues for the quarter ended March 31, 2020, as compared to the same period in 2019. The increase in general and administrative expenses for quarter ended March 31, 2020, is primarily attributable to an increase in compensation costs.
Real Estate.   Real estate expenses increased in amount and as a percentage of total revenues for the quarter ended March 31, 2020, as compared to the same period in 2019. The increase is primarily attributable to the increase in reimbursable expenses and partially offset by the decrease in expenses from certain properties that became vacant during the quarter ended March 31, 2020, and during the year ended December 31, 2019.
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount for the quarter ended March 31, 2020, as compared to the same period in 2019. The increase is primarily due to the acquisition of 21 properties with an aggregate gross leasable area of approximately 217,000 square feet in 2020 and 210 properties with an aggregate gross leasable area of approximately 3,164,000 square feet during 2019.
Impairment Losses – real estate, net of recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term. NNN intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment. NNN recognized real estate impairments, net of recoveries of $5,513,000 and $3,245,000 for the quarter ended March 31, 2020 and 2019, respectively.

Interest and Other Income. Interest and other income decreased in amount for the quarter ended March 31, 2020, as compared to the same period in 2019. The decrease is primarily due to the gain of $1,331,000 on sale of equity investments during the quarter ended March 31, 2019.
Interest expense. Interest expense increased for the quarter ended March 31, 2020, as compared to the same period in 2019. The following represents the primary changes in debt that have impacted interest expense (dollars in thousands):

Transaction	Effective Date	Principal	Stated Interest Rate	Original Maturity
Issuance 2030 Notes	March 2020	$400,000	2.500%	April 2030
Issuance 2050 Notes	March 2020	300,000	3.100%	April 2050
Redemption 2022 Notes	March 2020	(325,000)	3.800%	October 2022
Interest expense for the quarter ended March 31, 2020, was also impacted by the increase of $75,996,000 in the weighted average outstanding balance on the Credit Facility. The Credit Facility had no weighted average outstanding balance at March 31, 2019. In addition, interest expense for the quarter ended March 31, 2020, includes $2,291,000 in connection with the early redemption of the 2022 Notes.
Loss on Early Extinguishment of Debt. On March 20, 2020, NNN redeemed the $325,000,000 3.800% notes payable due October 2022. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $16,679,000, and (ii) accrued and unpaid interest.

Liquidity
General.  NNN’s demand for funds has been, and will continue to be, primarily for (i) payment of operating expenses and cash dividends; (ii) Property acquisitions and development; (iii) capital expenditures; (iv) payment of principal and interest on its outstanding indebtedness; and (v) other investments. As of March 31, 2020, NNN has $217,383,000 of cash and cash equivalents and $900,000,000 available for borrowings under its Credit Facility. While the impacts of COVID-19 are unknown, NNN currently expects these combined resources, in addition to the cash provided by NNN's operations to be sufficient to meet NNN's demand for funds. NNN is currently deferring material new property investments until there is more visibility on how and when the economy and capital markets might begin to recover from the COVID-19 pandemic (see "Impact of COVID-19 on NNN's Business").
Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN did not have restricted cash or cash held in escrow as of March 31, 2020 and December 31, 2019. The table below summarizes NNN’s cash flows (dollars in thousands):

	Quarter Ended March 31,
	2020	2019
Cash and cash equivalents:
Provided by operating activities	$128,084	$143,376
Used in investing activities	(30,654)	(93,030)
Provided by (used in) financing activities	118,841	(84,092)
Increase (decrease)	216,271	(33,746)
Net cash at beginning of period	1,112	114,267
Net cash at end of period	$217,383	$80,521

Cash provided by operating activities represents cash received primarily from Rental Revenue and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the quarter ended March 31, 2020 and 2019, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.

NNN’s financing activities for the quarter ended March 31, 2020, included the following significant transactions:

•	$395,062,000 in net proceeds from the issuance in March of the 2.500% notes payable due in April 2030,

•	$290,459,000 in net proceeds from the issuance in March of the 3.100% notes payable due in April 2050,

•	$325,000,000 payment for the early redemption of the 3.800% notes payable in March,

•	$16,679,000 payment of the make-whole amount from the early redemption of the 3.800% notes payable in March,

•	$696,000 in net proceeds from the issuance of 12,528 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$4,485,000 in dividends paid to holders of the depositary shares of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"), and

•	$88,148,000 in dividends paid to common stockholders.
Contractual Obligations and Commercial Commitments. The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of March 31, 2020. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of March 31, 2020.

	Expected Maturity Date (dollars in thousands)
	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt(1)	$3,261,690	$449	$630	$664	$359,947	$350,000	$2,550,000
Long-term debt – interest(2)	1,312,292	89,484	119,281	119,247	110,820	99,756	773,704
Headquarters office lease	4,043	583	788	804	821	837	210
Ground leases	8,305	423	573	582	582	601	5,544
Total contractual cash obligations	$4,586,330	$90,939	$121,272	$121,297	$472,170	$451,194	$3,329,458

(1)	Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and note costs.

(2)	Interest calculation based on stated rate of the principal amount.
In addition to the contractual obligations outlined above, NNN has committed to fund construction on 17 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at March 31, 2020, are outlined in the table below (dollars in thousands):

Total commitment(1)	$74,525
Less amount funded	56,055
Remaining commitment	$18,470
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
As of March 31, 2020, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2019. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its credit facility, debt or equity financings and asset dispositions.
Generally, the Properties are leased under long-term triple net leases, which require the tenant to pay all property taxes and assessments, to maintain the interior and exterior of the property, and to carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates that the costs associated with these Properties, NNN's vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its credit facility or use other sources of capital in the event of significant capital expenditures.

The lost revenues and increased property expenses resulting from vacant Properties or uncollectability of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. NNN currently expects a short-term decrease in cash from operations as its tenants are impacted by the pandemic and, while contractually obligated, some have not paid rent during April 2020 (see "Impact of COVID-19 on NNN's Business"). As of March 31, 2020, NNN owned 37 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio. Additionally, as of April 29, 2020, approximately one percent of total Properties, and approximately one percent of aggregate gross leasable area held in the Property Portfolio, was leased to four tenants that are currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
NNN generally monitors the financial performance of its significant tenants on an ongoing basis.
A prolonged imposition of mandated closures or other social-distancing guidelines as a result of COVID-19 may adversely impact NNN's tenants’ ability to generate sufficient revenues, and could force tenants to default on their leases, or result in the bankruptcy or insolvency of tenants, which would diminish the rental revenue NNN receives under its leases. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on NNN (see “Impact of COVID-19 on NNN’s Business”).
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
The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2020	2019
Series E Preferred Stock(1):
Dividends	$—	$4,097
Per depositary share	—	0.356250

Series F Preferred Stock(2):
Dividends	4,485	4,485
Per depositary share	0.325000	0.325000

Common stock:
Dividends	88,148	80,566
Per share	0.515	0.500
(1) The 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock") was redeemed in October 2019. The dividends paid in 2019 include accumulated and unpaid dividends through, but not including, the redemption date.

(2) The Series F Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
In April 2020, NNN declared a dividend of $0.515 per share which is payable in May 2020 to its common stockholders of record as of April 30, 2020.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	March 31, 2020	Percentage of Total	December 31, 2019	Percentage of Total
Line of credit payable	$—	—	$133,600	4.5%
Mortgages payable	11,895	0.4%	12,059	0.4%
Notes payable	3,206,563	99.6%	2,842,698	95.1%
Total outstanding debt	$3,218,458	100.0%	$2,988,357	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $900,000,000 unsecured revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $75,996,000 and a weighted average interest rate of 2.5% during the quarter ended March 31, 2020. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $1,600,000,000, subject to lender approval. As of March 31, 2020, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility.
Notes Payable. In February 2020, NNN filed a prospectus supplement to the prospectus contained in its February 2018 shelf registration statement and, subsequently, in March 2020, issued $400,000,000 aggregate principal amount of 2.500% notes due April 2030 (the “2030 Notes”) and $300,000,000 aggregate principal amount of 3.100% notes due April 2050 (the "2050 Notes" and, together with the 2030 Notes, the "Notes").

The 2030 Notes were sold at a discount with an aggregate purchase price of $398,712,000 with interest payable semi-annually commencing on October 15, 2020. The discount of $1,288,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2030 Notes after accounting for the note discount is 2.536%. NNN previously entered into three forward starting swaps with an aggregate notional amount of $200,000,000. Upon issuance of the 2030 Notes, NNN terminated the forward starting swaps resulting in a loss of $13,141,000, which was deferred in other comprehensive income. The gain is being amortized to interest expense over the term of the 2030 Notes using the effective interest method.

The 2050 Notes were sold at a discount with an aggregate purchase price of $293,934,000 with interest payable semi-annually commencing on October 15, 2020. The discount of $6,066,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2050 Notes after accounting for the note discount is 3.205%.

The Notes are senior unsecured obligations of NNN and are subordinated to all secured indebtedness and to the indebtedness and other liabilities of NNN's subsidiaries. Additionally, the Notes are each redeemable at NNN's option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make-whole amount, if any, as defined in the supplemental indenture dated February 18, 2020, relating to the Notes.

NNN received approximately $395,062,000 and $290,459,000 of net proceeds in connection with the issuance of the 2030 Notes and the 2050 Notes, respectively, after incurring debt issuance costs consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses, totaling $3,650,000 and $3,475,000 for the 2030 Notes and the 2050 Notes, respectively. NNN used the net proceeds from the issuance of the Notes to repay all of the outstanding indebtedness under its credit facility, redeem all of its 3.800% notes payable that were due 2022, fund future property acquisitions and for general corporate purposes.
On March 20, 2020, NNN redeemed the $325,000,000 3.800% notes payable due October 2022. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $16,679,000, and (ii) accrued and unpaid interest.

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
Information related to NNN's publicly held debt and equity securities is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2019.
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

	Quarter Ended March 31,
	2020	2019
Shares of common stock	12,528	101,180
Net proceeds	$696	$5,279
At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM program:

2018 ATM
Established date	February 2018
Termination date	February 2021
Total allowable shares	12,000,000
Total shares issued as of March 31, 2020	9,722,185
There were no common stock issuances pursuant to NNN's ATM equity program for the quarter ended March 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

Refer to Note 1 to the March 31, 2020, condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of March 31, 2020, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of March 31, 2020 and December 31, 2019. The table presents principal payments and related interest rates by year for debt obligations outstanding as of March 31, 2020. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of March 31, 2020 and $133,600,000, as of December 31, 2019 with a weighted average interest rate of 2.5% and 2.8%, respectively. The table incorporates only those debt obligations that existed as of March 31, 2020, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by less than one percent for the quarter ended March 31, 2020.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2020	$513	5.23%	$—	—
2021	716	5.23%	—	—
2022	750	5.23%	—	—
2023	9,968	5.23%	349,117	3.39%
2024	—	—	349,671	3.92%
Thereafter	—	—	2,531,423	3.74%	(3)
Total	$11,947	5.23%	$3,230,211	3.72%
Fair Value:
March 31, 2020	$11,947		$3,277,730
December 31, 2019	$12,116		$3,074,538
(1) NNN's mortgages payable represent principal payments by year and include unamortized premiums and exclude debt costs.
(2) Includes NNN’s notes payable, each exclude debt costs and are net of unamortized discounts. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.
(3) Weighted average effective interest rate for periods after 2024.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of March 31, 2020, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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
NNN is supplementing the risk factors set forth under Item 1A. Risk Factors in NNN's Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Annual Report") with the additional risk factor set forth below. This supplemental risk factor should be read in conjunction with the risk factors set forth in the 2019 Annual Report.

The current outbreak of the novel coronavirus, (“COVID-19”), or the future outbreak or pandemic of any other highly infectious or contagious diseases, could have a material and adverse effect on or cause disruption to NNN’s business or financial condition, results of operations, cash flows and the market value and trading price of NNN's securities.

A novel strain of coronavirus was reported to have surfaced in Wuhan, China in December 2019, and has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency. Since that time, efforts to contain the spread of COVID-19 have intensified. Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place.

As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly. A number of NNN’s tenants have announced mandated or temporary closures of their operations and/or have requested adjustments to their lease terms during this pandemic. Experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or a global recession. COVID-19 (or a future pandemic) could have a material and adverse effect on or cause disruption to NNN’s business or financial condition, results from operations, cash flows and the market value and trading price of NNN's securities due to, among other factors:

•	A complete or partial closure of, or other operational issues at, NNN’s Property Portfolio as a result of government or tenant action;

•	The declines in or instability of the economy or financial markets may result in a recession or negatively impact consumer discretionary spending, which could adversely affect retailers and consumers;

•
The reduction of economic activity may severely impact NNN’s tenants' business operations, financial condition, liquidity and access to capital resources and may cause one or more of NNN’s tenants to be unable to meet their obligations to NNN in full, or at all, to default on their lease, or to otherwise seek modifications of such obligations;

•
Inability to access debt and equity capital on favorable terms, if at all, or a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect NNN’s access to capital necessary to fund business operations, pursue acquisition and development opportunities, refinance existing debt, reduce NNN’s ability to make cash distributions to its stockholders and increase NNN’s future interest expense;

•	A general decline in business activity and demand for real estate transactions would adversely affect NNN’s ability to successfully execute investment strategies or expand the Property Portfolio;

•	A significant reduction in NNN’s cash flows could impact NNN’s ability to continue paying cash dividends to NNN common and preferred stockholders at expected levels or at all;

•
The financial impact of COVID-19 could negatively affect NNN’s future compliance with financial and other covenants of NNN’s credit facility and other debt instruments, and the failure to comply with such covenants could result in a default that accelerates the payment of such indebtedness; and

•
The potential negative impact on the health of NNN’s associates or Board of Directors, particularly if a significant number are impacted, or the impact of government actions or restrictions, including stay-at-home orders, restricting access to NNN's headquarters located in Orlando, Florida, could result in a deterioration in NNN’s ability to ensure business continuity during a disruption.

The extent to which COVID-19 impacts NNN’s operations and those of NNN’s tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others.
A prolonged imposition of mandated closures or other social-distancing guidelines may adversely impact NNN's tenants’ ability to generate sufficient revenues, and could force tenants to default on their leases, or result in the tenant’s bankruptcy or insolvency, which would diminish NNN’s ability to receive rental revenue it is owed under their leases. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on NNN. Nevertheless, COVID-19 presents material uncertainty and risk with respect to NNN’s performance, business or financial condition, results from operations and cash flows.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Mine Safety Disclosures. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

     The following exhibits are filed as a part of this report.

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1
Form of Eighteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 2.500% Notes due 2030 and 3.100% Notes due 2050 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on March 3, 2020, and incorporated herein by reference).

4.2
Form of 2.500% Notes due 2030 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on March 3, 2020, and incorporated herein by reference).

4.3
Form of 3.100% Notes due 2050 (filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on March 3, 2020, and incorporated herein by reference).

31.	Section 302 Certifications(1)

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications(1)

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2020, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

	104.1	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

(1) In accordance with item 601((b)(32) of regulation S-K, this exhibit is not deemed "filed" for purposes of section 18 of the exchange act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the securities act or the exchange act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 4th day of May, 2020.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Julian E. Whitehurst
Julian E. Whitehurst
Chief Executive Officer, President and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director