Form 10-Q
period 2020-06-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2020-08-03
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
OR
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
173,540,072 shares of common stock, $0.01 par value, outstanding as of July 30, 2020.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$7,221,418	$7,289,048
Accounted for using the direct financing method	4,121	4,204
Real estate held for sale	3,615	7,987
Cash and cash equivalents	224,560	1,112
Receivables, net of allowance of $3,085 and $506, respectively	18,645	2,874
Accrued rental income, net of allowance of $7,481 and $1,842, respectively	59,459	28,897
Debt costs, net of accumulated amortization of $16,356 and $15,574, respectively	2,809	2,783
Other assets	98,301	97,962
Total assets	$7,632,928	$7,434,867
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$—	$133,600
Mortgages payable, including unamortized premium and net of unamortized debt costs	11,731	12,059
Notes payable, net of unamortized discount and unamortized debt costs	3,207,545	2,842,698
Accrued interest payable	21,652	18,250
Other liabilities	81,200	96,578
Total liabilities	3,322,128	3,103,185

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 173,407,606 and 171,694,209 shares issued and outstanding, respectively	1,735	1,718
Capital in excess of par value	4,554,958	4,495,314
Accumulated deficit	(573,174)	(499,229)
Accumulated other comprehensive income (loss)	(17,724)	(11,128)
Total stockholders’ equity of NNN	4,310,795	4,331,675
Noncontrolling interests	5	7
Total equity	4,310,800	4,331,682
Total liabilities and equity	$7,632,928	$7,434,867
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$163,479	$164,596	$338,026	$327,622
Interest and other income from real estate transactions	222	196	738	882
	163,701	164,792	338,764	328,504
Operating expenses:
General and administrative	9,395	9,276	19,495	18,798
Real estate	6,323	6,600	13,959	13,692
Depreciation and amortization	48,936	46,241	98,124	92,421
Leasing transaction costs	—	75	36	127
Impairment losses – real estate, net of recoveries	21,854	7,187	27,367	10,432
	86,508	69,379	158,981	135,470
Gain on disposition of real estate	719	13,002	13,489	23,447
Earnings from operations	77,912	108,415	193,272	216,481
Other expenses (revenues):
Interest and other income	(106)	(487)	(271)	(2,411)
Interest expense	31,753	29,811	65,423	59,768
Loss on early extinguishment of debt	—	—	16,679	—
	31,647	29,324	81,831	57,357
Net earnings	46,265	79,091	111,441	159,124
(Loss) earnings attributable to noncontrolling interests	—	(413)	2	(423)
Net earnings attributable to NNN	46,265	78,678	111,443	158,701
Series E preferred stock dividends	—	(4,096)	—	(8,194)
Series F preferred stock dividends	(4,485)	(4,485)	(8,970)	(8,970)
Net earnings attributable to common stockholders	$41,780	$70,097	$102,473	$141,537
Net earnings per share of common stock:
Basic	$0.24	$0.43	$0.60	$0.87
Diluted	$0.24	$0.43	$0.60	$0.87
Weighted average number of common shares outstanding:
Basic	171,388,869	161,893,442	171,213,943	161,501,555
Diluted	171,485,285	162,351,901	171,373,816	161,995,334
Other comprehensive income:
Net earnings attributable to NNN	$46,265	$78,678	$111,443	$158,701
Amortization of interest rate hedges	638	325	1,021	648
Fair value of forward starting swaps	—	(3,920)	(7,617)	(3,920)
Valuation adjustments – available-for-sale securities	—	—	—	116
Realized gain – available-for-sale securities	—	—	—	(1,331)
Comprehensive income attributable to NNN	$46,903	$75,083	$104,847	$154,214

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Quarter Ended June 30, 2020

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at March 31, 2020	$345,000	$1,721	$4,499,255	$(526,684)	$(18,362)	$4,300,930	$5	$4,300,935
Net earnings	—	—	—	46,265	—	46,265	—	46,265
Dividends declared and paid:
$0.325000 per depositary share of Series F preferred stock	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.515 per share of common stock	—	—	531	(88,270)	—	(87,739)	—	(87,739)
Issuance of common stock:
10,647 shares – director compensation	—	—	298	—	—	298	—	298
2,829 shares – stock purchase plan	—	—	94	—	—	94	—	94
1,417,977 shares – ATM equity program	—	14	52,749	—	—	52,763	—	52,763
Stock issuance costs	—	—	(746)	—	—	(746)	—	(746)
Amortization of deferred compensation	—	—	2,777	—	—	2,777	—	2,777
Amortization of interest rate hedges	—	—	—	—	638	638	—	638
Balances at June 30, 2020	$345,000	$1,735	$4,554,958	$(573,174)	$(17,724)	$4,310,795	$5	$4,310,800

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Quarter Ended June 30, 2019

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at March 31, 2019	$287,500	$345,000	$1,620	$3,957,835	$(432,845)	$(6,588)	$4,152,522	$365	$4,152,887
Net earnings	—	—	—	—	78,678	—	78,678	413	79,091
Dividends declared and paid:
$0.356250 per depositary share of Series E preferred stock	—	—	—	—	(4,096)	—	(4,096)	—	(4,096)
$0.325000 per depositary share of Series F preferred stock	—	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.500 per share of common stock	—	—	1	1,790	(81,074)	—	(79,283)	—	(79,283)
Issuance of common stock:
6,962 shares – director compensation	—	—	—	321	—	—	321	—	321
1,832 shares – stock purchase plan	—	—	—	97	—	—	97	—	97
1,495,548 shares – ATM equity program	—	—	15	80,797	—	—	80,812	—	80,812
Stock issuance costs	—	—	—	(724)	—	—	(724)	—	(724)
Amortization of deferred compensation	—	—	—	2,202	—	—	2,202	—	2,202
Amortization of interest rate hedges	—	—	—	—	—	325	325	—	325
Fair value of forward starting swaps	—	—	—	—	—	(3,920)	(3,920)	—	(3,920)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(776)	(776)
Balances at June 30, 2019	$287,500	$345,000	$1,636	$4,042,318	$(443,822)	$(10,183)	$4,222,449	$2	$4,222,451

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2020

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2019	$345,000	$1,718	$4,495,314	$(499,229)	$(11,128)	$4,331,675	$7	$4,331,682
Net earnings	—	—	—	111,443	—	111,443	(2)	111,441
Dividends declared and paid:
$0.650000 per depositary share of Series F preferred stock	—	—	—	(8,970)	—	(8,970)	—	(8,970)
$1.030 per share of common stock	—	—	1,151	(176,418)	—	(175,267)	—	(175,267)
Issuance of common stock:
16,759 shares – director compensation	—	—	596	—	—	596	—	596
4,306 shares – stock purchase plan	—	—	170	—	—	170	—	170
1,417,977 shares – ATM equity program	—	14	52,749	—	—	52,763	—	52,763
253,406 restricted shares – net of forfeitures	—	3	(3)	—	—	—	—	—
Stock issuance costs	—	—	(746)	—	—	(746)	—	(746)
Amortization of deferred compensation	—	—	5,727	—	—	5,727	—	5,727
Amortization of interest rate hedges	—	—	—	—	1,021	1,021	—	1,021
Fair value of forward starting swaps	—	—	—	—	(7,617)	(7,617)	—	(7,617)
Balances at June 30, 2020	$345,000	$1,735	$4,554,958	$(573,174)	$(17,724)	$4,310,795	$5	$4,310,800

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
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$111,441	$159,124
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	98,124	92,421
Impairment losses – real estate, net of recoveries	27,367	10,432
Loss on early extinguishment of debt	16,679	—
Amortization of notes payable discount	2,275	859
Amortization of debt costs	2,842	1,851
Amortization of mortgages payable premium	(43)	(43)
Amortization of interest rate hedges	1,021	648
Settlement of forward starting swaps	(13,141)	—
Gain on disposition of real estate	(13,489)	(23,447)
Performance incentive plan expense	6,275	5,580
Performance incentive plan payment	(846)	(775)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in real estate leased to others using the direct financing method	83	338
Decrease (increase) in receivables	(15,771)	1,290
Increase in accrued rental income	(31,045)	(1,160)
Increase in other assets	(204)	(1,227)
Increase (decrease) in accrued interest payable	3,402	(1,535)
Decrease in other liabilities	(7,356)	(8,847)
Other	103	(168)
Net cash provided by operating activities	187,717	235,341
Cash flows from investing activities:
Proceeds from the disposition of real estate	37,257	59,026
Additions to real estate:
Accounted for using the operating method	(78,880)	(378,713)
Principal payments received on mortgages and notes receivable	194	—
Other	(43)	1,851
Net cash used in investing activities	(41,472)	(317,836)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Proceeds from line of credit payable	$311,000	$202,000
Repayment of line of credit payable	(444,600)	(138,800)
Repayment of mortgages payable	(294)	(281)
Proceeds from notes payable	692,646	—
Repayment of notes payable	(325,000)	—
Payment for early extinguishment of debt	(16,679)	—
Payment of debt issuance costs	(7,809)	(115)
Proceeds from issuance of common stock	54,084	87,978
Stock issuance costs	(757)	(766)
Payment of Series E preferred stock dividends	—	(8,194)
Payment of Series F preferred stock dividends	(8,970)	(8,970)
Payment of common stock dividends	(176,418)	(161,639)
Noncontrolling interest distributions	—	(776)
Net cash provided by (used in) financing activities	77,203	(29,563)
Net increase (decrease) in cash, cash equivalents and restricted cash	223,448	(112,058)
Cash, cash equivalents and restricted cash at beginning of period(1)	1,112	114,267
Cash, cash equivalents and restricted cash at end of period(1)	$224,560	$2,209
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$56,811	$58,459
Supplemental disclosure of noncash investing and financing activities:
Decrease in other comprehensive income	$6,596	$4,487
Right-of-use assets recorded in connection with lease liabilities	$—	$8,224
Work in progress accrual balance	$16,789	$30,060
Mortgage receivable issued in connection with real estate transactions	$3,000	$3,100
  (1) Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN had no restricted cash and cash held in escrow at June 30, 2020 and 2019.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

June 30, 2020
Property Portfolio:
Total properties	3,117
Gross leasable area (square feet)	32,454,000
States	48
Weighted average remaining lease term (years)	10.9
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2020, may not be indicative of the results that may be expected for the year ending December 31, 2020. See "Footnote 8 – Subsequent Events." Amounts as of December 31, 2019 included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2019.
COVID-19 Pandemic – On March 11, 2020, the World Health Organization declared a novel strain of coronavirus ("COVID-19") a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly.
Although various states have recently begun lifting certain restrictions, the initial actions taken by the government to mitigate the spread of COVID-19 by ordering closure of many businesses and ordering residents to generally stay at home has resulted in the loss of revenue for many of NNN's tenants and challenged their ability to pay rent. As a result, these economic hardships have had a negative effect on NNN's financial results, including increased accounts receivables and related allowances.
NNN is actively working with its tenants that have been impacted by the business closures or other social-distancing practices resulting from the COVID-19 pandemic. Certain tenants have requested adjustments to their lease terms, primarily consisting of short-term rent deferrals of 30 to 90 days. NNN is negotiating terms with these tenants that would require the deferred rental revenues to be paid at a later time in the lease term, typically over 3 to 18 months with payment beginning in fourth quarter 2020. Rent collections may continue below amounts required under the leases until economic activity materially improves. Rent collections and rent relief requests for the quarter and six months ended June 30, 2020, may not be indicative of rent collections and requests in the future. Depending upon the duration of impact on tenants and the overall economic downturn resulting from the COVID-19 pandemic, NNN may find deferred rents difficult to collect.

A prolonged continuation of business closures or other social-distancing practices may adversely impact NNN's tenants’ ability to generate sufficient revenues to meet financial obligations, and could force tenants to default on their leases, or result in the bankruptcy of tenants, which would diminish the rental revenue NNN receives under its leases. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on the economy, retailing and NNN. Nevertheless, the economic downturn presents material uncertainty and risk with respect to NNN’s performance, business or financial condition, results from operations and cash flows.
NNN is currently deferring material new property investments until there is more visibility on how and when the economy and capital markets might begin to recover from the economic downturn.
Business Continuity
The full extent of the effects of the economic downturn on NNN's business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See Item "1A. Risk Factors."
As a result of the COVID-19 pandemic, NNN has transitioned a large portion of its associates to work remotely without any adverse impact on its ability to continue to operate its business nor did this transition have any material adverse impact on NNN's financial reporting systems, internal controls over financial reporting or disclosure controls and procedures.
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $886,000 and $471,000 in capitalized interest during the development period for the six months ended June 30, 2020 and 2019, respectively, of which $420,000 and $345,000 was recorded during the quarters ended June 30, 2020 and 2019, respectively.
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
Lease Accounting – NNN reviews the collectability of its accounts receivable, including accrued rental income, related to rents, expense reimbursements and other revenues. NNN analyzes accounts receivable and historical bad debt levels, tenant credit-worthiness and current economic trends when evaluating the probable collection. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. NNN includes allowance for doubtful accounts in rental income on the Condensed Consolidated Statements of Income and Comprehensive Income. At the point NNN deems the collection of lease payments not probable, a bad debt is recognized for any outstanding receivable and any related accrued rent and, subsequently, any lease revenue is only recognized when cash receipts are received.
In accordance with FASB Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," ("ASC 842"), NNN recorded Right-Of-Use ("ROU") assets and operating lease liabilities of approximately $7,735,000 and $10,155,000 respectively, as of January 1, 2019.
In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. NNN has elected to make this policy election for COVID-19 lease concessions, including the rent deferral lease amendments effective during the quarter ended June 30, 2020.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $31,140,000 and $26,932,000, as of June 30, 2020 and December 31, 2019, respectively, are included in notes payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $8,096,000 and $8,962,000, respectively.
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
As of June 30, 2020, NNN had a mortgage receivable of $2,653,000 included in other assets on the Condensed Consolidated Balance Sheets, net of $169,000 allowance for credit loss. NNN measures the allowance for credit loss based on the fair value of the collateral and the historical collectability trend analysis over 15 years.
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
The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic and Diluted Earnings:
Net earnings attributable to NNN	$46,265	$78,678	$111,443	$158,701
Less: Series E preferred stock dividends	—	(4,096)	—	(8,194)
Less: Series F preferred stock dividends	(4,485)	(4,485)	(8,970)	(8,970)
Net earnings available to NNN’s common stockholders	41,780	70,097	102,473	141,537
Less: Earnings allocated to unvested restricted shares	(176)	(134)	(336)	(249)
Net earnings used in basic and diluted earnings per share	$41,604	$69,963	$102,137	$141,288

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	172,301,757	162,697,005	172,064,786	162,243,958
Less: Unvested restricted stock	(342,079)	(265,981)	(326,816)	(249,480)
Less: Unvested contingent restricted shares	(570,809)	(537,582)	(524,027)	(492,923)
Weighted average number of shares outstanding used in basic earnings per share	171,388,869	161,893,442	171,213,943	161,501,555
Other dilutive securities	96,416	458,459	159,873	493,779
Weighted average number of shares outstanding used in diluted earnings per share	171,485,285	162,351,901	171,373,816	161,995,334
Fair Value Measurement – NNN’s estimates of fair value of financial and non-financial assets and liabilities are based on the framework established in the fair value accounting guidance. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:
•Level 1 – Valuation is based upon quoted prices in active markets for identical assets or liabilities.
•Level 2 – Valuation is based upon inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include option pricing models, discounted cash flow models and similar techniques.

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2020, (dollars in thousands):

	Gain (Loss) on Cash Flow Hedges (1)
Beginning balance, December 31, 2019	$(11,128)

Other comprehensive income (loss)	(7,617)
Reclassifications from accumulated other comprehensive income to net earnings	1,021	(2)
Net other comprehensive income (loss)	(6,596)
Ending balance, June 30, 2020	$(17,724)
(1) Additional disclosure is included in Note 6 – Derivatives.
(2) Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income.
New Accounting Pronouncements – In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” ("ASU 2019-12"), effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of ASU 2019-12 will not have a significant impact on NNN's financial position or results of operations.
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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

June 30, 2020
Lease classification:
Operating	3,128
Direct financing	6
Weighted average remaining lease term (years)	10.9
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
During the second quarter, NNN entered into rent deferral lease amendments with certain tenants representing approximately 21% of rent due for the quarter ended June 30, 2020. On average, 2.4 months of rent was deferred with approximately 86% of deferred rent originally due in the second quarter of 2020 and 14% originally due in the third quarter of 2020. Approximately 66% of this deferred rent is due to be paid to NNN by June 30, 2021 and 94% is due by December 31, 2021. Depending upon the duration of impact on tenants and the overall economic downturn resulting from the COVID-19 pandemic, NNN may find deferred rents difficult to collect.
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following at (dollars in thousands):

	June 30, 2020	December 31, 2019
Land and improvements(1)	$2,482,387	$2,492,305
Buildings and improvements	5,942,581	5,916,474
Leasehold interests	355	355
	8,425,323	8,409,134
Less accumulated depreciation and amortization	(1,232,107)	(1,147,524)
	7,193,216	7,261,610
Work in progress for buildings and improvements	28,202	27,438
	$7,221,418	$7,289,048
(1)Includes $10,315 and $16,930 in land for Properties under construction at June 30, 2020 and December 31, 2019, respectively.
NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental income from operating leases	$159,300	$160,234	$328,033	$318,632
Earned income from direct financing leases	162	208	326	420
Percentage rent	165	300	568	722
Real estate expense reimbursement from tenants	3,852	3,854	9,099	7,848
	$163,479	$164,596	$338,026	$327,622
Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. As a result of the rent deferral lease amendments, NNN recorded $35,862,000 of accrued rental income during the quarter ended June 30, 2020. For the six months ended June 30, 2020 and 2019, NNN recognized $30,717,000 and $925,000, respectively, of such income, net of reserves, of which $30,894,000 and $296,000 of such income, net of reserves, was recorded during the quarters ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the balance of accrued rental income was $59,459,000 and $28,897,000, respectively, net of allowance of $7,481,000 and $1,842,000, respectively.

Real Estate – Intangibles
In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	June 30, 2020	December 31, 2019
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,845	$15,754
Less: accumulated amortization	(10,280)	(9,897)
Above-market in-place leases, net	$5,565	$5,857

In-place leases	$121,323	$119,846
Less: accumulated amortization	(67,640)	(64,918)
In-place leases, net	$53,683	$54,928

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$42,333	$41,767
Less: accumulated amortization	(26,431)	(26,135)
Below-market in-place leases, net	$15,902	$15,632
The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the six months ended June 30, 2020 and 2019, were $410,000 and $401,000, respectively of which $190,000 and $173,000 was recorded for the quarters ended June 30, 2020 and 2019, respectively. The value of in-place leases amortized to expense for the six months ended June 30, 2020 and 2019, were $4,337,000 and $4,042,000, respectively, of which $1,942,000 and $1,798,000 was recorded for the quarters ended June 30, 2020 and 2019, respectively.
Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant and Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of June 30, 2020, NNN had four of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2019, included nine Properties, five of which were sold in 2020. Real estate held for sale consisted of the following as of (dollars in thousands):

	June 30, 2020	December 31, 2019
Land and improvements	$2,471	$5,676
Building and improvements	4,647	7,562
	7,118	13,238
Less accumulated depreciation and amortization	(2,765)	(4,144)
Less impairment	(738)	(1,107)
	$3,615	$7,987
Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Gain
Gain on disposition of real estate	8	$719	13	$13,002	22	$13,489	30	$23,447

Real Estate – Commitments
NNN has committed to fund construction on nine Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of June 30, 2020, are outlined in the table below (dollars in thousands):

Total commitment(1)	$52,488
Less amount funded	38,517
Remaining commitment	$13,971
(1)Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment.  Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term.  NNN intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment. As a result of the Company's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $27,367,000 and $10,432,000 for the six months ended June 30, 2020 and 2019, respectively, of which $21,854,000 and $7,187,000 was recorded during the quarters ended June 30, 2020 and 2019.

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

Note 3 – Line of Credit Payable:
NNN's $900,000,000 unsecured revolving credit facility (as amended by the 2020 Amendment (as defined below), the "Credit Facility") had a weighted average outstanding balance of $37,998,000 and a weighted average interest rate of 2.5% during the six months ended June 30, 2020. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $1,600,000,000, subject to lender approval. In May 2020, NNN amended its Credit Facility to include the addition of new terms and definitions, and to restate certain other definitions under the former unsecured revolving credit agreement, some of which modified the financial covenant calculations ("2020 Amendment"). As of June 30, 2020, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.

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
In March 2020, NNN redeemed the $325,000,000 3.800% notes payable due October 2022. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $16,679,000, and (ii) accrued and unpaid interest.

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
Dividend Reinvestment and Stock Purchase Plan – In February 2018, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 10,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Shares of common stock	33,246	137,316
Net proceeds	$1,321	$7,166
At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM program:

2018 ATM
Established date	February 2018
Termination date	February 2021
Total allowable shares	12,000,000
Total shares issued as of June 30, 2020	11,140,162
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2020	2019
Shares of common stock	1,417,977	1,495,548
Average price per share (net)	$36.68	$53.52
Net proceeds	$52,018	$80,046
Stock issuance costs(1)	$746	$766
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Series E preferred stock(1):
Dividends	$—	$4,096	$—	$8,194
Per depositary share	—	0.356250	—	0.712500

Series F preferred stock(2):
Dividends	4,485	4,485	8,970	8,970
Per depositary share	0.325000	0.325000	0.650000	0.650000

Common stock:
Dividends	88,270	81,074	176,418	161,639
Per share	0.515	0.500	1.030	1.000
(1)The 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock") was redeemed in October 2019. The dividends paid in 2019 include accumulated and unpaid dividends through, but not including, the redemption date.
(2)The 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock") has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
In July 2020, NNN declared a dividend of $0.52 per share, which is payable in August 2020 to its common stockholders of record as of July 31, 2020.

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
As of June 30, 2020, $17,724,000 remained in other comprehensive income related to NNN’s previously terminated interest rate hedges. During the six months ended June 30, 2020 and 2019, NNN reclassified out of other comprehensive income $1,021,000 and $648,000, respectively, of which $638,000 and $325,000 was reclassified during the quarters ended June 30, 2020 and 2019, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $2,564,000 will be reclassified as an increase in interest expense from these terminated derivatives. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at June 30, 2020.

Note 7 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at June 30, 2020 and December 31, 2019, approximate fair value based upon current market prices of comparable instruments (Level 3). At June 30, 2020 and December 31, 2019, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $3,331,910,000 and $3,074,538,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 8 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after June 30, 2020, the date of the condensed consolidated balance sheet.
NNN is actively working with its tenants that have been impacted by the economic downturn which presents material uncertainty and risk with respect to NNN’s performance, business or financial condition, results from operations and cash flows. As of July 30, 2020, NNN had collected approximately 69% of rent due in the quarter ended June 30, 2020 and 84% of rent originally due in July 2020.
There were no other reportable subsequent events or transactions.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2019 ("2019 Annual Report"). The terms “NNN” and the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries.
Forward-Looking Statements
The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). Also, when NNN uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, NNN is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, NNN’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and NNN undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statement:
•Changes in financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general;
•An epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the other risks, and may significantly disrupt NNN's tenants' ability to operate their businesses and/or pay rent to NNN or prevent NNN from operating its business in the ordinary course for an extended period;
•Loss of rent from tenants would reduce NNN's cash flow;
•A significant portion of NNN's annual base rent is concentrated in specific industry classifications, tenants and geographic locations;
•NNN may not be able to successfully execute its acquisition or development strategies;
•NNN may not be able to dispose of properties consistent with its operating strategy;
•Certain provisions of NNN's leases or loan agreements may be unenforceable;
•Competition from numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede NNN's ability to grow;
•NNN's loss of key management personnel could adversely affect performance and the value of its securities;
•Uninsured losses may adversely affect NNN's operating results and asset values;
•NNN's ability to fully control the management of its net-leased properties may be limited;
•Vacant properties or bankrupt tenants could adversely affect NNN's business or financial condition;
•NNN's failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and the market value of NNN's securities;
•Cybersecurity risks and cyber incidents could adversely affect NNN's business, disrupt operations and expose NNN to liabilities to tenants, employees, capital providers, and other third parties;
•Future investment in international markets could subject NNN to additional risks;
•NNN may suffer a loss in the event of a default of or bankruptcy of a tenant or a borrower;
•Property ownership through joint ventures and partnerships could limit NNN's control of those investments;
•Acts of violence, terrorist attacks or war may affect the markets in which NNN operates and NNN's results of operations;
•Changes in accounting pronouncements could adversely impact NNN's or NNN's tenants' reported financial performance;
•NNN may be unable to obtain debt or equity capital on favorable terms, if at all;
•The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN's business and financial condition;
•NNN is obligated to comply with financial and other covenants in its debt instruments that could restrict its operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment of such debt;
•The market value of NNN's equity and debt securities is subject to various factors that may cause significant fluctuations or volatility;
•NNN's ability to pay dividends in the future is subject to many factors;
•The phase-out of LIBOR could affect interest rates under NNN's variable rate debt;

•Owning real estate and indirect interests in real estate carries inherent risks;
•NNN's real estate investments are illiquid;
•NNN may be subject to known or unknown environmental liabilities and hazardous materials on Properties owned by NNN;
•The cost of complying with changes in governmental laws and regulations may adversely affect NNN's results of operations;
•NNN's failure to qualify as a REIT for federal income tax purposes could result in significant tax liability;
•Even if NNN remains qualified as a REIT, NNN faces other tax liabilities that reduce operating results and cash flow;
•Adverse legislative or regulatory tax changes could reduce NNN's earnings and cash flow and the market value of NNN's securities;
•Compliance with REIT requirements, including distribution requirements, may limit NNN's flexibility and may negatively affect NNN's operating decisions;
•The share ownership restrictions of the Internal Revenue Code for REITs and the 9.8% share ownership limit in NNN's charter may inhibit market activity in NNN's shares of stock and restrict NNN's business combination opportunities; and
•Non-compliance with Title III of the Americans with Disabilities Act of 1990 could have an adverse effect on NNN's business and operating results.

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
As of June 30, 2020, NNN owned 3,117 Properties, with an aggregate gross leasable area of approximately 32,454,000 square feet, located in 48 states, with a weighted average remaining lease term of 10.9 years. Approximately 99 percent of the Properties were leased as of June 30, 2020.
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

Impact of COVID-19 on NNN’s Business
Overview
On March 11, 2020, the World Health Organization declared a novel strain of coronavirus ("COVID-19") a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly.
Although various states have recently begun lifting certain restrictions, the initial actions taken by the government to mitigate the spread of COVID-19 by ordering closure of many businesses and ordering residents to generally stay at home has resulted in the loss of revenue for many of NNN's tenants and challenged their ability to pay rent. As a result, these economic hardships have had a negative effect on NNN's financial results, including increased accounts receivables and related allowances. NNN is currently deferring material new property investments until there is more visibility on how and when the economy and capital markets might begin to recover
NNN is actively working with its tenants that have been impacted by the COVID-19 pandemic. As of July 30, 2020, NNN had collected approximately 69% of rent due in the quarter ended June 30, 2020 and 84% of rent originally due in July 2020.
During the second quarter, NNN entered into rent deferral lease amendments with certain tenants representing approximately 21% of rent due for the quarter ended June 30, 2020. On average, 2.4 months of rent was deferred with approximately 86% of deferred rent originally due in the second quarter of 2020 and 14% originally due in the third quarter of 2020. Approximately 66% of this deferred rent is due to be paid to NNN by June 30, 2021 and 94% is due by December 31, 2021. Depending upon the duration of impact on tenants and the overall economic downturn resulting from the COVID-19 pandemic, NNN may find deferred rents difficult to collect.

Rental revenues received as of July 30, 2020 as a percentage of annualized base rent for the quarter ended June 30, 2020:

		% of Total Annual Base Rent(1)	% of Rent Collected
1.	Convenience stores	18.1%	99.0%
2.	Restaurants – full service	10.6%	40.5%
3.	Automotive service	10.2%	53.8%
4.	Restaurants – limited service	8.8%	80.0%
5.	Family entertainment centers	6.7%	8.6%
6.	Health and fitness	5.2%	58.4%
7.	Theaters	4.7%	2.2%
8.	Recreational vehicle dealers, parts and accessories	3.5%	100.0%
9.	Automotive parts	3.1%	88.0%
10.	Equipment rental	2.6%	100.0%
11.	Home improvement	2.6%	97.2%
12.	Wholesale clubs	2.5%	100.0%
13.	Medical service providers	2.1%	58.7%
14.	General merchandise	1.7%	91.4%
15.	Furniture	1.7%	33.6%
16.	Home furnishings	1.6%	21.0%
17.	Travel plazas	1.5%	98.1%
18.	Consumer electronics	1.5%	98.9%
19.	Drug stores	1.5%	100.0%
20.	Bank	1.3%	100.0%
	Other	8.5%	83.3%
	Total	100.0%	68.9%

(1) Based on annualized base rent for all leases in place as of June 30, 2020.
Rent collections may continue below amounts required under the leases until economic activity materially improves. Rent collections for the quarter and six months ended June 30, 2020, may not be indicative of rent collections in the future. Depending upon the duration of impact on tenants and the overall economic downturn, NNN may find deferred rents difficult to collect.
A prolonged continuation of business closures or other social-distancing practices may adversely impact NNN's tenants’ ability to generate sufficient revenues to meet financial obligations, and could force tenants to default on their leases, or result in the bankruptcy of tenants, which would diminish the rental revenue NNN receives under its leases. Additionally, an increase in the number of vacant properties would increase NNN’s real estate expenses, including expenses associated with ongoing maintenance and repairs, utilities, property taxes and property and liability insurance.
NNN is currently deferring material new property investments until there is more visibility on how and when the economy and capital markets might begin to recover from the economic downturn. As of June 30, 2020, NNN had $224,560,000 of cash and cash equivalents and $900,000,000 available for borrowings under its unsecured revolving credit facility. While the impacts of COVID-19 are still unfolding, NNN currently expects these combined resources, in addition to the cash provided by NNN's operations to be sufficient to meet NNN's demand for funds.
Business Continuity
The full extent of the effects of the economic downturn on NNN's business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See "Item 1A. Risk Factors."

As a result of the COVID-19 pandemic, NNN has transitioned a large portion of its employees to work remotely without any adverse impact on its ability to continue to operate its business nor did this transition have any material adverse impact on NNN's financial reporting systems, internal controls over financial reporting or disclosure controls and procedures.
The rapid development and fluidity of the economic downturn precludes any prediction as to the ultimate adverse impact on NNN, but presents material uncertainty and risk with respect to NNN’s performance, business or financial condition, results from operations and cash flows.

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	June 30, 2020	December 31, 2019	June 30, 2019
Properties Owned:
Number	3,117	3,118	3,043
Total gross leasable area (square feet)	32,454,000	32,460,000	32,053,000
Properties:
Leased and unimproved land	3,076	3,086	3,006
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	10.9	11.2	11.4
Total gross leasable area (square feet) – leased	31,788,000	31,818,000	31,320,000

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	June 30, 2020	December 31, 2019	June 30, 2019
1.	Convenience stores	18.1%	18.2%	17.7%
2.	Restaurants – full service	10.6%	11.1%	11.1%
3.	Automotive service	10.2%	9.6%	9.1%
4.	Restaurants – limited service	8.8%	8.8%	8.8%
5.	Family entertainment centers	6.7%	6.7%	6.9%
6.	Health and fitness	5.2%	5.2%	5.4%
7.	Theaters	4.7%	4.7%	4.8%
8.	Recreational vehicle dealers, parts and accessories	3.5%	3.4%	3.4%
9.	Automotive parts	3.1%	3.1%	3.3%
10.	Equipment rental	2.6%	2.6%	2.7%
11.	Home improvement	2.6%	2.6%	2.6%
12.	Wholesale clubs	2.5%	2.5%	2.3%
13.	Medical service providers	2.1%	2.1%	2.2%
14.	General merchandise	1.7%	1.8%	1.8%
15.	Furniture	1.7%	1.6%	1.7%
16.	Home furnishings	1.6%	1.7%	1.7%
17.	Travel plazas	1.5%	1.6%	1.6%
18.	Consumer electronics	1.5%	1.5%	1.6%
19.	Drug stores	1.5%	1.6%	1.6%
20.	Bank	1.3%	1.3%	1.5%
	Other	8.5%	8.3%	8.2%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Acquisitions:
Number of Properties	—	71	21	104
Gross leasable area (square feet)(1)	67,000	1,678,000	284,000	2,112,000
Initial cash yield	—	6.9%	6.9%	6.9%
Total dollars invested(2)	$6,894	$275,845	$74,091	$392,797
(1) Includes additional square footage from completed construction on existing Properties.
(2) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (See "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.
Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Number of properties	8	13	22	30
Gross leasable area (square feet)	113,000	313,000	289,000	493,000
Net sales proceeds	$3,818	$41,970	$40,084	$61,359
Net gain	$719	$13,002	$13,489	$23,447

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter and six months ended June 30, 2020, total revenues increased, as compared to the same periods in 2019, primarily due to the income generated from Properties acquired during the year ended December 31, 2019 and the six months ended June 30, 2020 (See “Results of Operations – Property Analysis – Property Acquisitions”).
The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
			Percent Increase (Decrease)			Percent Increase (Decrease)
	2020	2019		2020	2019
Rental Revenues(1)	$159,627	$160,742	(0.7%)	$328,927	$319,774	2.9%
Real estate expense reimbursement from tenants	3,852	3,854	(0.1)%	9,099	7,848	15.9%
Rental income	163,479	164,596	(0.7%)	338,026	327,622	3.2%
Interest and other income from real estate transactions	222	196	13.3%	738	882	(16.3%)
Total revenues	$163,701	$164,792	(0.7%)	$338,764	$328,504	3.1%
(1)Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").
Quarter and Six Months Ended June 30, 2020 versus Quarter and Six Months Ended June 30, 2019
Rental Income. Rental income increased for the quarter and six months ended June 30, 2020, as compared to the same periods in 2019. The increase for the quarter and six months ended June 30, 2020, is primarily due to a partial year of rental income received as a result of the acquisition of 21 properties with aggregate gross leasable area of approximately 284,000 square feet during 2020 and a full year of rental income received as a result of the acquisition of 210 properties with a gross leasable area of approximately 3,164,000 square feet in 2019.

Analysis of Expenses
General.  Operating expenses increased for the quarter and six months ended June 30, 2020, as compared to the same period in 2019, primarily due to the increase in depreciation expense and impairment losses recognized on real estate. The following table summarizes NNN’s expenses (dollars in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
			Percent Increase (Decrease)			Percent Increase (Decrease)
	2020	2019		2020	2019
General and administrative	$9,395	$9,276	1.3%	$19,495	$18,798	3.7%
Real estate	6,323	6,600	(4.2)%	13,959	13,692	2.0%
Depreciation and amortization	48,936	46,241	5.8%	98,124	92,421	6.2%
Leasing transaction costs	—	75	(100.0)%	36	127	(71.7)%
Impairment losses – real estate, net of recoveries	21,854	7,187	204.1%	27,367	10,432	162.3%
Total operating expenses	$86,508	$69,379	24.7%	$158,981	$135,470	17.4%

Interest and other income	$(106)	$(487)	(78.2)%	$(271)	$(2,411)	(88.8)%
Interest expense	31,753	29,811	6.5%	65,423	59,768	9.5%
Loss on early extinguishment of debt	—	—	—	16,679	—	N/C (1)
Total other expenses	$31,647	$29,324	7.9%	$81,831	$57,357	42.7%

As a percentage of total revenues:
General and administrative	5.7%	5.6%	5.8%	5.7%
Real estate	3.9%	4.0%	4.1%	4.2%
(1) Not calculable ("N/C")
Quarter and Six Months Ended June 30, 2020 versus Quarter and Six Months Ended June 30, 2019
General and Administrative.   General and administrative expenses increased in amount but remained relatively flat as a percentage of total revenues for the quarter and six months ended June 30, 2020, as compared to the same period in 2019. The increase in general and administrative expenses is primarily attributable to an increase in compensation costs.
Real Estate.   Real estate expenses decreased in amount and as a percentage of total revenues but remained relatively flat for the quarter and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The change in real estate expenses for the quarter and six months ended June 30, 2020, is primarily attributable to the disposition of vacant properties during the year ended December 31, 2019 and the six months ended June 30, 2020.
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount for the quarter and six months ended June 30,2020, as compared to the same periods in 2019. The increase is primarily due to the acquisition of 21 properties with an aggregate gross leasable area of approximately 284,000 square feet in 2020 and 210 properties with an aggregate gross leasable area of approximately 3,164,000 square feet during 2019.
Impairment Losses – real estate, net of recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term. NNN intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment. NNN recognized real estate impairments, net of recoveries of $27,367,000 and $10,432,000 for the six months ended June 30, 2020 and 2019, respectively of which $21,854,000 and $7,187,000 was recorded during the quarters ended June 30, 2020 and 2019, respectively.

Interest and Other Income. Interest and other income decreased in amount for the quarter and six months ended June 30, 2020, as compared to the same periods in 2019. The decrease is primarily due to the gain of $1,331,000 on sale of equity investments and $1,009,000 in interest income on cash balances recognized during the six months ended June 30, 2019.
Interest expense. Interest expense increased for the quarter and six months ended June 30, 2020, as compared to the same periods in 2019. The following represents the primary changes in debt that have impacted interest expense (dollars in thousands):

Transaction	Effective Date	Principal	Stated Interest Rate	Original Maturity
Issuance 2030 Notes	March 2020	$400,000	2.500%	April 2030
Issuance 2050 Notes	March 2020	300,000	3.100%	April 2050
Redemption 2022 Notes	March 2020	(325,000)	3.800%	October 2022
Interest expense for the quarter and six months ended June 30, 2020 was also impacted by the increase of $35,080,000 in the weighted average outstanding balance on the Credit Facility for the six months ended June 30, 2020. The Credit Facility had a weighted average outstanding balance of $37,998,000 and $2,918,000 at June 30, 2020 and 2019, respectively. In addition, interest expense for the six months ended June 30, 2020, includes $2,291,000 in connection with the early redemption of the 2022 Notes.
Loss on Early Extinguishment of Debt. In March 2020, NNN redeemed the $325,000,000 3.800% notes payable due October 2022. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $16,679,000, and (ii) accrued and unpaid interest.

Liquidity
General.  NNN’s demand for funds has been, and will continue to be, primarily for (i) payment of operating expenses and cash dividends; (ii) Property acquisitions and development; (iii) capital expenditures; (iv) payment of principal and interest on its outstanding indebtedness; and (v) other investments. As of June 30, 2020, NNN has $224,560,000 of cash and cash equivalents and $900,000,000 available for borrowings under its Credit Facility. While the total impacts of the economic downturn are unknown, NNN currently expects these combined resources, in addition to the cash provided by NNN's operations to be sufficient to meet NNN's demand for funds. NNN is currently deferring material new property investments until there is more visibility on how and when the economy and capital markets might begin to recover (See "Impact of COVID-19 on NNN's Business").
Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN did not have restricted cash or cash held in escrow as of June 30, 2020 and December 31, 2019. The table below summarizes NNN’s cash flows (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents:
Provided by operating activities	$187,717	$235,341
Used in investing activities	(41,472)	(317,836)
Provided by (used in) financing activities	77,203	(29,563)
Increase (decrease)	223,448	(112,058)
Net cash at beginning of period	1,112	114,267
Net cash at end of period	$224,560	$2,209

Cash provided by operating activities represents cash received primarily from Rental Revenue and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the quarter and six months ended June 30, 2020 and 2019, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses cash on hand or proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the six months ended June 30, 2020, included the following significant transactions:
•$395,062,000 in net proceeds from the issuance in March of the 2.500% notes payable due in April 2030,
•$290,459,000 in net proceeds from the issuance in March of the 3.100% notes payable due in April 2050,
•$325,000,000 payment for the early redemption of the 3.800% notes payable in March,
•$16,679,000 payment of the make-whole amount from the early redemption of the 3.800% notes payable in March,
•$1,321,000 in net proceeds from the issuance of 33,246 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),
•$52,018,000 in net proceeds from the issuance of 1,417,977 shares of common stock in connection with the at-the-market ("ATM") equity program,
•$8,970,000 in dividends paid to holders of the depositary shares of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"), and
•$176,418,000 in dividends paid to common stockholders.
Contractual Obligations and Commercial Commitments. The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of June 30, 2020. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of June 30, 2020.

	Expected Maturity Date (dollars in thousands)
	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt(1)	$3,261,543	$302	$630	$664	$359,947	$350,000	$2,550,000
Long-term debt – interest(2)	1,282,461	59,653	119,281	119,247	110,820	99,756	773,704
Headquarters office lease	3,849	389	788	804	821	837	210
Ground leases	8,164	282	573	582	582	601	5,544
Total contractual cash obligations	$4,556,017	$60,626	$121,272	$121,297	$472,170	$451,194	$3,329,458
(1)Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and note costs.
(2)Interest calculation based on stated rate of the principal amount.
In addition to the contractual obligations outlined above, NNN has committed to fund construction on nine Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at June 30, 2020, are outlined in the table below (dollars in thousands):

Total commitment(1)	$52,488
Less amount funded	38,517
Remaining commitment	$13,971
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
As of June 30, 2020, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2019. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant Properties or uncollectability of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. NNN currently expects a short-term decrease in cash from operations as its tenants are impacted by the pandemic and, while contractually obligated, some have not paid all rent amounts due during the quarter ended June 30, 2020 (See "Impact of COVID-19 on NNN's Business").
As of June 30, 2020, NNN owned 41 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio.
Additionally, as of June 30, 2020, approximately two percent of total Properties, and approximately three percent of aggregate gross leasable area held in the Property Portfolio, was leased to six tenants that are currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
NNN generally monitors the financial performance of its significant tenants on an ongoing basis.
A prolonged continuation of business closures or other social-distancing practices as a result of COVID-19 may adversely impact NNN's tenants’ ability to generate sufficient revenues to meet financial obligations, and could force tenants to default on their leases, or result in the bankruptcy of tenants, which would diminish the rental revenue NNN receives under its leases. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on NNN (See “Impact of COVID-19 on NNN’s Business”).
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Series E Preferred Stock(1):
Dividends	$—	$4,096	—	8,194
Per depositary share	—	0.356250	—	0.712500

Series F Preferred Stock(2):
Dividends	4,485	4,485	8,970	8,970
Per depositary share	0.325000	0.325000	0.650000	0.650000

Common stock:
Dividends	88,270	81,074	176,418	161,639
Per share	0.515	0.500	1.030	1.000
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
In July 2020, NNN declared a dividend of $0.52 per share which is payable in August 2020 to its common stockholders of record as of July 31, 2020.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	June 30, 2020	Percentage of Total	December 31, 2019	Percentage of Total
Line of credit payable	$—	—	$133,600	4.5%
Mortgages payable	11,731	0.4%	12,059	0.4%
Notes payable	3,207,545	99.6%	2,842,698	95.1%
Total outstanding debt	$3,219,276	100.0%	$2,988,357	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $900,000,000 unsecured revolving credit facility (as amended by the 2020 Amendment (as defined below), the “Credit Facility”) had a weighted average outstanding balance of $37,998,000 and a weighted average interest rate of 2.5% during the six months ended June 30, 2020. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $1,600,000,000, subject to lender approval. In May 2020, NNN amended its Credit Facility to include the addition of new terms and definitions, and to restate certain other definitions under the former unsecured revolving credit agreement, some of which modified the financial covenant calculations (the "2020 Amendment"). As of June 30, 2020, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.

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
In March 2020, NNN redeemed the $325,000,000 3.800% notes payable due October 2022. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $16,679,000, and (ii) accrued and unpaid interest.

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

	Six Months Ended June 30,
	2020	2019
Shares of common stock	33,246	137,316
Net proceeds	$1,321	$7,166

At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM program:

2018 ATM
Established date	February 2018
Termination date	February 2021
Total allowable shares	12,000,000
Total shares issued as of June 30, 2020	11,140,162
The following table outlines the common stock issuances pursuant to NNN's ATM (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2020	2019
Shares of common stock	1,417,977	1,495,548
Average price per share (net)	$36.68	$53.52
Net proceeds	$52,018	$80,046
Stock issuance costs(1)	$746	$766
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Recent Accounting Pronouncements

Refer to Note 1 to the June 30, 2020, condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of June 30, 2020, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of June 30, 2020 and December 31, 2019. The table presents principal payments and related interest rates by year for debt obligations outstanding as of June 30, 2020. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of June 30, 2020 and $133,600,000, as of December 31, 2019 with a weighted average interest rate of 2.5% and 2.8%, respectively. The table incorporates only those debt obligations that existed as of June 30, 2020, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by less than one percent for the six months ended June 30, 2020.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2020	$345	5.23%	$—	—
2021	716	5.23%	—	—
2022	750	5.23%	—	—
2023	9,968	5.23%	349,187	3.39%
2024	—	—	349,689	3.92%
Thereafter	—	—	2,531,713	3.74%	(3)
Total	$11,779	5.23%	$3,230,589	3.72%
Fair Value:
June 30, 2020	$11,779		$3,331,910
December 31, 2019	$12,116		$3,074,538
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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of June 30, 2020, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. Not applicable.

Item 1A.Risk Factors.
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

As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly. A number of NNN’s tenants have announced mandated or temporary closures of their operations and/or have requested adjustments to their lease terms during this pandemic. Experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or a global recession. COVID-19 (or a future pandemic) could have a material and adverse effect on or cause disruption to NNN’s business or financial condition, results from operations, cash flows and the market value and trading price of NNN's securities due to, among other factors:
•A complete or partial closure of, or other operational issues at, NNN’s Property Portfolio as a result of government or tenant action;
•The declines in or instability of the economy or financial markets may result in a recession or negatively impact consumer discretionary spending, which could adversely affect retailers and consumers;
•The reduction of economic activity may severely impact NNN’s tenants' business operations, financial condition, liquidity and access to capital resources and may cause one or more of NNN’s tenants to be unable to meet their obligations to NNN in full, or at all, to default on their lease, or to otherwise seek modifications of such obligations;
•Inability to access debt and equity capital on favorable terms, if at all, or a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect NNN’s access to capital necessary to fund business operations, pursue acquisition and development opportunities, refinance existing debt, reduce NNN’s ability to make cash distributions to its stockholders and increase NNN’s future interest expense;
•A general decline in business activity and demand for real estate transactions would adversely affect NNN’s ability to successfully execute investment strategies or expand the Property Portfolio;
•A significant reduction in NNN’s cash flows could impact NNN’s ability to continue paying cash dividends to NNN common and preferred stockholders at expected levels or at all;
•The financial impact of COVID-19 could negatively affect NNN’s future compliance with financial and other covenants of NNN’s credit facility and other debt instruments, and the failure to comply with such covenants could result in a default that accelerates the payment of such indebtedness; and
•The potential negative impact on the health of NNN’s associates or Board of Directors, particularly if a significant number are impacted, or the impact of government actions or restrictions, including stay-at-home orders, restricting access to NNN's headquarters located in Orlando, Florida, could result in a deterioration in NNN’s ability to ensure business continuity during a disruption.
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
A prolonged imposition of mandated closures or other social-distancing guidelines may adversely impact NNN's tenants’ ability to generate sufficient revenues to meet financial obligations, and could force tenants to default on their leases, or result in the tenant’s bankruptcy, which would diminish NNN’s ability to receive rental revenue it is owed under their leases. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on NNN. Nevertheless, COVID-19 presents material uncertainty and risk with respect to NNN’s performance, business or financial condition, results from operations and cash flows. While NNN's leases generally do not allow tenants to withhold rent if the tenants are not operating on its properties, some tenants may pay rent under protest or not pay rent at all and may assert legal or equitable claims in the courts that such tenants are not obligated to pay rent while closed or while operating at reduced capacity, because of the COVID-19 pandemic. While NNN believes such claims would be without merit it has no assurances on how courts would rule on such claims, if any.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.Defaults Upon Senior Securities. Not applicable.

Item 4.Mine Safety Disclosures. Not applicable.

Item 5.Other Information. Not applicable.

Item 6.Exhibits

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

31.	Section 302 Certifications(1)

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications(1)

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

10.	Material Contracts

10.1
Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2020, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed herewith).

101.	Interactive Data File

	101.1	The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2020, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

	104.1	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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
DATED this 3rd day of August, 2020.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Julian E. Whitehurst
Julian E. Whitehurst
Chief Executive Officer, President and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director