Form 10-Q
period 2020-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2020-11-02
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020
OR
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
173,727,624 shares of common stock, $0.01 par value, outstanding as of October 29, 2020.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$7,167,992	$7,287,374
Accounted for using the direct financing method	4,060	4,204
Real estate held for sale	5,408	9,661
Cash and cash equivalents	294,860	1,112
Receivables, net of allowance of $879 and $506, respectively	4,126	2,874
Accrued rental income, net of allowance of $7,978 and $1,842, respectively	61,754	28,897
Debt costs, net of accumulated amortization of $16,825 and $15,574, respectively	2,340	2,783
Other assets	94,157	97,962
Total assets	$7,634,697	$7,434,867
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$—	$133,600
Mortgages payable, including unamortized premium and net of unamortized debt costs	11,565	12,059
Notes payable, net of unamortized discount and unamortized debt costs	3,208,533	2,842,698
Accrued interest payable	51,327	18,250
Other liabilities	76,063	96,578
Total liabilities	3,347,488	3,103,185

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 173,726,996 and 171,694,209 shares issued and outstanding, respectively	1,739	1,718
Capital in excess of par value	4,569,085	4,495,314
Accumulated deficit	(611,537)	(499,229)
Accumulated other comprehensive income (loss)	(17,082)	(11,128)
Total stockholders’ equity of NNN	4,287,205	4,331,675
Noncontrolling interests	4	7
Total equity	4,287,209	4,331,682
Total liabilities and equity	$7,634,697	$7,434,867
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$157,865	$168,224	$495,891	$495,846
Interest and other income from real estate transactions	768	383	1,506	1,265
	158,633	168,607	497,397	497,111
Operating expenses:
General and administrative	9,419	8,726	28,914	27,524
Real estate	6,345	6,706	20,304	20,398
Depreciation and amortization	49,404	48,348	147,528	140,769
Leasing transaction costs	—	51	36	178
Impairment losses – real estate, net of recoveries	5,695	10,692	33,062	21,124
	70,863	74,523	229,844	209,993
Gain on disposition of real estate	148	2,061	13,637	25,508
Earnings from operations	87,918	96,145	281,190	312,626
Other expenses (revenues):
Interest and other income	(74)	(501)	(345)	(2,912)
Interest expense	31,924	29,948	97,347	89,716
Loss on early extinguishment of debt	—	—	16,679	—
	31,850	29,447	113,681	86,804
Net earnings	56,068	66,698	167,509	225,822
Earnings (loss) attributable to noncontrolling interests	1	(5)	3	(428)
Net earnings attributable to NNN	56,069	66,693	167,512	225,394
Series E preferred stock dividends	—	(4,097)	—	(12,291)
Series F preferred stock dividends	(4,485)	(4,485)	(13,455)	(13,455)
Net earnings attributable to common stockholders	$51,584	$58,111	$154,057	$199,648
Net earnings per share of common stock:
Basic	$0.30	$0.35	$0.89	$1.23
Diluted	$0.30	$0.35	$0.89	$1.22
Weighted average number of common shares outstanding:
Basic	172,681,136	164,883,509	171,706,577	162,641,261
Diluted	172,782,266	165,361,731	171,815,377	163,126,063
Other comprehensive income:
Net earnings attributable to NNN	$56,069	$66,693	$167,512	$225,394
Amortization of interest rate hedges	642	327	1,663	975
Fair value of forward starting swaps	—	(7,818)	(7,617)	(11,738)
Valuation adjustments – available-for-sale securities	—	—	—	116
Realized gain – available-for-sale securities	—	—	—	(1,331)
Comprehensive income attributable to NNN	$56,711	$59,202	$161,558	$213,416

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Quarter Ended September 30, 2020
(dollars in thousands, except per share data)
(Unaudited)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at June 30, 2020	$345,000	$1,735	$4,554,958	$(573,174)	$(17,724)	$4,310,795	$5	$4,310,800
Net earnings	—	—	—	56,069	—	56,069	(1)	56,068
Dividends declared and paid:
$0.325000 per depositary share of Series F preferred stock	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.520 per share of common stock	—	1	3,147	(89,947)	—	(86,799)	—	(86,799)
Issuance of common stock:
8,865 shares – director compensation	—	1	268	—	—	269	—	269
1,908 shares – stock purchase plan	—	—	68	—	—	68	—	68
216,373 shares – ATM equity program	—	2	8,137	—	—	8,139	—	8,139
Stock issuance costs	—	—	(484)	—	—	(484)	—	(484)
Amortization of deferred compensation	—	—	2,991	—	—	2,991	—	2,991
Amortization of interest rate hedges	—	—	—	—	642	642	—	642
Balances at September 30, 2020	$345,000	$1,739	$4,569,085	$(611,537)	$(17,082)	$4,287,205	$4	$4,287,209

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Quarter Ended September 30, 2019
(dollars in thousands, except per share data)
(Unaudited)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at June 30, 2019	$287,500	$345,000	$1,636	$4,042,318	$(443,822)	$(10,183)	$4,222,449	$2	$4,222,451
Net earnings	—	—	—	—	66,693	—	66,693	5	66,698
Dividends declared and paid:
$0.356250 per depositary share of Series E preferred stock	—	—	—	—	(4,097)	—	(4,097)	—	(4,097)
$0.325000 per depositary share of Series F preferred stock	—	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.515 per share of common stock	—	—	1	9,219	(83,935)	—	(74,715)	—	(74,715)
Issuance of common stock:
6,964 shares – director compensation	—	—	—	325	—	—	325	—	325
1,716 shares – stock purchase plan	—	—	1	93	—	—	94	—	94
848,474 shares – ATM equity program	—	—	8	46,516	—	—	46,524	—	46,524
7,000,000 shares – equity offering	—	—	70	395,430	—	—	395,500	—	395,500
100,000 restricted shares – net of forfeitures	—	—	1	(1)	—	—	—	—	—
Stock issuance costs	—	—	—	(16,714)	—	—	(16,714)	—	(16,714)
Amortization of deferred compensation	—	—	—	2,414	—	—	2,414	—	2,414
Amortization of interest rate hedges	—	—	—	—	—	327	327	—	327
Fair value of forward starting swaps	—	—	—	—	—	(7,818)	(7,818)	—	(7,818)
Balances at September 30, 2019	$287,500	$345,000	$1,717	$4,479,600	$(469,646)	$(17,674)	$4,626,497	$7	$4,626,504

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended September 30, 2020
(dollars in thousands, except per share data)
(Unaudited)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2019	$345,000	$1,718	$4,495,314	$(499,229)	$(11,128)	$4,331,675	$7	$4,331,682
Net earnings	—	—	—	167,512	—	167,512	(3)	167,509
Dividends declared and paid:
$0.975000 per depositary share of Series F preferred stock	—	—	—	(13,455)	—	(13,455)	—	(13,455)
$1.550 per share of common stock	—	1	4,298	(266,365)	—	(262,066)	—	(262,066)
Issuance of common stock:
25,624 shares – director compensation	—	1	864	—	—	865	—	865
6,214 shares – stock purchase plan	—	—	238	—	—	238	—	238
1,634,350 shares – ATM equity program	—	16	60,886	—	—	60,902	—	60,902
263,406 restricted shares – net of forfeitures	—	3	(3)	—	—	—	—	—
Stock issuance costs	—	—	(1,230)	—	—	(1,230)	—	(1,230)
Amortization of deferred compensation	—	—	8,718	—	—	8,718	—	8,718
Amortization of interest rate hedges	—	—	—	—	1,663	1,663	—	1,663
Fair value of forward starting swaps	—	—	—	—	(7,617)	(7,617)	—	(7,617)
Balances at September 30, 2020	$345,000	$1,739	$4,569,085	$(611,537)	$(17,082)	$4,287,205	$4	$4,287,209

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended September 30, 2019
(dollars in thousands, except per share data)
(Unaudited)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2018	$287,500	$345,000	$1,616	$3,950,055	$(424,225)	$(5,696)	$4,154,250	$355	$4,154,605
Net earnings	—	—	—	—	225,394	—	225,394	428	225,822
Dividends declared and paid:
$1.068750 per depositary share of Series E preferred stock	—	—	—	—	(12,291)	—	(12,291)	—	(12,291)
$0.975000 per depositary share of Series F preferred stock	—	—	—	—	(13,455)	—	(13,455)	—	(13,455)
$1.515 per share of common stock	—	—	3	16,168	(245,574)	—	(229,403)	—	(229,403)
Issuance of common stock:
21,933 shares – director compensation	—	—	—	968	—	—	968	—	968
5,872 shares – stock purchase plan	—	—	—	309	—	—	309	—	309
2,344,022 shares – ATM equity program	—	—	24	127,313	—	—	127,337	—	127,337
7,000,000 shares – equity offering	—	—	70	395,430	—	—	395,500	—	395,500
359,650 restricted shares – net of forfeitures	—	—	4	(4)	—	—	—	—	—
Stock issuance costs	—	—	—	(17,480)	—	—	(17,480)	—	(17,480)
Amortization of deferred compensation	—	—	—	6,841	—	—	6,841	—	6,841
Amortization of interest rate hedges	—	—	—	—	—	975	975	—	975
Fair value of forward starting swaps	—	—	—	—	—	(11,738)	(11,738)	—	(11,738)
Valuation adjustments – available-for-sale securities	—	—	—	—	—	116	116	—	116
Realized gain – available-for-sale securities	—	—	—	—	—	(1,331)	(1,331)	—	(1,331)
Other	—	—	—	—	505	—	505	—	505
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(776)	(776)
Balances at September 30, 2019	$287,500	$345,000	$1,717	$4,479,600	$(469,646)	$(17,674)	$4,626,497	$7	$4,626,504

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$167,509	$225,822
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	147,528	140,769
Impairment losses – real estate, net of recoveries	33,062	21,124
Loss on early extinguishment of debt	16,679	—
Amortization of notes payable discount	2,654	1,297
Amortization of debt costs	3,924	2,787
Amortization of mortgages payable premium	(64)	(64)
Amortization of interest rate hedges	1,663	975
Settlement of forward starting swaps	(13,141)	—
Gain on disposition of real estate	(13,637)	(25,508)
Performance incentive plan expense	9,669	8,581
Performance incentive plan payment	(846)	(775)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in real estate leased to others using the direct financing method	144	508
Decrease (increase) in receivables	(1,252)	915
Increase in accrued rental income	(33,464)	(1,702)
Decrease (increase) in other assets	1,054	(375)
Increase in accrued interest payable	33,077	26,367
Decrease in other liabilities	(5,534)	(1,500)
Other	(201)	(189)
Net cash provided by operating activities	348,824	399,032
Cash flows from investing activities:
Proceeds from the disposition of real estate	40,942	92,586
Additions to real estate:
Accounted for using the operating method	(89,419)	(505,693)
Principal payments received on mortgages and notes receivable	283	3,100
Other	(375)	985
Net cash used in investing activities	(48,569)	(409,022)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Proceeds from line of credit payable	$311,000	$429,200
Repayment of line of credit payable	(444,600)	(429,200)
Repayment of mortgages payable	(443)	(422)
Proceeds from notes payable	692,646	—
Repayment of notes payable	(325,000)	—
Payment for early extinguishment of debt	(16,679)	—
Payment of debt issuance costs	(7,810)	(115)
Proceeds from issuance of common stock	65,440	539,318
Stock issuance costs	(1,241)	(17,274)
Payment of Series E preferred stock dividends	—	(12,291)
Payment of Series F preferred stock dividends	(13,455)	(13,455)
Payment of common stock dividends	(266,365)	(245,574)
Noncontrolling interest distributions	—	(776)
Net cash provided by (used in) financing activities	(6,507)	249,411
Net increase in cash, cash equivalents and restricted cash	293,748	239,421
Cash, cash equivalents and restricted cash at beginning of period(1)	1,112	114,267
Cash, cash equivalents and restricted cash at end of period(1)	$294,860	$353,688
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$57,311	$59,151
Supplemental disclosure of noncash investing and financing activities:
Decrease in other comprehensive income	$5,954	$11,978
Right-of-use assets recorded in connection with lease liabilities	$—	$8,224
Work in progress accrual balance	$10,131	$19,624
Mortgage receivable issued in connection with real estate transactions	$3,000	$3,100
  (1) Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN had no restricted cash and cash held in escrow at September 30, 2020 and 2019.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

September 30, 2020
Property Portfolio:
Total properties	3,114
Gross leasable area (square feet)	32,421,000
States	48
Weighted average remaining lease term (years)	10.7
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2020, may not be indicative of the results that may be expected for the year ending December 31, 2020. See "Footnote 8 – Subsequent Events." Amounts as of December 31, 2019 included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2019.
COVID-19 Pandemic – On March 11, 2020, the World Health Organization declared a novel strain of coronavirus ("COVID-19") a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. As a result, the COVID-19 pandemic is negatively affecting almost every industry directly or indirectly.
Although various states have lifted or modified certain restrictions, the initial actions taken by the government to mitigate the spread of COVID-19 by ordering closure of many businesses and ordering residents to generally stay at home has resulted in the loss of revenue for many of NNN's tenants and challenged their ability to pay rent. As a result, these economic hardships have had a negative effect on NNN's financial results, including recognizing revenue on a cash basis from certain of its tenants.
NNN is actively working with its tenants that have been impacted by the business closures or other social-distancing practices resulting from the COVID-19 pandemic. Certain tenants have requested adjustments to their lease terms, primarily consisting of short-term deferrals of 30 to 90 days of rent. NNN is negotiating terms with these tenants that would require the deferred rental revenues to be paid at a later time in the lease term, typically over 3 to 18 months with payment beginning in fourth quarter 2020. Rent collections may continue below amounts required under the leases until economic activity materially improves. Rent collections and rent relief requests for the quarter and nine months ended September 30, 2020, may not be indicative of rent collections and requests in the future. Depending upon the duration of impact on tenants and the overall economic downturn resulting from the COVID-19 pandemic, NNN may find deferred rents difficult to collect.
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
NNN has materially curtailed new property investments in 2020 in order to better gauge the impact of the economic downturn on retailers, retail real estate, capital markets and investment returns.
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $1,218,000 and $797,000 in capitalized interest during the development period for the nine months ended September 30, 2020 and 2019, respectively, of which $332,000 and $327,000 was recorded during the quarters ended September 30, 2020 and 2019, respectively.
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
Lease Accounting – In accordance with FASB Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," ("ASC 842"), NNN reviews the collectability of its accounts receivable, including accrued rental income, related to rents, expense reimbursements and other revenues. NNN analyzes accounts receivable and historical bad debt levels, tenant credit-worthiness and current economic trends when evaluating the probability of collection. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. NNN includes an allowance for doubtful accounts in rental income on the Condensed Consolidated Statements of Income and Comprehensive Income. At the point NNN deems the collection of lease payments not probable, a bad debt is recognized for any outstanding receivable and any related accrued rent and, subsequently, any lease revenue is only recognized when cash receipts are received. As a result of the review of tenant receivables’ collectability, NNN recorded a write-off of $14,758,000 of outstanding receivables and related accrued rent during the quarter and nine months ended September 30, 2020, and subsequently reclassified certain tenants as cash basis for accounting purposes.
During the quarter and nine months ended September 30, 2020, NNN recognized revenue on a cash basis of $2,203,000 and $2,406,000, respectively. NNN did not recognize revenue on a cash basis during the quarter and nine months ended September 30, 2019. As of September 30, 2020, approximately four percent of total Properties, and approximately six percent of aggregate gross leasable area held in the Property Portfolio, was leased to six tenants that NNN has determined to recognize revenue from on a cash basis.
In accordance with ASC 842, NNN recorded Right-Of-Use ("ROU") assets and operating lease liabilities of approximately $7,735,000 and $10,155,000 respectively, as of January 1, 2019.
In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. NNN has elected to make this policy election for COVID-19 lease concessions, including the rent deferral lease amendments effective during the nine months ended September 30, 2020.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $31,140,000 and $26,932,000, as of September 30, 2020 and December 31, 2019, respectively, are included in notes payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $8,705,000 and $8,962,000, respectively.
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
As of September 30, 2020, NNN had a mortgage receivable of $2,569,000 included in other assets on the Condensed Consolidated Balance Sheets, net of $164,000 allowance for credit loss. NNN measures the allowance for credit loss based on the fair value of the collateral and the historical collectability trend analysis over 15 years.
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
The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and Diluted Earnings:
Net earnings attributable to NNN	$56,069	$66,693	$167,512	$225,394
Less: Series E preferred stock dividends	—	(4,097)	—	(12,291)
Less: Series F preferred stock dividends	(4,485)	(4,485)	(13,455)	(13,455)
Net earnings available to NNN’s common stockholders	51,584	58,111	154,057	199,648
Less: Earnings allocated to unvested restricted shares	(179)	(163)	(516)	(412)
Net earnings used in basic and diluted earnings per share	$51,405	$57,948	$153,541	$199,236

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	173,596,374	165,737,947	172,579,042	163,421,419
Less: Unvested restricted stock	(344,429)	(316,856)	(332,730)	(272,185)
Less: Unvested contingent restricted shares	(570,809)	(537,582)	(539,735)	(507,973)
Weighted average number of shares outstanding used in basic earnings per share	172,681,136	164,883,509	171,706,577	162,641,261
Other dilutive securities	101,130	478,222	108,800	484,802
Weighted average number of shares outstanding used in diluted earnings per share	172,782,266	165,361,731	171,815,377	163,126,063
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
Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2020, (dollars in thousands):

	Gain (Loss) on Cash Flow Hedges (1)
Beginning balance, December 31, 2019	$(11,128)

Other comprehensive income (loss)	(7,617)
Reclassifications from accumulated other comprehensive income to net earnings	1,663	(2)
Net other comprehensive income (loss)	(5,954)
Ending balance, September 30, 2020	$(17,082)
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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

September 30, 2020
Lease classification:
Operating	3,109
Direct financing	6
Weighted average remaining lease term (years)	10.7
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
As a result of the COVID-19 pandemic, as of September 30, 2020, NNN entered into rent deferral lease amendments with certain tenants representing approximately 6% of the annual rent originally due for the year ending December 31, 2020. On average, 2.7 months of rent was deferred with approximately 77% of deferred rent originally due in the second quarter of 2020 and 23% originally due in the third quarter of 2020. Approximately 66% of this deferred rent is due to be paid to NNN by June 30, 2021 and 89% is due by December 31, 2021. Depending upon the duration of impact on tenants and the overall economic downturn resulting from the COVID-19 pandemic, NNN may find deferred rents difficult to collect.
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following at (dollars in thousands):

	September 30, 2020	December 31, 2019
Land and improvements(1)	$2,479,994	$2,491,073
Buildings and improvements	5,937,116	5,916,425
Leasehold interests	355	355
	8,417,465	8,407,853
Less accumulated depreciation and amortization	(1,276,495)	(1,147,918)
	7,140,970	7,259,935
Work in progress for buildings and improvements	27,022	27,439
	$7,167,992	$7,287,374
(1)Includes $9,449 and $16,930 in land for Properties under construction at September 30, 2020 and December 31, 2019, respectively.
NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rental income from operating leases	$153,825	$163,674	$481,858	$482,306
Earned income from direct financing leases	161	204	487	624
Percentage rent	160	329	728	1,051
Real estate expense reimbursement from tenants	3,719	4,017	12,818	11,865
	$157,865	$168,224	$495,891	$495,846
Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.
For the nine months ended September 30, 2020 and 2019, NNN recognized $33,022,000 and $1,354,000, respectively, of accrued rental income, net of reserves, of which $2,305,000 and $429,000 was recorded during the quarters ended September 30, 2020 and 2019, respectively. Included in accrued rental income are the impacts of the rent deferral lease amendments NNN entered into as a result of the COVID-19 pandemic. During the quarter and nine months ended September 30, 2020, NNN recorded $8,499,000 and $38,938,000 of net accrued rental income related to such amendments.
Additionally, as a result of reclassifying certain tenants as cash basis for accounting purposes during the third quarter of 2020, NNN wrote-off approximately $11,393,000 of accrued rental income for the quarter and nine months ended September 30, 2020.
At September 30, 2020 and December 31, 2019, the balance of accrued rental income was $61,754,000 and $28,897,000, respectively, net of allowance of $7,978,000 and $1,842,000, respectively.

Real Estate – Intangibles
In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	September 30, 2020	December 31, 2019
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,828	$15,754
Less: accumulated amortization	(10,444)	(9,897)
Above-market in-place leases, net	$5,384	$5,857

In-place leases	$119,868	$119,846
Less: accumulated amortization	(68,208)	(64,918)
In-place leases, net	$51,660	$54,928

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$41,786	$41,767
Less: accumulated amortization	(26,358)	(26,135)
Below-market in-place leases, net	$15,428	$15,632
The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the nine months ended September 30, 2020 and 2019, were $711,000 and $579,000, respectively of which $301,000 and $178,000 was recorded for the quarters ended September 30, 2020 and 2019, respectively. The value of in-place leases amortized to expense for the nine months ended September 30, 2020 and 2019, were $6,364,000 and $5,946,000, respectively, of which $2,027,000 and $1,904,000 was recorded for the quarters ended September 30, 2020 and 2019, respectively.
Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant and Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of September 30, 2020, NNN had three of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2019, included eight Properties, five of which were sold in 2020. Real estate held for sale consisted of the following as of (dollars in thousands):

	September 30, 2020	December 31, 2019
Land and improvements	$3,703	$6,908
Building and improvements	4,695	7,610
	8,398	14,518
Less accumulated depreciation and amortization	(2,386)	(3,750)
Less impairment	(604)	(1,107)
	$5,408	$9,661
Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	3	$148	13	$2,061	25	$13,637	43	$25,508

Real Estate – Commitments
NNN has committed to fund construction on seven Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of September 30, 2020, are outlined in the table below (dollars in thousands):

Total commitment(1)	$47,424
Less amount funded	36,471
Remaining commitment	$10,953
(1)Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment.  Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term.  NNN intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment. As a result of the Company's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $33,062,000 and $21,124,000 for the nine months ended September 30, 2020 and 2019, respectively, of which $5,695,000 and $10,692,000 was recorded during the quarters ended September 30, 2020 and 2019, respectively.

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

Note 3 – Line of Credit Payable:
NNN's $900,000,000 unsecured revolving credit facility (as amended by the 2020 Amendment (as defined below), the "Credit Facility") had a weighted average outstanding balance of $25,239,000 and a weighted average interest rate of 2.6% during the nine months ended September 30, 2020. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $1,600,000,000, subject to lender approval. In May 2020, NNN amended its Credit Facility to include the addition of new terms and definitions, and to restate certain other definitions under the former unsecured revolving credit agreement, some of which modified the financial covenant calculations ("2020 Amendment"). As of September 30, 2020, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.

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

Note 5 – Stockholders' Equity:
In August 2020, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which permits the issuance by NNN of an indeterminate amount of debt and equity securities.
Dividend Reinvestment and Stock Purchase Plan – In February 2018, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 10,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Shares of common stock	121,988	309,127
Net proceeds	$4,458	$16,481
At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2020 ATM	2018 ATM
Established date	August 2020	February 2018
Termination date	August 2023	August 2020
Total allowable shares	17,500,000	12,000,000
Total shares issued as of September 30, 2020	84,501	11,272,034
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2020	2019
Shares of common stock	1,634,350	2,344,022
Average price per share (net)	$36.56	$53.73
Net proceeds	$59,752	$125,946
Stock issuance costs(1)	$1,151	$1,390
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Series E preferred stock(1):
Dividends	$—	$4,097	$—	$12,291
Per depositary share	—	0.356250	—	1.068750

Series F preferred stock(2):
Dividends	4,485	4,485	13,455	13,455
Per depositary share	0.325000	0.325000	0.975000	0.975000

Common stock:
Dividends	89,947	83,935	266,365	245,574
Per share	0.520	0.515	1.550	1.515
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
In October 2020, NNN declared a dividend of $0.52 per share, which is payable in November 2020 to its common stockholders of record as of October 30, 2020.

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
As of September 30, 2020, $17,082,000 remained in other comprehensive income related to NNN’s previously terminated interest rate hedges. During the nine months ended September 30, 2020 and 2019, NNN reclassified out of other comprehensive income $1,663,000 and $975,000, respectively, of which $642,000 and $327,000 was reclassified during the quarters ended September 30, 2020 and 2019, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $2,574,000 will be reclassified as an increase in interest expense from these terminated derivatives. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at September 30, 2020.

Note 7 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at September 30, 2020 and December 31, 2019, approximate fair value based upon current market prices of comparable instruments (Level 3). At September 30, 2020 and December 31, 2019, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $3,437,058,000 and $3,074,538,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 8 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after September 30, 2020, the date of the condensed consolidated balance sheet.
NNN is actively working with its tenants that have been impacted by the economic downturn which presents material uncertainty and risk with respect to NNN’s performance, business, financial condition, results from operations and cash flows. As of October 28, 2020, NNN had collected approximately 90% of rent originally due in the quarter ended September 30, 2020 and 94% of rent originally due in October 2020.
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
As of September 30, 2020, NNN owned 3,114 Properties, with an aggregate gross leasable area of approximately 32,421,000 square feet, located in 48 states, with a weighted average remaining lease term of 10.7 years. Approximately 98 percent of the Properties were leased as of September 30, 2020.
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
Although various states have lifted certain restrictions, the initial actions taken by the government to mitigate the spread of COVID-19 by ordering closure of many businesses and ordering residents to generally stay at home has resulted in the loss of revenue for many of NNN's tenants and challenged their ability to pay rent. As a result, these economic hardships have had a negative effect on NNN's financial results, including increased accounts receivables and related allowances. NNN has materially curtailed new property investments in 2020 in order to better gauge the impact of the economic downturn on retailers, retail real estate, capital markets and investment returns.
NNN is actively working with its tenants that have been impacted by the COVID-19 pandemic. As of October 28, 2020, NNN had collected approximately 90% of rent originally due in the quarter ended September 30, 2020 and 94% of rent originally due in October 2020.
As a result of the COVID-19 pandemic, as of September 30, 2020, NNN entered into rent deferral lease amendments with certain tenants representing approximately 6% of the annual rent originally due for the year ending December 31, 2020. On average, 2.7 months of rent was deferred with approximately 77% of deferred rent originally due in the second quarter of 2020 and 23% originally due in the third quarter of 2020. Approximately 66% of this deferred rent is due to be paid to NNN by June 30, 2021 and 89% is due by December 31, 2021. Depending upon the duration of impact on tenants and the overall economic downturn resulting from the COVID-19 pandemic, NNN may find deferred rents difficult to collect.
Rental revenues received as of October 28, 2020 as a percentage of annualized base rent for the quarter ended September 30, 2020:

		% of Total Annual Base Rent(1)	% of Rent Collected
1.	Convenience stores	18.2%	99.9%
2.	Restaurants – full service	10.5%	76.2%
3.	Automotive service	10.2%	100.0%
4.	Restaurants – limited service	8.8%	73.6%
5.	Family entertainment centers	6.7%	85.2%
6.	Health and fitness	5.3%	84.9%
7.	Theaters	4.5%	32.9%
8.	Recreational vehicle dealers, parts and accessories	3.5%	99.7%
9.	Automotive parts	3.1%	100.0%
10.	Equipment rental	2.6%	100.0%
11.	Home improvement	2.6%	99.0%
12.	Wholesale clubs	2.6%	99.6%
13.	Medical service providers	2.2%	98.8%
14.	General merchandise	1.7%	99.9%
15.	Furniture	1.7%	96.9%
16.	Home furnishings	1.6%	99.2%
17.	Consumer electronics	1.5%	100.0%
18.	Travel plazas	1.5%	100.0%
19.	Drug stores	1.5%	100.0%
20.	Bank	1.3%	100.0%
	Other	8.4%	98.5%
	Total	100.0%	90.1%

(1) Based on annualized base rent for all leases in place as of September 30, 2020.

Rent collections may continue below amounts required under the leases until economic activity materially improves. Rent collections for the quarter and nine months ended September 30, 2020, may not be indicative of rent collections in the future. Depending upon the duration of impact on tenants and the overall economic downturn, NNN may find deferred rents difficult to collect.
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
NNN has materially curtailed new property investments in 2020 in order to better gauge the impact of the economic downturn on retailers, retail real estate, capital markets and investment returns. As of September 30, 2020, NNN had $294,860,000 of cash and cash equivalents and $900,000,000 available for borrowings under its unsecured revolving credit facility. While the impacts of COVID-19 are still unfolding, NNN currently expects these combined resources, in addition to the cash provided by NNN's operations to be sufficient to meet NNN's demand for funds.
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
The rapid development and fluidity of the economic downturn precludes any prediction as to the ultimate adverse impact on NNN, but presents material uncertainty and risk with respect to NNN’s performance, business, financial condition, results from operations and cash flows.

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	September 30, 2020	December 31, 2019	September 30, 2019
Properties Owned:
Number	3,114	3,118	3,057
Total gross leasable area (square feet)	32,421,000	32,460,000	32,209,000
Properties:
Leased and unimproved land	3,063	3,086	3,029
Percent of Properties – leased and unimproved land	98%	99%	99%
Weighted average remaining lease term (years)	10.7	11.2	11.2
Total gross leasable area (square feet) – leased	31,549,000	31,818,000	31,651,000

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	September 30, 2020	December 31, 2019	September 30, 2019
1.	Convenience stores	18.2%	18.2%	17.5%
2.	Restaurants – full service	10.5%	11.1%	11.3%
3.	Automotive service	10.2%	9.6%	9.3%
4.	Restaurants – limited service	8.8%	8.8%	8.8%
5.	Family entertainment centers	6.7%	6.7%	6.8%
6.	Health and fitness	5.3%	5.2%	5.3%
7.	Theaters	4.5%	4.7%	4.8%
8.	Recreational vehicle dealers, parts and accessories	3.5%	3.4%	3.5%
9.	Automotive parts	3.1%	3.1%	3.2%
10.	Equipment rental	2.6%	2.6%	2.7%
11.	Home improvement	2.6%	2.6%	2.6%
12.	Wholesale clubs	2.6%	2.5%	2.6%
13.	Medical service providers	2.2%	2.1%	2.2%
14.	General merchandise	1.7%	1.8%	1.8%
15.	Furniture	1.7%	1.6%	1.6%
16.	Home furnishings	1.6%	1.7%	1.7%
17.	Consumer electronics	1.5%	1.5%	1.5%
18.	Travel plazas	1.5%	1.6%	1.6%
19.	Drug stores	1.5%	1.6%	1.6%
20.	Bank	1.3%	1.3%	1.4%
	Other	8.4%	8.3%	8.2%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Acquisitions:
Number of Properties	—	27	21	131
Gross leasable area (square feet)(1)	15,000	533,000	299,000	2,645,000
Initial cash yield	—	6.8%	6.8%	6.9%
Total dollars invested(2)	$3,880	$116,801	$77,971	$509,598
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
Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Number of properties	3	13	25	43
Gross leasable area (square feet)	26,000	360,000	315,000	853,000
Net sales proceeds	$2,414	$33,469	$42,498	$94,828
Net gain	$148	$2,061	$13,637	$25,508

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter ended September 30, 2020, total revenues decreased as compared to the same period in 2019, but remained flat for the nine months ended September 30, 2020, as compared to the same period in 2019. The decrease is primarily due to the impact of recording revenue on a cash basis from certain tenants.
The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
			Percent Increase (Decrease)			Percent Increase (Decrease)
	2020	2019		2020	2019
Rental Revenues(1)	$154,146	$164,207	(6.1%)	$483,073	$483,981	(0.2%)
Real estate expense reimbursement from tenants	3,719	4,017	(7.4)%	12,818	11,865	8.0%
Rental income	157,865	168,224	(6.2%)	495,891	495,846	—
Interest and other income from real estate transactions	768	383	100.5%	1,506	1,265	19.1%
Total revenues	$158,633	$168,607	(5.9%)	$497,397	$497,111	0.1%
(1)Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").
Quarter and Nine Months Ended September 30, 2020 versus Quarter and Nine Months Ended September 30, 2019
Rental Income. Rental income decreased for the quarter ended September 30, 2020, but remained flat for the nine months ended September 30, 2020, as compared to the same periods in 2019. The decrease for the quarter ended September 30, 2020, is primarily due to the write-off of $14,758,000 of receivables due to reclassifying certain tenants as cash basis for accounting purposes during the quarter and nine months ended September 30, 2020.

Analysis of Expenses
General.  Operating expenses decreased for the quarter ended September 30, 2020, as compared to the same period in 2019, primarily due to the decrease in impairment losses recognized on real estate. Operating expenses increased for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to the increase in depreciation expense and impairment losses recognized on real estate. The following table summarizes NNN’s expenses (dollars in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
			Percent Increase (Decrease)			Percent Increase (Decrease)
	2020	2019		2020	2019
General and administrative	$9,419	$8,726	7.9%	$28,914	$27,524	5.1%
Real estate	6,345	6,706	(5.4)%	20,304	20,398	(0.5)%
Depreciation and amortization	49,404	48,348	2.2%	147,528	140,769	4.8%
Leasing transaction costs	—	51	(100.0)%	36	178	(79.8)%
Impairment losses – real estate, net of recoveries	5,695	10,692	(46.7)%	33,062	21,124	56.5%
Total operating expenses	$70,863	$74,523	(4.9)%	$229,844	$209,993	9.5%

Interest and other income	$(74)	$(501)	(85.2)%	$(345)	$(2,912)	(88.2)%
Interest expense	31,924	29,948	6.6%	97,347	89,716	8.5%
Loss on early extinguishment of debt	—	—	—	16,679	—	N/C (1)
Total other expenses	$31,850	$29,447	8.2%	$113,681	$86,804	31.0%

As a percentage of total revenues:
General and administrative	5.9%	5.2%	5.8%	5.5%
Real estate	4.0%	4.0%	4.1%	4.1%
(1) Not calculable ("N/C")
Quarter and Nine Months Ended September 30, 2020 versus Quarter and Nine Months Ended September 30, 2019
General and Administrative.   General and administrative expenses increased in amount and as a percentage of total revenues for the quarter and nine months ended September 30, 2020, as compared to the same periods in 2019. The increase is primarily attributable to an increase in compensation costs.
Real Estate.   Real estate expenses decreased in amount for the quarter ended September 30, 2020, but remained flat for the nine months ended September 30, 2020, as compared to the same periods in 2019. Real estate expenses remained unchanged as a percentage of total revenues for the quarter and nine months ended September 30, 2020, as compared to the same periods in 2019. The decrease is primarily attributable to the disposition of vacant properties during the year ended December 31, 2019 and the nine months ended September 30, 2020. The decrease in real estate expenses was partially offset by an increase in reimbursable expenses during the quarter and nine months ended September 30, 2020, as compared to the same periods in 2019.
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount for the quarter and nine months ended September 30, 2020, as compared to the same periods in 2019. The increase is primarily due to the acquisition of 21 properties with an aggregate gross leasable area of approximately 299,000 square feet in 2020 and 210 properties with an aggregate gross leasable area of approximately 3,164,000 square feet during 2019.
Impairment Losses – real estate, net of recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term. NNN intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment. NNN recognized real estate impairments, net of recoveries of $33,062,000 and $21,124,000 for the nine months ended September 30, 2020 and 2019, respectively of which $5,695,000 and $10,692,000 was recorded during the quarters ended September 30, 2020 and 2019, respectively.
Interest and Other Income. Interest and other income decreased in amount for the quarter and nine months ended September 30, 2020, as compared to the same periods in 2019. The decrease is primarily due to the gain of $1,331,000 on sale of equity investments and $1,471,000 in interest income on cash balances recognized during the nine months ended September 30, 2019.
Interest expense. Interest expense increased for the quarter and nine months ended September 30, 2020, as compared to the same periods in 2019. The following represents the primary changes in debt that have impacted interest expense (dollars in thousands):

Transaction	Effective Date	Principal	Stated Interest Rate	Original Maturity
Issuance 2030 Notes	March 2020	$400,000	2.500%	April 2030
Issuance 2050 Notes	March 2020	300,000	3.100%	April 2050
Redemption 2022 Notes	March 2020	(325,000)	3.800%	October 2022
Interest expense for the nine months ended September 30, 2020 was also impacted by the increase of $16,796,000 in the weighted average outstanding balance on the Credit Facility for the nine months ended September 30, 2020, compared to the same period in 2019. The Credit Facility had a weighted average outstanding balance of $25,239,000 and $8,443,000 at September 30, 2020 and 2019, respectively. In addition, interest expense for the nine months ended September 30, 2020, includes $2,291,000 in connection with the early redemption of the 2022 Notes.
Loss on Early Extinguishment of Debt. In March 2020, NNN redeemed the $325,000,000 3.800% notes payable due October 2022. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $16,679,000, and (ii) accrued and unpaid interest.

Liquidity
General.  NNN’s demand for funds has been, and will continue to be, primarily for (i) payment of operating expenses and cash dividends; (ii) Property acquisitions and development; (iii) capital expenditures; (iv) payment of principal and interest on its outstanding indebtedness; and (v) other investments. As of September 30, 2020, NNN has $294,860,000 of cash and cash equivalents and $900,000,000 available for borrowings under its Credit Facility. While the total impacts of the economic downturn are unknown, NNN currently expects these combined resources, in addition to the cash provided by NNN's operations to be sufficient to meet NNN's demand for funds. NNN has materially curtailed new property investments in 2020 in order to better gauge the impact of the economic downturn on retailers, retail real estate, capital markets and investment returns. (See "Impact of COVID-19 on NNN's Business").
Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN did not have restricted cash or cash held in escrow as of September 30, 2020 and December 31, 2019. The table below summarizes NNN’s cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents:
Provided by operating activities	$348,824	$399,032
Used in investing activities	(48,569)	(409,022)
Provided by (used in) financing activities	(6,507)	249,411
Increase	293,748	239,421
Net cash at beginning of period	1,112	114,267
Net cash at end of period	$294,860	$353,688

Cash provided by operating activities represents cash received primarily from Rental Revenue and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the quarter and nine months ended September 30, 2020 and 2019, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses cash on hand or proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the nine months ended September 30, 2020, included the following significant transactions:
•$395,062,000 in net proceeds from the issuance in March of the 2.500% notes payable due in April 2030,
•$290,459,000 in net proceeds from the issuance in March of the 3.100% notes payable due in April 2050,
•$325,000,000 payment for the early redemption of the 3.800% notes payable in March,
•$16,679,000 payment of the make-whole amount from the early redemption of the 3.800% notes payable in March,
•$4,458,000 in net proceeds from the issuance of 121,988 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),
•$59,752,000 in net proceeds from the issuance of 1,634,350 shares of common stock in connection with the at-the-market ("ATM") equity program,
•$13,455,000 in dividends paid to holders of the depositary shares of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"), and
•$266,365,000 in dividends paid to common stockholders.
Contractual Obligations and Commercial Commitments. The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of September 30, 2020. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of September 30, 2020.

	Expected Maturity Date (dollars in thousands)
	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt(1)	$3,261,394	$153	$630	$664	$359,947	$350,000	$2,550,000
Long-term debt – interest(2)	1,252,633	29,825	119,281	119,247	110,820	99,756	773,704
Headquarters office lease	3,655	195	788	804	821	837	210
Ground leases	8,023	141	573	582	582	601	5,544
Total contractual cash obligations	$4,525,705	$30,314	$121,272	$121,297	$472,170	$451,194	$3,329,458
(1)Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and note costs.
(2)Interest calculation based on stated rate of the principal amount.
In addition to the contractual obligations outlined above, NNN has committed to fund construction on seven Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at September 30, 2020, are outlined in the table below (dollars in thousands):

Total commitment(1)	$47,424
Less amount funded	36,471
Remaining commitment	$10,953
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
As of September 30, 2020, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2019. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

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
The lost revenues and increased property expenses resulting from vacant Properties or uncollectability of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. NNN currently expects a short-term decrease in cash from operations as its tenants are impacted by the pandemic and, while contractually obligated, some have not paid all rent amounts due (See "Impact of COVID-19 on NNN's Business").
As of September 30, 2020, NNN owned 51 vacant, un-leased Properties which accounted for approximately two percent of total Properties held in the Property Portfolio.
Additionally, as of October 28, 2020, approximately three percent of total Properties, and approximately three percent of aggregate gross leasable area held in the Property Portfolio, was leased to five tenants that are currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Series E Preferred Stock(1):
Dividends	$—	$4,097	—	12,291
Per depositary share	—	0.356250	—	1.068750

Series F Preferred Stock(2):
Dividends	4,485	4,485	13,455	13,455
Per depositary share	0.325000	0.325000	0.975000	0.975000

Common stock:
Dividends	89,947	83,935	266,365	245,574
Per share	0.520	0.515	1.550	1.515
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
In October 2020, NNN declared a dividend of $0.52 per share which is payable in November 2020 to its common stockholders of record as of October 30, 2020.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	September 30, 2020	Percentage of Total	December 31, 2019	Percentage of Total
Line of credit payable	$—	—	$133,600	4.5%
Mortgages payable	11,565	0.4%	12,059	0.4%
Notes payable	3,208,533	99.6%	2,842,698	95.1%
Total outstanding debt	$3,220,098	100.0%	$2,988,357	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $900,000,000 unsecured revolving credit facility (as amended by the 2020 Amendment (as defined below), the “Credit Facility”) had a weighted average outstanding balance of $25,239,000 and a weighted average interest rate of 2.6% during the nine months ended September 30, 2020. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $1,600,000,000, subject to lender approval. In May 2020, NNN amended its Credit Facility to include the addition of new terms and definitions, and to restate certain other definitions under the former unsecured revolving credit agreement, some of which modified the financial covenant calculations (the "2020 Amendment"). As of September 30, 2020, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.

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
Securities Offerings. In August 2020, NNN filed a shelf registration statement with the Securities and Exchange Commission (the “Commission”) which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.
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

	Nine Months Ended September 30,
	2020	2019
Shares of common stock	121,988	309,127
Net proceeds	$4,458	$16,481

At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2020 ATM	2018 ATM
Established date	August 2020	February 2018
Termination date	August 2023	August 2020
Total allowable shares	17,500,000	12,000,000
Total shares issued as of September 30, 2020	84,501	11,272,034
The following table outlines the common stock issuances pursuant to NNN's ATM (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2020	2019
Shares of common stock	1,634,350	2,344,022
Average price per share (net)	$36.56	$53.73
Net proceeds	$59,752	$125,946
Stock issuance costs(1)	$1,151	$1,390
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Recent Accounting Pronouncements

Refer to Note 1 to the September 30, 2020, condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of September 30, 2020, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of September 30, 2020 and December 31, 2019. The table presents principal payments and related interest rates by year for debt obligations outstanding as of September 30, 2020. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of September 30, 2020 and $133,600,000, as of December 31, 2019 with a weighted average interest rate of 2.6% and 2.8%, respectively. The table incorporates only those debt obligations that existed as of September 30, 2020, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by less than one percent for the nine months ended September 30, 2020.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2020	$174	5.23%	$—	—
2021	716	5.23%	—	—
2022	750	5.23%	—	—
2023	9,968	5.23%	349,256	3.39%
2024	—	—	349,708	3.92%
Thereafter	—	—	2,532,004	3.74%	(3)
Total	$11,608	5.23%	3,230,968	3.72%
Fair Value:
September 30, 2020	$11,608		$3,437,058
December 31, 2019	$12,116		$3,074,538
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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of September 30, 2020, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.Defaults Upon Senior Securities. Not applicable.

Item 4.Mine Safety Disclosures. Not applicable.

Item 5.Other Information. Not applicable.

Item 6.Exhibits

The following exhibits are filed as a part of this report.

31.	Section 302 Certifications(1)

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications(1)

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

	101.1	The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2020, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

	104.1	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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
DATED this 2nd day of November, 2020.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Julian E. Whitehurst
Julian E. Whitehurst
Chief Executive Officer, President and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director