Form 10-K
period 2020-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2021-02-11
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At June 30, 2020, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $6,111,300,000 based upon the last reported sale price on the New York Stock Exchange on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this disclosure, shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be

"affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.
The number of shares of common stock outstanding as of January 28, 2021 was 175,272,901.

DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of National Retail Properties, Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A.

PART I
Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms “registrant” or “NNN” or the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain subsidiaries as taxable real estate investment trust subsidiaries (“TRS”).
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
•An epidemic or pandemic (such as the outbreak and worldwide spread of a novel strain of coronavirus ("COVID-19")), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the other risks, and may significantly disrupt NNN's tenants' ability to operate their businesses and/or pay rent to NNN or prevent NNN from operating its business in the ordinary course for an extended period;
•Loss of rent from tenants would reduce NNN’s cash flow;
•A significant portion of NNN’s annual base rent is concentrated in specific industry classifications, tenants and geographic locations;
•NNN may not be able to successfully execute its acquisition or development strategies;
•NNN may not be able to dispose of properties consistent with its operating strategy;
•Certain provisions of NNN’s leases or loan agreements may be unenforceable;
•Competition from numerous other real estate investment trusts (“REIT”), commercial developers, real estate limited partnerships and other investors may impede NNN’s ability to grow;
•Uninsured losses may adversely affect NNN’s operating results and asset values;
•NNN’s ability to fully control the management of its net-leased properties may be limited;
•Vacant properties or bankrupt tenants could adversely affect NNN’s business or financial condition;
•Cybersecurity risks and cyber incidents could adversely affect NNN's business, disrupt operations and expose NNN to liabilities to tenants, employees, capital providers, and other third parties;
•Future investment in international markets could subject NNN to additional risks;
•NNN may suffer a loss in the event of a default or bankruptcy of a tenant or borrower;
•Property ownership through joint ventures and partnerships could limit NNN’s control of those investments;
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
•NNN’s ability to pay dividends in the future is subject to many factors;
•Owning real estate and indirect interests in real estate carries inherent risks;
•NNN’s real estate investments are illiquid;
•NNN may be subject to known or unknown environmental liabilities and risks, including but not limited to liabilities and risks resulting from the existence of hazardous materials on or under Properties owned by NNN;
•NNN’s failure to qualify as a REIT for federal income tax purposes could result in significant tax liability;
•Compliance with REIT requirements, including distribution requirements, may limit NNN’s flexibility and may negatively affect NNN’s operating decisions;

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
•NNN's failure to maintain effective internal control over financial reporting could have a material advese effect on its business, operating results and the market value of NNN's securities;
•Acts of violence, terrorist attacks or war may affect NNN's properties, the markets in which NNN operates and NNN's results of operations;
•Changes in accounting pronouncements could adversely impact NNN's or NNN's tenants' reported financial performance;
•The market value of NNN's equity and debt securities is subject to various factors that may cause significant fluctuations or volatility;
•The phase-out of LIBOR could affect interest rates under NNN's variable rate debt;
•Even if NNN remains qualified as a REIT, NNN faces other tax liabilities that reduce operating results and cash flow; and
•Adverse legislative or regulatory tax changes could reduce NNN's earnings and cash flow and the market value of NNN's securities.
In addition, NNN describes risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7).

Item 1.Business
The Company
NNN, a Maryland corporation, is a fully integrated REIT formed in 1984. NNN's assets are primarily real estate assets. NNN's consolidated financial statements are included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
Real Estate Assets
NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property"). NNN owned 3,143 Properties with an aggregate gross leasable area of approximately 32,461,000 square feet, located in 48 states, with a weighted average remaining lease term of 10.7 years as of December 31, 2020. Approximately 99 percent of the Properties were leased as of December 31, 2020.
Competition
NNN faces active competition from many sources, both domestically and internationally, for net-lease investment opportunities in commercial properties. Competitors may be willing to accept rates of return, prices, lease terms, other transaction terms, or levels of risk that NNN finds unacceptable.
Human Capital Resources
Human Capital Development. As of January 31, 2021, the Company employed 69 associates. NNN’s success is dependent upon the dedication and hard work of NNN’s talented associates. NNN encourages continued professional and personal development of all associates by providing in-person and online training opportunities that touch all aspects of NNN’s business. NNN also has associate mentoring and training programs and formalized talent development programs at all levels of the Company. The success of NNN’s commitment to its associates is shown in the long tenure of NNN’s associates. The executive team, department heads, and senior managers all average over 18 years of experience with NNN. In addition, half of NNN’s associates have been with NNN for 10 years or longer. The institutional knowledge and long tenure of NNN’s associates is an important competitive advantage of the Company.
Total Rewards, Benefits & Work-Life Balance. NNN also focuses on additional benefits for its associates to make sure the associates are not only well compensated, but also engaged, developed and satisfied with their work-life balance. There are six key elements to NNN’s total rewards system: Compensation, Benefits, Wellness, Work-Life Balance, Professional Development and Recognition. NNN’s programs include but are not limited to a 401(k) plan with a company match, flexible work schedules, college saving plans, educational assistance program, adoption benefits, flexible spending and health saving accounts, health and wellness events, and access to a state of the art online wellness platform. NNN has been the recipient of numerous wellness awards, including the prestigious Cigna Well-Being Award.
Community Service and Partnerships. NNN cares about the communities in which its associates live and work. NNN stands behind a commitment to improving education, strengthening neighborhoods, and encouraging volunteer service. NNN actively promotes volunteering by its associates. NNN organizes and sponsors specific volunteer days throughout the year at various charities, including Ronald McDonald House of Central Florida and Give Kids the World. Associates are encouraged to volunteer on work days during work hours. In addition to NNN’s donation of time, NNN is also a meaningful financial investor in numerous charities in the Central Florida community, including Boys and Girls Clubs of Central Florida, Second Harvest Food Bank and Elevate Orlando (a teacher mentor program for high risk urban youth that help young women and men graduate high school with a plan for the future).
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
The operating strategies employed by NNN have allowed NNN to increase the annual dividend (paid quarterly) per common share for 31 consecutive years. NNN has the third longest record of consecutive annual dividend increases of all publicly traded REITs.

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
In evaluating a particular acquisition, management may consider a variety of factors, including but not limited to:
•the location, visibility and accessibility of the property,
•the geographic area and demographic characteristics of the community,
•the local real estate market conditions, including potential for growth, redevelopment, market rents, and existing or potential competing properties or retailers,
•the size, age and title status of the property,
•the quality of construction and design and the current physical condition of the property,
•the potential for, and current extent of, any environmental problems,
•the purchase price,
•the non-financial lease terms of the proposed acquisition,
•the availability of funds or other consideration for the proposed acquisition and the cost thereof,
•the compatibility of the property with NNN’s existing Property Portfolio,
•the property-level operating history,
•the financial and other characteristics of the existing tenant,
•the tenant’s business plan, operating history and management team,
•the tenant’s industry,
•the terms of any lease,
•the rent to be paid by the tenant,
•any existing debt encumbering the property which may be assumed in connection with acquiring or refinancing these investments, and
•the merits relative to other opportunities.
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
NNN typically funds its short-term liquidity requirements including investments in additional properties with available cash balances or advances from its $900,000,000 unsecured revolving credit facility ("Credit Facility"). As of December 31, 2020, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility.
As of December 31, 2020, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 34 percent and the ratio of secured debt to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 29 percent. Certain financial agreements contain covenants that limit NNN’s ability to incur additional debt under certain circumstances.

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
The organizational documents of NNN do not limit the absolute amount or percentage of debt that NNN may incur. Additionally, NNN may change its financing strategy at any time.
Strategies and Policy Changes
Any of NNN’s strategies or policies described above may be changed at any time by NNN without notice to or a vote of NNN’s stockholders.
Property Portfolio
As of December 31, 2020, NNN owned 3,143 Properties with an aggregate gross leasable area of approximately 32,461,000 square feet, located in 48 states, with a weighted average remaining lease term of 10.7 years. Approximately 99 percent of total Properties were leased as of December 31, 2020.
The following table summarizes the Property Portfolio as of December 31, 2020 (in thousands):

	Size(1)			Total Dollars Invested(2)
	High	Low	Average	High	Low	Average
Land	6,586	5	102	$11,899	$5	$808
Building	179	1	10	45,286	19	1,951
(1)Approximate square feet.
(2)Costs vary depending upon size, improvements, local market conditions and other factors.

As of December 31, 2020, NNN has committed to fund construction on five Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of December 31, 2020, are outlined in the table below (dollars in thousands):

Total commitment(1)	$42,443
Less amount funded	35,094
Remaining commitment	$7,349
(1)Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
Leases

The following is a summary of the general structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. Generally, the Property leases provide for initial terms of 10 to 20 years. As of December 31, 2020, the weighted average remaining lease term of the Property Portfolio was approximately 10.7 years. The Properties are generally leased under triple-net leases, which require the tenant to pay all property taxes and assessments, to maintain the interior and exterior of the property, and to carry property and liability insurance coverage. NNN's leases provide for annual base rental payments (generally payable in monthly installments) ranging from $6,000 to $3,714,000 (average of $215,000), and generally provide for increases in rent as a result of (i) increases in the Consumer Price Index ("CPI"), (ii) fixed increases, or, to a lesser extent, (iii) increases in the tenant’s sales volume.
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

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2020:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2021	3.0%	108	1,120,000	2027	6.3%	172	2,443,000
2022	5.4%	123	1,577,000	2028	4.8%	158	1,185,000
2023	2.8%	114	1,426,000	2029	3.0%	75	1,052,000
2024	3.6%	96	1,481,000	2030	3.6%	105	1,122,000
2025	6.2%	198	2,093,000	Thereafter	56.6%	1,758	16,364,000
2026	4.7%	186	1,768,000
(1) Based on annualized base rent for all leases in place as of December 31, 2020.
(2)Approximate square feet.

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent(1)
	Top 20 Lines of Trade	2020	2019	2018
1.	Convenience stores	18.2%	18.2%	18.0%
2.	Restaurants – full service	10.5%	11.1%	11.4%
3.	Automotive service	10.3%	9.6%	8.6%
4.	Restaurants – limited service	9.7%	8.8%	8.9%
5.	Family entertainment centers	5.9%	6.7%	7.1%
6.	Health and fitness	5.3%	5.2%	5.6%
7.	Theaters	4.4%	4.7%	5.0%
8.	Recreational vehicle dealers, parts and accessories	3.5%	3.4%	3.4%
9.	Automotive parts	3.1%	3.1%	3.4%
10.	Equipment rental	2.6%	2.6%	1.9%
11.	Home improvement	2.6%	2.6%	2.2%
12.	Wholesale clubs	2.6%	2.5%	2.3%
13.	Medical service providers	2.2%	2.1%	2.2%
14.	General merchandise	1.7%	1.8%	1.6%
15.	Furniture	1.7%	1.6%	1.7%
16.	Home furnishings	1.6%	1.7%	1.5%
17.	Consumer electronics	1.5%	1.5%	1.6%
18.	Travel plazas	1.5%	1.6%	1.7%
19.	Drug stores	1.5%	1.6%	1.8%
20.	Bank	1.3%	1.3%	1.6%
	Other	8.3%	8.3%	8.5%
		100.0%	100.0%	100.0%
(1)Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2020:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	503	17.5%
2.	Florida	225	8.5%
3.	Ohio	199	5.8%
4.	Illinois	145	5.1%
5.	North Carolina	156	4.5%
6.	Georgia	151	4.4%
7.	Indiana	148	4.2%
8.	Tennessee	141	3.7%
9.	Virginia	114	3.5%
10.	California	65	3.3%
	Other	1,296	39.5%
		3,143	100.0%
(1)Based on annualized base rent for all leases in place as of December 31, 2020.
Governmental Regulations Affecting Properties
Property Environmental Considerations
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
As of February 4, 2021, NNN had 74 Properties currently under some level of environmental remediation and/or monitoring. In general, the responsible party (which may include the seller, a previous owner, the tenant or an adjacent or former land owner) is liable for the cost of the environmental remediation for each of these Properties.
Americans with Disabilities Act of 1990
The Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the "ADA"). The tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of February 4, 2021, NNN had not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.
Other Regulations
State and local fire, life-safety and similar entities regulate the use of the Properties. NNN’s leases generally require each tenant to undertake primary responsibility for complying with regulations, but failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties.

Impact of COVID-19 on NNN’s Business
Overview
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. As a result, the COVID-19 pandemic and the government reaction to it is negatively affecting almost every industry directly or indirectly.
Actions taken by the government in an attempt to mitigate the spread of COVID-19 by, at certain times, ordering closure of, or reduced capacity at, many businesses and ordering residents to generally stay at home has resulted in the loss of revenue for many of NNN's tenants and challenged their ability to pay rent. As a result, these economic hardships have increased uncertainty with respect to the collectability of lease payments and have had a negative effect on NNN's financial results, including increased accounts receivables and related allowances and recognizing revenue on a cash basis from certain of its tenants. NNN moderated new property investments during 2020 in order to better gauge the impact of the economic downturn on retailers, retail real estate, capital markets and investment returns. NNN will continue to monitor the impact of the economic downturn, among other things, when considering new property investments in 2021.
During the year ended December 31, 2020, NNN entered into rent deferral lease amendments with certain tenants to defer rent originally due during the years ending December 31, 2020 and 2021. While the terms of each rent deferral lease amendment differ, NNN expects to receive repayment of the majority of deferred rents in 2021 and substantially all by December 31, 2022. Depending upon the duration of impact on tenants and the overall economic downturn resulting from the COVID-19 pandemic, future rent payments including deferred rents may be difficult to collect.
As of January 31, 2021, NNN had collected approximately 96% of rent originally due in the quarter ended December 31, 2020 and approximately 95% of rent originally due in January 2021. Rent collections may continue below amounts required under the leases. Rent collections for the year ended December 31, 2020 may not be indicative of rent collections in the future.
The rapid development and fluidity of the economic downturn precludes any prediction as to the ultimate adverse impact on NNN, but presents material uncertainty and risk with respect to NNN’s performance, business, financial condition, results of operations and cash flows.
In addition, NNN describes the potential risks and impacts of the COVID-19 pandemic in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Impact of COVID-19 on NNN’s Business” (Part II, Item 7).
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

Item 1A.Risk Factors
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
Potential consequences of challenging and volatile financial and economic conditions include:
•the financial condition of NNN’s tenants may be adversely affected, which may result in tenant defaults under the leases due to bankruptcy, lack of liquidity, operational failures or for other reasons,
•the ability to raise equity capital or to raise equity capital or borrow on terms and conditions that NNN finds acceptable may be limited or unavailable, which could reduce NNN’s ability to pursue acquisition and development opportunities and refinance existing debt, reduce NNN’s returns from acquisition and development activities, reduce NNN’s ability to make cash distributions to its stockholders and increase NNN’s future interest expense,
•the recognition of impairment charges on or reduced values of the Properties or tenant receivables, may adversely affect NNN's results of operations,
•reduced values of the Properties may limit NNN's ability to dispose of assets at attractive prices and reduce the availability of buyer financing, and
•the value and liquidity of NNN’s short-term investments and cash deposits could be reduced as a result of (i) a deterioration of the financial condition of the institutions that hold NNN’s cash deposits or the institutions or assets in which NNN has made short-term investments, (ii) the dislocation of the markets for NNN’s short-term investments, (iii) increased volatility in market rates for such investments or (iv) other factors.
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

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. Since that time, efforts taken in an attempt to contain the spread of COVID-19 have intensified. Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place.

As a result, the COVID-19 pandemic and the government reaction to it is negatively affecting almost every industry directly or indirectly. A number of NNN’s tenants have announced temporary closures of their operations and/or have requested adjustments to their lease terms during this pandemic. The COVID-19 pandemic (or a future pandemic) could have a material and adverse effect on or cause disruption to NNN’s business or financial condition, results of operations, cash flows and the market value and trading price of NNN's securities due to, among other factors:
•A complete or partial closure of, or other operational issues with, NNN’s Property Portfolio as a result of government or tenant action;
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
•The financial impact could negatively affect NNN’s future compliance with financial and other covenants of NNN’s Credit Facility and other debt instruments, and the failure to comply with such covenants could result in a default that accelerates the payment of such debt; and
•The potential negative impact on the health of NNN’s associates or Board of Directors, particularly if a significant number are impacted, or the impact of government actions or restrictions, including stay-at-home orders, restricting access to NNN's headquarters located in Orlando, Florida, could result in a deterioration in NNN’s ability to ensure business continuity during a disruption.
The extent to which COVID-19 impacts NNN’s operations and those of NNN’s tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, the direct and indirect economic effects of the outbreak and containment measures, and the timing for, and success of, the COVID-19 vaccination program, among others.
A prolonged continuation of business closures, reduced capacity at businesses or other social-distancing practices may adversely impact NNN's tenants’ ability to generate sufficient revenues to meet financial obligations, and could force tenants to default on their leases, or result in the bankruptcy of tenants, which would diminish the rental revenue NNN receives under its leases. Additionally, an increase in the number of vacant properties would increase NNN's real estate expenses, including expenses associated with ongoing maintenance and repairs, utilities, property taxes, and property and liability insurance.
The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on NNN. Nevertheless, COVID-19 presents material uncertainty and risk with respect to NNN’s performance, business or financial condition, results of operations and cash flows. While NNN's leases generally do not allow tenants to withhold rent if the tenants are not operating on its Properties, some tenants have and may pay rent under protest, have not paid or may not pay rent at all, have and may request rent deferrals, and have and may assert legal or equitable claims in the courts that such tenants are not obligated to pay rent while closed or while operating at reduced capacity, because of the COVID-19 pandemic. While NNN believes such claims would be without merit it has no assurances on how courts would rule on such claims, if any.
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
As of December 31, 2020, approximately,
•54.6% of the Property Portfolio annual base rent is generated from tenants in five retail lines of trade, including convenience stores (18.2%) and full-service and limited-service restaurants (20.2%),
•21.4% of the Property Portfolio annual base rent is generated from five tenants, 7-Eleven (5.1%), Mister Car Wash (4.6%), Camping World (4.4%), LA Fitness (3.8%) and Flynn Restaurant Group (Taco Bell/Arby's) (3.5%), and
•41.4% of the Property Portfolio annual base rent is generated from properties located in five states, including Texas (17.5%) and Florida (8.5%).
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
NNN’s development activities are subject to, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory approvals, the cost and timely completion of construction (including risks from factors beyond NNN’s control, such as weather, labor conditions or material shortages), the risk of finding tenants for the properties and the ability to obtain both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant the opportunity to delay rent commencement, reduce rent or terminate a lease. Any of these situations may delay or eliminate proceeds or cash flows NNN expects from these projects, which could have an adverse effect on NNN’s financial condition.
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
The Properties are generally covered by comprehensive liability, fire, and extended insurance coverage. NNN believes that the insurance carried on its Properties is adequate and in accordance with industry standards. There are, however, types of losses (such as from hurricanes, floods, earthquakes or other types of natural disasters or wars, terrorism or other acts of violence) which may be uninsurable, self-insured by tenants, or the cost of insuring against these losses may not be economically justifiable in the opinion of tenants or NNN. If an uninsured loss occurs or a loss exceeds policy limits, NNN could lose both its invested capital and anticipated revenues from the property, thereby reducing NNN’s cash flow and asset value.
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
As of December 31, 2020, NNN owned 47 vacant, un-leased Properties, which accounted for approximately one percent of total Properties held in the Property Portfolio. NNN is actively marketing these Properties for sale or lease but may not be able to sell or lease these Properties on favorable terms or at all. As of February 10, 2021, less than two percent of total Properties, and approximately one percent of aggregate gross leasable area held in the Property Portfolio, was leased to two tenants that are currently in bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with NNN could have a material adverse effect on the liquidity and results of operations of NNN if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner.
Cybersecurity risks and cyber incidents could adversely affect NNN's business, disrupt operations and expose NNN to liabilities to tenants, employees, capital providers, governmental regulators, and other third parties.
NNN uses information technology and other computer resources to carry out important operational activities and to maintain its business records. As part of NNN’s normal business activities, (i) NNN allows associates to perform some or all of their business activities remotely, and (ii) NNN collects and stores certain personal identifying and confidential information relating to its tenants, employees, vendors and suppliers, and maintains operational and financial information related to NNN’s business. NNN has implemented systems and processes intended to address ongoing and evolving cybersecurity risks, secure its information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. Although NNN and its service providers employ what NNN believes are adequate security, disaster recovery and other preventative and corrective measures, NNN’s security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, fraud, hacking, employee error, system error, and faulty password management.

NNN’s ability to conduct its business may be impaired if its information technology resources, including its websites or e-mail systems, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, fraud, intentional penetration or disruption of its information technology resources by:
•a third party,
•natural disaster,
•a failure of hardware or software due to a design or programmatic flaw,
•a failure of hardware or software security controls,
•telecommunications system failure,
•service provider error or failure,
•fraudulent transactions,
•intentional or unintentional personnel actions,
•lost connectivity to NNN’s networked resources, or
•a failure of disaster recovery system.

A significant and extended disruption could damage NNN’s business or reputation and cause:
•loss of revenues or tenant relationships,
•unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and
•NNN to incur significant expenses to address and remediate or otherwise resolve these kinds of issues.
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
If NNN expands its operating strategy to include investment in international markets, NNN could face additional risks, including foreign currency exchange rate fluctuations, operational risks due to local economic and political conditions and laws and policies of the United States affecting foreign investment.
NNN may suffer a loss in the event of a default or bankruptcy of a borrower.
As of December 31, 2020, NNN had mortgages receivable of $2,482,000. If a borrower defaults on a mortgage or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the collateral may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN’s loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets and are typically subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. If a borrower defaults on the debt senior to NNN’s loan, or in the event of the bankruptcy of a borrower, NNN’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to NNN’s loans exists, the presence of intercreditor arrangements may limit NNN’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.
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
NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Nearly all of NNN’s debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities range between 2022 and 2050. NNN's ability to make these scheduled principal payments may be adversely impacted by NNN’s inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive which would have an adverse impact on NNN’s business, financial condition and results of operations.
The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition.
As of December 31, 2020, NNN had outstanding debt, including mortgages payable of $11,395,000, total unsecured notes payable of $3,209,527,000 and no outstanding balance on the Credit Facility. NNN’s organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional debt and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN’s financial condition and results of operations, as well as NNN’s ability to pay principal and interest on the outstanding debt or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations.
The amount of debt outstanding at any time could have important consequences to NNN’s stockholders. For example, it could:
•require NNN to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing funds available for operations, real estate investments and other business opportunities that may arise in the future,
•increase NNN’s vulnerability to general adverse economic and industry conditions,
•limit NNN’s ability to obtain any additional financing it may need in the future for working capital, debt refinancing, capital expenditures, real estate investments, development or other general corporate purposes,
•make it difficult to satisfy NNN’s debt service requirements,
•limit NNN’s ability to pay dividends in cash on its outstanding common and preferred stock,
•limit NNN’s flexibility in planning for, or reacting to, changes in its business and the factors that affect the profitability of its business, and
•limit NNN’s flexibility in conducting its business, which may place NNN at a disadvantage compared to competitors with less debt or debt with less restrictive terms.
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
As of December 31, 2020, NNN had approximately $3,220,922,000 of outstanding debt, of which approximately $11,395,000 was secured debt. NNN’s unsecured debt instruments contain various restrictive covenants which include, among others, provisions restricting NNN’s ability to:
•incur or guarantee additional debt,
•make certain distributions, investments and other restricted payments,
•enter into transactions with certain affiliates,
•create certain liens,
•consolidate, merge or sell NNN’s assets, and
•pre-pay debt.
NNN’s secured debt instruments generally contain customary covenants, including, among others, provisions:
•requiring the maintenance of the property securing the debt,
•restricting its ability to sell, assign or further encumber the properties securing the debt,
•restricting its ability to incur additional debt on the property securing the debt,
•restricting modifications to property improvements,
•restricting its ability to amend or modify existing leases on the property securing the debt, and

•establishing certain prepayment restrictions.
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
In addition, certain covenants in NNN’s debt instruments, including its Credit Facility, require NNN, among other things, to:
•limit certain leverage ratios,
•maintain certain minimum interest and debt service coverage ratios, and
•limit investments in certain types of assets.
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

Risks Related to – Real Estate Ownership
Owning real estate and indirect interests in real estate carries inherent risks.
NNN’s financial performance and the value of its real estate assets are subject to the risk that if the Properties do not generate revenues sufficient to meet its operating expenses, and debt service, NNN’s cash flow and ability to pay distributions to its stockholders will be adversely affected. NNN is susceptible to the following real estate industry risks, which are beyond its control:
•changes in national, regional and local economic conditions and outlook,
•decreases in consumer spending and retail sales or adverse changes in consumer preferences for particular goods, services or store based retailing,
•economic downturns in the areas where the Properties are located,
•adverse changes in local real estate market conditions, such as an oversupply of space, reduction in demand for space, loss of a large employer, intense competition for tenants, or a demographic change,
•changes in tenant or consumer preferences that reduce the attractiveness of the Properties to tenants,
•a decrease in demand for fossil fuels,
•changes in zoning, regulatory restrictions, or tax laws, and
•changes in interest rates or availability of financing.
All of these factors could result in decreases in market rental rates and increases in vacancy rates, which could adversely affect NNN’s results of operations.
NNN’s real estate investments are illiquid.
Because real estate investments are relatively illiquid, NNN’s ability to adjust the portfolio promptly in response to economic or other conditions is limited. Certain significant expenditures generally do not change in response to economic or other conditions, including: (i) debt service, (ii) real estate taxes, and (iii) operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings and could have an adverse effect on NNN’s financial condition.
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
As of February 4, 2021, NNN had 74 Properties currently under some level of environmental remediation and/or monitoring. In general, the responsible party (which may include the seller, a previous owner, the tenant or an adjacent or former land owner) is liable for the cost of the environmental remediation for each of these Properties.
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
Risks Related to – Tax Matters
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
To maintain its status as a REIT for United States federal income tax purposes, NNN must meet certain requirements on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN’s funds are otherwise needed to fund expenditures or debt service requirements. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, so long as it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2020, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state income, franchise and excise taxes.
The share ownership restrictions of the Internal Revenue Code for REITs and the 9.8% share ownership limit in NNN’s charter may inhibit market activity in NNN’s shares of stock and restrict NNN’s business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of NNN’s issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns NNN’s shares of stock under this requirement. Additionally, at least 100 persons must beneficially own NNN’s shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that NNN meets these tests, among other purposes, NNN’s charter restricts the acquisition and ownership of NNN’s shares of stock.
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
Risks Related to – Governmental Laws and Regulations
Costs of complying with changes in governmental laws and regulations may adversely affect NNN’s results of operations.
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
The Properties, as commercial facilities, are required to comply with the ADA. NNN's tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of February 4, 2021, NNN had not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.

General Risks
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
Acts of violence, terrorist attacks or war may affect NNN's properties, the markets in which NNN operates and NNN’s results of operations.
Terrorist attacks or other domestic acts of violence may negatively affect NNN’s operations. There can be no assurance that there will not be attacks against businesses within the United States. These attacks may directly or indirectly impact NNN’s physical facilities or the businesses or the financial condition of its tenants, developers, borrowers, lenders or financial institutions with which NNN has a relationship. The United States is engaged in armed conflict, which could have an impact on these parties. The consequences of armed conflict are unpredictable, and NNN may not be able to foresee events that could have an adverse effect on its business or be insured for such.
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
As with other publicly traded securities, the market price of NNN’s equity and debt securities depends on various factors, which may change from time-to-time and/or may be unrelated to NNN’s financial condition, operating performance or prospects that may cause significant fluctuations or volatility in such prices. These factors, among others, include:
•general economic and financial market conditions,
•level and trend of interest rates,
•changes in government fiscal, monetary, regulatory, or taxation policies,
•NNN’s ability to access the capital markets to raise additional capital,
•the issuance of additional equity or debt securities,

•changes in NNN’s funds from operations or earnings estimates,
•changes in NNN’s debt ratings or analyst ratings,
•NNN’s financial condition and performance,
•market perception of NNN compared to other REITs, and
•market perception of REITs compared to other investment sectors.
The phase-out of LIBOR could affect interest rates under NNN's variable rate debt.
LIBOR is used as a reference rate for NNN’s revolving Credit Facility. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear if LIBOR will cease to exist at that time, if a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to United States dollar LIBOR in derivatives and other financial contracts. NNN is not able to predict when LIBOR will cease to be available or if SOFR, or another alternative rate reference rate, attains market traction as a LIBOR replacement. If LIBOR ceases to exist, NNN will need to agree upon a benchmark replacement index with the bank, and as such the interest rate on its Credit Facility may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact NNN's cash flow.
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

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties
Please refer to Item 1. “Business.”

Item 3.Legal Proceedings
In the ordinary course of its business, NNN is a party to various legal actions that management believes are routine in nature and incidental to the operation of the business of NNN. Management does not believe that any of these proceedings are material.

Item 4.Mine Safety Disclosures

None.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information.
The common stock of NNN currently is traded on the NYSE under the symbol “NNN.”
Performance Graphs.
Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“FNER”) and the S&P 500 Index (“S&P”) for the five-year period commencing December 31, 2015 and ending December 31, 2020. The graph assumes an investment of $100 on December 31, 2015.

Comparison to Five-Year Cumulative Total Return

Indexed Total Return
(As of December 31, 2020)

220
200
180
160
140
120
100
80
Index Value
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
S&P 500
FNER
NNN

Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“FNER”) and the S&P 500 Index (“S&P”) for the fifteen-year period commencing December 31, 2005 and ending December 31, 2020. The graph assumes an investment of $100 on December 31, 2005.
Comparison to Fifteen-Year Cumulative Total Return

Indexed Total Return
(As of December 31, 2020)

600
500
400
300
200
100
0
Index Value
Dec-05
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Period Ending
S&P 500
FNER
NNN

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
In January 2021, NNN declared dividends payable to its stockholders of $90,847,000, or $0.520 per share, of common stock.
Holders.
On January 28, 2021, there were 1,643 registered holders of record of NNN's common stock. Many of NNN's shares of common stock are held by brokers and institutions on behalf of stockholders, NNN is unable to estimate the total number of stockholders represented by these record holders.
Securities Authorized for Issuance Under Equity Compensation Plans.
None.
Sale of Unregistered Securities.
None.
Issuer Purchases of Equity Securities.
None.

Item 6. Selected Financial Data
NNN early adopted the final rule as issued on January 21, 2021 by the Securities and Exchange Commission (the "Commission") related to amendments to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the requirement for Item 301 of Regulation S-K, which was required by Item 6 of this Form 10-K, has been eliminated.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this annual report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Commission on February 11, 2020.
The term "NNN" or the "Company" refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain subsidiaries as taxable real estate investment trust subsidiaries, ("TRS").
Forward-Looking Statements
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. NNN makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risks may cause NNN’s actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see “Item 1A. Risk Factors.”
Overview
NNN, a Maryland corporation, is a fully integrated real estate investment trust ("REIT") formed in 1984. NNN's assets are primarily real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties," or "Property Portfolio," or individually a "Property").
NNN owned 3,143 Properties with an aggregate gross leasable area of approximately 32,461,000 square feet, located in 48 states, with a weighted average remaining lease term of 10.7 years as of December 31, 2020. Approximately 99 percent of the Properties were leased as of December 31, 2020.
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
As of December 31, 2020, 2019 and 2018, the Property Portfolio remained at least 98 percent leased and had a weighted average remaining lease term of approximately 11 years. High occupancy levels coupled with a net lease structure, provides enhanced probability of maintaining operating earnings.

Impact of COVID-19 on NNN’s Business
Overview. On March 11, 2020, the World Health Organization declared a novel strain of coronavirus ("COVID-19") a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. Since that time, efforts taken in an attempt to contain the spread of COVID-19 have intensified. Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place.
As a result, the COVID-19 pandemic and the government reaction to it is negatively affecting almost every industry directly or indirectly. A number of NNN’s tenants have announced temporary closures of their operations and/or have requested adjustments to their lease terms during this pandemic. The actions taken by the government to mitigate the spread of COVID-19 by, at certain times, ordering closure of, or reducing capacity at, many businesses and ordering residents to generally stay at home has resulted in the loss of revenue for many of NNN's tenants and challenged their ability to pay rent. As a result, these economic hardships have increased uncertainty with respect to the collectability of lease payments and have had a negative effect on NNN's financial results, including increased accounts receivables and related allowances and recognizing revenue on a cash basis from certain of its tenants.
As of January 31, 2021, NNN had collected approximately 96% of rent originally due in the quarter ended December 31, 2020 and approximately 95% of rent originally due in January 2021.
The following table details the rental revenue collected as of January 31, 2021, excluding the repayment of amounts previously deferred according to the rent deferral lease amendments for the quarter ended December 31, 2020 as a percentage of annualized base rent:

	Top 20 Lines of Trade	% of Total Annual Base Rent(1)	% of Rent Collected
1.	Convenience stores	18.2%	99.9%
2.	Restaurants – full service	10.5%	86.1%
3.	Automotive service	10.3%	99.5%
4.	Restaurants – limited service	9.7%	99.9%
5.	Family entertainment centers	5.9%	99.3%
6.	Health and fitness	5.3%	98.4%
7.	Theaters	4.4%	42.4%
8.	Recreational vehicle dealers, parts and accessories	3.5%	100.0%
9.	Automotive parts	3.1%	99.5%
10.	Equipment rental	2.6%	99.8%
11.	Home improvement	2.6%	99.4%
12.	Wholesale clubs	2.6%	99.7%
13.	Medical service providers	2.2%	99.9%
14.	General merchandise	1.7%	99.2%
15.	Furniture	1.7%	99.4%
16.	Home furnishings	1.6%	99.9%
17.	Consumer electronics	1.5%	100.0%
18.	Travel plazas	1.5%	100.0%
19.	Drug stores	1.5%	99.9%
20.	Bank	1.3%	100.0%
	Other	8.3%	99.4%
	Total	100.0%	95.7%

(1) Based on annualized base rent for all leases in place as of December 31, 2020.

Rent collections may continue below amounts required under the leases. Rent collections for the year ended December 31, 2020 may not be indicative of rent collections in the future.
During the year ended December 31, 2020, NNN entered into rent deferral lease amendments with certain tenants for an aggregate $50,719,000 and $1,410,000 of rent originally due for the year ending December 31, 2020 and 2021, respectively. The rent deferral lease amendments required the deferred rents to be repaid at a later time during the lease term. Approximately $3,259,000 of the deferred rent was repaid in 2020. Deferred rents of $36,794,000, $10,944,000 and $1,132,000 are due to be repaid during the years ended December 31, 2021, 2022 and 2023, respectively. Depending upon the duration of impact on tenants and the overall economic downturn resulting from the COVID-19 pandemic, future rent payments including deferred rents may be difficult to collect. Additionally, rent collections and rent relief requests for the year ended December 31, 2020 may not be indicative of rent collections and requests in the future.
A prolonged continuation of business closures, reduced capacity at businesses or other social-distancing practices may adversely impact NNN's tenants’ ability to generate sufficient revenues to meet financial obligations, and could force tenants to default on their leases, or result in the bankruptcy of tenants, which would diminish the rental revenue NNN receives under its leases. Additionally, an increase in the number of vacant properties would increase NNN’s real estate expenses, including expenses associated with ongoing maintenance and repairs, utilities, property taxes and property and liability insurance.
NNN moderated new property investments during 2020 in order to better gauge the impact of the economic downturn on retailers, retail real estate, capital markets and investment returns. NNN will continue to monitor the impact of the economic downturn, among other things, when considering new property investments in 2021. As of December 31, 2020, NNN had $267,236,000 of cash and cash equivalents and $900,000,000 available for borrowings under its unsecured revolving credit facility (the "Credit Facility"). While the impacts of COVID-19 are still unfolding, NNN currently expects these combined resources, in addition to the cash provided by NNN's operations to be sufficient to meet NNN's demand for funds.
Business Continuity. As a result of the COVID-19 pandemic, NNN has transitioned a large portion of its associates to work remotely without any adverse impact on its ability to continue to operate its business nor has this transition had any material adverse impact on NNN's financial reporting systems, internal controls over financial reporting or disclosure controls and procedures.
The rapid development and fluidity of the economic downturn precludes any prediction as to the ultimate adverse impact on the economy, retailing and NNN and will ultimately depend on future developments, none of which can be predicted with any certainty. Nevertheless, the economic downturn presents material uncertainty and risk with respect to NNN’s performance, business or financial condition, results of operations and cash flows. See Item "1A. Risk Factors."
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
Lease Accounting. In accordance with FASB Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," ("ASC 842"), NNN recorded right-of-use ("ROU") assets and operating lease liabilities of approximately $7,735,000 and $10,155,000 respectively, as of January 1, 2019.
In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. NNN elected to make this policy election for COVID-19 lease concessions, including the rent deferral lease amendments effective during the year ended December 31, 2020.
In accordance with ASC 842, NNN reviews the collectability of its lease payments on an ongoing basis. NNN considers collectability indicators when analyzing accounts receivable and historical bad debt levels, tenant credit-worthiness and current economic trends, all of which assists in evaluating the probability of outstanding and future lease payment collections. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. At the point NNN deems the collection of lease payments not probable, previously recognized rental revenue is reversed and any related accrued rent and, subsequently, any lease revenue is only recognized when cash receipts are received. As a result of the review of lease payments collectability, NNN recorded a write-off of $21,792,000 of outstanding receivables and related accrued rent during the year ended December 31, 2020, and reclassified certain tenants as cash basis for accounting purposes.
NNN includes an allowance for doubtful accounts in rental income on the Consolidated Statements of Income and Comprehensive Income.
As of December 31, 2020, approximately six percent of total Properties, and approximately eight percent aggregate gross leasable area held in the Property Portfolio, were leased to 13 tenants that NNN has determined to recognize revenue on a cash basis. During the year ended December 31, 2020, NNN recognized $4,722,000 of rental income from certain tenants for periods following their classification to cash basis for accounting. NNN did not recognize any such revenue for the years ended December 31, 2019 and 2018.
Real Estate – Held For Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less costs to sell.
Impairment – Real Estate.  Based upon certain events or changes in circumstances, management periodically assesses its Properties for possible impairment whenever the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term. NNN intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment.
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
The core principle of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)", is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases (Topic 842). NNN determined the key revenue stream impacted by ASU 2014-09 is gain on disposition of real estate reported on the Consolidated Statements of Income and Comprehensive Income. In accordance with ASU 2014-09, NNN evaluates any separate contracts or performance obligations to determine proper timing and/or amount of revenue recognition, as well as, transaction price allocation.
New Accounting Pronouncements.  Refer to Note 1 of the December 31, 2020, Consolidated Financial Statements for a summary and the anticipated impact of each accounting pronouncement on NNN's financial position or results of operations.
Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio as of December 31:

	2020	2019	2018
Properties Owned:
Number	3,143	3,118	2,969
Total gross leasable area (square feet)	32,461,000	32,460,000	30,487,000
Properties:
Leased and unimproved land	3,096	3,086	2,917
Percent of Properties – leased and unimproved land	99%	99%	98%
Weighted average remaining lease term (years)	10.7	11.2	11.5
Total gross leasable area (square feet) – leased	31,631,000	31,818,000	29,439,000

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2020:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2021	3.0%	108	1,120,000	2027	6.3%	172	2,443,000
2022	5.4%	123	1,577,000	2028	4.8%	158	1,185,000
2023	2.8%	114	1,426,000	2029	3.0%	75	1,052,000
2024	3.6%	96	1,481,000	2030	3.6%	105	1,122,000
2025	6.2%	198	2,093,000	Thereafter	56.6%	1,758	16,364,000
2026	4.7%	186	1,768,000
(1)Based on the annualized base rent for all leases in place as of December 31, 2020.
(2)Approximate square feet.

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent(1)
	Top 20 Lines of Trade	2020	2019	2018
1.	Convenience stores	18.2%	18.2%	18.0%
2.	Restaurants – full service	10.5%	11.1%	11.4%
3.	Automotive service	10.3%	9.6%	8.6%
4.	Restaurants – limited service	9.7%	8.8%	8.9%
5.	Family entertainment centers	5.9%	6.7%	7.1%
6.	Health and fitness	5.3%	5.2%	5.6%
7.	Theaters	4.4%	4.7%	5.0%
8.	Recreational vehicle dealers, parts and accessories	3.5%	3.4%	3.4%
9.	Automotive parts	3.1%	3.1%	3.4%
10.	Equipment rental	2.6%	2.6%	1.9%
11.	Home improvement	2.6%	2.6%	2.2%
12.	Wholesale clubs	2.6%	2.5%	2.3%
13.	Medical service providers	2.2%	2.1%	2.2%
14.	General merchandise	1.7%	1.8%	1.6%
15.	Furniture	1.7%	1.6%	1.7%
16.	Home furnishings	1.6%	1.7%	1.5%
17.	Consumer electronics	1.5%	1.5%	1.6%
18.	Travel plazas	1.5%	1.6%	1.7%
19.	Drug stores	1.5%	1.6%	1.8%
20.	Bank	1.3%	1.3%	1.6%
	Other	8.3%	8.3%	8.5%
		100.0%	100.0%	100.0%
(1)Based on annualized base rent for all leases in place as of December 31 of the respective year.
The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2020:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	503	17.5%
2.	Florida	225	8.5%
3.	Ohio	199	5.8%
4.	Illinois	145	5.1%
5.	North Carolina	156	4.5%
6.	Georgia	151	4.4%
7.	Indiana	148	4.2%
8.	Tennessee	141	3.7%
9.	Virginia	114	3.5%
10.	California	65	3.3%
	Other	1,296	39.5%
		3,143	100.0%
(1)Based on annualized base rent for all leases in place as of December 31, 2020.

Property Acquisitions.  The following table summarizes the Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2020	2019	2018
Acquisitions:
Number of Properties	63	210	265
Gross leasable area (square feet)(1)	449,000	3,164,000	2,167,000
Initial cash yield	6.5%	6.9%	6.8%
Total dollars invested(2)	$179,967	$752,497	$715,572
(1)Includes additional square footage from completed construction on existing Properties.
(2)Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under the Credit Facility or by issuing its debt or equity securities in the capital markets.
Property Dispositions.  The following table summarizes the Properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2020	2019	2018
Number of properties	38	59	61
Gross leasable area (square feet)	425,000	1,113,000	686,000
Net sales proceeds	$54,488	$126,194	$147,646
Net gain on disposition of real estate	$16,238	$32,463	$65,070
Cap rate	6.1%	5.9%	5.1%
NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  NNN’s total revenues decreased for the year ended December 31, 2020, as compared to the same period ended in 2019. The decrease is primarily due to the write-off of receivables and lower rent collection from certain tenants due to the pandemic impact. NNN's total revenues increased for the year ended December 31, 2019, as compared to the same period ended in 2018. The increase is primarily due to the increase in rental income from Property acquisitions (See "Results of Operations - Property Analysis - Property Acquisitions").
The following summarizes NNN's revenues for each of the years ended December 31 (dollars in thousands):

	2020	2019	2018	2020 Versus 2019 Percent	2019 Versus 2018 Percent

Rental Revenues(1)	$640,754	$652,220	$604,615	(1.8)%	7.9%
Real estate expense reimbursement from tenants	18,039	16,789	16,784	7.4%	—
Rental income	658,793	669,009	621,399	(1.5)%	7.7%
Interest and other income from real estate transactions	1,888	1,478	1,262	27.7%	17.1%
Total revenues	$660,681	$670,487	$622,661	(1.5)%	7.7%
(1)Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").

Comparison of Revenues – 2020 versus 2019
Rental Income. Rental income decreased for the year ended December 31, 2020, as compared to the same period in 2019. The decrease is primarily due to the write-off of $21,793,000 of receivables due to reclassifying certain tenants as cash basis for accounting purposes and the lower probability of collecting rent from certain tenants due to the pandemic impact. The decrease in rental income for the year ended December 31, 2020 is partially offset by an increase in Rental Revenue due to Property acquisitions:
(i)a partial year of Rental Revenue from 63 Properties with aggregate gross leasable area of approximately 449,000 square feet acquired in 2020, and
(ii)a full year of Rental Revenue from 210 Properties with a gross leasable area of approximately 3,164,000 square feet acquired in 2019.
Comparison of Revenues – 2019 versus 2018
Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of NNN's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Commission on February 11, 2020, for a detailed comparison of revenues for the years ended December 31, 2019 versus December 31, 2018.
Analysis of Expenses
General.  Operating expenses increased primarily due to the increase in depreciation and amortization expense and impairment losses recognized on real estate during the year ended December 31, 2020, as compared to the same period in 2019. The following summarizes NNN’s expenses for the year ended December 31 (dollars in thousands):

	2020	2019	2018	2020 Versus 2019 Percent	2019 Versus 2018 Percent
General and administrative	$38,161	$37,651	$34,248	1.4%	9.9%
Real estate	28,362	27,656	25,099	2.6%	10.2%
Depreciation and amortization	196,623	188,871	174,398	4.1%	8.3%
Leasing transaction costs	76	261	—	(70.9)%	N/C (1)
Impairment losses – real estate, net of recoveries	37,442	31,992	28,211	17.0%	13.4%
Retirement severance costs	1,766	—	1,013	N/C (1)	(100.0)%
Total operating expenses	$302,430	$286,431	$262,969	5.6%	8.9%

Interest and other income	$(417)	$(3,112)	$(1,810)	(86.6)%	71.9%
Interest expense	129,431	120,023	115,847	7.8%	3.6%
Loss on early extinguishment of debt	16,679	—	18,240	N/C (1)	(100.0)%
Total other expenses (revenues)	$145,693	$116,911	$132,277	24.6%	(11.6)%

As a percentage of total revenues:
General and administrative	5.8%	5.6%	5.5%
Real estate	4.3%	4.1%	4.0%
 (1) Not calculable
Comparison of Expenses – 2020 versus 2019
General and Administrative Expenses.  General and administrative expenses increased modestly in amount and as a percentage of total revenues for the year ended December 31, 2020, as compared to the same period in 2019. The increase in general and administrative expenses for the year ended December 31, 2020, is primarily attributable to an increase in compensation costs, offset by a decrease in other general costs associated with operating NNN's business.
Real Estate.  Real estate expenses increased in amount and as a percentage of revenues for the year ended December 31, 2020, as compared to the same period in 2019. NNN focuses on real estate expenses, net of reimbursements from tenants. NNN's net real estate expenses for the years ended December 31, 2020 and 2019 were $10,323,000 and $10,867,000, respectively. The decrease in real estate expenses, net of reimbursements from tenants, is primarily attributable to vacant properties sold during the year ended December 31, 2020, offset by the write-off of reimbursements from certain tenants.
Depreciation and Amortization.  Depreciation and amortization expenses increased in amount for the year ended December 31, 2020, as compared to the same period in 2019. The increase in depreciation and amortization expenses is primarily due to a partial year of depreciation from 63 Properties with aggregate gross leasable area of approximately 449,000 square feet acquired in 2020, and a full year of depreciation from 210 Properties with a gross leasable area of approximately 3,164,000 square feet acquired in 2019.
Impairment Losses – Real Estate, Net of Recoveries.  NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying cost of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. Generally, NNN's Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term. NNN intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment. During the years ended December 31, 2020 and 2019, NNN recorded $37,442,000 and $31,992,000, respectively, of real estate impairments, net of recoveries.
Retirement Severance Costs.  For the year ended December 31, 2020, retirement severance costs relate primarily to the retirement of NNN's former Chief Investment Officer on December 31, 2020.
Interest Expense. Interest expense increased for the year ended December 31, 2020, compared to the same period in 2019. The increase is attributable to an increase in outstanding debt, including the following activity related to NNN's notes payable (dollars in thousands):

Transaction	Effective Date	Principal	Stated Interest Rate	Original Maturity
Issuance 2030 Notes	March 2020	$400,000	2.500%	April 2030
Issuance 2050 Notes	March 2020	300,000	3.100%	April 2050
Redemption 2022 Notes	March 2020	(325,000)	3.800%	October 2022
The increase in interest expense for the year ended December 31, 2020 was partially offset by a decrease of $5,163,000 in the weighted average outstanding balance, and a 20 basis points decrease in the interest rate, on the Credit Facility for the year ended December 31, 2020, as compared to the same period in 2019. The Credit Facility had a weighted average outstanding balance of $18,895,000 and $24,058,000 at December 31, 2020 and 2019, respectively. In addition, interest expense for the year ended December 31, 2020, includes $2,291,000 in connection with the early redemption of the 2022 Notes described below.
Loss on Early Extinguishment of Debt.  In March 2020, NNN redeemed the $325,000,000 3.800% notes payable that were due in October 2022. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $16,679,000, and (ii) all accrued and unpaid interest.
Comparison of Expenses – 2019 versus 2018
Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of NNN's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Commission on February 11, 2020, for a detailed comparison of expenses for the years ended December 31, 2019 versus December 31, 2018.

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

Liquidity
General.  NNN’s demand for funds has been and will continue to be primarily for (i) payment of operating expenses and cash dividends; (ii) Property acquisitions and development; (iii) capital expenditures; (iv) payment of principal and interest on its outstanding debt; and (v) other investments.
While the total impact of the economic downturn are unknown, NNN expects to meet short-term liquidity requirements through cash and cash equivalents, cash provided from operations and NNN’s Credit Facility. As of December 31, 2020, NNN had $267,236,000 of cash and cash equivalents and $900,000,000 was available for future borrowings under the Credit Facility. NNN moderated new property investments during 2020 in order to better gauge the impact of the economic downturn on retailers, retail real estate, capital markets and investment returns. NNN will continue to monitor the impact of the economic downturn, among other things, when considering new property investments in 2021. (See "Overview - Impact of COVID-19 on NNN's Business").
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
Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Consolidated Balance Sheets. NNN did not have restricted cash, including cash held in escrow as of December 31, 2020, 2019 and 2018. The table below summarizes NNN’s cash flows for each of the years ended December 31 (dollars in thousands):

	2020	2019	2018
Cash and cash equivalents:
Provided by operating activities	$450,194	$501,727	$471,909
Used in investing activities	(142,816)	(619,408)	(609,371)
Provided by (used in) financing activities	(41,254)	4,526	250,365
Increase (decrease)	266,124	(113,155)	112,903
Net cash at beginning of year	1,112	114,267	1,364
Net cash at end of year	$267,236	$1,112	$114,267
Cash provided by operating activities represents cash received primarily from Rental Revenues and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the years ended December 31, 2020, 2019 and 2018, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to acquisitions and dispositions of Properties. NNN typically uses cash on hand or proceeds from its Credit Facility to fund the acquisition of its Properties.

NNN’s financing activities for the year ended December 31, 2020, included the following significant transactions:
(i) Issuance and redemption of notes payable resulted in the following:
•$395,062,000 in net proceeds from the issuance in March of the 2.500% notes payable due in April 2030,
•$290,459,000 in net proceeds from the issuance in March of the 3.100% notes payable due in April 2050,
•$325,000,000 payment in March for the early redemption of the 3.800% notes payable due in October 2022, and
•$16,679,000 payment in March of the make-whole amount for the early redemption of the 3.800% notes payable due in October 2022.
(ii) Issuance of common stock resulted in the following net proceeds:
•$119,185,000 from the issuance of 3,119,153 shares of common stock in connection with the at-the-market ("ATM") equity program; and
•$5,092,000 from the issuance of 138,507 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”).
(iii) Dividends paid:
•$356,409,000 to common stockholders; and
•$17,940,000 to holders of the depositary shares of NNN’s 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock").
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
NNN typically funds its short-term liquidity requirements, including investments in additional Properties, with cash from its Credit Facility. As of December 31, 2020, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility.
As of December 31, 2020, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 34 percent and the ratio of secured debt to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 29 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur additional debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of debt that NNN may incur. Additionally, NNN may change its financing strategy.
Contractual Obligations and Commercial Commitments.  The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of December 31, 2020. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2020.

	Expected Maturity Date (dollars in thousands)
	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt(1)	$3,261,241	$630	$664	$359,947	$350,000	$400,000	$2,150,000
Long-term debt – interest(2)	1,222,808	119,281	119,247	110,820	99,756	91,500	682,204
Headquarters office lease(3)	3,460	788	804	821	837	210	—
Ground leases(4)	7,882	573	582	582	601	639	4,905
Total contractual cash obligations	$4,495,391	$121,272	$121,297	$472,170	$451,194	$492,349	$2,837,109
(1)Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and note costs. See "Debt - Mortgages Payable" and "Debt - Notes Payable".
(2)Interest calculation on mortgage and notes payable based on stated rate of the principal amount. See "Debt - Mortgages Payable" and "Debt - Notes Payable".
(3)NNN is a lessee for its headquarters office lease.
(4)NNN is a lessee for three ground lease arrangements.

In addition to the contractual obligations outlined above, NNN has committed to fund construction on five Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at December 31, 2020, are outlined in the table below (dollars in thousands):

Total commitment(1)	$42,443
Less amount funded	35,094
Remaining commitment	$7,349
(1)Includes land, construction costs, tenant improvements, lease costs and capitalized interest
As of December 31, 2020, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant Properties or uncollectability of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. NNN currently expects a short-term decrease in cash from operations as its tenants are impacted by the pandemic and, while contractually obligated, some have not paid all rent amounts due (See "Overview - Impact of COVID-19 on NNN's Business").
As of December 31, 2020, NNN owned 47 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio.
Additionally, as of February 10, 2021, less than two percent of total Properties, and approximately one percent of aggregate gross leasable area held in the Property Portfolio, was leased to two tenants that are currently in bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
NNN generally monitors the financial performance of its significant tenants on an ongoing basis.
A prolonged continuation of business closures, reduced capacity at businesses or other social-distancing practices as a result of COVID-19 may adversely impact NNN's tenants' ability to generate sufficient revenues to meet financial obligations, and could force tenants to default on their leases, or result in the bankruptcy of tenants, which would diminish the rental revenue NNN receives under its leases. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on NNN (See "Overview - Impact of COVID-19 on NNN's Business").
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

The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (dollars in thousands, except per share data):

	2020	2019	2018
Dividends	$356,409	$333,692	$303,164
Per share	2.070	2.030	1.950
The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2020		2019		2018
Ordinary dividends(1)	$1.659755	80.1814%	$1.762899	86.8423%	$1.658604	85.0566%
Capital gain	—	—%	—	—%	0.015534	0.7966%
Unrecaptured Section 1250 Gain	—	—%	—	—%	0.042818	2.1958%
Nontaxable distributions	0.410245	19.8186%	0.267101	13.1577%	0.233044	11.9510%
	$2.070000	100.0000%	$2.030000	100.0000%	$1.950000	100.0000%
(1)Eligible for the 20% qualified business income deduction under section 199A of the Code that was amended by the Tax Cuts and Jobs Act signed into law on December 22, 2017, ("TCJA").
On January 15, 2021, NNN declared a dividend of $0.520 per share, payable February 16, 2021, to its common stockholders of record as of January 29, 2021.
Holders of NNN’s preferred stock issuances are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines the dividends declared and paid for NNN's preferred stock for the years ended December 31 (dollars in thousands, except per share data):

	2020	2019	2018
Series E(1):
Dividends	$—	$13,201	$16,387
Per share	—	1.147917	1.425000

Series F(2):
Dividends	17,940	17,940	17,940
Per share	1.300000	1.300000	1.300000
(1) The Series E preferred stock was redeemed in October 2019. The dividends paid in 2019 include accumulated and unpaid dividends through, but not including, the redemption date.
(2) The Series F Preferred Stock was issued in October 2016 and has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.

The following presents the characterizations for tax purposes of such preferred stock dividends for the years ended December 31:

	Ordinary Dividends (2)	Capital Gain	Unrecaptured Section 1250 Gain	Totals
2020
Percentage of Total	100.0000%	—%	—%	100.0000%

Series F	$1.300000	$—	$—	$1.300000

2019
Percentage of Total	100.0000%	—%	—%	100.0000%

Series E (1)	$1.147917	$—	$—	$1.147917
Series F	$1.300000	$—	$—	$1.300000

2018
Percentage of Total	96.6015%	0.9047%	2.4938%	100.0000%

Series E	$1.376571	$0.012892	$0.035537	$1.425000
Series F	$1.255820	$0.011761	$0.032419	$1.300000
(1) The Series E preferred stock was redeemed in October 2019. The dividends paid in 2019 included accumulated and unpaid dividends through, but not including, the redemption date.
(2) Eligible for the 20% qualified business income deduction under section 199A of the Code as amended by the TCJA.

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

Debt
NNN expects to use debt primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally, debt may be used to refinance existing debt.
The following is a summary of NNN’s total outstanding debt as of December 31 (dollars in thousands):

	2020	Percentage of Total	2019	Percentage of Total
Line of credit payable	$—	—%	$133,600	4.5%
Mortgages payable	11,395	0.4%	12,059	0.4%
Notes payable	3,209,527	99.6%	2,842,698	95.1%
Total outstanding debt	$3,220,922	100.0%	$2,988,357	100.0%

Line of Credit Payable. NNN's $900,000,000 Credit Facility had a weighted average outstanding balance of $18,895,000 and a weighted average interest rate of 2.6% during the year ended December 31, 2020. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature for NNN to increase the facility size up to $1,600,000,000, subject to lender approval. In May 2020, NNN amended its Credit Facility to include the addition of new terms and definitions, and to restate certain other definitions under the former unsecured revolving credit agreement, some of which modified the financial covenant calculations. As of December 31, 2020, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility.
In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2020, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the debt under the Credit Facility to be accelerated and may impair NNN’s access to the debt and equity markets and limit NNN’s ability to pay dividends to its common and preferred stockholders, each of which would likely have a material adverse impact on NNN’s financial condition and results of operations.

Mortgages Payable.   As of December 31, 2020 and 2019, NNN had mortgages payable, including unamortized premium and net of unamortized debt costs, of $11,395,000 and $12,059,000 respectively. The mortgages payable had an interest rate of 5.23% and matures July 2023. The loan is secured by a first lien on five of the Properties and the carrying value of the assets was $19,458,000 as of December 31, 2020.
Notes Payable.  Each of NNN’s outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2023	April 2013	$350,000	$2,594	$347,406	3.300%	3.388%	April 2023
2024	May 2014	350,000	707	349,293	3.900%	3.924%	June 2024
2025	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025
2026	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026
2027	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027
2028	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028
2030	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
(1)The proceeds from the note issuance were used to pay down outstanding debt of NNN’s Credit Facility, fund future property acquisitions and for general corporate purposes. Proceeds from the issuance of the 2028 Notes and the 2048 Notes were also used to redeem all of the $300,000 5.500% notes payable that were due 2021. Proceeds from the issuance of the 2030 Notes and the 2050 Notes were also used to redeem all of the $325,000 3.800% notes payable that were due in 2022.
(2)The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(3)Includes the effects of the discount at issuance.

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
(1)The deferred liability (asset) is being amortized over the term of the respective notes using the effective interest method.
(2)The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
Each series of notes represents senior, unsecured obligations of NNN and is subordinated to all secured debt of NNN. The notes are redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus all accrued and unpaid interest thereon through the redemption date, and (ii) the make-whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.
In connection with the outstanding note offerings, NNN incurred debt issuance costs totaling $31,140,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In March 2020, NNN redeemed the $325,000,000 3.800% notes payable that were due in October 2022. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $16,679,000, and (ii) all accrued and unpaid interest.
In accordance with the terms of the indentures pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2020, NNN was in compliance with those covenants. NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2020.

Debt and Equity Securities
NNN has used, and expects to use in the future, issuances of debt and equity securities primarily to pay down its outstanding debt and to finance acquisitions. In August 2020, NNN filed a shelf registration statement with the Commission which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.
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
(4) NNN used the net proceeds from the offering to repay outstanding debt under its Credit Facility, fund property acquisitions and for general corporate purposes.
The Preferred Stock Shares underlying the depositary shares rank senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Preferred Stock Shares have no maturity date and will remain outstanding unless redeemed. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Preferred Stock Shares, NNN may redeem the Preferred Stock Shares underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Preferred Stock Shares into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 11, 2021, the Preferred Stock Shares were not redeemable.
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
Firm Commitment Underwritten Common Stock Issuances. In September 2019, NNN filed a prospectus supplement to the prospectus contained in its February 2018 shelf registration statement and issued 7,000,000 shares of common stock at a price of $56.50 per share and received net proceeds of $379,410,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $16,090,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses. NNN used the net proceeds from this offering to redeem the Series E preferred stock, repay outstanding debt under the Credit Facility, to fund property acquisitions, and for general corporate purposes.

At-The-Market Offerings. Under NNN's shelf registration statement, NNN has established an ATM which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's active ATM programs for the three years ended December 31, 2020:

	2020 ATM	2018 ATM
Established date	August 2020	February 2018
Termination date	August 2023	August 2020
Total allowable shares	17,500,000	12,000,000
Total shares issued as of December 31, 2020	1,569,304	11,272,034
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs for the years ended December 31 (dollars in thousands, except per share data):

	2020	2019	2018
Shares of common stock	3,119,153	2,344,022	7,378,163
Average price per share (net)	$38.21	$53.71	$44.48
Net proceeds	$119,185	$125,905	$328,196
Stock issuance costs(1)	$2,130	$1,431	$3,821
     (1) Stock issuance costs consist primarily of underwriters' and agent's fees and commissions, and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2018, NNN filed a shelf registration statement with the Commission for its DRIP which permits the issuance by NNN of up to 10,000,000 shares of common stock. NNN's DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN's common stock. The following outlines the common stock issuances pursuant to the DRIP for the years ended December 31 (dollars in thousands):

	2020	2019	2018
Shares of common stock	138,507	362,918	311,048
Net proceeds	$5,092	$19,442	$13,264
NNN's DRIP shelf registration statement expires in February 2021; however, NNN intends to file a new registration statement in order to continue providing current stockholders and other interested new investors an economical and convenient way to invest in NNN's common stock to raise equity capital.

Item7A.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of December 31, 2020, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of December 31, 2020 and 2019. The table presents principal payments and related interest rates by year for debt obligations outstanding as of December 31, 2020. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of December 31, 2020 and $133,600,000 as of December 31, 2019. The weighted average rate for the Credit Facility for the year ended December 31, 2020 was 2.6%. The table incorporates only those debt obligations that existed as of December 31, 2020, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the year ended December 31, 2020.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2021	$716	5.23%	$—	—
2022	750	5.23%	—	—
2023	9,968	5.23%	349,327	3.39%
2024	—	—	349,726	3.92%
2025	—	—	399,485	4.03%
Thereafter	—	—	2,132,812	3.68%	(3)
Total	$11,434	5.23%	$3,231,350	3.72%
Fair Value:
December 31, 2020	$11,434		$3,532,908
December 31, 2019	$12,116		$3,074,538

(1)NNN's mortgages payable represent principal payments by year and include unamortized premiums and exclude debt costs.
(2)Includes NNN’s notes payable, each exclude debt costs and are net of unamortized discounts. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.
(3)Weighted average effective interest rate for periods after 2025.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of National Retail Properties, Inc.
Opinion on Internal Control over Financial Reporting
We have audited National Retail Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National Retail Properties, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item15(a) (collectively referred to as the “financial statements”) and our report dated February 11, 2021 expressed an unqualified opinion thereon.
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
February 11, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Retail Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2021 expressed an unqualified opinion thereon.

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

Valuation of Real Estate Acquisitions
Description of the Matter
As discussed in Note 1 of the consolidated financial statements, real estate asset acquisitions require allocation of consideration to the acquired tangible assets, consisting of land, building and tenant improvements and, if applicable, to identified intangible assets and liabilities, based on their respective fair values. For the year ended December 31, 2020, the Company completed $180 million of real estate acquisitions accounted for as asset acquisitions.

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

Impairment of Held and Used Real Estate Assets
Description of the Matter
At December 31, 2020 held and used real estate assets were $7,209 million. As discussed in Notes 1 and 2 of the consolidated financial statements, the Company assesses held and used real estate assets for impairment when certain events or changes in circumstances indicate the carrying amount of the asset may not be recoverable through operations. When assessing for impairment, the Company performs a recoverability test by comparing the undiscounted future cash flows of the real estate asset to the net carrying value. If the undiscounted cash flows are less than the net carrying value, the Company will estimate the real estate assets’ fair value. The estimated fair value is compared to the net carrying value to determine whether the asset is impaired.

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

Collectability of Lease Payments
Description of the Matter
For the year ended December 31, 2020, rental income was $659 million and accrued rental income, net of allowance, was $54 million at December 31, 2020. As discussed in Notes 1 and 2 of the consolidated financial statements, the Company recognizes an adjustment to rental income and accrued rental income when there is a change in the Company’s assessment as to whether the collectability of lease payments is probable. The Company considers information such as current economic trends, tenant credit worthiness and tenant’s rental payment history in performing its assessment.

Auditing management’s evaluation of collectability of rental revenues and related receivables involved subjectivity due to the judgment applied by management to determine whether a tenant’s lease payments are probable of collection.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s process to assess whether lease payments are probable of collection. For example, we tested controls over management’s review of tenants with collectability indicators, as well as gained an understanding of the collectability assessment process.

To test the Company’s assessment over whether lease payments are probable of collection, our audit procedures included, among others, assessing the methodologies used by management, evaluating the information used by the Company in performing its assessment, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. For a sample of rental revenues and receivables we evaluated evidence of collectability by reviewing rent payment collections subsequent to the balance sheet date. For certain tenants we involved our valuation specialists to assist in evaluating certain information used by management in their assessment.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Orlando, Florida
February 11, 2021

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS	December 31, 2020	December 31, 2019
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$7,208,661	$7,287,082
Accounted for using the direct financing method	3,994	4,204
Real estate held for sale	5,671	9,953
Cash and cash equivalents	267,236	1,112
Receivables, net of allowance of $835 and $506, respectively	4,338	2,874
Accrued rental income, net of allowance of $6,947 and $1,842, respectively	53,958	28,897
Debt costs, net of accumulated amortization of $17,294 and $15,574, respectively	1,917	2,783
Other assets	92,069	97,962
Total assets	$7,637,844	$7,434,867
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$—	$133,600
Mortgages payable, including unamortized premium and net of unamortized debt costs	11,395	12,059
Notes payable, net of unamortized discount and unamortized debt costs	3,209,527	2,842,698
Accrued interest payable	19,401	18,250
Other liabilities	78,217	96,578
Total liabilities	3,318,540	3,103,185
Commitments and contingencies (Note 17)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 175,232,971 and 171,694,209 shares issued and outstanding, respectively	1,753	1,718
Capital in excess of par value	4,633,771	4,495,314
Accumulated deficit	(644,779)	(499,229)
Accumulated other comprehensive income (loss)	(16,445)	(11,128)
Total stockholders’ equity of NNN	4,319,300	4,331,675
Noncontrolling interests	4	7
Total equity	4,319,304	4,331,682
Total liabilities and equity	$7,637,844	$7,434,867
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$658,793	$669,009	$621,399
Interest and other income from real estate transactions	1,888	1,478	1,262
	660,681	670,487	622,661
Operating expenses:
General and administrative	38,161	37,651	34,248
Real estate	28,362	27,656	25,099
Depreciation and amortization	196,623	188,871	174,398
Leasing transaction costs	76	261	—
Impairment losses – real estate, net of recoveries	37,442	31,992	28,211
Retirement severance costs	1,766	—	1,013
	302,430	286,431	262,969
Gain on disposition of real estate	16,238	32,463	65,070
Earnings from operations	374,489	416,519	424,762
Other expenses (revenues):
Interest and other income	(417)	(3,112)	(1,810)
Interest expense	129,431	120,023	115,847
Loss on early extinguishment of debt	16,679	—	18,240
	145,693	116,911	132,277
Net earnings	228,796	299,608	292,485
Loss (earnings) attributable to noncontrolling interests	3	(428)	(38)
Net earnings attributable to NNN	$228,799	$299,180	$292,447

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME – CONTINUED
(dollars in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net earnings attributable to NNN	$228,799	$299,180	$292,447
Series E preferred stock dividends	—	(13,201)	(16,387)
Series F preferred stock dividends	(17,940)	(17,940)	(17,940)
Excess of redemption value over carrying value of preferred shares redeemed	—	(9,856)	—
Net earnings attributable to common stockholders	$210,859	$258,183	$258,120
Net earnings per share of common stock:
Basic	$1.22	$1.56	$1.65
Diluted	$1.22	$1.56	$1.65
Weighted average number of common shares outstanding:
Basic	172,109,713	164,688,498	155,744,601
Diluted	172,217,077	165,083,679	156,295,619
Other comprehensive income:
Net earnings attributable to NNN	$228,799	$299,180	$292,447
Amortization of interest rate hedges	2,300	1,307	3,664
Fair value of forward starting swaps	(7,617)	(5,524)	4,080
Valuation adjustments – available-for-sale securities	—	116	298
Realized gain – available-for-sale securities	—	(1,331)	—
Comprehensive income attributable to NNN	223,482	293,748	300,489
Comprehensive income attributable to non-controlling interests	3	(428)	(38)
Total comprehensive income	$223,485	$293,320	$300,451

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2020, 2019 and 2018
(dollars in thousands, except per share data)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2017	$287,500	$345,000	$1,537	$3,599,475	$(379,181)	$(13,738)	$3,840,593	$317	$3,840,910
Net earnings	—	—	—	—	292,447	—	292,447	38	292,485
Dividends declared and paid:
$1.42500 per depositary share of Series E preferred stock	—	—	—	—	(16,387)	—	(16,387)	—	(16,387)
$1.30000 per depositary share of Series F preferred stock	—	—	—	—	(17,940)	—	(17,940)	—	(17,940)
$1.95 per share of common stock	—	—	3	12,960	(303,164)	—	(290,201)	—	(290,201)
Issuance of common stock:
40,731 shares – director compensation	—	—	—	1,375	—	—	1,375	—	1,375
10,101 shares – stock purchase plan	—	—	—	426	—	—	426	—	426
7,378,163 shares – ATM equity program	—	—	74	331,944	—	—	332,018	—	332,018
221,484 restricted shares – net of forfeitures and repurchases	—	—	2	(91)	—	—	(89)	—	(89)
Stock issuance costs	—	—	—	(3,947)	—	—	(3,947)	—	(3,947)
Amortization of deferred compensation	—	—	—	7,913	—	—	7,913	—	7,913
Amortization of interest rate hedges	—	—	—	—	—	3,664	3,664	—	3,664
Fair value of forward starting swaps	—	—	—	—	—	4,080	4,080	—	4,080
Valuation adjustments – available-for-sale securities	—	—	—	—	—	298	298	—	298
Balances at December 31, 2018	$287,500	$345,000	$1,616	$3,950,055	$(424,225)	$(5,696)	$4,154,250	$355	$4,154,605
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED
Years Ended December 31, 2020, 2019 and 2018
(dollars in thousands, except per share data)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2018	$287,500	$345,000	$1,616	$3,950,055	$(424,225)	$(5,696)	$4,154,250	$355	$4,154,605
Net earnings	—	—	—	—	299,180	—	299,180	428	299,608
Dividends declared and paid:
$1.47917 per depositary share of Series E preferred stock	—	—	—	—	(13,201)	—	(13,201)	—	(13,201)
$1.30000 per depositary share of Series F preferred stock	—	—	—	—	(17,940)	—	(17,940)	—	(17,940)
$2.03 per share of common stock	—	—	4	19,069	(333,692)	—	(314,619)	—	(314,619)
Redemption of 11,500,000 depositary shares of Series E preferred stock	(287,500)	—	—	9,856	(9,856)	—	(287,500)	—	(287,500)
Issuance of common stock:
28,287 shares – director compensation	—	—	—	1,294	—	—	1,294	—	1,294
6,986 shares – stock purchase plan	—	—	—	370	—	—	370	—	370
2,344,022 shares – ATM equity program	—	—	24	127,313	—	—	127,337	—	127,337
7,000,000 shares – equity offering	—	—	70	395,430	—	—	395,500	—	395,500
359,650 restricted shares – net of forfeitures	—	—	4	(4)	—	—	—	—	—
Stock issuance costs	—	—	—	(17,521)	—	—	(17,521)	—	(17,521)
Amortization of deferred compensation	—	—	—	9,452	—	—	9,452	—	9,452
Amortization of interest rate hedges	—	—	—	—	—	1,307	1,307	—	1,307
Fair value of forward starting swaps	—	—	—	—	—	(5,524)	(5,524)	—	(5,524)
Valuation adjustments – available-for-sale securities	—	—	—	—	—	116	116	—	116
Realized gain – available-for-sale securities	—	—	—	—	—	(1,331)	(1,331)	—	(1,331)
Other	—	—	—	—	505	—	505		505
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(776)	(776)
Balances at December 31, 2019	$—	$345,000	$1,718	$4,495,314	$(499,229)	$(11,128)	$4,331,675	$7	$4,331,682
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED
Years Ended December 31, 2020, 2019 and 2018
(dollars in thousands, except per share data)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2019	$—	$345,000	$1,718	$4,495,314	$(499,229)	$(11,128)	$4,331,675	$7	$4,331,682
Net earnings	—	—	—	—	228,799	—	228,799	(3)	228,796
Dividends declared and paid:
$1.30000 per depositary share of Series F preferred stock	—	—	—	—	(17,940)	—	(17,940)	—	(17,940)
$2.07 per share of common stock	—	—	1	4,864	(356,409)	—	(351,544)	—	(351,544)
Issuance of common stock:
35,351 shares – director compensation	—	—	—	1,132	—	—	1,132	—	1,132
8,079 shares – stock purchase plan	—	—	—	308	—	—	308	—	308
3,119,153 shares – ATM equity program	—	—	31	121,284	—	—	121,315	—	121,315
263,406 restricted shares – net of forfeitures	—	—	3	(3)	—	—	—	—	—
Stock issuance costs	—	—	—	(2,212)	—	—	(2,212)	—	(2,212)
Amortization of deferred compensation	—	—	—	13,084	—	—	13,084	—	13,084
Amortization of interest rate hedges	—	—	—	—	—	2,300	2,300	—	2,300
Fair value of forward starting swaps	—	—	—	—	—	(7,617)	(7,617)	—	(7,617)
Balances at December 31, 2020	$—	$345,000	$1,753	$4,633,771	$(644,779)	$(16,445)	$4,319,300	$4	$4,319,304
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$228,796	$299,608	$292,485
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	196,623	188,871	174,398
Impairment losses – real estate, net of recoveries	37,442	31,992	28,211
Loss on early extinguishment of debt	16,679	—	18,240
Amortization of notes payable discount	3,036	1,739	3,263
Amortization of debt costs	5,009	3,731	4,611
Amortization of mortgages payable premium	(85)	(86)	(85)
Amortization of interest rate hedges	2,300	1,307	3,664
Settlement of forward starting swaps	(13,141)	—	4,080
Gain on disposition of real estate	(16,238)	(32,463)	(65,070)
Performance incentive plan expense	14,479	11,547	10,417
Performance incentive plan payment	(846)	(775)	(432)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in real estate leased to others using the direct financing method	210	602	874
Decrease (increase) in receivables	(1,464)	923	(203)
Increase in accrued rental income	(26,027)	(2,333)	(747)
Decrease (increase) in other assets	488	(96)	793
Increase (decrease) in accrued interest payable	1,151	(1,269)	(792)
Increase (decrease) in other liabilities	1,986	(1,379)	(1,516)
Other	(204)	(192)	(282)
Net cash provided by operating activities	450,194	501,727	471,909
Cash flows from investing activities:
Proceeds from the disposition of real estate	53,254	123,997	148,476
Additions to real estate:
Accounted for using the operating method	(195,944)	(747,521)	(756,971)
Principal payments received on mortgages and notes receivable	374	3,100	—
Other	(500)	1,016	(876)
Net cash used in investing activities	(142,816)	(619,408)	(609,371)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Proceeds from line of credit payable	$311,000	$829,200	$1,599,500
Repayment of line of credit payable	(444,600)	(695,600)	(1,720,000)
Repayment of mortgages payable	(596)	(567)	(538)
Proceeds from notes payable	692,646	—	692,913
Repayment of notes payable	(325,000)	—	(300,000)
Payment for early extinguishment of debt	(16,679)	—	(18,240)
Payment of debt issuance costs	(7,941)	(157)	(7,156)
Proceeds from issuance of common stock	126,488	542,280	345,324
Stock issuance costs	(2,223)	(17,521)	(3,947)
Redemption of Series E preferred stock	—	(287,500)	—
Payment of Series E preferred stock dividends	—	(13,201)	(16,387)
Payment of Series F preferred stock dividends	(17,940)	(17,940)	(17,940)
Payment of common stock dividends	(356,409)	(333,692)	(303,164)
Noncontrolling interest distributions	—	(776)	—
Net cash provided by (used in) financing activities	(41,254)	4,526	250,365
Net increase (decrease) in cash, cash equivalents and restricted cash	266,124	(113,155)	112,903
Cash, cash equivalents and restricted cash at beginning of year(1)	1,112	114,267	1,364
Cash, cash equivalents and restricted cash at end of year(1)	$267,236	$1,112	$114,267
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$119,408	$115,700	$107,861
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income (loss)	$(5,317)	$(5,432)	$8,042
Right-of-use assets recorded in connection with lease liabilities	$—	$8,224	$—
Work in progress accrual balance	$5,602	$21,579	$16,603
Mortgage receivable issued in connection with a real estate disposition	$3,000	$3,100	$—
Change in lease classification (direct financing lease to operating lease)	$—	$1,246	$565
Change in lease classification (operating lease to direct financing lease)	$—	$—	$258
(1)Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Consolidated Balance Sheets. NNN did not have restricted cash, including cash held in escrow as of December 31, 2020, 2019 and 2018.

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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

December 31, 2020
Property Portfolio:
Total properties	3,143
Gross leasable area (square feet)	32,461,000
States	48
Weighted average remaining lease term (years)	10.7
NNN's operations are reported within one operating segment in the consolidated financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties.
COVID-19 Pandemic – On March 11, 2020, the World Health Organization declared a novel strain of coronavirus ("COVID-19") a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. Since that time, efforts taken in an attempt to contain the spread of COVID-19 have intensified. Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place.
As a result, the COVID-19 pandemic and the government reaction to it is negatively affecting almost every industry directly or indirectly. A number of NNN’s tenants have announced temporary closures of their operations and/or have requested adjustments to their lease terms during this pandemic. Actions taken by the government to mitigate the spread of COVID-19 by ordering closure of, or reduced capacity at, many businesses and ordering residents to generally stay at home has resulted in the loss of revenue for many of NNN's tenants and challenged their ability to pay rent. As a result, these economic hardships have increased uncertainty with respect to the collectability of lease payments and have had a negative effect on NNN's financial results, including increased accounts receivables and related allowances and recognizing revenue on a cash basis from certain of its tenants.
During the year ended December 31, 2020, NNN entered into rent deferral lease amendments with certain tenants (See Note 2). Depending upon the duration of impact on tenants and the overall economic downturn resulting from the COVID-19 pandemic, future rent payments including deferred rents may be difficult to collect. Additionally, rent collections and rent relief requests for the year ended December 31, 2020, may not be indicative of rent collections and requests in the future.
A prolonged continuation of business closures, reduced capacity at businesses or other social-distancing practices may adversely impact NNN's tenants’ ability to generate sufficient revenues to meet financial obligations, and could force tenants to default on their leases, or result in the bankruptcy of tenants, which would diminish the rental revenue NNN receives under its leases. Additionally, an increase in the number of vacant properties would increase NNN’s real estate expenses, including expenses associated with ongoing maintenance and repairs, utilities, property taxes and property and liability insurance.
NNN moderated new property investments during 2020 in order to better gauge the impact of the economic downturn on retailers, retail real estate, capital markets and investment returns. NNN will continue to monitor the impact of the economic downturn, among other things, when considering new property investments in 2021.

As a result of the COVID-19 pandemic, NNN has transitioned a large portion of its associates to work remotely without any adverse impact on its ability to continue to operate its business nor has this transition had any material adverse impact on NNN's financial reporting systems, internal controls over financial reporting or disclosure controls and procedures.
The rapid development and fluidity of the economic downturn precludes any prediction as to the ultimate adverse impact on the economy, retailing and NNN and will ultimately depend on future developments, none of which can be predicted with any certainty. Nevertheless, the economic downturn presents material uncertainty and risk with respect to NNN’s performance, business or financial condition, results of operations and cash flows. See Item "1A. Risk Factors."
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
NNN consolidates certain joint venture development entities based upon either NNN being the primary beneficiary of the respective variable interest entity or NNN having a controlling interest over the respective entity. NNN records a noncontrolling interest for its non-NNN ownership of consolidated entities.
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. For the years ended December 31, 2020, 2019 and 2018, NNN recorded $1,388,000, $1,099,000 and $2,675,000, respectively, in capitalized interest during development.
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
Operating method – Properties with leases accounted for using the operating method are recorded at the cost of the real estate and depreciated on the straight-line method over their estimated remaining useful lives, which generally range from 20 to 40 years for buildings and improvements and 15 years for land improvements. Leasehold interests are amortized on the straight-line method over the terms of their respective leases. Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.
Direct financing method – Properties with leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the Property). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on NNN’s net investment in the leases.
NNN completed $137,667,000 and $668,489,000 of real estate acquisitions during the year ended December 31, 2020 and 2019, respectively. Additionally, NNN invested $42,300,000 and $84,008,000 of work in progress - improvements during the year ended December 31, 2020 and 2019, respectively.
Lease Accounting – In accordance with FASB Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," ("ASC 842"), NNN recorded right-of-use ("ROU") assets and operating lease liabilities of approximately $7,735,000 and $10,155,000 respectively, as of January 1, 2019.
In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. NNN elected to make this policy election for COVID-19 lease concessions, including the rent deferral lease amendments effective during the year ended December 31, 2020.
In accordance with ASC 842, NNN reviews the collectability of its lease payments on an ongoing basis. NNN considers collectability indicators when analyzing accounts receivable and historical bad debt levels, tenant credit-worthiness and current economic trends, all of which assists in evaluating the probability of outstanding and future lease payment collections. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. At the point NNN deems the collection of lease payments not probable, previously recognized rental revenue is reversed and any related accrued rent and, subsequently, any lease revenue is only recognized when cash receipts are received. As a result of the review of lease payments collectability, NNN recorded a write-off of $21,792,000 of outstanding receivables and related accrued rent during the year ended December 31, 2020, and reclassified certain tenants as cash basis for accounting purposes.

NNN includes an allowance for doubtful accounts in rental income on the Consolidated Statements of Income and Comprehensive Income.
As of December 31, 2020, approximately six percent of total Properties, and approximately eight percent aggregate gross leasable area held in the Property Portfolio, were leased to 13 tenants that NNN has determined to recognize revenue on a cash basis. During the year ended December 31, 2020, NNN recognized $4,722,000 of rental income from certain tenants for periods following their classification to cash basis for accounting. NNN did not recognize any such revenue for the years ended December 31, 2019 and 2018.

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
Impairment – Real Estate – Based upon certain events or changes in circumstances, management periodically assesses its Properties for possible impairment whenever the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term. NNN intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment.
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
As of December 31, 2020, NNN had mortgages receivable of $2,482,000 included in other assets on the Consolidated Balance Sheets, net of $158,000 allowance for credit loss. NNN had no mortgages receivable as of December 31, 2019. NNN measures the allowance for credit loss based on the fair value of the collateral and the historical collectability trend analysis over 15 years.
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
Valuation of Trade Receivables – NNN estimates the collectability of its accounts receivable related to rents, expense reimbursements and other revenues. NNN analyzes accounts receivable and historical bad debt levels, tenant credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.
Debt Costs – Line of Credit Payable – Debt costs incurred in connection with NNN’s $900,000,000 unsecured revolving credit facility (the "Credit Facility") have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN has recorded debt costs associated with the Credit Facility as an asset, in debt costs on the Consolidated Balance Sheets.
Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 at December 31, 2020 and 2019, are included in mortgages payable on the Consolidated Balance Sheets net of accumulated amortization of $108,000 and $90,000, respectively.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s unsecured notes have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $31,140,000 and $26,932,000 at December 31, 2020 and 2019, respectively are included in notes payable on the Consolidated Balance Sheets net of accumulated amortization of $9,317,000 and $8,962,000, respectively.

Revenue Recognition – Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant. Rental revenues for non-development real estate assets are recognized when earned in accordance with the FASB guidance included in Leases (Topic 842), based on the terms of the lease of the leased asset. Lease termination fees are recognized when collected subsequent to the related lease that is cancelled and NNN no longer has continuing involvement with the former tenant with respect to that property.
The core principle of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606), is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases (Topic 842). NNN determined the key revenue stream impacted by ASU 2014-09 is gain on disposition of real estate reported on the Consolidated Statements of Income and Comprehensive Income. In accordance with ASU 2014-09, NNN evaluates any separate contracts or performance obligations to determine proper timing and/or amount of revenue recognition, as well as, transaction price allocation.

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

	2020	2019	2018
Basic and Diluted Earnings:
Net earnings attributable to NNN	$228,799	$299,180	$292,447
Less: Series E preferred stock dividends	—	(13,201)	(16,387)
Less: Series F preferred stock dividends	(17,940)	(17,940)	(17,940)
Less: Excess of redemption value over carrying value of preferred shares redeemed	—	(9,856)	—
Net earnings available to common stockholders	210,859	258,183	258,120
Less: Earnings allocated to unvested restricted shares	(698)	(601)	(548)
Net earnings used in basic and diluted earnings per share	$210,161	$257,582	$257,572

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	172,994,337	165,499,707	156,490,901
Less: Unvested restricted shares	(337,078)	(295,773)	(280,633)
Less: Unvested contingent restricted shares	(547,546)	(515,436)	(465,667)
Weighted average number of shares outstanding used in basic earnings per share	172,109,713	164,688,498	155,744,601
Other dilutive securities	107,364	395,181	551,018
Weighted average number of shares outstanding used in diluted earnings per share	172,217,077	165,083,679	156,295,619
Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2020, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state income, franchise and excise taxes.
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
Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Gain or Loss on Cash Flow Hedges(1)		Gains and Losses on Available-for-Sale Securities	Total
Beginning balance, December 31, 2018	$(6,911)		$1,215	$(5,696)

Other comprehensive income (loss)	(5,524)		116	(5,408)
Reclassifications from accumulated other comprehensive income to net earnings	1,307	(2)	(1,331)	(24)
Net current period other comprehensive income (loss)	(4,217)		(1,215)	(5,432)
Ending balance, December 31, 2019	(11,128)		—	(11,128)

Other comprehensive income (loss)	(7,617)		—	(7,617)
Reclassifications from accumulated other comprehensive income to net earnings	2,300	(2)	—	2,300
Net current period other comprehensive income (loss)	(5,317)		—	(5,317)
Ending balance, December 31, 2020	$(16,445)		$—	$(16,445)
(1)Additional disclosure is included in Note 12 – Derivatives.
(2)Reclassifications out of other comprehensive income (loss) are recorded in interest expense on the Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
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
Use of Estimates – Additional critical accounting policies of NNN include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities are required to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant accounting policies include management’s estimates of the useful lives used in calculating depreciation expense relating to real estate asset purchase accounting for acquisition of real estate subject to a lease, the recoverability of the carrying value of long-lived assets and management's evaluation of the probability of outstanding and future lease payment collections. Actual results could differ from those estimates.
Reclassification – Certain items in the prior year's consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2020 presentation.

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases at December 31, 2020:

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
During the year ended December 31, 2020, NNN entered into rent deferral lease amendments with certain tenants (including certain tenants accounted for as cash basis), for an aggregate $50,719,000 and $1,410,000 of rent originally due for the year ending December 31, 2020 and 2021, respectively. The rent deferral lease amendments required the deferred rents to be repaid at a later time during the lease term. Approximately $3,259,000 of the deferred rent was repaid in 2020. Deferred rents of $36,794,000, $10,944,000 and $1,132,000 are due to be repaid during the years ended December 31, 2021, 2022 and 2023, respectively. Rent collections and rent relief requests for the year ended December 31, 2020, may not be indicative of collections and requests in the future. Depending on the macroeconomic conditions and the impact on tenants, deferred rents may be difficult to collect.
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following at December 31 (dollars in thousands):

	2020	2019
Land and improvements (1)	$2,489,243	$2,490,935
Buildings and improvements	6,009,797	5,916,149
Leasehold interests	355	355
	8,499,395	8,407,439
Less accumulated depreciation and amortization	(1,317,407)	(1,147,795)
	7,181,988	7,259,644
Work in progress – improvements	26,673	27,438
	$7,208,661	$7,287,082
(1) Includes $8,421 and $16,930 in land for Properties under construction as of December 31, 2020 and 2019, respectively.

NNN recognized the following revenues in rental income for the years ended December 31 (dollars in thousands):

	2020	2019	2018
Rental income from operating leases	$639,265	$650,112	$602,131
Earned income from direct financing leases	647	798	923
Percentage rent	842	1,310	1,561
Real estate expense reimbursement from tenants	18,039	16,789	16,784
	$658,793	$669,009	$621,399

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.
For the years ended December 31, 2020, 2019 and 2018, NNN recognized $25,449,000, $1,872,000, and $309,000, respectively, of accrued rental income, net of reserves. Included in accrued rental income is the impact of the rent deferral lease amendments NNN entered into as a result of the COVID-19 pandemic. During the year ended December 31, 2020, NNN recorded $30,473,000 of net accrued rental income related to such amendments.
Additionally, as a result of reclassifying certain tenants as cash basis for accounting purposes during the year ended December 31, 2020, NNN wrote-off approximately $16,367,000 of accrued rental income for the year ended December 31, 2020.
At December 31, 2020 and 2019, the balance of accrued rental income was $53,958,000 and $28,897,000, respectively, net of allowance of $6,947,000 and $1,842,000, respectively.
The following is a schedule of undiscounted cash flows to be received on noncancellable operating leases as of December 31, 2020 (dollars in thousands):

2021	$644,591
2022	590,730
2023	561,793
2024	541,901
2025	515,108
Thereafter	3,783,884
$6,638,007

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
Real Estate Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2020	2019
Minimum lease payments to be received	$8,499	$9,356
Estimated unguaranteed residual values	1,227	1,227
Less unearned income	(5,732)	(6,379)
Net investment in direct financing leases	$3,994	$4,204

The following is a schedule of undiscounted cash flows to be received on direct financing leases held for investment as of December 31, 2020 (dollars in thousands):

2021	$963
2022	897
2023	895
2024	896
2025	887
Thereafter	3,961
$8,499
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
Real Estate – Intangibles
In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at December 31 (dollars in thousands):

	2020	2019
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,474	$15,754
Less: accumulated amortization	(10,271)	(9,897)
Above-market in-place leases, net	$5,203	$5,857

In-place leases	$118,416	$119,846
Less: accumulated amortization	(68,695)	(64,918)
In-place leases, net	$49,721	$54,928

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$41,101	$41,767
Less: accumulated amortization	(26,486)	(26,135)
Below-market in-place leases, net	$14,615	$15,632

The amounts amortized as a net increase to rental income for capitalized above-market and below-market leases for the years ended December 31, 2020, 2019 and 2018 were $887,000, $768,000 and $2,622,000, respectively. The value of in-place leases amortized to expense for the years ended December 31, 2020, 2019 and 2018 was $8,304,000, $7,900,000 and $9,209,000, respectively.

The following is a schedule of the amortization of acquired above-market and below-market in-place lease intangibles and the amortization of the in-place lease intangibles as of December 31, 2020 (dollars in thousands):

	Above-Market and Below-Market In-Place Lease Intangibles(1)	In-Place Lease Intangibles(2)
2021	$594	$6,903
2022	470	6,443
2023	390	5,969
2024	386	5,281
2025	373	4,563
Thereafter	7,199	20,562
	$9,412	$49,721

Weighted average amortization period (years)	18.0	10.0
(1)Recorded as a net increase to rental income.
(2)Amortized as an increase to amortization expense.
Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of December 31, 2020, NNN had five of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2019, included ten properties, five of which were sold in 2020. Real estate held for sale consisted of the following as of December 31 (dollars in thousands):

	2020	2019
Land and improvements	$3,841	$7,046
Building and improvements	4,971	7,886
	8,812	14,932
Less accumulated depreciation and amortization	(2,536)	(3,872)
Less impairment	(605)	(1,107)
	$5,671	$9,953
Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties for the years ended December 31 (dollars in thousands):

	2020		2019		2018
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	38	$16,238	59	$32,463	61	$65,070
Real Estate – Commitments
NNN has committed to fund construction on five Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at December 31, 2020, are outlined in the table below (dollars in thousands):

Total commitment(1)	$42,443
Less amount funded	35,094
Remaining commitment	$7,349
(1)Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term. NNN intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment. As a result of the Company’s review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $37,442,000, $31,992,000 and $28,211,000 for the year ended December 31, 2020, 2019 and 2018, respectively.
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
NNN's lease agreements do not contain any residual value guarantees.

As of December 31, 2020, NNN has recorded the following (dollars in thousands):

	Ground Leases	Headquarters Office Lease
Operating lease – ROU assets(1)	$4,211	$2,471
Operating lease – lease liabilities	(5,859)	(3,021)

Weighted average remaining lease term (years)	13.4	4.3
Weighted average discount rate	4.1%	3.5%
(1)ROU assets are shown net of accrued lease payments of $1,648 and $550, respectively.

The following is a schedule of the undiscounted cash flows to be paid as of December 31, 2020 (dollars in thousands):

	Ground Leases	Headquarters Office Lease
2021	$573	$788
2022	582	804
2023	582	821
2024	601	837
2025	639	210
Thereafter	4,905	—
	$7,882	$3,460

Note 4 – Line of Credit Payable:
NNN's $900,000,000 Credit Facility had a weighted average outstanding balance of $18,895,000 and a weighted average interest rate of 2.6% during the year ended December 31, 2020. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $1,600,000,000, subject to lender approval. In May 2020, NNN amended its Credit Facility to include the addition of new terms and definitions, and to restate certain other definitions under the former unsecured revolving credit agreement, some of which modified the financial covenant calculations. As of December 31, 2020, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility.
In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment and dividend limitations. At December 31, 2020, NNN was in compliance with those covenants.

Note 5 – Mortgages Payable:
The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered	Initial Balance	Interest Rate	Maturity(2)	Carrying Value of Encumbered Asset(s)(3)	Outstanding Principal Balance at December 31,
					2020	2019
November 2014(1)	$15,151	5.23%	July 2023	$19,458	$11,434	$12,116

Debt costs					(147)	(147)
Accumulated amortization					108	90
Debt costs, net of accumulated amortization					(39)	(57)
Mortgages payable, including unamortized premium and net of unamortized debt costs					$11,395	$12,059
(1)Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan. Initial         balance and outstanding principal balance includes unamortized premium.
(2)Monthly payments include interest and principal; the balance is due at maturity.
(3)The loan is secured by a first mortgage lien on five of the Properties. The carrying values of the assets at     December 31, 2020.

The following outlines of the scheduled principal payments, including premium amortization of NNN’s mortgages payable as of December 31, 2020 (dollars in thousands):

2021	$716
2022	750
2023	9,968
$11,434

Note 6 – Notes Payable:
Each of NNN’s outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(1)	Net Price	Stated Rate	Effective Rate(2)	Maturity Date
2023(3)	April 2013	$350,000	$2,594	$347,406	3.300%	3.388%	April 2023(4)
2024(3)	May 2014	350,000	707	349,293	3.900%	3.924%	June 2024(4)
2025(3)	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025(4)
2026(3)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026
2027(3)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027
2028(3)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028
2030(3)	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
(1)The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(2)Includes the effects of the discount at issuance.
(3)NNN entered into forward starting swaps which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt. Upon the issuance of a series of unsecured notes, NNN terminated such derivatives, and the resulting fair value was deferred in other comprehensive income. The deferred liability (asset) is being amortized over the term of the respective notes using the effective interest method. Additional disclosure is included in Note 12 – Derivatives.
(4)The aggregate principal balance of the unsecured note maturities for the next five years is $1,100,000.
Each series of the notes represents senior, unsecured obligations of NNN and is subordinated to all secured debt of NNN. Each of the notes is redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus all accrued and unpaid interest thereon through the redemption date and (ii) the make-whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.
In connection with the outstanding debt offerings, NNN incurred debt issuance costs totaling $31,140,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and presented as a reduction to notes payable and are being amortized over the term of the respective notes using the effective interest method.
In March 2020, NNN redeemed the $325,000,000 3.800% notes payable that were due in October 2022. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $16,679,000, and (ii) all accrued and unpaid interest.
In accordance with the terms of the indentures, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2020, NNN was in compliance with those covenants.

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
(1)Holders are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends.
(2)Representing 1/100th of a preferred share. Series F issuance included 1,800,000 depositary shares in connection with the underwriters' over-allotment.
(3)Consisting primarily of underwriting commissions and fees, rating agency fees, legal and accounting fees and printing expenses.
The Preferred Stock Shares underlying the depositary shares rank senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Preferred Stock Shares have no maturity date and will remain outstanding unless redeemed. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Preferred Stock Shares, NNN may redeem the Preferred Stock Shares underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Preferred Stock Shares into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 11, 2021, the Preferred Stock Shares were not redeemable.
In October 2019, NNN redeemed all outstanding depositary shares (11,500,000) representing interests in its 5.700% Series E preferred stock. The Series E preferred stock was redeemed at $25.00 per depositary share, plus all accrued and unpaid dividends through, but not including, the redemption date, for an aggregate redemption price of $25.079167 per depositary share. The excess carrying amount of the Series E preferred stock redeemed over the cash paid to redeem the Series E preferred stock was $9,856,000 of issuance costs.

Note 8 – Common Stock:
Universal Shelf Registration Statement. In August 2020, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which permits the issuance by NNN of an indeterminate amount of debt and equity securities.
Firm Commitment Underwritten Common Stock Issuance. In September 2019, NNN filed a prospectus supplement to the prospectus contained in its February 2018 shelf registration statement and issued 7,000,000 shares of common stock at a price of $56.50 per share and received net proceeds of $379,410,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $16,090,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses.
At-The-Market Offerings. Under NNN's shelf registration statement, NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's active ATM programs for the three years ended December 31, 2020:

	2020 ATM	2018 ATM
Established date	August 2020	February 2018
Termination date	August 2023	August 2020
Total allowable shares	17,500,000	12,000,000
Total shares issued as of December 31, 2020	1,569,304	11,272,034

The following table outlines the common stock issuances pursuant to NNN's ATM equity programs for the years ended December 31 (dollars in thousands, except per share data):

	2020	2019	2018
Shares of common stock	3,119,153	2,344,022	7,378,163
Average price per share (net)	$38.21	$53.71	$44.48
Net proceeds	$119,185	$125,905	$328,196
Stock issuance costs(1)	$2,130	$1,431	$3,821
     (1) Stock issuance costs consist primarily of underwriters' and agent's fees and commissions, and legal and accounting fees.
Dividend Reinvestment and Stock Purchase Plan. In February 2018, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 10,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for the year ended December 31 (dollars in thousands):

	2020	2019	2018
Shares of common stock	138,507	362,918	311,048
Net proceeds	$5,092	$19,442	$13,264

Note 9 – Employee Benefit Plan:
Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of NNN. The Retirement Plan permits participants to defer a portion of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN generally matches 60 percent of the first eight percent of a participant’s contributions. Additionally, NNN may make discretionary contributions. NNN’s contributions to the Retirement Plan for the years ended December 31, 2020, 2019 and 2018 totaled $546,000, $541,000 and $516,000, respectively.

Note 10 – Dividends:
The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2020	2019	2018
Dividends	$356,409	$333,692	$303,164
Per share	2.070	2.030	1.950

On January 15, 2021, NNN declared a dividend of $0.520 per share, payable February 16, 2021, to its common stockholders of record as of January 29, 2021.

The following presents the characterization for tax purposes of common stock dividends per share paid to stockholders for the years ended December 31:

	2020	2019	2018
Ordinary dividends(1)	$1.659755	$1.762899	$1.658604
Capital gain	—	—	0.015534
Unrecaptured Section 1250 Gain	—	—	0.042818
Nontaxable distributions	0.410245	0.267101	0.233044
	$2.070000	$2.030000	$1.950000
(1)Eligible for the 20% qualified business income deduction under section 199A of the Code that was amended by the Tax Cuts and Jobs Act signed into law on December 22, 2017 ("TCJA").

The following presents the characterization for tax purposes of the preferred stock dividends per share and dividends declared and paid to stockholders for the year ended December 31 (dollars in thousands, except per share data):

	Series F(1)			Series E(2)
	2020	2019	2018	2019	2018
Dividends declared and paid	$17,940	$17,940	$17,940	$13,201	$16,387

Ordinary dividends(3)	$1.300000	$1.300000	$1.255820	$1.147917	$1.376571
Capital gain	—	—	0.011761	—	0.012892
Unrecaptured Section 1250 Gain	—	—	0.032419	—	0.035537
Dividend paid per share	$1.300000	$1.300000	$1.300000	$1.147917	$1.425000
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
NNN currently has no TRS entities. The following information relates to former TRS entities.
The significant components of the net deferred income tax asset consist of the following at December 31 (dollars in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryforward	$3,892	$3,899
Valuation allowance	(3,892)	(3,899)
Total deferred tax assets	—	—

Deferred tax liabilities:
Built-in gain	—	—
Total deferred tax liabilities	—	—

Net deferred tax asset	$—	$—
In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by NNN’s former taxable REIT subsidiaries. The net operating loss carryforwards begin to expire in 2028. Management believes it is unlikely that NNN will realize all of the benefits of these deductible differences that existed as of December 31, 2020 and 2019.
The decrease in the valuation allowance for the year ended December 31, 2020, was $7,000. The increase in the valuation allowance for the year ended December 31, 2019, was $41,000.

For the years ended December 31, 2020, 2019 and 2018, there was no net income tax expense or benefit to NNN's former TRS entities. The total income tax benefit (expense) differs from the amount computed by applying the statutory federal tax rate to net earnings before taxes as follows for the years ended December 31 (dollars in thousands):

	2020	2019	2018
Loss carryforwards increase (decrease)	$(7)	$—	$—
Built-in gain tax liability	—	41	—
Valuation allowance (increase) decrease	7	(41)	—
Total tax expense	$—	$—	$—
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
NNN has had no unrecognized tax benefits during any of the years presented. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses. The periods that remain open under federal statute are 2017 through 2020. NNN also files in many states with varying open years under statute.

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
(1)The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
As of December 31, 2020, $16,445,000 remains in other comprehensive income related to NNN’s previously terminated interest rate hedges. During the years ended December 31, 2020, 2019 and 2018, NNN reclassified $2,300,000, $1,307,000 and $3,664,000, respectively, out of other comprehensive income as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $2,597,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2020.

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

There were no stock options outstanding or exercisable at December 31, 2020.

Pursuant to the 2017 Plan, NNN has granted and issued shares of restricted stock to certain officers and key associates of NNN. The following summarizes the restricted stock activity for the year ended December 31, 2020:

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	903,351	$44.77
Restricted shares granted	288,422	55.68
Restricted shares vested	(270,713)	41.21
Restricted shares forfeited	(25,016)	38.21
Non-vested restricted shares, December 31	896,044	49.54

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

During the year ended December 31, 2020, NNN granted 152,041 performance-based shares subject to its total stockholder return after a three-year period relative to its peers. The fair value of these shares was determined at the grant date (for a fair value share price of $35.95). In addition, in 2020, NNN granted 50,681 performance-based shares subject to a three-year Core Funds From Operations growth metric. The performance-based shares were granted to certain executive officers and had a weighted average grant price of $56.42 per share. Once the respective performance criteria are met and the actual number of shares earned is determined, the shares vest immediately. Compensation expense is recognized over the requisite service period for both grants.
The following summarizes other grants made during the year ended December 31, 2020, pursuant to the 2017 Plan.

	Number of Shares	Weighted Average Share Price
Other share grants under the 2017 Plan:
Directors’ fees	17,596	$37.56
Deferred directors’ fees	17,655	37.21
	35,251	32.27
Shares available under the 2017 Plan for grant, end of period	793,843

The total compensation expense for share-based payments for the years ended December 31, 2020, 2019 and 2018 totaled $14,213,000, $10,737,000 and $9,282,000, respectively. At December 31, 2020, NNN had $13,288,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2017 Plan. This cost is expected to be recognized over a weighted average period of 2.0 years.

Note 14 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at December 31, 2020 and 2019, approximate fair value based upon current market prices of comparable instruments (Level 3). At December 31, 2020 and 2019, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs, was $3,532,908,000 and $3,074,538,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 15 – Segment Information:

For the years ended December 31, 2020, 2019 and 2018, NNN’s operations are reported within one operating segment in the consolidated financial statements and all properties are part of the Properties or Property Portfolio.

Note 16 – Major Tenants:
As of December 31, 2020, NNN had no tenants that accounted for ten percent or more of its rental income.

Note 17 – Commitments and Contingencies:
A summary of NNN's commitments are included in Note 2 – Real Estate.
In the ordinary course of its business, NNN is a party to various other legal actions which management believes are routine in nature and incidental to the operation of the business of NNN. Management does not believe that any of these proceedings are material to NNN's consolidated financial statements.

Note 18 – Subsequent Events:
NNN reviewed all subsequent events and transactions that have occurred after December 31, 2020, the date of the consolidated balance sheet.
As of January 31, 2021, NNN had collected approximately 96% of rent originally due in the quarter ended December 31, 2020 and approximately 95% of rent originally due in January 2021.
There were no other reportable subsequent events or transactions.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.Controls and Procedures
Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.
NNN carried out an assessment as of December 31, 2020, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Rules adopted by the Commission require NNN to present the conclusions of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer about the effectiveness of NNN’s disclosure controls and procedures and the conclusions of NNN’s management about the effectiveness of NNN’s internal control over financial reporting as of the end of the period covered by this annual report.
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
Internal control over financial reporting is a process designed by, or under the supervision of, NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and affected by NNN’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of NNN’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that NNN’s receipts and expenditures are being made in accordance with authorizations of management or the Board of Directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of NNN’s assets that could have a material adverse effect on NNN’s financial statements.
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
Assessment of Effectiveness of Disclosure Controls and Procedures.
Based upon the assessments, NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of December 31, 2020, NNN’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting.
Management, including NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework to assess the effectiveness of NNN’s internal control over financial reporting. Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, NNN’s internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm.
Ernst & Young LLP, NNN’s independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and in connection therewith has issued an attestation report on NNN’s effectiveness of internal control over financial reporting as of December 31, 2020, which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2020, there were no changes in NNN’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, NNN’s internal control over financial reporting.
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

Item 9B.Other Information
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the sections thereof captioned "Executive Compensation – Long-Term Incentive Compensation" and “Security Ownership”, and such information is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)		The following documents are filed as part of this report

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	42

		Consolidated Balance Sheets as of December 31, 2020 and 2019	46

		Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2020, 2019, and 2018	47

		Consolidated Statements of Equity for the years ended December 31, 2020, 2019, and 2018	49

		Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018	52

		Notes to Consolidated Financial Statements	54

	(2)	Financial Statement Schedules

		Schedule III – Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2020

		Schedule IV – Mortgage Loans on Real Estate and Notes as of December 31, 2020

		All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

	(3)	Exhibits
     The following exhibits are filed as a part of this report.

3	Articles of Incorporation and Bylaws
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

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1
Description of Registrant’s Securities (filed as Exhibit 4.22 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2020, and incorporated herein by reference).

	4.2	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.3
Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.4
Form of Twelfth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.300% Notes due 2023 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.5
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

4.7
Form of 3.900% Notes due 2024 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.8
Form of Fourteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.000% Notes due 2025 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

4.9
Form of 4.000% Notes due 2025 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

4.10
Specimen certificate representing the 5.20% Series F Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 11, 2016 and incorporated herein by reference).

4.11
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 11, 2016 and incorporated herein by reference).

4.12
Form of Fifteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.60% Notes due 2026 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.13
Form of 3.60% Notes due 2026 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 12, 2016, and incorporated herein by reference).

4.14
Form of Sixteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.50% Notes due 2027 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 19, 2017, and incorporated herein by reference).

4.15
Form of 3.50% Notes due 2027 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 19, 2017, and incorporated herein by reference).

4.16
Form of Seventeenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.300% Notes due 2028 and 4.800% Notes due 2048 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 27, 2018, and incorporated herein by reference).

4.17
Form of 4.300% Notes due 2028 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 27, 2018, and incorporated herein by reference).

4.18
Form of 4.800% Notes due 2048 (filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 27, 2018, and incorporated herein by reference).

4.19
Form of Eighteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 2.500% Notes due 2030 and 3.100% Notes due 2050 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on March 3, 2020, and incorporated herein by reference).

4.20
Form of 2.500% Notes due 2030 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on March 3, 2020, and incorporated herein by reference).

4.21
Form of 3.100% Notes due 2050 (filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on March 3, 2020, and incorporated herein by reference).

10	Material Contracts

10.1*
Amended and Restated Employment Agreement, dated as of September 29, 2016, between the registrant and Julian Whitehurst (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2016, and incorporated herein by reference).

10.2*
Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.3*
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

10.6*
Retirement and Transition Agreement, dated as of December 14, 2020, between the registrant and Paul E. Bayer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2020, and incorporated herein by reference).

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

10.9*
Employment Agreement dated as of January 2, 2014, between the Registrant and Stephen A. Horn, Jr. (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2014, and incorporated herein by reference).

10.10*
Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.11*
2017 Performance Incentive Plan (filed as Annex A to the Registrant’s 2017 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2017, and incorporated herein by reference).

10.12*
Amended and Restated Deferred Fee Plan for Directors, dated as of August 16, 2018 (filed as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 2018, and incorporated herein by reference).

10.13*
Form of Restricted Award Agreement - Performance between NNN and the Participant of NNN (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

10.14*
Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

10.15*
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

10.17*
Form of Restricted Award Agreement - Service - Non-Executives between NNN and the Participant of NNN (filed as exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2016, and incorporated herein by reference).

10.18*
Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed as exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2016, and incorporated herein by reference).

10.19
Amended and Restated Credit Agreement, dated as of May 25, 2011, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011, and incorporated herein by reference).

10.20
First Amendment to Amended and Restated Credit Agreement, dated as of October 31, 2012, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2012, and incorporated herein by reference).

10.21
Second Amendment to Amended and Restated Credit Agreement, dated as of October 27, 2014, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2014, and incorporated herein by reference).

10.22
Third Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2017, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2017, and incorporated herein by reference).

10.23
Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2020, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2020, and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm

	23.1	Ernst & Young LLP dated February 11, 2021 (filed herewith).

24	Power of Attorney (included on signature page).

31	Section 302 Certifications**

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Section 906 Certifications**

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101.	Interactive Data File

	101.1	The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2020, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

104.	Cover Page Interactive Data File

	104.1	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan or arrangement.

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February 2021.

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

Signature	Title	Date

/s/ Julian E. Whitehurst	Chief Executive Officer, President and Director	February 11, 2021
Julian E. Whitehurst

/s/ Don DeFosset	Chairman of the Board	February 11, 2021
Don DeFosset

/s/ Pamela K. Beall	Director	February 11, 2021
Pamela K. Beall

/s/ Steven D. Cosler	Director	February 11, 2021
Steven D. Cosler

/s/ David M. Fick	Director	February 11, 2021
David M. Fick

/s/ Edward J. Fritsch	Director	February 11, 2021
Edward J. Fritsch

/s/ Betsy D. Holden	Director	February 11, 2021
Betsy D. Holden

/s/ Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial Officer), Executive Vice President, Assistant Secretary and Treasurer	February 11, 2021
Kevin B. Habicht

/s/ Michelle L. Miller	Chief Accounting Officer (Principal Accounting Officer) and Executive Vice President	February 11, 2021
Michelle L. Miller

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2020
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
7-Eleven:
Tampa, FL	$—	$1,081	$917	$—	$—	$1,070	$917	$1,987	$500	1999	12/98	(g)	40
Austin, TX	$—	1,101	2,987	—	—	1,101	2,987	4,088	779	2006	11/11		35
Austin, TX	$—	900	3,571	—	—	900	3,571	4,471	931	2004	11/11		35
Austin, TX	$—	259	1,361	—	—	259	1,361	1,620	497	1985	11/11		25
Beaumont, TX	$—	239	2,031	—	—	239	2,031	2,270	529	2002	11/11		35
Beaumont, TX	$—	124	2,968	—	—	124	2,968	3,092	903	1996	11/11		30
Beaumont, TX	$—	115	1,543	—	—	115	1,543	1,658	469	1996	11/11		30
Bloomington, TX	$—	38	3,093	—	—	38	3,093	3,131	1,129	1985	11/11		25
Bryan, TX	$—	479	3,561	—	—	479	3,561	4,040	1,083	2000	11/11		30
Canyon Lake, TX	$—	144	1,830	—	—	144	1,830	1,974	668	1977	11/11		25
Cedar Park, TX	$—	833	1,705	—	—	833	1,705	2,538	444	2002	11/11		35
College Station, TX	$—	393	3,342	—	—	393	3,342	3,735	1,016	2000	11/11		30
Corpus Christi, TX	$—	383	3,093	—	—	383	3,093	3,476	806	2006	11/11		35
Edinburg, TX	$—	431	2,193	—	—	431	2,193	2,624	667	1999	11/11		30
Edna, TX	$—	67	1,897	—	—	67	1,897	1,964	692	1976	11/11		25
Kingsland, TX	$—	153	2,691	—	—	153	2,691	2,844	982	1972	11/11		25
Kingsville, TX	$—	163	1,485	—	—	163	1,485	1,648	542	1990	11/11		25
Laredo, TX	$—	412	1,476	—	—	412	1,476	1,888	449	2001	11/11		30
Palacios, TX	$—	29	1,667	—	—	29	1,667	1,696	609	1984	11/11		25
Pflugerville, TX	$—	996	2,336	—	—	996	2,336	3,332	609	2002	11/11		35
Rio Bravo, TX	$—	355	1,351	—	—	355	1,351	1,706	352	2002	11/11		35
Round Rock, TX	$—	661	1,140	—	—	661	1,140	1,801	347	2000	11/11		30
San Antonio, TX	$—	441	1,313	—	—	441	1,313	1,754	399	1999	11/11		30
Victoria, TX	$—	259	2,346	—	—	259	2,346	2,605	714	1984	11/11		30
Victoria, TX	$—	431	2,298	—	—	431	2,298	2,729	699	1986	11/11		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
West Orange, TX	—	220	2,088	—	—	220	2,088	2,308	635	1993	11/11	30
Winnie, TX	—	115	4,566	—	—	115	4,566	4,681	1,190	2002	11/11	35
Austin, TX	—	775	4,677	—	—	775	4,677	5,452	1,410	1996	12/11	30
Austin, TX	—	689	1,732	—	—	689	1,732	2,421	522	1999	12/11	30
Austin, TX	—	1,215	4,524	—	—	1,215	4,524	5,739	1,169	2004	12/11	35
Austin, TX	—	938	1,436	—	—	938	1,436	2,374	433	1998	12/11	30
Austin, TX	—	488	2,163	—	—	488	2,163	2,651	652	2000	12/11	30
Austin, TX	—	756	2,870	—	—	756	2,870	3,626	865	1999	12/11	30
Austin, TX	—	679	1,905	—	—	679	1,905	2,584	574	1999	12/11	30
Austin, TX	—	861	3,004	—	—	861	3,004	3,865	905	2001	12/11	30
Austin, TX	—	880	1,790	—	—	880	1,790	2,670	539	1998	12/11	30
Austin, TX	—	612	3,061	—	—	612	3,061	3,673	923	1999	12/11	30
Austin, TX	—	612	2,775	—	—	612	2,775	3,387	836	1999	12/11	30
Cedar Park, TX	—	536	1,914	—	—	536	1,914	2,450	577	1999	12/11	30
San Antonio, TX	—	947	2,535	—	—	947	2,535	3,482	764	1999	12/11	30
San Antonio, TX	—	909	1,359	—	—	904	1,359	2,263	410	1999	12/11	30
San Antonio, TX	—	631	2,851	—	—	631	2,851	3,482	859	1999	12/11	30
San Antonio, TX	—	766	1,474	—	—	766	1,474	2,240	444	1999	12/11	30
San Antonio, TX	—	412	2,010	—	—	412	2,010	2,422	606	1999	12/11	30
San Antonio, TX	—	545	3,148	—	—	545	3,148	3,693	949	1999	12/11	30
San Antonio, TX	—	469	2,727	—	—	469	2,727	3,196	822	1998	12/11	30
San Antonio, TX	—	899	2,593	—	—	899	2,593	3,492	670	2002	12/11	35
San Antonio, TX	—	517	2,670	—	—	517	2,670	3,187	805	1999	12/11	30
San Antonio, TX	—	679	2,937	—	—	679	2,937	3,616	885	1999	12/11	30
San Antonio, TX	—	632	1,991	—	—	632	1,991	2,623	600	2001	12/11	30
San Antonio, TX	—	603	2,048	—	—	598	2,048	2,646	617	1999	12/11	30
San Antonio, TX	—	919	2,344	—	—	919	2,344	3,263	606	2002	12/11	35
San Antonio, TX	—	985	3,253	—	—	976	3,253	4,229	980	1999	12/11	30
San Antonio, TX	—	411	2,555	—	—	411	2,555	2,966	770	1999	12/11	30
Universal City, TX	—	699	1,675	—	—	699	1,675	2,374	505	2001	12/11	30
Belpre, OH	—	408	759	—	—	408	759	1,167	196	1990	07/14	25
Charleston, WV	—	549	729	—	—	549	729	1,278	157	1995	07/14	30
Charleston, WV	—	689	974	—	—	689	974	1,663	210	1970	07/14	30
Clarksburg, WV	—	390	613	—	—	390	613	1,003	158	1978	07/14	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Mannington, WV	—	218	745	—	—	218	745	963	160	1996	07/14	30
N. Belle Vernon, PA	—	438	1,165	—	—	438	1,165	1,603	301	1996	07/14	25
New Castle, PA	—	292	617	—	—	292	617	909	133	1983	07/14	30
Parkersburg, WV	—	422	739	—	—	422	739	1,161	159	1985	07/14	30
Parkersburg, WV	—	298	782	—	—	298	782	1,080	202	1988	07/14	25
Weston, WV	—	114	583	—	—	114	583	697	125	1995	07/14	30

7-Eleven (Susser/Stripes):
Brownsville, TX	—	1,279	1,015	—	—	1,279	1,015	2,294	382	1990	12/05	40
Brownsville, TX	—	1,182	1,105	—	—	1,182	1,105	2,287	416	2000	12/05	40
Brownsville, TX	—	2,417	1,828	—	—	2,417	1,828	4,245	688	2000	12/05	40
Brownsville, TX	—	2,915	1,800	—	—	2,915	1,800	4,715	677	2000	12/05	40
Brownsville, TX	—	1,843	1,419	—	—	1,843	1,419	3,262	534	2000	12/05	40
Brownsville, TX	—	933	699	—	—	933	699	1,632	263	1999	12/05	40
Brownsville, TX	—	2,033	1,288	—	—	2,033	1,288	3,321	484	1995	12/05	40
Brownsville, TX	—	2,530	1,125	—	—	2,530	1,125	3,655	423	1990	12/05	40
Brownsville, TX	—	1,392	1,444	—	—	1,392	1,444	2,836	543	2005	12/05	40
Brownsville, TX	—	1,039	1,145	—	—	1,039	1,145	2,184	431	2004	12/05	40
Brownsville, TX	—	1,015	1,308	—	—	1,015	1,308	2,323	492	2003	12/05	40
Corpus Christi, TX	—	1,308	2,151	—	—	1,308	2,151	3,459	809	1995	12/05	40
Corpus Christi, TX	—	703	1,037	—	—	703	1,037	1,740	390	1986	12/05	40
Corpus Christi, TX	—	1,385	1,419	—	—	1,385	1,419	2,804	534	1982	12/05	40
Corpus Christi, TX	—	853	1,416	—	—	853	1,416	2,269	533	2005	12/05	40
Corpus Christi, TX	—	1,400	1,531	—	—	1,400	1,531	2,931	576	1984	12/05	40
Donna, TX	—	1,004	1,127	—	—	1,004	1,127	2,131	424	1995	12/05	40
Edinburg, TX	—	970	1,286	—	—	970	1,286	2,256	484	2003	12/05	40
Edinburg, TX	—	1,317	1,624	—	—	1,317	1,624	2,941	611	1999	12/05	40
Falfurias, TX	—	4,244	4,458	—	—	4,213	4,458	8,671	1,676	2002	12/05	40
Freer, TX	—	1,151	1,158	—	—	1,151	1,158	2,309	436	1984	12/05	40
George West, TX	—	1,243	695	—	—	1,243	695	1,938	261	1996	12/05	40
Harlingen, TX	—	906	953	—	—	906	953	1,859	358	1991	12/05	40
Harlingen, TX	—	754	1,152	—	—	754	1,152	1,906	433	1999	12/05	40
Harlingen, TX	—	755	601	—	—	755	601	1,356	226	1987	12/05	40
La Feria, TX	—	900	1,347	—	—	900	1,347	2,247	506	1988	12/05	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Laredo, TX	—	1,495	1,400	—	—	1,495	1,400	2,895	527	1993	12/05	40
Laredo, TX	—	675	533	—	—	675	533	1,208	200	1993	12/05	40
Laredo, TX	—	736	670	—	—	736	670	1,406	252	1984	12/05	40
Laredo, TX	—	841	739	—	—	841	739	1,580	278	2001	12/05	40
Laredo, TX	—	1,553	1,775	—	—	1,553	1,775	3,328	667	2000	12/05	40
Los Indios, TX	—	1,387	1,457	—	—	1,387	1,457	2,844	548	2005	12/05	40
McAllen, TX	—	975	1,030	—	—	975	1,030	2,005	387	2003	12/05	40
McAllen, TX	—	987	893	—	—	987	893	1,880	336	1999	12/05	40
Mission, TX	—	880	1,101	—	—	880	1,101	1,981	414	1999	12/05	40
Mission, TX	—	1,125	1,213	—	—	1,125	1,213	2,338	456	2003	12/05	40
Olmito, TX	—	3,688	2,880	—	—	3,688	2,880	6,568	1,083	2002	12/05	40
Pharr, TX	—	784	805	—	—	784	805	1,589	303	2000	12/05	40
Pharr, TX	—	982	1,178	—	—	982	1,178	2,160	443	1988	12/05	40
Pharr, TX	—	2,426	1,881	—	—	2,426	1,881	4,307	707	2003	12/05	40
Port Isabel, TX	—	2,062	1,299	—	—	2,062	1,299	3,361	488	1994	12/05	40
Portland, TX	—	656	915	—	—	656	915	1,571	344	1983	12/05	40
Progreso, TX	—	1,769	1,811	—	—	1,769	1,811	3,580	681	1999	12/05	40
Riviera, TX	—	2,351	2,158	—	—	2,351	2,158	4,509	812	2005	12/05	40
San Benito, TX	—	1,103	1,586	—	—	1,103	1,586	2,689	596	2005	12/05	40
San Benito, TX	—	791	1,857	—	—	791	1,857	2,648	698	1994	12/05	40
San Juan, TX	—	1,124	1,172	—	—	1,124	1,172	2,296	441	1996	12/05	40
San Juan, TX	—	1,424	1,546	—	—	1,424	1,546	2,970	581	2004	12/05	40
South Padre Island, TX	—	1,367	1,389	—	—	1,367	1,389	2,756	522	1988	12/05	40
Palmview, TX	—	835	1,372	—	—	835	1,372	2,207	487	2005	10/06	40
Harlingen, TX	—	638	1,807	—	—	638	1,807	2,445	634	2006	12/06	40
Rio Grande City, TX	—	1,871	1,612	—	—	1,871	1,612	3,483	566	2006	12/06	40
San Juan, TX	—	816	1,434	—	—	816	1,434	2,250	503	2006	12/06	40
Zapata, TX	—	1,333	1,773	—	—	1,333	1,773	3,106	622	2006	12/06	40
Orange Grove, TX	—	1,767	1,838	—	—	1,767	1,838	3,605	630	2007	04/07	40
Harlingen, TX	—	408	826	—	—	408	826	1,234	361	1982	11/07	30
Laredo, TX	—	584	958	—	—	584	958	1,542	419	1981	11/07	30
Laredo, TX	—	348	1,168	—	—	348	1,168	1,516	511	1983	11/07	30
Laredo, TX	—	448	734	—	—	448	734	1,182	321	1981	11/07	30
Laredo, TX	—	698	1,169	—	—	698	1,169	1,867	511	1981	11/07	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Laredo, TX	—	468	728	—	—	468	728	1,196	318	1973	11/07	30
San Benito, TX	—	420	1,135	—	—	420	1,135	1,555	497	1985	11/07	30
Del Rio, TX	—	1,565	758	—	—	1,565	758	2,323	249	1996	11/07	40
Kerrville, TX	—	640	1,616	—	—	640	1,616	2,256	530	1996	11/07	40
Pharr, TX	—	573	1,229	—	—	573	1,229	1,802	401	2000	12/07	40
Harlingen, TX	—	277	808	—	—	277	808	1,085	349	1983	01/08	30
Laredo, TX	—	325	816	—	—	325	816	1,141	352	1983	01/08	30
McAllen, TX	—	643	1,776	—	—	643	1,776	2,419	767	1980	01/08	30
Port Isabel, TX	—	299	855	—	—	299	855	1,154	370	1983	01/08	30
Brownsville, TX	—	843	1,429	—	—	843	1,429	2,272	451	2007	05/08	40
Edinburg, TX	—	834	1,787	—	—	834	1,787	2,621	564	2007	05/08	40
La Villa, TX	—	710	2,166	—	—	710	2,166	2,876	684	2007	05/08	40
Laredo, TX	—	879	1,593	—	—	879	1,593	2,472	503	2007	05/08	40
Laredo, TX	—	1,183	1,934	—	—	1,183	1,934	3,117	610	2007	05/08	40
McAllen, TX	—	1,270	2,383	—	—	1,270	2,383	3,653	1,003	1986	05/08	30

Abra Auto Body:
Belmont, NC	—	785	2,375	—	—	785	2,375	3,160	139	1970	07/19	25

Academy:
Franklin, TN	—	1,807	2,108	—	—	1,589	2,108	3,697	1,092	1999	06/05	30
Baton Rouge, LA	—	1,511	4,861	—	—	1,511	4,861	6,372	672	2003	07/17	25

Ace Hardware and Lighting:
Bourbonnais, IL	—	298	1,329	—	—	298	1,329	1,627	691	1997	11/98	37

Action Gypsum Supply:
Carrollton, TX	—	478	535	—	—	478	535	1,013	214	1981	12/04	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Advance Auto Parts:
Miami, FL	—	867	—	1,035	—	867	1,035	1,902	402	2005	12/04	(g)	40
Abbeville, LA	—	23	148	—	—	23	148	171	74	1970	12/10		20
Abbotsford, WI	—	56	163	—	—	56	163	219	65	1984	12/10		25
Addison, IL	—	76	314	—	—	76	314	390	126	1971	12/10		25
Alsip, IL	—	57	323	—	—	57	323	380	162	1972	12/10		20
Antigo, WI	—	96	294	—	—	96	294	390	98	1998	12/10		30
Arden, NC	—	42	281	—	—	42	281	323	113	1989	12/10		25
Bangor, ME	—	51	339	—	—	51	339	390	136	1985	12/10		25
Bartlett, TN	—	40	293	—	—	40	293	333	118	1989	12/10		25
Brunswick, ME	—	41	254	—	—	41	254	295	102	1985	12/10		25
Bucksport, ME	—	19	114	—	—	19	114	133	57	1976	12/10		20
Carol Stream, IL	—	103	515	—	—	103	515	618	258	1960	12/10		20
Chicago, IL	—	83	383	—	—	83	383	466	154	1987	12/10		25
Chippewa Falls, WI	—	33	328	—	—	33	328	361	110	1996	12/10		30
Devils Lake, ND	—	38	276	—	—	38	276	314	92	1999	12/10		30
Dodge City, KS	—	43	166	—	—	43	166	209	111	1948	12/10		15
Eau Claire, WI	—	33	204	—	—	33	204	237	103	1956	12/10		20
Elgin, IL	—	88	311	—	—	88	311	399	156	1965	12/10		20
Escanaba, MI	—	40	283	—	—	40	283	323	114	1982	12/10		25
Greenville, OH	—	63	193	—	—	63	193	256	129	1910	12/10		15
Hayward, WI	—	57	333	—	—	57	333	390	134	1980	12/10		25
Houlton, ME	—	38	219	—	—	38	219	257	219	1915	12/10		10
Irving, TX	—	182	208	—	—	182	208	390	105	1984	12/10		20
Kennedale, TX	—	88	283	—	—	88	283	371	142	1959	12/10		20
Laurel, MS	—	74	202	—	—	74	202	276	135	1959	12/10		15
Madison, TN	—	78	179	—	—	78	179	257	72	1988	12/10		25
Madison, WI	—	57	409	—	—	57	409	466	164	1973	12/10		25
Marshfield, WI	—	60	282	—	—	60	282	342	142	1940	12/10		20
Medford, WI	—	37	229	—	—	37	229	266	92	1988	12/10		25
Midland, TX	—	36	212	—	—	36	212	248	142	1960	12/10		15
Montello, WI	—	26	173	—	—	26	173	199	58	1997	12/10		30
Neillsville, WI	—	26	145	—	—	26	145	171	58	1979	12/10		25
Ocala, FL	—	78	416	—	—	78	416	494	278	1971	12/10		15
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Phillips, WI	—	23	177	—	—	23	177	200	59	1992	12/10		30
Rhinelander, WI	—	28	115	—	—	28	115	143	58	1958	12/10		20
River Falls, WI (n)	—	42	234	—	—	42	234	276	117	1976	12/10		20
Rockford, IL	—	61	376	—	—	61	376	437	151	1962	12/10		25
Schofield, WI	—	41	425	—	—	41	425	466	213	1968	12/10		20
Spokane, WA	—	66	201	—	—	66	201	267	101	1965	12/10		20
Spokane, WA (n)	—	93	373	—	—	93	373	466	187	1972	12/10		20
St. Peter, MN	—	17	259	—	—	15	259	274	87	1999	12/10		30
Stayton, OR	—	88	312	—	—	88	312	400	104	1994	12/10		30
Stevens Point, WI	—	61	405	—	—	61	405	466	163	1975	12/10		25
Thornton, CO	—	414	536	—	—	414	536	950	180	1996	12/10		30
Troy, AL	—	15	52	—	—	15	52	67	35	1966	12/10		15
Wausau, WI	—	52	300	—	—	52	300	352	120	1989	12/10		25
Wautoma, WI	—	18	106	—	—	18	106	124	53	1959	12/10		20
West Columbia, SC	—	41	159	—	—	41	159	200	80	1962	12/10		20
West Memphis, AR	—	58	294	—	—	58	294	352	118	1987	12/10		25
Windom, MN (n)	—	5	137	—	—	5	137	142	69	1950	12/10		20
Wisconsin Rapids, WI	—	41	215	—	—	41	215	256	108	1975	12/10		20
Yakima, WA	—	50	321	—	—	50	321	371	161	1965	12/10		20
Aurora, IL	—	641	226	—	—	641	226	867	112	1971	02/11		20
Eagle River, WI	—	99	52	—	—	99	52	151	26	1978	02/11		20
Lexington, KY	—	85	226	—	—	85	226	311	75	1991	02/11		30
Mobile, AL	—	75	197	—	—	75	197	272	93	1975	07/11		20
Fairmont, MN	—	98	166	—	—	98	166	264	75	1978	01/12		20
Sycamore, IL	—	49	476	—	—	49	476	525	213	1924	01/12		20
Orchard Park, NY	—	353	—	725	—	267	725	992	131	2013	05/13	(m)	40
Morrisville, NC	—	127	332	—	—	127	332	459	101	1992	05/13		25
Salt Lake City, UT	—	571	697	—	—	571	697	1,268	266	1951	05/13		20
Crestview, FL	—	158	463	—	—	158	463	621	113	2003	09/13		30
Depew, NY	—	309	—	821	—	309	821	1,130	136	2014	10/13	(m)	40
Sherman, TX	—	183	—	657	—	183	657	840	124	2005	01/14	(o)	35
Richmond, VA	—	193	1,268	—	—	193	1,268	1,461	291	2008	02/14		30

Adventure Landing:
Jacksonville Beach, FL	—	3,615	5,636	—	—	3,615	3,823	7,438	2,620	1995	04/11		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Jacksonville, FL	—	721	861	—	—	721	798	1,519	528	1983	04/11	25
Raleigh, NC	—	1,841	3,124	—	—	1,841	1,927	3,768	1,435	1989	04/11	25
St. Augustine, FL	—	797	289	—	—	797	289	1,086	235	1999	04/11	30
Tonawanda, NY	—	205	927	—	—	205	927	1,132	562	1991	04/11	25

Affordable Care:
Asheville, NC	—	467	576	—	—	467	576	1,043	124	2005	07/14	30
Conover, NC	—	187	623	—	—	187	623	810	134	2002	07/14	30
Poland, OH	—	231	650	—	—	231	650	881	168	2001	07/14	25
Wilmington, NC	—	398	565	—	—	398	565	963	122	2002	07/14	30

Ahern Rentals:
Albuquerque, NM	—	1,588	2,423	—	—	1,588	2,423	4,011	149	1972	06/19	25
Arlington, WA	—	2,042	3,304	—	—	2,042	3,304	5,346	204	1978	06/19	25
Bloomfield, CT	—	269	2,738	—	—	269	2,738	3,007	169	1978	06/19	25
Cedar City, UT	—	195	2,111	—	—	195	2,111	2,306	130	1972	06/19	25
Charlotte, NC	—	576	1,932	—	—	576	1,932	2,508	99	2002	06/19	30
Colorado Springs, CO	—	261	1,144	—	—	261	1,144	1,405	59	2000	06/19	30
Deer Park, NY	—	891	2,617	—	—	891	2,617	3,508	161	1966	06/19	25
El Paso, TX	—	380	3,628	—	—	380	3,628	4,008	224	1978	06/19	25
Fife, WA	—	1,272	3,537	—	—	1,272	3,537	4,809	218	1974	06/19	25
Franksville, WI	—	529	2,098	—	—	529	2,098	2,627	92	2018	06/19	35
Houston, TX	—	964	5,546	—	—	964	5,546	6,510	285	1998	06/19	30
Irving, TX	—	455	3,054	—	—	455	3,054	3,509	157	2000	06/19	30
Kansas City, KS	—	1,049	1,959	—	—	1,049	1,959	3,008	121	1946	06/19	25
Kennesaw, GA	—	3,126	2,384	—	—	3,126	2,384	5,510	122	1996	06/19	30
Lake Dallas, TX	—	1,076	5,156	—	—	1,076	5,156	6,232	318	1990	06/19	25
Lubbock, TX	—	269	2,238	—	—	269	2,238	2,507	115	2000	06/19	30
Oklahoma City, OK	—	603	2,404	—	—	603	2,404	3,007	148	1981	06/19	25
Richfield, UT	—	84	1,369	—	—	84	1,369	1,453	84	1995	06/19	25
Sacramento, CA	—	1,235	1,774	—	—	1,235	1,774	3,009	109	1970	06/19	25
Salt Lake City, UT	—	1,486	5,032	—	—	1,486	5,032	6,518	310	1977	06/19	25
Tampa, FL	—	687	3,822	—	—	687	3,822	4,509	236	1966	06/19	25
Waco, TX	—	288	1,719	—	—	288	1,719	2,007	106	1979	06/19	25
Winston Salem, NC	—	177	1,182	—	—	177	1,182	1,359	73	1970	06/19	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Ajuua Mexican Restaurant:
Aurora, CO	—	1,168	1,105	22	—	1,168	1,127	2,295	578	2000	06/05	30

Aldi:
Cutler Bay, FL	—	989	1,479	205	—	989	1,684	2,673	981	1995	06/96	40

All Star Sports:
Wichita, KS	—	1,551	965	152	—	1,551	689	2,240	357	1987	05/07	40
Wichita, KS	—	3,275	1,631	167	—	2,222	573	2,795	573	1988	05/07	40

Allsup's:
Abilene, TX	—	243	3,760	—	—	243	3,760	4,003	141	2008	11/19	30
Abilene, TX	—	233	2,769	—	—	233	2,769	3,002	104	2009	11/19	30
Abilene, TX	—	58	2,944	—	—	58	2,944	3,002	110	2008	11/19	30
Artesia, NM	—	136	2,867	—	—	136	2,867	3,003	129	1980	11/19	25
Azle, TX	—	68	1,935	—	—	68	1,935	2,003	73	1987	11/19	30
Bowie, TX	—	272	2,711	—	—	272	2,711	2,983	102	1987	11/19	30
Brownwood, TX	—	165	3,837	—	—	165	3,837	4,002	144	2012	11/19	30
Canyon, TX	—	146	1,857	—	—	146	1,857	2,003	84	1979	11/19	25
Carlsbad, NM	—	146	2,857	—	—	146	2,857	3,003	129	1981	11/19	25
Carlsbad, NM	—	233	2,769	—	—	233	2,769	3,002	125	1980	11/19	25
Carlsbad, NM	—	437	3,565	—	—	437	3,565	4,002	134	1983	11/19	30
Cisco, TX	—	243	2,760	—	—	243	2,760	3,003	103	2007	11/19	30
Clarendon, TX	—	457	3,546	—	—	457	3,546	4,003	114	2018	11/19	35
Clovis, NM	—	155	2,847	—	—	155	2,847	3,002	128	1980	11/19	25
Clovis, NM	—	175	1,828	—	—	175	1,828	2,003	69	2011	11/19	30
Comanche, TX	—	360	2,643	—	—	360	2,643	3,003	99	1982	11/19	30
Denver City, TX	—	87	3,915	—	—	87	3,915	4,002	147	1987	11/19	30
Friona, TX	—	107	2,896	—	—	107	2,896	3,003	109	1983	11/19	30
Hobbs, NM	—	68	2,935	—	—	68	2,935	3,003	132	1955	11/19	25
Hobbs, NM	—	330	2,672	—	—	330	2,672	3,002	120	1981	11/19	25
Hobbs, NM	—	544	3,458	—	—	544	3,458	4,002	111	2015	11/19	35
Hobbs, NM	—	87	2,915	—	—	87	2,915	3,002	131	1977	11/19	25
Lovington, NM	—	136	2,867	—	—	136	2,867	3,003	129	1962	11/19	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Lovington, NM	—	49	2,954	—	—	49	2,954	3,003	133	1962	11/19	25
Plains, TX	—	165	3,837	—	—	165	3,837	4,002	123	2017	11/19	35
Plainview, TX	—	330	3,672	—	—	330	3,672	4,002	118	2018	11/19	35
Portales, NM	—	39	1,964	—	—	39	1,964	2,003	74	1978	11/19	30
Rio Rancho, NM	—	301	2,206	—	—	301	2,206	2,507	83	1989	11/19	30
Roswell, NM	—	146	3,857	—	—	146	3,857	4,003	145	1997	11/19	30
San Angelo, TX	—	622	3,381	—	—	622	3,381	4,003	109	2017	11/19	35
San Angelo, TX	—	476	3,526	—	—	476	3,526	4,002	113	2018	11/19	35
Santa Fe, NM	—	496	2,012	—	—	496	2,012	2,508	75	1995	11/19	30
Santa Fe, NM	—	292	2,216	—	—	292	2,216	2,508	83	1990	11/19	30
Silverton, TX	—	155	2,847	—	—	155	2,847	3,002	128	1981	11/19	25
Snyder, TX	—	185	3,818	—	—	185	3,818	4,003	123	2014	11/19	35
Stephenville, TX	—	612	2,390	—	—	612	2,390	3,002	77	2013	11/19	35
Stephenville, TX	—	884	2,623	—	—	884	2,623	3,507	98	2008	11/19	30

AMC Theatre:
Bloomington, IN	—	2,338	4,000	—	—	2,338	4,000	6,338	2,127	1987	09/07	25
Brighton, CO	—	1,070	5,491	3,000	—	1,070	8,491	9,561	2,216	2005	09/07	40
Castle Rock, CO	—	2,905	5,002	—	—	2,905	5,002	7,907	1,662	2005	09/07	40
Evansville, IN	—	1,300	4,269	3,400	—	1,300	7,669	8,969	2,174	1999	09/07	35
Galesburg, IL	—	1,205	2,441	—	—	1,205	2,441	3,646	811	2003	09/07	40
Machesney Park, IL	—	3,018	8,770	—	—	3,018	8,770	11,788	2,914	2005	09/07	40
Michigan City, IN	—	1,996	8,422	—	—	1,996	8,422	10,418	2,798	2005	09/07	40
Muncie, IN	—	1,243	5,512	2,400	—	1,243	7,912	9,155	2,077	2005	09/07	40
Naperville, IL	—	6,141	11,624	—	—	6,141	11,624	17,765	3,863	2006	09/07	40
New Lenox, IL	—	6,778	10,980	—	—	6,778	10,980	17,758	3,649	2004	09/07	40
Chicago, IL	—	7,257	10,955	—	—	7,257	10,955	18,212	3,549	2007	01/08	40
Johnson Creek, WI	—	1,433	3,932	—	—	1,433	3,932	5,365	1,456	1997	01/08	35
Lake Delton, WI	—	2,063	8,366	—	—	2,063	8,366	10,429	3,097	1999	01/08	35
Quincy, IL	—	1,297	2,850	—	—	1,297	2,850	4,147	1,055	1982	01/08	35
Schererville, IN	—	6,619	14,225	—	—	6,619	14,225	20,844	6,144	1996	01/08	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Fayetteville, NC	—	2,409	—	13,750	—	2,409	13,750	16,159	2,106	2014	11/13		40
Albuquerque, NM	—	1,474	—	10,301	—	1,474	10,301	11,775	1,341	2015	11/14	(m)	40
West Jordan, UT	—	3,302	246	3,117	—	3,302	3,363	6,665	558	2015	05/15	(m)	30

American Family Care:
Mobile, AL	—	843	562	348	—	843	910	1,753	372	1997	12/01		40
Alcoa, TN	—	1,221	—	1,730	—	1,221	1,730	2,951	315	2013	12/12	(m)	40
Cullman, AL	—	541	—	1,517	—	541	1,517	2,058	273	2013	12/12	(m)	40
Decatur, AL	—	460	1,283	—	—	460	1,283	1,743	295	2010	12/12		35
Nashville, TN	—	377	—	1,403	—	377	1,403	1,780	247	2013	12/12	(m)	40
Pace, FL	—	738	—	1,459	—	738	1,459	2,197	263	2013	12/12	(m)	40
Woodstock, GA	—	563	—	1,653	—	563	1,653	2,216	284	2014	12/12	(m)	40
Fairhope, AL	—	(l)	1,929	—	—	(l)	1,929	1,929	380	2012	02/13		40
Dothan, AL	—	667	—	1,400	—	667	1,400	2,067	255	2013	02/13	(m)	40
Auburn, AL	—	663	—	1,835	—	663	1,835	2,498	323	2013	03/13	(m)	40
Milton, GA	—	577	1,526	—	—	577	1,526	2,103	297	2012	03/13		40
Roswell, GA	—	814	—	1,851	—	816	1,851	2,667	295	2014	04/13	(m)	40
Marietta, GA	—	432	—	1,846	—	432	1,846	2,278	317	2014	04/13	(m)	40
Mt. Juliet, TN	—	875	1,566	—	—	875	1,566	2,441	292	2013	07/13		40
Chattanooga, TN	—	469	—	1,626	—	469	1,626	2,095	279	2014	07/13	(m)	40
Columbus, GA	—	550	—	1,520	—	550	1,520	2,070	261	2014	07/13	(m)	40
Birmingham, AL	—	445	—	1,640	—	445	1,640	2,085	285	2005	08/13	(o)	40
Hendersonville, TN	—	660	1,640	—	—	660	1,640	2,300	292	2013	11/13		40
Calera, AL	—	606	—	1,673	—	606	1,673	2,279	270	2014	12/13	(m)	40
Spring Hill, TN	—	589	—	1,718	—	589	1,718	2,307	267	2014	02/14	(m)	40
Athens, AL	—	497	—	1,834	—	497	1,834	2,331	277	2014	03/14	(m)	40
Panama City Beach, FL	—	995	—	1,745	—	995	1,745	2,740	267	2014	04/14	(m)	40
Gadsden, AL	—	527	—	1,565	—	527	1,565	2,092	236	2014	05/14		40
Knoxville, TN	—	2,021	—	2,014	—	2,021	2,014	4,035	271	2015	08/14	(m)	40
Fort Oglethorpe, GA	—	736	—	1,832	—	736	1,832	2,568	258	2015	08/14	(m)	40
Enterprise, AL	—	570	—	1,703	—	570	1,703	2,273	222	2015	01/15	(m)	40

American Freight:
Glen Allen, VA	—	889	1,948	—	—	889	1,948	2,837	1,197	1996	05/96		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
American Retail Service:
Lincoln City, OR	—	1,099	1,560	—	—	1,099	1,560	2,659	502	1973	12/12		25
Salem, OR	—	433	1,627	735	—	433	2,362	2,795	567	1999	12/12	(o)	40
Yuma, AZ	—	1,118	1,878	—	—	1,118	1,878	2,996	604	1987	12/12		25

American Welding & Gas:
Appleton, WI	—	85	438	—	—	85	438	523	146	1995	12/10		30

Amoco:
Miami, FL	—	969	—	—	—	969	(i)	969	(i)	(i)	05/03		(i)
Sunrise, FL	—	949	—	—	—	949	(i)	949	(i)	(i)	06/03		(i)
Deerfield Beach, FL	—	770	274	26	—	770	300	1,070	109	1980	12/05		40

Amscot:
Tampa, FL	—	1,160	352	—	—	1,160	352	1,512	134	1981	10/05		40
Orlando, FL	—	764	—	891	—	764	891	1,655	323	2006	12/05		40
Orlando, FL	—	664	1,011	—	—	664	983	1,647	352	2006	12/05	(g)	40
Orlando, FL	—	358	—	900	—	358	900	1,258	328	2006	02/06	(g)	40
Orlando, FL	—	546	—	872	—	546	872	1,418	320	2006	02/06	(g)	40
Clearwater, FL	—	456	332	—	—	456	332	788	118	1967	09/06		40

Antojo Mexican Grill:
Lakewood, WA	—	580	201	—	—	575	201	776	143	1984	09/06		20

Applebee's:
Ballwin, MO	—	1,496	1,404	47	—	1,496	1,450	2,946	676	1995	12/01		40
Crestview Hills, KY	—	1,069	1,367	—	—	1,069	1,367	2,436	567	1993	08/10		25
Danville, KY	—	641	1,645	—	—	641	1,645	2,286	569	2003	08/10		30
Florence, KY	—	1,075	1,488	—	—	1,075	1,488	2,563	618	1988	08/10		25
Frankfort, KY	—	862	1,610	—	—	862	1,610	2,472	557	1993	08/10		30
Georgetown, KY	—	809	1,437	—	—	809	1,437	2,246	497	2001	08/10		30
Hilliard, OH	—	808	1,846	—	—	808	1,846	2,654	638	1998	08/10		30
Maysville, KY	—	513	1,387	—	—	513	1,387	1,900	411	2005	08/10		35
Nicholasville, KY	—	454	1,077	—	—	454	1,077	1,531	372	2000	08/10		30
Troy, OH	—	645	862	—	—	645	862	1,507	358	1996	08/10		25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Grove City, OH	—	511	1,415	—	—	511	1,415	1,926	481	1990	10/10	30
Kettering, OH	—	359	1,043	—	—	359	1,043	1,402	304	2005	10/10	35
Mesa, AZ	—	974	1,514	—	—	974	1,514	2,488	515	1992	10/10	30
Mt. Sterling, KY	—	510	1,392	—	—	510	1,392	1,902	406	2000	10/10	35
Phoenix, AZ	—	458	1,099	—	—	458	1,099	1,557	321	2004	10/10	35
Phoenix, AZ	—	781	1,456	—	—	781	1,456	2,237	496	1995	10/10	30
Angola, IN	—	478	1,533	—	—	478	1,533	2,011	283	2002	07/14	35

Arby's:
Colorado Springs, CO	—	206	534	—	—	206	534	740	254	1998	12/01	40
Thomson, GA	—	268	504	—	—	268	504	772	240	1997	12/01	40
Washington Courthouse, OH	—	157	546	250	—	157	796	953	275	1998	12/01	40
Whitmore Lake, MI	—	171	469	—	—	171	469	640	223	1993	12/01	40
Indianapolis, IN	—	456	830	—	—	456	830	1,286	153	2005	07/14	35
Indianapolis, IN	—	285	686	—	—	285	686	971	148	1998	07/14	30
Madison, GA	—	242	697	—	—	242	697	939	164	1985	02/15	25
Muncie, IN	—	400	876	—	—	400	876	1,276	169	1995	03/15	30
Gordonsville, TN	—	408	1,077	—	—	408	1,077	1,485	181	2009	12/15	30
Ada, OK	—	147	1,841	—	—	147	1,841	1,988	150	1980	12/18	25
Altus, OK	—	333	902	—	—	333	902	1,235	74	1978	12/18	25
Ardmore, OK	—	490	1,206	—	—	490	1,206	1,696	70	2013	12/18	35
Arkansas City, KS	—	59	1,118	—	—	59	1,118	1,177	76	1999	12/18	30
Bentonville, AR	—	245	1,099	—	—	245	1,099	1,344	75	2007	12/18	30
Boonville, MO	—	157	1,040	—	—	157	1,040	1,197	71	2007	12/18	30
Broken Arrow, OK	—	333	1,138	—	—	333	1,138	1,471	93	1978	12/18	25
Broken Arrow, OK	—	471	765	—	—	471	765	1,236	52	2005	12/18	30
Cabot, AR	—	225	1,744	—	—	225	1,744	1,969	119	1994	12/18	30
Choctaw, OK	—	509	2,093	—	—	509	2,093	2,602	122	2017	12/18	35
Claremore, OK	—	196	1,976	—	—	196	1,976	2,172	134	2005	12/18	30
Clinton, MO	—	147	1,196	—	—	147	1,196	1,343	81	2005	12/18	30
Coffeyville, KS	—	59	1,059	—	—	59	1,059	1,118	72	1995	12/18	30
Colorado Springs, CO	—	344	885	—	—	344	885	1,229	60	2004	12/18	30
Concordia, KS	—	118	923	—	—	118	923	1,041	75	1992	12/18	25
Conway, AR	—	157	972	—	—	157	972	1,129	66	1994	12/18	30
Derby, KS	—	353	941	—	—	353	941	1,294	64	2000	12/18	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Eagle, ID	—	441	990	—	—	441	990	1,431	58	2017	12/18	35
Edmond, OK	—	186	951	—	—	186	951	1,137	78	1977	12/18	25
Edwardsville, IL	—	147	1,294	—	—	147	1,294	1,441	88	2000	12/18	30
El Dorado, KS	—	167	1,030	—	—	167	1,030	1,197	70	2004	12/18	30
Fayetteville, AR	—	441	1,069	—	—	441	1,069	1,510	73	1998	12/18	30
Fayetteville, AR	—	550	658	—	—	550	658	1,208	45	2006	12/18	30
Fort Smith, AR	—	393	1,090	—	—	393	1,090	1,483	89	1980	12/18	25
Fountain, CO	—	707	913	—	—	707	913	1,620	53	2013	12/18	35
Glenpool, OK	—	137	1,334	—	—	137	1,334	1,471	109	1980	12/18	25
Godfrey, IL	—	157	1,186	—	—	157	1,186	1,343	81	2001	12/18	30
Greeley, CO	—	529	1,684	—	—	529	1,684	2,213	98	2017	12/18	35
Greenwood, AR	—	59	943	—	—	59	943	1,002	64	1994	12/18	30
Guthrie, OK	—	303	1,566	—	—	303	1,566	1,869	107	2002	12/18	30
Harrison, AR	—	402	1,423	—	—	402	1,423	1,825	97	2003	12/18	30
Harrisonville, MO	—	372	902	—	—	372	902	1,274	74	1986	12/18	25
Hays, KS	—	176	1,888	—	—	176	1,888	2,064	154	1986	12/18	25
Hot Springs, AR	—	441	1,128	—	—	441	1,128	1,569	92	1985	12/18	25
Hutchinson, KS	—	206	1,098	—	—	206	1,098	1,304	75	2006	12/18	30
Hutchinson, KS	—	118	952	—	—	118	952	1,070	78	1982	12/18	25
Independence, MO	—	412	853	—	—	412	853	1,265	58	2008	12/18	30
Independence, MO	—	294	1,341	—	—	294	1,341	1,635	91	2010	12/18	30
Jerseyville, IL	—	187	845	—	—	187	845	1,032	57	1998	12/18	30
Kansas City, MO	—	470	1,194	—	—	470	1,194	1,664	70	2015	12/18	35
Kearney, MO	—	343	1,234	—	—	343	1,234	1,577	84	1996	12/18	30
Lansing, KS	—	245	834	—	—	245	834	1,079	57	2007	12/18	30
Lawton, OK	—	431	1,039	—	—	431	1,039	1,470	85	1987	12/18	25
Litchfield, IL	—	186	1,402	—	—	186	1,402	1,588	82	2013	12/18	35
Little Rock, AR	—	393	541	—	—	393	541	934	44	1988	12/18	25
Little Rock, AR	—	736	579	—	—	736	579	1,315	34	2013	12/18	35
Manhattan, KS	—	333	1,078	—	—	333	1,078	1,411	63	2015	12/18	35
Mehlville, MO	—	167	1,264	—	—	167	1,264	1,431	86	2005	12/18	30
Midwest City, OK	—	245	980	—	—	245	980	1,225	80	1978	12/18	25
Midwest City, OK	—	226	922	—	—	226	922	1,148	75	1978	12/18	25
Mission, KS	—	314	892	—	—	314	892	1,206	61	1999	12/18	30
Moore, OK	—	196	727	—	—	196	727	923	59	1977	12/18	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Moore, OK	—	530	814	—	—	530	814	1,344	55	2006	12/18	30
Muskogee, OK	—	157	1,000	—	—	157	1,000	1,157	68	2000	12/18	30
Neosho, MO	—	206	971	—	—	206	971	1,177	66	2007	12/18	30
Newcastle, OK	—	176	1,225	—	—	176	1,225	1,401	83	2007	12/18	30
Nixa, MO	—	490	628	—	—	490	628	1,118	43	2005	12/18	30
Norman, OK	—	353	874	—	—	353	874	1,227	59	1994	12/18	30
North Little Rock, AR	—	491	432	—	—	491	432	923	25	2006	12/18	35
Oklahoma City, OK	—	433	560	—	—	433	560	993	38	2003	12/18	30
Osage Beach, MO	—	245	932	—	—	245	932	1,177	63	2008	12/18	30
Park City, KS	—	284	1,351	—	—	284	1,351	1,635	79	2017	12/18	35
Pittsburg, KS	—	216	1,303	—	—	216	1,303	1,519	106	1978	12/18	25
Platte City, MO	—	392	921	—	—	392	921	1,313	63	2003	12/18	30
Sallisaw, OK	—	127	1,186	—	—	127	1,186	1,313	81	2002	12/18	30
Sand Springs, OK	—	147	1,459	—	—	147	1,459	1,606	99	1998	12/18	30
Sapulpa, OK	—	147	1,733	—	—	147	1,733	1,880	142	1981	12/18	25
Shawnee, OK	—	98	1,254	—	—	98	1,254	1,352	102	1980	12/18	25
Siloam Springs, AR	—	216	1,216	—	—	216	1,216	1,432	99	1980	12/18	25
St. Louis, MO	—	363	1,019	—	—	363	1,019	1,382	69	2008	12/18	30
Topeka, KS	—	587	1,116	—	—	587	1,116	1,703	76	2006	12/18	30
Tulsa, OK	—	323	1,470	—	—	323	1,470	1,793	120	1981	12/18	25
Tulsa, OK	—	804	716	—	—	804	716	1,520	49	2006	12/18	30
Tulsa, OK	—	539	716	—	—	539	716	1,255	49	1997	12/18	30
Tulsa, OK	—	98	865	—	—	98	865	963	71	1981	12/18	25
Tulsa, OK	—	206	1,216	—	—	206	1,216	1,422	99	1982	12/18	25
Tulsa, OK	—	529	784	—	—	529	784	1,313	64	1993	12/18	25
Union, MO	—	128	835	—	—	128	835	963	57	2006	12/18	30
Van Buren, AR	—	334	1,187	—	—	334	1,187	1,521	81	2000	12/18	30
Vandalia, IL	—	206	962	—	—	206	962	1,168	79	1981	12/18	25
Weatherford, OK	—	118	1,469	—	—	118	1,469	1,587	100	1999	12/18	30
Wichita, KS	—	98	1,089	—	—	98	1,089	1,187	89	1981	12/18	25
Wichita, KS	—	314	960	—	—	314	960	1,274	65	1994	12/18	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Wichita, KS	—	343	687	—	—	343	687	1,030	40	2014	12/18		35
Woodward, OK	—	108	1,401	—	—	108	1,401	1,509	114	1982	12/18		25
Wagoner, OK	—	157	971	—	—	157	971	1,128	66	1988	04/19		25
Mustang, OK	—	285	1,403	—	—	285	1,403	1,688	73	1984	09/19		25

ARCO ampm:
Casa Grande, AZ	—	2,340	1,894	83	—	2,340	1,905	4,245	694	1993	05/08		35
Gilbert, AZ	—	1,317	1,304	85	—	1,166	1,325	2,491	491	1996	05/08		35
Globe, AZ	—	762	2,148	114	—	762	2,180	2,942	807	1998	05/08		35
Mesa, AZ	—	2,219	2,140	89	—	2,219	2,170	4,389	705	2000	05/08		40
Mesa, AZ	—	1,332	1,367	92	—	1,156	1,385	2,541	594	1986	05/08		30
Prescott, AZ	—	1,266	1,261	118	—	1,266	1,294	2,560	488	1997	05/08		35
Scottsdale, AZ	—	1,529	1,373	240	—	1,529	1,451	2,980	573	1999	05/08		35
Sedona, AZ	—	1,281	1,324	107	—	1,281	1,345	2,626	439	2000	05/08		40
Tucson, AZ	—	1,457	1,619	125	—	1,457	1,651	3,108	616	1995	05/08		35
Tucson, AZ	—	1,105	1,336	111	—	1,105	1,358	2,463	504	1992	05/08		35
Tucson, AZ	—	1,083	1,599	86	—	1,083	1,620	2,703	598	1992	05/08		35
Tucson, AZ	—	1,223	1,911	102	—	1,223	1,932	3,155	710	1996	05/08		35
Soldotna, AK	—	180	891	—	—	180	891	1,071	230	1985	07/14		25

Ashley Furniture:
Altamonte Springs, FL	—	2,906	4,877	517	—	2,906	5,394	8,300	3,015	1997	09/97		40
Florissant, MO	—	896	1,057	3,058	—	899	4,113	5,012	1,258	1996	04/03	(g)	40
Louisville, KY	—	1,667	4,989	—	—	1,667	4,989	6,656	1,970	2005	03/05		40

At Home:
Douglasville, GA	—	1,588	3,916	—	—	1,588	3,916	5,504	1,672	1987	06/12		20
Humble, TX	—	3,559	5,046	—	—	3,559	5,046	8,605	1,724	2001	06/12		25
Noblesville, IN	—	1,870	4,241	—	—	1,870	4,241	6,111	1,811	1995	06/12		20
Sandston, VA	—	1,972	6,599	—	—	1,972	6,599	8,571	2,255	1996	06/12		25
Greensboro, NC	—	2,121	6,460	—	—	2,121	6,460	8,581	1,732	1998	12/12		30
Greenville, SC	—	1,892	5,404	—	—	1,727	5,404	7,131	1,378	1996	08/14		25
Hilliard, OH	—	1,747	4,642	—	—	1,836	4,514	6,350	1,121	1994	10/14		25
San Antonio, TX	—	3,818	5,922	—	—	3,818	5,922	9,740	1,094	1999	06/15		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Colorado Springs, CO	—	3,173	6,928	—	—	3,173	6,928	10,101	427	1969	06/19		25
Kissimmee, FL	—	2,204	5,847	—	—	2,204	5,847	8,051	361	1992	06/19		25
O'Fallon, IL	—	2,160	7,484	—	—	2,160	7,484	9,644	461	1998	06/19		25

AT&T:
Cincinnati, OH	—	297	443	347	—	312	775	1,087	367	1999	06/98		40

Auto Solution:
Albuquerque, NM	—	1,113	—	1,443	—	1,113	1,443	2,556	555	2005	04/04	(f)	40

AutoZone:
Homestead, PA	—	500	—	105	—	605	(i)	605	(i)	(i)	02/97		(i)

Bandana's BBQ:
St. Peters, MO	—	318	640	—	—	318	640	958	150	1981	02/15		25

BankUnited:
Orlando, FL	—	257	287	—	—	257	72	329	23	1988	07/92		30

Barnes & Noble:
Brandon, FL	—	1,476	1,527	—	—	1,476	1,527	3,003	992	1995	08/94	(f)	40
Glendale, CO	—	3,245	2,722	—	—	3,245	2,722	5,967	1,786	1994	09/94		40
Plantation, FL	—	3,616	3,498	—	—	3,616	960	4,576	231	1996	05/95	(f)	30
Freehold, NJ	—	2,917	2,261	—	—	2,917	2,261	5,178	1,409	1995	01/96		40
Dayton, OH	—	1,413	3,325	—	—	1,413	3,325	4,738	1,949	1996	05/97		40
Redding, CA	—	497	1,626	—	—	497	1,626	2,123	957	1997	06/97		40
Memphis, TN	—	1,574	2,242	—	—	1,574	2,242	3,816	948	1997	09/97		40
Marlton, NJ	—	2,831	4,319	—	—	2,709	4,319	7,028	2,389	1995	11/98		40

Batteries Plus Bulbs:
Sunrise, FL	—	287	424	98	—	287	521	808	190	1979	05/04		40

Bay County Tax Collector:
Lynn Haven, FL	—	797	865	—	—	797	865	1,662	653	1974	06/13		10

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Bealls:
Sarasota, FL	—	1,078	1,795	143	—	1,131	1,886	3,017	815	1996	09/97		40

Beautiful America Dry Cleaners:
Orlando, FL	—	40	111	—	—	40	111	151	47	2001	02/04		40

Bed Bath & Beyond:
Glen Allen, VA	—	1,184	2,843	262	—	1,267	3,021	4,288	1,392	1997	06/98		40
Glendale, AZ	—	1,082	—	2,758	—	1,082	2,758	3,840	1,480	1999	12/98	(g)	40
Colonie, NY	—	3,119	4,130	600	—	3,119	4,730	7,849	899	1967	08/14		30

BEL Furniture:
Beaumont, TX	—	614	2,177	—	—	614	2,177	2,791	1,011	1992	09/11		20

Belle Tire:
Lansing, MI	—	983	2,969	—	—	983	2,969	3,952	210	2005	11/18		30
Lapeer, MI	—	588	2,980	—	—	588	2,980	3,568	181	2013	11/18		35
Michigan City, IN	—	665	4,537	—	—	665	4,537	5,202	275	2017	11/18		35
Midland, MI	—	308	3,538	—	—	308	3,538	3,846	251	2006	11/18		30
Mt. Pleasant, MI	—	308	3,740	—	—	308	3,740	4,048	227	2012	11/18		35
Muskegon, MI	—	733	3,114	—	—	733	3,114	3,847	189	2012	11/18		35
Northville, MI	—	905	5,448	—	—	905	5,448	6,353	331	2017	11/18		35
Gaylord, MI	—	580	2,049	—	—	580	2,049	2,629	115	2018	01/19		35
Camby, IN	—	860	—	2,264	—	860	2,264	3,124	87	2019	02/19	(m)	40
Columbus, IN	—	744	—	2,435	—	744	2,435	3,179	99	2019	02/19	(m)	40
Greenfield, IN	—	570	—	2,342	—	570	2,342	2,912	90	2019	02/19	(m)	40
Greenwood, IN	—	281	2,297	—	—	281	2,297	2,578	103	2019	03/19		40
Cumberland, IN	—	464	2,223	—	—	464	2,223	2,687	100	2019	03/19		40
Plainfield, IN	—	713	—	2,419	—	713	2,419	3,132	93	2019	03/19	(m)	40
Indianapolis, IN	—	513	—	2,489	—	513	2,489	3,002	86	2019	05/19	(m)	40
Whitestown, IN	—	912	—	3,340	—	912	3,340	4,252	108	2019	05/19	(m)	40
Bloomington, IN	—	883	—	2,657	—	883	2,657	3,540	86	2019	05/19	(m)	40
Lawrence, IN	—	463	—	2,790	—	463	2,790	3,253	84	2019	06/19	(m)	40
Merrillville, IN	—	793	—	3,048	—	793	3,048	3,841	98	2019	07/19	(m)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Petoskey, MI	—	822	2,146	—	—	822	2,146	2,968	74	2019	08/19		40
Fishers, IN	—	777	—	2,546	—	777	2,546	3,323	45	2020	10/19	(m)	40
Brownsburg, IN	—	938	—	2,621	—	938	2,621	3,559	41	2020	10/19	(m)	40
Lafayette, IN	—	493	—	2,241	—	493	2,241	2,734	35	2020	11/19	(m)	40
Terre Haute, IN	—	838	—	2,519	—	838	2,519	3,357	39	2020	11/19	(m)	40
West Lafayette, IN	—	673	—	2,435	—	673	2,435	3,108	38	2020	11/19	(m)	40

Best Buy:
Brandon, FL	—	2,985	2,772	—	—	2,985	2,772	5,757	1,655	1996	02/97		40
Cuyahoga Falls, OH	—	3,709	2,359	—	—	3,703	2,359	6,062	1,389	1988	06/97		40
Rockville, MD	—	6,233	3,419	—	—	6,233	3,419	9,652	2,005	1995	07/97		40
Fairfax, VA	—	3,052	3,218	—	—	3,052	3,218	6,270	1,881	1995	08/97		40
St Petersburg, FL	—	4,032	2,611	—	—	4,032	2,611	6,643	1,386	1997	09/97		35
North Fayette, PA	—	2,331	2,293	—	—	2,331	2,293	4,624	1,292	1997	06/98		40
Denver, CO	—	8,882	4,373	—	—	8,882	4,373	13,255	2,136	1991	06/01		40
Albuquerque, NM	—	2,157	3,132	—	—	2,157	3,132	5,289	1,164	1992	09/11		25
Arlington, TX	—	1,372	3,890	—	—	1,372	3,890	5,262	1,446	1991	09/11		25
Fort Collins, CO	—	2,054	3,346	—	—	2,054	3,346	5,400	1,244	1992	09/11		25
Houston, TX	—	1,409	3,095	—	—	1,301	3,003	4,304	930	1992	09/11		30
Nashua, NH	—	1,028	7,052	—	—	1,028	7,052	8,080	2,184	1999	09/11		30
North Attleborough, MA	—	2,761	4,165	—	—	2,761	4,165	6,926	1,290	1999	09/11		30
Schaumburg, IL	—	3,170	4,784	—	—	3,170	4,784	7,954	2,223	1965	09/11		20
Virginia Beach, VA	—	3,140	4,276	—	—	3,140	4,276	7,416	1,324	1999	09/11		30

Big Lots:
Dover, NJ	—	1,138	3,238	732	—	1,138	3,970	5,108	2,029	1995	11/98		40
Florence, AL	—	1,034	—	5,579	—	851	5,579	6,430	941	2012	06/04	(m)	40
Webster Groves, MO	—	1,061	1,467	—	—	1,061	1,467	2,528	265	1970	04/18		15

Big Sky Mattress:
Helena, MT	—	658	1,568	—	—	658	1,568	2,226	214	2015	03/15		40

Bishop Family Insurance Agency:
Spotsylvania, VA	—	1,398	1,158	11	—	288	210	498	200	1964	06/13		35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
BJ's Wholesale Club:
Orlando, FL	—	3,271	8,627	357	—	3,264	8,963	12,227	3,788	2001	02/04	40
Fairfax, VA	—	6,792	14,941	—	—	6,706	14,941	21,647	4,628	1992	09/11	30
Hamilton, NJ	—	3,166	29,373	—	—	3,166	29,373	32,539	7,798	2002	09/11	35
Hialeah, FL	—	4,792	14,067	—	—	4,792	14,067	18,859	4,357	2000	09/11	30
Roxbury, NJ	—	3,040	16,168	—	—	3,040	16,168	19,208	6,009	1993	09/11	25
W. Hartford, CT	—	2,846	14,299	—	—	2,846	14,299	17,145	4,429	1996	09/11	30
Cape Coral, FL	—	2,783	13,710	—	—	2,783	13,710	16,493	2,190	2005	03/16	30
Voorhees, NJ	—	3,103	14,055	—	—	3,103	14,055	17,158	2,206	2004	04/16	30
Manchester, NH	—	5,009	14,053	—	—	5,009	14,053	19,062	1,308	1990	03/18	30
Auburn, MA	—	3,371	9,718	—	—	3,371	9,718	13,089	502	1992	09/19	25
Stoughton, MA	—	5,251	10,735	—	—	5,251	10,735	15,986	555	1991	09/19	25

Black Rock Grill:
Tampa, FL	—	688	2,357	—	—	688	2,357	3,045	540	2003	02/14	30

Blue Beacon Truck Wash:
Tulsa, OK	—	1,225	650	—	—	1,225	650	1,875	337	1990	06/05	30

BMW:
Duluth, GA	—	4,434	4,080	6,559	—	4,504	10,639	15,143	4,096	1984	12/01	40

Bob Evans:
Amherst, NY	—	422	971	—	—	422	971	1,393	152	1994	04/16	30
Ashland, KY	—	383	913	—	—	383	913	1,296	143	2003	04/16	30
Baltimore, MD	—	1,138	196	—	—	1,138	196	1,334	31	1993	04/16	30
Batavia, NY	—	599	657	—	—	599	657	1,256	103	1996	04/16	30
Beachwood, OH	—	542	108	—	—	542	108	650	17	2004	04/16	30
Beavercreek, OH	—	570	334	—	—	570	334	904	52	2003	04/16	30
Beckley, WV	—	579	824	—	—	579	824	1,403	131	1992	04/16	30
Bel Air, MD	—	911	1,147	—	—	911	1,147	2,058	180	1995	04/16	30
Benton Harbor, MI	—	157	1,079	—	—	157	1,079	1,236	169	1989	04/16	30
Blue Springs, MO	—	550	462	—	—	550	462	1,012	72	1996	04/16	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Brook Park, OH	—	570	570	—	—	570	570	1,140	89	2002	04/16	30
Camby, IN	—	510	932	—	—	510	932	1,442	146	2002	04/16	30
Canton, MI	—	804	589	—	—	804	589	1,393	92	2003	04/16	30
Canton, MI	—	776	167	—	—	776	167	943	26	2002	04/16	30
Chesterfield Twp, MI	—	746	491	—	—	746	491	1,237	77	2003	04/16	30
Chillicothe, OH	—	334	727	—	—	266	702	968	110	1995	04/16	30
Cincinnati, OH	—	500	1,323	—	—	500	1,323	1,823	208	1999	04/16	30
Cincinnati, OH	—	482	295	—	—	480	295	775	46	1997	04/16	30
Clarksville, IN	—	726	794	—	—	726	794	1,520	125	2000	04/16	30
Clearwater, FL	—	520	648	—	—	520	648	1,168	122	1986	04/16	25
Clermont, FL	—	1,011	49	—	—	1,011	49	1,060	8	2006	04/16	30
Coldwater, MI	—	324	1,020	—	—	324	1,020	1,344	192	1995	04/16	25
Columbia, MO	—	491	521	—	—	491	521	1,012	82	1997	04/16	30
Columbus, IN	—	696	1,117	—	—	696	1,117	1,813	150	2005	04/16	35
Columbus, OH	—	647	1,010	—	—	647	1,010	1,657	158	1994	04/16	30
Columbus, OH	—	432	961	—	—	432	961	1,393	181	1985	04/16	25
Corning, NY	—	196	1,412	—	—	196	1,412	1,608	222	1996	04/16	30
Cross Lanes, WV	—	354	600	—	—	354	600	954	113	1987	04/16	25
Dearborn, MI	—	560	579	—	—	560	579	1,139	109	1984	04/16	25
Dublin, OH	—	804	559	—	—	804	559	1,363	88	1996	04/16	30
Dublin, OH	—	697	677	—	—	697	677	1,374	128	1985	04/16	25
Dunkirk, NY	—	392	1,353	—	—	392	1,353	1,745	212	1994	04/16	30
Erie, PA	—	451	765	—	—	451	765	1,216	120	1998	04/16	30
Erie, PA	—	941	902	—	—	941	902	1,843	170	1990	04/16	25
Fairfield, OH	—	138	776	—	—	138	776	914	122	1999	04/16	30
Fayetteville, WV	—	392	1,285	—	—	392	1,285	1,677	202	2006	04/16	30
Festus, MO	—	451	1,020	—	—	451	1,020	1,471	192	1990	04/16	25
Fort Wayne, IN	—	765	716	—	—	736	716	1,452	112	2003	04/16	30
Fort Wayne, IN	—	795	451	—	—	795	451	1,246	71	1997	04/16	30
Franklin, IN	—	245	1,011	—	—	245	1,011	1,256	159	2003	04/16	30
Frederick, MD	—	491	491	—	—	491	491	982	77	1995	04/16	30
Gahanna, OH	—	755	1,176	—	—	755	1,176	1,931	185	1994	04/16	30
Gaylord, MI	—	618	922	—	—	618	922	1,540	145	1997	04/16	30
Greenfield, IN	—	246	766	—	—	246	766	1,012	120	1994	04/16	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Greenwood, IN	—	481	883	—	—	481	883	1,364	139	2002	04/16	30
Groveport, OH	—	549	1,078	—	—	549	1,078	1,627	169	2003	04/16	30
Harborcreek, PA	—	510	609	—	—	510	609	1,119	96	2004	04/16	30
Heath, OH	—	363	1,323	—	—	363	1,323	1,686	249	1986	04/16	25
Hillsboro, OH	—	245	1,285	—	—	245	1,285	1,530	202	2004	04/16	30
Holland, OH	—	804	843	—	—	804	843	1,647	159	1987	04/16	25
Indianapolis, IN	—	559	1,088	—	—	559	1,088	1,647	171	2001	04/16	30
Indianapolis, IN	—	765	765	—	—	765	765	1,530	144	1985	04/16	25
Indianapolis, IN	—	569	1,157	—	—	569	1,157	1,726	182	2000	04/16	30
Jackson, MI	—	608	1,029	—	—	608	1,029	1,637	162	2002	04/16	30
Jacksonville, FL	—	696	696	—	—	696	696	1,392	109	2002	04/16	30
Jamestown, NY	—	334	697	—	—	334	697	1,031	109	1995	04/16	30
Lakeland, FL	—	618	540	—	—	618	540	1,158	85	2005	04/16	30
Lancaster, PA	—	647	687	—	—	647	687	1,334	108	1997	04/16	30
Lansing, MI	—	588	873	—	—	588	873	1,461	137	2001	04/16	30
Laurel, MD	—	716	990	—	—	716	990	1,706	155	1998	04/16	30
Lewis Center, OH	—	608	1,049	—	—	608	1,049	1,657	165	2001	04/16	30
Lewisburg, WV	—	354	619	—	—	354	619	973	97	2003	04/16	30
Lexington, KY	—	432	619	—	—	432	619	1,051	97	2001	04/16	30
Linthicum Heights, MD	—	687	755	—	—	687	755	1,442	119	2004	04/16	30
Livonia, MI	—	716	755	—	—	716	755	1,471	142	1982	04/16	25
Logan, WV	—	314	1,285	—	—	314	1,285	1,599	202	1999	04/16	30
Logansport, IN	—	118	1,148	—	—	118	1,148	1,266	180	1994	04/16	30
London, OH	—	235	1,060	—	—	235	1,060	1,295	166	2004	04/16	30
Louisville, KY	—	815	432	—	—	815	432	1,247	68	2003	04/16	30
Madison Heights, MI	—	599	667	—	—	599	667	1,266	105	2000	04/16	30
Mansfield, OH	—	275	1,069	—	—	275	1,069	1,344	168	2005	04/16	30
Marion, IL	—	344	658	—	—	344	658	1,002	103	1997	04/16	30
Marion, IN	—	443	364	—	—	443	364	807	57	1996	04/16	30
Martinsburg, WV	—	815	491	—	—	815	491	1,306	77	1992	04/16	30
Maumee, OH	—	766	295	—	—	766	295	1,061	46	2000	04/16	30
Medina, OH	—	402	922	—	—	402	922	1,324	174	1988	04/16	25
Mentor, OH	—	667	1,039	—	—	667	1,039	1,706	163	1995	04/16	30
Merrillville, IN	—	942	422	—	—	942	422	1,364	66	2004	04/16	30
Moon Township, PA	—	452	521	—	—	452	521	973	98	1984	04/16	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Morgantown, WV	—	1,000	990	—	—	1,000	990	1,990	155	1992	04/16	30
New Albany, OH	—	539	1,431	—	—	539	1,431	1,970	225	2002	04/16	30
New Castle, PA	—	461	912	—	—	461	912	1,373	143	2005	04/16	30
Ocala, FL	—	853	706	—	—	853	706	1,559	111	2005	04/16	30
Ocala, FL	—	608	1,137	—	—	608	1,137	1,745	178	2000	04/16	30
Oxford, OH	—	294	1,216	—	—	294	1,216	1,510	191	1994	04/16	30
Perrysburg, OH	—	559	990	—	—	559	990	1,549	187	1984	04/16	25
Perrysburg, OH	—	795	363	—	—	795	363	1,158	57	2001	04/16	30
Pickerington, OH	—	519	1,509	—	—	519	1,509	2,028	237	1999	04/16	30
Pittsburgh, PA	—	491	687	—	—	491	687	1,178	129	1985	04/16	25
Port Orange, FL	—	648	491	—	—	648	491	1,139	77	2002	04/16	30
Powell, OH	—	824	706	—	—	824	706	1,530	111	2004	04/16	30
Princeton, WV	—	363	1,255	—	—	363	1,255	1,618	197	1998	04/16	30
Richmond, IN	—	363	1,001	—	—	363	1,001	1,364	135	2003	04/16	35
Rio Grande, OH	—	314	1,333	—	—	314	1,333	1,647	251	1962	04/16	25
Romulus, MI	—	902	628	—	—	902	628	1,530	118	1988	04/16	25
Saginaw, MI	—	648	481	—	—	648	481	1,129	91	1987	04/16	25
Salisbury, MD	—	913	471	—	—	913	471	1,384	74	1997	04/16	30
Somerset, KY	—	245	1,295	—	—	245	1,295	1,540	203	1995	04/16	30
South Bloomfield, OH	—	177	1,236	—	—	177	1,236	1,413	194	2005	04/16	30
South Euclid, OH	—	216	933	—	—	216	933	1,149	125	2012	04/16	35
St. Louis, MO	—	697	589	—	—	697	589	1,286	111	1986	04/16	25
St. Petersburg, FL	—	727	324	—	—	727	324	1,051	61	1986	04/16	25
Stafford, VA	—	764	1,225	—	—	764	1,225	1,989	192	2004	04/16	30
Toledo, OH	—	745	1,225	—	—	745	1,225	1,970	231	1990	04/16	25
Waldorf, MD	—	844	657	—	—	844	657	1,501	103	2004	04/16	30
Washington C H, OH	—	304	923	—	—	304	923	1,227	145	1993	04/16	30
Washington, PA	—	579	501	—	—	579	501	1,080	79	2003	04/16	30
Watertown, NY	—	196	1,461	—	—	196	1,461	1,657	229	1996	04/16	30
Waverly, OH	—	226	1,226	—	—	226	1,226	1,452	192	1995	04/16	30
West Chester, OH	—	765	706	—	—	765	706	1,471	111	1999	04/16	30
Wilmington, OH	—	216	1,392	—	—	216	1,392	1,608	219	1993	04/16	30
Woodhaven, MI	—	511	599	—	—	511	599	1,110	94	2000	04/16	30
Wooster, OH	—	216	1,109	—	—	216	1,109	1,325	174	1995	04/16	30
Zanesville, OH	—	314	1,333	—	—	314	1,333	1,647	209	2000	04/16	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Zanesville, OH	—	363	746	—	—	363	746	1,109	117	2003	04/16		30

Bob's Discount Furniture:
Merrillville, IN	—	981	—	7,285	—	981	7,285	8,266	842	2016	09/15	(m)	40
North Olmsted, OH	—	1,613	4,549	1,833	—	1,613	6,382	7,995	805	1983	08/16		40
Wharton, NJ	—	1,894	4,899	—	—	1,894	4,899	6,793	592	1981	05/17		30
Madison, WI	—	686	2,723	—	—	686	2,723	3,409	177	1997	05/19		25

Bombones Sports Bar:
Dallas, TX	—	1,138	1,025	370	—	1,138	936	2,074	482	1994	12/01		40

Bonefish:
Mobile, AL	—	801	2,137	—	—	801	2,137	2,938	537	2006	03/12		35

Books-A-Million:
Newark, DE	—	2,394	4,789	33	—	2,366	4,822	7,188	3,124	1994	12/94		40
Bangor, ME	—	1,547	2,487	—	—	1,547	2,487	4,034	1,525	1996	06/96		40

Boot Barn:
Lake Charles, LA	—	652	1,734	—	—	652	1,734	2,386	257	1998	04/17		25
Mesquite, TX	—	1,375	3,849	—	—	1,375	3,849	5,224	276	1981	03/19		25

Boston Market:
North Olmsted, OH	—	602	461	—	—	602	389	991	186	1996	12/01		40
Novi, MI	—	836	651	—	—	836	298	1,134	145	1995	12/01		40

BP:
Jeannette, PA	—	79	235	—	—	79	235	314	61	1995	07/14		25

Brasao Brazilian Steak House:
Irving, TX	—	1,760	1,724	—	—	1,760	1,724	3,484	821	2000	12/01		40

Buck's:
St. Louis, MO	—	776	—	3,822	—	776	3,822	4,598	1,119	2009	12/07	(o)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Glendale Heights, IL	—	1,662	—	3,101	—	1,662	3,101	4,763	384	2016	03/14	(m)	40
Omaha, NE	—	2,662	—	3,356	—	2,662	3,356	6,018	402	2016	05/15	(m)	40
Council Bluffs, IA	—	374	2,187	386	—	376	2,573	2,949	466	2015	06/15	(m)	30

Buffalo Wild Wings:
Michigan City, IN	—	163	492	—	—	163	492	655	234	1996	12/01		40

Burger King:
Clifton Park, NY	—	199	1,639	—	—	199	1,639	1,838	275	2004	02/15		35
Colorado Springs, CO	—	638	1,047	—	—	638	1,047	1,685	246	1978	02/15		25
Durham, NC	—	604	581	—	—	604	581	1,185	114	2005	02/15		30
Durham, NC	—	566	555	—	—	566	555	1,121	109	1998	02/15		30
Farmington, ME	—	461	708	—	—	461	708	1,169	139	1980	02/15		30
Yakima, WA	—	596	1,110	—	—	596	1,110	1,706	217	1979	02/15		30
Fairfield, OH	—	382	1,146	350	—	382	1,496	1,878	204	1984	03/15		35

Burlington Coat Factory:
Lacey, WA	—	2,777	7,082	3,617	—	2,777	10,700	13,477	5,139	1992	02/97		40
Chesterfield, MO	—	2,742	6,469	147	—	2,742	6,616	9,358	904	2015	04/15		40

C&C Gymnastics:
Augusta, GA	—	177	674	—	—	177	674	851	321	1998	12/01		40

Caliber Collision:
Alvin, TX	—	400	712	—	—	400	712	1,112	352	1984	02/11		20
Galveston, TX	—	361	789	—	—	361	789	1,150	390	1965	02/11		20
Houston, TX	—	348	1,731	—	—	348	1,731	2,079	684	1987	02/11		25
Copperas Cove, TX	—	269	1,436	—	—	269	1,436	1,705	368	1972	01/12		35
Killeen, TX	—	408	2,171	—	—	408	2,171	2,579	778	1986	01/12		25
Austin, TX	—	1,071	3,412	—	—	1,071	3,412	4,483	1,211	1975	02/12		25
Gilbert, AZ	—	474	1,543	—	—	474	1,543	2,017	444	2003	05/12		30
Spring, TX	—	913	2,307	—	—	913	2,307	3,220	657	2006	06/12		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Tomball, TX	—	414	1,281	—	—	414	1,281	1,695	313	2009	06/12		35
Edmond, OK	—	472	1,437	—	—	472	1,437	1,909	373	1964	03/13		30
Duluth, GA	—	855	2,791	—	—	853	2,791	3,644	415	1996	07/16		30
San Antonio, TX	—	717	2,768	—	—	717	2,768	3,485	494	1984	07/16		25
Naperville, IL	—	305	1,145	—	—	305	1,145	1,450	101	1993	10/18		25
Naperville, IL	—	211	1,163	—	—	211	1,163	1,374	128	1985	10/18		20
Schiller Park, IL	—	439	2,374	—	—	439	2,374	2,813	262	1970	10/18		20
Mansfield, TX	—	499	3,454	—	—	499	3,454	3,953	169	2018	01/19		40
Turnersville, NJ	—	936	3,988	—	—	936	3,988	4,924	260	1988	01/19		30
Rockford, IL	—	333	1,937	—	—	333	1,937	2,270	145	1998	02/19		25
Pembroke Pines, FL	—	1,637	3,480	—	—	1,637	3,480	5,117	156	2018	03/19		40
Altamonte Springs, FL	—	875	4,124	—	—	875	4,124	4,999	185	2019	03/19		40
Huntersville, NC	—	1,414	3,154	—	—	1,414	3,154	4,568	122	2019	06/19		40
Arlington, TN	—	644	3,689	—	—	644	3,689	4,333	88	2019	01/20		40
Jackson, TN	—	247	3,317	—	—	247	3,317	3,564	73	2019	02/20		40
Muncie, IN	—	779	3,000	—	—	779	3,000	3,779	79	1998	03/20		30

Camping World:
Vacaville, CA	—	2,467	6,575	—	—	2,467	6,575	9,042	1,965	2008	07/10		35
North Little Rock, AR	—	1,198	3,348	5,343	—	1,789	8,110	9,899	1,544	2007	09/10	(m)	35
Strafford, MO	—	1,278	3,694	2,099	—	1,846	5,225	7,071	1,354	2007	09/10	(o)	35
Avondale, AZ	—	1,976	3,040	3,200	—	1,976	6,239	8,215	1,569	2009	05/11	(o)	35
Mesa, AZ	—	3,972	2,046	981	—	3,975	3,027	7,002	1,125	1983	05/11		25
Bowling Green, KY	—	584	2,481	—	—	584	2,481	3,065	670	2007	07/11		35
Council Bluffs, IA	—	2,013	2,806	2,187	—	2,955	4,048	7,003	908	2008	07/11	(o)	35
Roanoke, VA	—	2,046	5,050	2,590	—	3,563	6,122	9,685	1,494	2008	07/11		35
Golden, CO	—	5,516	—	8,175	—	6,446	7,246	13,692	1,516	2012	10/11	(m)	40
Kissimmee, FL	—	1,578	2,783	—	—	1,578	2,783	4,361	1,007	1979	12/11		25
La Mirada, CA	—	3,593	911	—	—	3,577	907	4,484	273	1996	12/11		30
Nashville, TN	—	1,155	1,034	5,665	—	3,626	4,235	7,861	1,037	1985	12/11	(o)	40
Valencia, CA	—	4,788	4,191	—	—	4,766	4,179	8,945	1,511	1980	12/11		25
Calera, AL	—	1,204	3,075	—	—	1,204	3,075	4,279	772	2008	03/12		35
Cocoa, FL	—	1,194	1,876	—	—	1,194	1,876	3,070	529	1981	07/12		30
Dover, FL	—	2,431	9,658	3,047	—	5,478	9,658	15,136	2,120	2013	01/13		35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Grain Valley, MO	—	1,210	2,908	3,441	—	2,533	5,026	7,559	883	2003	09/13	(o)	35
Lubbock, TX	—	775	3,998	—	—	775	3,998	4,773	972	1997	09/13		30
Olive Branch, MS	—	3,163	—	3,836	—	3,163	3,836	6,999	619	2014	11/13	(m)	40
Cedar Falls, IA	—	1,924	3,810	1,158	—	1,924	4,968	6,892	1,080	2004	03/14	(o)	30
Akron, OH	—	1,221	7,868	—	—	1,221	7,868	9,089	1,823	1991	03/15		25
Anniston, AL	—	3,206	5,328	1,264	—	3,206	6,594	9,800	1,238	2007	03/15	(o)	30
Richmond, IN	—	1,096	1,424	3,104	—	2,062	3,562	5,624	581	1998	03/15	(o)	35
Marion, NC	—	1,712	5,317	—	—	1,712	5,317	7,029	1,178	2003	06/15		25
Syracuse, NY	—	1,070	8,573	—	—	1,070	8,573	9,643	1,584	2001	06/15		30
Jackson, MS	—	1,690	4,241	—	—	1,690	4,241	5,931	570	2015	08/15		40
Davenport, IA	—	1,535	4,498	—	—	1,535	4,498	6,033	544	1992	05/17		30
Thornburg, VA	—	1,698	3,860	—	—	1,698	3,860	5,558	560	1989	05/17		25
Anderson, CA	—	763	2,450	—	—	763	2,450	3,213	167	2004	12/18		30
Apollo, PA	—	303	2,324	—	—	303	2,324	2,627	136	2015	12/18		35
Bartow, FL	—	1,005	4,573	—	—	1,005	4,573	5,578	311	2001	12/18		30
Dothan, AL	—	1,245	3,337	—	—	1,245	3,337	4,582	273	1991	12/18		25
Greenwood, IN	—	2,170	4,323	—	—	2,170	4,323	6,493	353	1990	12/18		25
Lubbock, TX	—	512	1,314	—	—	512	1,314	1,826	107	1985	12/18		25
Newport News, VA	—	2,697	4,342	—	—	2,697	4,342	7,039	296	2004	12/18		30
Oklahoma City, OK	—	635	4,378	—	—	635	4,378	5,013	298	2012	12/18		30
Alvarado, TX	—	688	11,899	—	—	688	11,899	12,587	730	2008	02/19		30
Pasco, WA	—	1,708	6,321	—	—	1,708	6,321	8,029	248	2017	08/19		35

Captain D's:
Tupelo, MS	—	360	517	—	—	360	517	877	101	1999	02/15		30
Ft. Worth, TX	—	254	563	—	—	254	563	817	163	1982	03/15		20
Kingsland, GA	—	570	—	844	—	570	844	1,414	105	2015	09/15	(m)	40
Dothan, AL	—	159	1,075	—	—	159	1,075	1,234	181	1985	12/15		30
Boiling Springs, SC (n)	—	214	—	1,181	—	214	1,181	1,395	142	2003	02/16	(o)	40
Hermitage, TN	—	546	348	—	—	546	348	894	65	1976	04/16		25
Easley, SC	—	690	—	794	—	690	794	1,484	82	2016	06/16	(m)	40
Augusta, GA	—	288	268	—	—	288	268	556	45	1985	10/16		25
Augusta, GA	—	227	1,136	—	—	227	1,136	1,363	191	1993	10/16		25
Augusta, GA	—	573	869	—	—	573	869	1,442	146	1986	10/16		25
Augusta, GA	—	296	1,274	—	—	296	1,274	1,570	153	2014	10/16		35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Eastman, GA	—	228	693	—	—	228	693	921	117	1987	10/16		25
Fort Valley, GA	—	208	841	—	—	208	841	1,049	88	1987	10/16		40
Macon, GA	—	237	1,303	—	—	237	1,303	1,540	219	1982	10/16		25
Perry, GA	—	247	1,353	—	—	247	1,353	1,600	228	1972	10/16		25
Baton Rouge, LA	—	890	—	864	—	890	864	1,754	77	2017	12/16		40
Columbia, SC	—	252	756	—	—	252	756	1,008	120	1976	01/17		25
Canton, GA	—	456	753	—	—	456	753	1,209	114	1984	03/17		25
Milwaukee, WI	—	300	—	938	—	300	938	1,238	90	1977	03/17	(o)	30
Lugoff, SC	—	255	963	—	—	255	963	1,218	119	2003	04/17		30
North Augusta, SC	—	265	1,060	—	—	265	1,060	1,325	131	1993	04/17		30
Orangeburg, SC	—	343	1,588	—	—	343	1,588	1,931	236	1988	04/17		25
Sumter, SC	—	403	717	—	—	403	717	1,120	89	2006	04/17		30
Crestview, FL	—	383	874	—	—	383	874	1,257	118	1989	08/17		25
Milwaukee, WI	—	347	—	924	—	347	924	1,271	28	2019	03/19	(m)	40
Moultrie, GA	—	99	1,104	—	—	99	1,104	1,203	63	1987	04/19		30
Thomasville, GA	—	246	1,064	—	—	246	1,064	1,310	73	1977	04/19		25
Dade City, FL	—	335	974	—	—	335	974	1,309	53	1983	05/19		30
Pell City, AL	—	181	682	—	—	181	682	863	26	1994	11/19		30
Oxford, AL	—	175	797	—	—	175	797	972	25	1990	03/20		25

Cardenas Markets:
Palo Alto, CA	—	2,272	3,405	28	—	2,272	3,433	5,705	1,865	1998	12/98	(f)	40

Carl's Jr.:
Spokane, WA	—	471	530	—	—	471	530	1,001	252	1996	12/01		40
Tucson, AZ	—	681	536	103	—	681	639	1,320	639	1988	06/05		10

CarQuest:
Anaconda, MT	—	35	307	—	—	35	307	342	154	1965	12/10		20
Baker, MT	—	12	140	—	—	12	140	152	70	1965	12/10		20
Bakersfield, CA	—	77	484	—	—	32	484	516	243	1945	12/10		20
Bay City, MI	—	41	282	—	—	41	282	323	113	1989	12/10		25
Billings, MT	—	31	188	—	—	31	188	219	75	1970	12/10		25
Burlington, NC (n)	—	47	229	—	—	47	229	276	77	1994	12/10		30
Cody, WY	—	146	253	—	—	96	253	349	85	1999	12/10		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Colstrip, MT	—	39	275	—	—	39	275	314	110	1981	12/10	25
Cut Bank, MT	—	9	115	—	—	9	115	124	58	1937	12/10	20
Dillon, MT (n)	—	24	204	—	—	24	204	228	103	1973	12/10	20
Enterprise, AL	—	25	184	—	—	25	184	209	74	1988	12/10	25
Fairbanks, AK	—	292	545	—	—	292	545	837	156	2003	12/10	35
Glasgow, MT	—	48	275	—	—	48	275	323	138	1972	12/10	20
Great Falls, MT	—	17	173	—	—	17	173	190	87	1967	12/10	20
Hamilton, MT (n)	—	24	242	—	—	24	242	266	97	1991	12/10	25
Harlem, MT	—	17	116	—	—	17	116	133	47	1983	12/10	25
Helena, MT	—	31	282	—	—	31	282	313	113	1987	12/10	25
Kalispell, MT	—	59	645	—	—	59	645	704	216	1998	12/10	30
Lafayette, LA (n)	—	51	357	—	—	51	357	408	120	1996	12/10	30
Lewistown, MT	—	19	180	—	—	19	180	199	72	1964	12/10	25
Livingston, MT	—	34	261	—	—	34	261	295	131	1976	12/10	20
Lufkin, TX (n)	—	94	229	—	—	94	229	323	115	1986	12/10	20
Malta, MT	—	19	181	—	—	19	181	200	73	1976	12/10	25
Memphis, TN	—	38	199	—	—	38	199	237	80	1987	12/10	25
Metamora, IL	—	69	292	—	—	69	292	361	98	1996	12/10	30
Nicholasville, KY (n)	—	54	241	—	—	54	241	295	97	1988	12/10	25
Overland, MO	—	68	370	—	—	68	370	438	186	1961	12/10	20
Owosso, MI (n)	—	50	264	—	—	50	264	314	106	1986	12/10	25
Pearl, MS	—	43	195	—	—	43	195	238	65	1989	12/10	30
Powell, WY	—	37	182	—	—	37	182	219	73	1978	12/10	25
Riverton, WY	—	99	300	—	—	99	300	399	121	1978	12/10	25
Roundup, MT	—	23	205	—	—	23	205	228	103	1972	12/10	20
Sheboygan, WI (n)	—	77	370	—	—	77	370	447	106	2007	12/10	35
Shelby, MT	—	20	208	—	—	20	208	228	104	1976	12/10	20
Sidney, MT	—	42	395	—	—	42	395	437	198	1962	12/10	20
Spartanburg, SC	—	53	252	—	—	53	252	305	101	1972	12/10	25
Sulphur, LA (n)	—	31	216	—	—	31	216	247	109	1984	12/10	20
Wasilla, AK	—	227	504	—	—	227	504	731	145	2002	12/10	35
Whitefish, MT	—	30	227	—	—	30	227	257	76	1993	12/10	30
Williston, ND (n)	—	35	297	—	—	35	297	332	100	1999	12/10	30
Billings, MT	—	66	291	—	—	66	291	357	110	1994	07/11	25
Spokane, WA	—	75	56	—	—	75	56	131	27	1955	07/11	20
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Missoula, MT	—	99	367	—	—	99	367	466	167	1965	11/11	20
Sheridan, WY	—	198	385	—	—	198	385	583	176	1980	11/11	20
Sauk Centre, MN	—	64	85	—	—	64	85	149	31	1958	11/11	25
Watford City, ND	—	31	124	—	—	31	124	155	45	1974	11/11	25
Worland, WY (n)	—	48	193	—	—	48	193	241	84	1949	04/12	20
Anchorage, AK	—	315	92	—	—	315	92	407	39	1971	06/12	20
Havre, MT	—	29	305	—	—	29	305	334	130	1964	06/12	20
San Antonio, TX	—	137	361	—	—	137	361	498	138	1980	05/13	20
San Antonio, TX	—	87	719	—	—	87	719	806	219	1973	05/13	25
Jackson, MS	—	253	—	604	—	253	604	857	106	2013	06/13	40

Carrabba's:
Canton, MI	—	685	1,687	—	—	685	1,687	2,372	494	2002	03/12	30
Dallas, TX	—	672	1,078	—	—	672	1,078	1,750	316	2000	03/12	30
Gainesville, FL	—	922	1,944	—	—	922	1,944	2,866	570	2001	03/12	30
Jacksonville, FL	—	1,140	1,428	—	—	1,140	1,428	2,568	418	2001	03/12	30
Mason, OH	—	653	2,267	—	—	653	2,267	2,920	664	2000	03/12	30
Maumee, OH	—	525	2,684	—	—	525	2,684	3,209	787	2002	03/12	30
Mobile, AL	—	633	1,909	—	—	633	1,909	2,542	559	2001	03/12	30
Pensacola, FL	—	734	1,854	—	—	734	1,854	2,588	466	2003	03/12	35
Waldorf, MD	—	1,473	2,199	—	—	1,473	2,199	3,672	552	2007	03/12	35

Carvana:
Austin, TX	—	1,045	1,969	—	—	1,045	1,969	3,014	183	2017	04/17	40

Carvers:
Centerville, OH	—	851	1,059	—	—	851	1,059	1,910	504	1986	12/01	40

Chair King:
Grapevine, TX	—	1,018	2,067	377	—	1,018	2,444	3,462	1,267	1998	06/98	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Charleston Auto Auction:
Moncks Corner, SC	—	1,628	5,911	471	—	1,628	6,383	8,011	1,108	2000	09/15	(o)	30

Cheddar's Cafe:
Baytown, TX	—	858	2,251	—	—	858	2,251	3,109	565	2010	12/10		40
West Monroe, LA	—	907	2,301	—	—	907	2,301	3,208	573	2010	01/11		40
Selma, TX	—	1,446	—	2,439	—	1,446	2,439	3,885	567	2011	03/11	(m)	40
Jonesboro, AR	—	1,206	—	2,459	—	1,206	2,459	3,665	561	2011	05/11	(m)	40
Hattiesburg, MS (n)	—	1,203	—	—	—	1,196	(i)	1,196	(i)	(i)	11/11		(i)
Pleasant Prairie, WI	—	1,310	—	2,779	—	1,310	2,779	4,089	501	2013	04/13	(m)	40
Liberty, MO	—	1,313	—	3,140	—	1,313	3,140	4,453	546	2014	07/13	(m)	40
Alcoa, TN	—	1,537	3,003	—	—	1,537	3,003	4,540	304	2010	06/17		35
Asheville, NC	—	1,540	2,785	—	—	1,540	2,785	4,325	329	2006	06/17		30
Charlotte, NC	—	1,326	2,795	—	—	1,326	2,795	4,121	330	2004	06/17		30
Cordova, TN	—	1,869	2,411	—	—	1,869	2,411	4,280	244	2013	06/17		35
Knoxville, TN	—	1,444	3,086	—	—	1,444	3,086	4,530	312	2011	06/17		35
Morgantown, WV	—	1,530	2,966	—	—	1,530	2,966	4,496	300	2011	06/17		35
Triadelphia, WV	—	1,200	3,449	—	—	1,200	3,449	4,649	349	2008	06/17		35

Chili's:
Camden, SC	—	627	1,888	—	—	627	1,888	2,515	722	2005	09/05		40
Milledgeville, GA	—	516	1,997	—	—	516	1,997	2,513	763	2005	09/05		40
Albany, GA	—	615	—	1,984	—	615	1,984	2,599	655	2007	06/07	(m)	40
Statesboro, GA	—	703	—	1,888	—	703	1,888	2,591	619	2007	06/07	(m)	40
Florence, SC	—	889	1,715	—	—	889	1,715	2,604	581	2007	06/07		40
Valdosta, GA	—	716	—	1,871	—	716	1,871	2,587	610	2007	07/07	(m)	40
Tifton, GA	—	454	1,550	—	—	454	1,550	2,004	473	2008	06/08		40
Evans, GA	—	700	—	1,511	—	685	1,511	2,196	449	2009	10/08	(m)	40
Jefferson City, MO	—	305	898	—	—	305	898	1,203	283	2003	12/09		35
Merriam, KS	—	853	981	—	—	853	981	1,834	361	1998	12/09		30
Wichita, KS	—	420	623	—	—	420	623	1,043	229	1995	12/09		30
Hutchinson, KS	—	456	1,794	—	—	456	1,794	2,250	471	2004	02/13		30
Lexington, SC	—	630	1,620	—	—	630	1,620	2,250	364	2008	02/13		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
China Garden:
Tucson, AZ	—	827	305	142	—	845	429	1,274	184	1974	12/01		40

Chipotle:
Florissant, MO	—	50	59	170	—	50	228	278	95	2013	04/03	(g)	40

Chuck E. Cheese's:
Mobile, AL	—	340	951	—	—	340	951	1,291	434	1981	11/11		20
Antioch, TN	—	459	1,738	—	—	459	1,738	2,197	748	1982	07/14		15
Huntsville, AL	—	382	1,182	—	—	382	1,182	1,564	382	1960	07/14		20
Saginaw, MI	—	489	1,203	—	—	489	1,203	1,692	388	1981	07/14		20
Albuquerque, NM	—	794	2,126	—	—	794	2,126	2,920	387	2003	08/14		35
Alexandria, LA	—	872	3,291	—	—	872	3,291	4,163	839	1983	08/14		25
Alpharetta, GA	—	2,027	1,743	—	—	2,027	1,743	3,770	370	2001	08/14		30
Atlanta, GA	—	1,313	1,656	—	—	1,313	1,656	2,969	422	1982	08/14		25
Austin, TX	—	852	4,024	—	—	852	4,024	4,876	855	2001	08/14		30
Batavia, IL	—	1,214	2,664	—	—	1,214	2,664	3,878	566	1999	08/14		30
Birmingham, AL	—	627	3,662	—	—	627	3,662	4,289	934	1982	08/14		25
Columbia, SC	—	509	2,655	—	—	509	2,655	3,164	564	1983	08/14		30
Conroe, TX	—	793	3,388	—	—	793	3,388	4,181	720	2001	08/14		30
Cordova, TN	—	1,195	3,055	—	—	1,195	3,055	4,250	649	2002	08/14		30
Denton, TX	—	833	1,245	—	—	833	1,245	2,078	227	2003	08/14		35
El Centro, CA	—	470	2,811	—	—	470	2,811	3,281	512	2005	08/14		35
Englewood, CO	—	911	3,056	—	—	911	3,056	3,967	649	1970	08/14		30
Foothill Ranch, CA	—	1,088	1,391	—	—	1,088	1,391	2,479	296	2003	08/14		30
Ft. Wayne, IN	—	686	3,232	—	—	686	3,232	3,918	687	1985	08/14		30
Garland, TX	—	1,224	2,302	—	—	1,224	2,302	3,526	419	2006	08/14		35
Grand Prairie, TX	—	1,380	4,983	—	—	1,380	4,983	6,363	1,059	2001	08/14		30
Grapevine, TX	—	1,303	2,135	—	—	1,303	2,135	3,438	454	2002	08/14		30
Greenville, SC	—	764	3,554	—	—	764	3,554	4,318	906	1983	08/14		25
Hickory, NC	—	647	1,686	—	—	647	1,686	2,333	307	2002	08/14		35
Horn Lake, MS	—	960	3,388	—	—	835	3,388	4,223	617	2002	08/14		35
Jacksonville, FL	—	1,038	4,220	—	—	1,038	4,220	5,258	1,076	1981	08/14		25
Katy, TX	—	960	4,171	—	—	960	4,171	5,131	886	2002	08/14		30
Kennesaw, GA	—	1,332	3,818	—	—	1,332	3,818	5,150	811	1999	08/14		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Killeen, TX	—	832	4,876	—	—	832	4,876	5,708	888	2004	08/14		35
Lake Charles, LA	—	853	1,539	—	—	853	1,539	2,392	327	2001	08/14		30
Littleton, CO	—	1,234	4,288	—	—	1,234	4,288	5,522	911	1994	08/14		30
Longview, TX	—	314	1,931	—	—	314	1,931	2,245	352	2004	08/14		35
Madison, WI	—	999	1,989	—	—	999	1,989	2,988	507	1982	08/14		25
Miamisburg, OH	—	607	4,416	—	—	607	4,416	5,023	1,126	1986	08/14		25
Midland, TX	—	588	2,537	—	—	588	2,537	3,125	539	2000	08/14		30
N. Richland Hills, TX	—	588	4,064	—	—	588	4,064	4,652	1,036	1982	08/14		25
Norcross, GA	—	1,077	2,703	—	—	1,077	2,703	3,780	689	1982	08/14		25
North Charleston, SC	—	1,449	3,319	—	—	1,449	3,319	4,768	705	2003	08/14		30
Oklahoma City, OK	—	499	3,203	—	—	499	3,203	3,702	817	1982	08/14		25
Olathe, KS	—	843	736	—	—	794	736	1,530	156	2002	08/14		30
Racine, WI	—	765	834	—	—	765	834	1,599	177	2000	08/14		30
Roanoke, VA	—	617	4,787	—	—	617	4,787	5,404	1,221	1983	08/14		25
San Antonio, TX	—	1,371	2,703	—	—	1,371	2,703	4,074	574	2001	08/14		30
San Antonio, TX	—	793	4,670	—	—	793	4,670	5,463	1,191	1990	08/14		25
Savannah, GA	—	1,469	2,634	—	—	1,469	2,634	4,103	672	1982	08/14		25
Sharonville, OH	—	696	1,597	—	—	696	1,597	2,293	407	1982	08/14		25
Sterling Heights, MI	—	725	2,322	—	—	725	2,322	3,047	493	1994	08/14		30
Sugarland, TX	—	1,107	3,134	—	—	1,107	3,134	4,241	666	2002	08/14		30
Topeka, KS	—	373	619	—	—	373	619	992	131	1990	08/14		30
Virginia Beach, VA	—	1,018	3,848	—	—	1,018	3,848	4,866	981	1984	08/14		25
Wichita Falls, TX	—	323	3,105	—	—	323	3,105	3,428	792	1982	08/14		25
Wichita, KS	—	862	2,850	—	—	862	2,850	3,712	606	1991	08/14		30
Yuma, AZ	—	471	668	—	—	471	668	1,139	122	2004	08/14		35

Chuy's:
Cincinnati, OH	—	1,165	1,322	—	—	1,165	1,322	2,487	325	1996	05/13		30

Cinemark:
Draper, UT	—	1,523	—	4,487	—	1,523	4,487	6,010	1,080	2011	08/10	(m)	40
Fort Worth, TX	—	2,140	—	7,660	—	2,140	7,660	9,800	1,636	2012	08/11	(o)	40
Cincinnati, OH	—	1,334	—	10,206	—	1,334	10,206	11,540	1,882	2013	09/12	(m)	40
McCandless, PA	—	3,094	—	6,389	—	3,094	6,389	9,483	1,005	2014	09/13	(m)	40
Marina, CA	—	15	—	5,614	—	15	5,614	5,629	731	2015	08/14	(m)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Altoona, IA	—	1,161	—	9,923	—	1,161	9,923	11,084	1,209	2016	01/15	(m)	40
Abilene, TX	—	1,965	8,235	—	—	1,965	8,235	10,200	695	2017	08/17		40

City Barbeque:
Charlotte, NC	—	576	—	1,594	—	576	1,594	2,170	157	2017	07/16	(m)	40

Claim Jumper:
Roseville, CA	—	1,557	2,014	—	—	1,557	2,014	3,571	959	2000	12/01		40

Clairton Mini Mart:
Clairton, PA	—	215	701	59	—	215	760	975	422	1986	01/06		25

Closson's 3D Truck & Auto:
Benton Harbor, MI	—	207	160	—	—	207	160	367	79	1978	02/11		20

Cobb Theatre:
Tallahassee, FL	—	1,267	—	18,776	—	1,267	18,776	20,043	1,154	2018	06/17	(m)	40

Continental Rental:
Lapeer, MI	—	88	633	—	—	88	603	691	205	2007	10/05		40

Cool Crest:
Independence, MO	—	1,838	1,534	75	—	1,658	520	2,178	520	1988	05/07		40

Cooper's Hawk:
New Lenox, IL	—	1,328	—	5,389	—	1,328	5,389	6,717	298	2018	07/18	(o)	40
Centerville, OH	—	2,523	—	4,905	—	2,523	4,905	7,428	169	2019	02/19	(m)	40
Avon, IN	—	1,831	—	—	—	1,831	(e)	1,831	(e)	(e)	02/20	(m)	(e)

CORA Rehabilitation Clinics:
Orlando, FL	—	80	221	—	—	80	221	301	94	2001	02/04		40

Crest Furniture:
Iselin, NJ	—	3,750	5,983	—	—	3,750	5,983	9,733	2,686	1994	01/03		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
CrossAmerica:
Antioch, IL	—	261	2,244	—	—	261	2,244	2,505	363	1988	12/16		25
Fox Lake, IL	—	252	1,184	—	—	242	1,184	1,426	159	1997	12/16		30
Grayslake, IL	—	194	924	—	—	194	924	1,118	149	1988	12/16		25
Joliet, IL	—	87	1,418	—	—	87	1,418	1,505	191	2005	12/16		30
Lincolnshire, IL	—	350	1,146	—	—	350	1,146	1,496	232	1984	12/16		20
Loves Park, IL	—	107	829	—	—	107	829	936	112	2000	12/16		30
Markham, IL	—	145	1,483	—	—	145	1,483	1,628	200	2007	12/16		30
Matteson, IL	—	475	1,202	—	—	475	1,202	1,677	162	2001	12/16		30
Orland Park, IL	—	204	1,290	—	—	204	1,290	1,494	209	1992	12/16		25
Richton Park, IL	—	126	1,021	—	—	126	1,021	1,147	103	2005	12/16		40
Rockford, IL	—	136	1,167	—	—	136	1,167	1,303	236	1968	12/16		20
Rockford, IL (n)	—	263	742	—	—	263	742	1,005	100	1997	12/16		30
Rockford, IL	—	97	1,205	—	—	97	1,205	1,302	162	2002	12/16		30
Spring Grove, IL	—	233	1,068	—	—	233	1,068	1,301	216	1987	12/16		20
Wadsworth, IL	—	398	835	—	—	398	835	1,233	113	1997	12/16		30
Wauconda, IL	—	338	2,629	—	—	338	2,629	2,967	425	1991	12/16		25

CSL Plasma:
Homestead, PA	—	384	—	2,290	—	465	2,290	2,755	64	2019	02/97		40
Warner Robins, GA	—	707	—	1,404	—	707	1,404	2,111	680	1999	03/98	(g)	40

Currito Burritos Without Borders:
Geneva, IL	—	653	601	—	—	669	518	1,187	253	1996	12/01		40

CVS:
Lafayette, LA	—	968	949	—	—	968	565	1,533	61	1995	01/96		25
Midwest City, OK	—	673	1,103	—	—	673	1,103	1,776	685	1996	03/96		40
Pantego, TX	—	1,016	1,449	—	—	1,016	1,449	2,465	853	1996	06/97		40
Leavenworth, KS	—	726	—	1,331	—	726	1,331	2,057	750	1998	11/97	(g)	40
Lewisville, TX	—	789	—	1,335	—	789	1,335	2,124	744	1998	04/98	(g)	40
Forest Hill, TX	—	692	—	1,175	—	692	1,175	1,867	657	1998	04/98	(g)	40
Garland, TX	—	1,477	—	1,400	—	1,455	1,400	2,855	775	1998	06/98	(g)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Oklahoma City, OK	—	1,581	—	1,471	—	1,581	1,471	3,052	808	1999	08/98	(g)	40
Dallas, TX	—	2,618	—	2,571	—	2,618	2,571	5,189	1,106	2003	06/99	(g)	40
Gladstone, MO	—	1,851	—	1,740	—	1,851	1,740	3,591	886	2000	12/99	(g)	40

Dairy Queen:
Lubbock, TX	—	313	450	—	—	313	450	763	176	1981	02/15		15

Dave & Buster's:
Hilliard, OH	—	934	4,689	—	—	934	4,689	5,623	1,656	1998	11/06		40
Tulsa, OK	—	1,862	—	2,105	—	1,862	2,105	3,967	629	2009	04/08	(m)	40
Wauwatosa, WI	—	5,694	—	5,638	—	5,694	5,638	11,332	1,521	2010	12/08	(m)	40
Orlando, FL	—	8,114	—	4,224	—	8,114	4,224	12,338	999	2011	06/10	(m)	40
Oklahoma City, OK	—	3,156	—	4,870	—	3,156	4,870	8,026	1,091	2012	02/11	(m)	40
Dallas, TX	—	5,052	—	8,808	—	5,052	8,808	13,860	1,771	2012	03/12	(m)	40
Livonia, MI	—	2,116	—	7,758	—	2,116	7,758	9,874	1,366	2013	04/13	(m)	40
Euless, TX	—	2,592		7,563	—	2,592	7,563	10,155	1,063	2015	08/14	(m)	40
Little Rock, AR	—	2,310	5,805	—	—	2,310	5,805	8,115	656	2016	01/17		35
Florence, KY	—	4,700	7,617	—	—	4,700	7,617	12,317	861	2016	01/17		35
Tampa, FL	—	3,354	8,361	—	—	3,354	8,361	11,715	444	2017	11/18		40

DaVita Dialysis:
Columbus, OH	—	527	1,426	—	—	527	1,426	1,953	307	2000	07/14		30

Del Frisco's:
Fort Worth, TX	—	351	5,874	—	—	351	5,874	6,225	2,925	1890	01/11		20
Greenwood Village, CO	—	1,863	5,649	—	—	1,863	5,649	7,512	2,813	1979	01/11		20

Denny's:
Clifton, CO	—	245	732	375	—	245	1,107	1,352	463	1998	12/01		40
Alexandria, VA	—	604	196	—	—	604	196	800	140	1981	09/06		20
Amarillo, TX	—	590	632	—	—	590	632	1,222	452	1982	09/06		20
Arlington Heights, IL	—	470	228	—	—	470	228	698	163	1977	09/06		20
Campbell, CA	—	460	238	—	—	460	238	698	170	1976	09/06		20
Carson, CA	—	1,246	157	—	—	1,246	157	1,403	112	1975	09/06		20
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Chehalis, WA	—	415	287	—	—	415	287	702	205	1977	09/06	20
Chubbuck, ID	—	350	394	—	—	344	394	738	282	1983	09/06	20
Clackamas, OR	—	468	407	—	—	468	407	875	291	1993	09/06	20
Collinsville, IL	—	676	283	—	—	676	283	959	202	1979	09/06	20
Corpus Christi, TX	—	345	776	300	—	345	1,076	1,421	754	1980	09/06	20
Dallas, TX	—	497	150	—	—	451	140	591	100	1979	09/06	20
Enfield, CT	—	684	229	—	—	684	229	913	164	1976	09/06	20
Fairfax, VA	—	768	683	—	—	768	683	1,451	488	1979	09/06	20
Federal Way, WA	—	543	193	—	—	543	193	736	138	1977	09/06	20
Florissant, MO	—	443	238	—	—	443	238	681	170	1977	09/06	20
Houston, TX	—	504	348	—	—	504	348	852	248	1976	09/06	20
Indianapolis, IN	—	358	767	—	—	358	767	1,125	548	1978	09/06	20
Indianapolis, IN	—	310	590	—	—	310	590	900	421	1981	09/06	20
Indianapolis, IN	—	231	511	—	—	231	511	742	365	1974	09/06	20
Indianapolis, IN	—	326	511	—	—	326	511	837	365	1978	09/06	20
Kernersville, NC	—	407	557	—	—	407	557	964	398	2000	09/06	20
Lafayette, IN	—	424	773	—	—	416	773	1,189	552	1978	09/06	20
Laurel, MD	—	528	379	—	—	528	379	907	271	1976	09/06	20
Little Rock, AR	—	703	180	—	—	703	180	883	128	1979	09/06	20
Maplewood, MN	—	630	271	—	—	630	271	901	194	1983	09/06	20
N. Miami, FL	—	855	151	—	—	855	151	1,006	108	1977	09/06	20
Nampa, ID	—	357	729	—	—	328	729	1,057	521	1979	09/06	20
Omaha, NE	—	496	314	—	—	496	314	810	225	1994	09/06	20
Provo, UT	—	519	216	—	—	513	216	729	154	1978	09/06	20
Raleigh, NC	—	1,094	482	—	—	1,094	482	1,576	345	1984	09/06	20
Sugarland, TX	—	315	334	—	—	293	334	627	239	1997	09/06	20
Tucson, AZ	—	922	290	—	—	922	290	1,212	207	1979	09/06	20
Wethersfield, CT	—	884	176	—	—	884	176	1,060	126	1978	09/06	20
Worcester, MA	—	383	493	—	—	383	493	876	352	1978	09/06	20
Boise, ID	—	514	477	—	—	514	477	991	335	1983	12/06	20
St. Louis, MO	—	635	303	—	—	635	303	938	211	1980	01/07	20
Virginia Gardens, FL	—	793	133	—	—	793	133	926	93	1977	01/07	20
Akron, OH	—	308	1,062	—	—	308	1,062	1,370	267	1992	06/13	30
Moab, UT	—	395	1,432	—	—	384	1,432	1,816	280	2000	02/15	30
Ft Walton Beach, FL	—	274	531	—	—	274	531	805	80	1973	01/17	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Dickey's Barbeque Pit:
Medina, OH	—	405	464	104	—	370	568	938	251	1996	12/01		40

Dick's Sporting Goods:
Taylor, MI	—	1,920	3,527	—	—	1,920	3,527	5,447	2,142	1996	08/96		40
White Marsh, MD	—	2,681	3,917	—	—	2,681	3,917	6,598	2,379	1996	08/96		40

Dirt Cheap:
Nacogdoches, TX	—	397	1,257	269	—	400	1,524	1,924	739	1997	11/98		40

Doctors of Physical Therapy:
Lapeer, MI	—	63	457	80	—	63	516	579	153	2007	10/05		40

Dollar General:
San Antonio, TX	—	441	784	—	—	441	196	637	46	1993	12/93		30
Mobile, AL	—	1,137	1,694	—	—	1,137	1,694	2,831	807	2000	12/01		40
Albany, NY	—	25	867	738	—	25	1,605	1,630	354	1994	09/04		40
High Springs, FL	—	409	—	1,072	—	432	1,072	1,504	271	2010	07/10	(m)	40
Inverness, FL	—	459	—	1,046	—	471	1,046	1,517	260	2011	08/10	(m)	40
Cocoa, FL	—	385	—	935	—	406	935	1,341	237	2010	08/10	(m)	40
Palm Bay, FL	—	355	—	1,011	—	365	1,011	1,376	254	2010	08/10	(m)	40
Deland, FL	—	585	—	958	—	585	958	1,543	236	2010	11/10	(m)	40
Seffner, FL	—	673	—	1,223	—	446	803	1,249	193	2011	12/10	(m)	40
Hernando, FL	—	372	—	970	—	372	970	1,342	236	2011	01/11	(m)	40
Titusville, FL	—	512	—	1,002	—	512	1,002	1,514	235	2011	04/11	(m)	40
Disputanta, VA	—	170	—	720	—	170	720	890	167	2011	09/11	(o)	40
Lumberton, NC	—	115	—	902	—	115	902	1,017	202	2012	10/11	(m)	40
Newport News, VA	—	363	—	967	—	363	967	1,330	221	2011	10/11	(m)	40
Cumberland, VA	—	317	—	1,147	—	317	1,147	1,464	252	2012	12/11	(m)	40
Aberdeen, NC	—	156	—	821	—	156	821	977	179	2012	01/12	(m)	40
Richmond, VA	—	144	—	863	—	144	863	1,007	182	2012	02/12	(m)	40
Danville, VA	—	155	—	864	—	155	864	1,019	186	2012	03/12	(m)	40
Cascade, VA	—	139	—	806	—	139	806	945	172	2012	03/12	(m)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Sanford, NC	—	147	—	834	—	147	834	981	175	2012	04/12	(m)	40
Leland, NC	—	245	—	892	—	245	892	1,137	183	2012	06/12	(m)	40
Sanford, NC	—	206	—	829	—	206	829	1,035	170	2012	07/12	(m)	40
Richmond, VA	—	305	—	902	—	305	902	1,207	183	2012	08/12	(m)	40
Martinsville, VA	—	165	—	831	—	165	831	996	167	2012	09/12	(m)	40
Yerington, NV	—	313	—	1,170	—	313	1,170	1,483	233	2013	09/12	(m)	40
Hawthorne, NV	—	210	1,069	—	—	210	1,069	1,279	215	2012	12/12		40
Norfolk, VA	—	455	—	929	—	455	929	1,384	175	2013	03/13	(m)	40
Suffolk, VA	—	186	—	958	—	186	958	1,144	181	2013	03/13	(m)	40
Suffolk, VA	—	128	—	1,010	—	128	1,010	1,138	186	2013	04/13	(m)	40
Irving, NY	—	210	—	961	—	210	961	1,171	173	2013	06/13	(m)	40
Oakfield, NY	—	257	—	1,108	—	271	1,108	1,379	186	2014	10/13	(m)	40
Holland, NY	—	176	—	1,103	—	176	1,103	1,279	178	2014	12/13	(m)	40
Jeffersonville, IN	—	115	960	—	—	115	960	1,075	189	2010	02/14		35
LaFayette, LA	—	157	378	23	—	180	378	558	102	2002	07/14		25
Youngsville, LA	—	98	370	34	—	98	404	502	99	2002	07/14		25
Daytona Beach Shores, FL	—	459	1,282	—	—	459	1,282	1,741	130	2011	12/17		30

Dollar Tree:
Garland, TX	—	239	626	—	—	239	626	865	305	1994	02/94		40
Homestead, PA	—	256	—	1,964	—	310	1,910	2,220	233	2016	02/97	(g)	40
Marietta, GA	—	525	—	787	—	524	787	1,311	154	1997	12/14	(o)	30

Don Tello's Tex-Mex Grill:
Lithonia, GA	—	923	1,276	48	—	923	1,324	2,247	438	2002	06/07		40

Driscoll Children's Hospital:
Corpus Christi, TX	—	630	3,131	—	—	630	3,131	3,761	1,706	1982	03/99		40

El Jalapeno:
Indianapolis, IN	—	223	483	79	—	223	562	785	392	1979	09/06		20

Empire Buffet:
Las Cruces, NM	—	947	—	2,390	—	947	2,390	3,337	821	2006	01/06	(m)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Express Mart:
Thomasville, NC	—	140	228	—	—	140	228	368	74	1962	07/14		20

Express Oil Change:
Birmingham, AL	—	470	695	—	—	470	695	1,165	222	2008	02/08	(f)	40
Florence, AL	—	110	381	—	—	110	381	491	164	1987	02/08		30
Helena, AL	—	363	628	—	—	363	628	991	202	1998	02/08		40
Muscle Shoals, AL	—	168	624	—	—	168	624	792	268	1985	02/08		30
Opelika, AL	—	547	680	—	—	547	680	1,227	219	2006	02/08		40
Cordova, TN	—	639	785	—	—	639	785	1,424	236	2000	12/08		40
Horn Lake, MS	—	326	611	—	—	326	611	937	210	1998	12/08		35
Lakeland, TN	—	186	489	—	—	186	489	675	147	2000	12/08		40
Memphis, TN	—	402	721	—	—	402	721	1,123	217	2001	12/08		40
Houston, TX	—	651	—	648	—	517	648	1,165	137	2012	02/12	(m)	40
Katy, TX	—	539	—	830	—	539	829	1,368	167	2012	07/12	(m)	40
Chattanooga, TN	—	224	173	—	—	224	173	397	47	2001	10/12		30
Chattanooga, TN	—	238	1,756	—	—	238	1,756	1,994	480	1998	10/12		30
Chattanooga, TN	—	239	1,214	—	—	239	1,214	1,453	332	1998	10/12		30
Cleveland, TN	—	318	1,064	—	—	318	1,064	1,382	250	2004	10/12		35
Fort Oglethorpe, GA	—	241	331	—	—	241	331	572	78	2003	10/12		35
Marietta, GA	—	618	30	—	—	618	30	648	8	1988	12/12		30
Smyrna, GA	—	295	1,092	—	—	295	1,092	1,387	351	1984	12/12		25
Cypress, TX	—	550	—	983	—	550	983	1,533	144	2014	05/14	(m)	40
Boaz, AL	—	205	368	—	—	205	368	573	87	1995	01/15		25
Gadsden, AL	—	116	690	—	—	116	690	806	136	1999	01/15		30
Rainbow City, AL	—	164	653	—	—	164	653	817	155	1992	01/15		25
Seffner, FL	—	155	593	—	—	155	593	748	99	2008	02/15		35
Fayetteville, TN	—	117	860	—	—	117	860	977	164	1998	04/15		30
Huntsville, AL	—	214	710	—	—	214	710	924	162	1995	04/15		25
Huntsville, AL	—	292	526	—	—	292	526	818	100	1995	04/15		30
Madison, AL	—	319	1,006	—	—	319	1,006	1,325	191	1992	04/15		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Houston, TX	—	576	—	1,120	—	576	1,120	1,696	115	2016	04/16	(m)	40
Tampa, FL	—	718	—	942	—	718	942	1,660	95	2016	06/16	(m)	40
West Point, MS	—	335	—	1,130	—	335	1,130	1,465	105	2017	10/16	(m)	40
Tupelo, MS	—	381	1,641	—	—	381	1,641	2,022	178	2013	03/17		35
Tupelo, MS	—	607	—	1,158	—	607	1,158	1,765	88	2017	03/17	(m)	40
Canton, GA	—	741	—	1,240	—	741	1,240	1,981	84	2018	10/17	(m)	40
Jasper, AL	—	186	879	—	—	186	879	1,065	94	2000	10/17		30
Hurst, TX	—	331	1,397	—	—	331	1,397	1,728	101	2013	06/18		35
Hampton Cove, AL	—	628	—	1,326	—	628	1,326	1,954	54	2019	09/18	(m)	40
Dyer, IN	—	618	803	—	—	618	803	1,421	51	2013	10/18		35
Hendersonville, TN	—	916	1,656	—	—	916	1,656	2,572	101	2017	11/18		35
Nashville, TN	—	833	1,898	—	—	833	1,898	2,731	115	2014	11/18		35
Spring Hill, TN	—	536	2,570	—	—	536	2,570	3,106	156	2013	11/18		35
Murfreesboro, TN	—	407	2,552	—	—	407	2,552	2,959	217	2001	11/18		25
Murfreesboro, TN	—	417	2,157	—	—	417	2,157	2,574	153	2004	11/18		30
Murfreesboro, TN	—	667	1,594	—	—	667	1,594	2,261	97	2013	11/18		35
Concord, NC	—	570	1,626	—	—	570	1,626	2,196	91	2018	01/19		35
Lafayette, LA	—	364	1,169	—	—	364	1,169	1,533	63	2010	05/19		30
Lafayette, LA	—	230	845	—	—	230	845	1,075	46	1996	05/19		30
Taylors, SC	—	581	—	1,353	—	581	1,353	1,934	35	2019	06/19	(m)	40
Richmond Hill, GA	—	792	—	1,404	—	792	1,404	2,196	19	2020	11/19	(m)	40
Magnolia, TX	—	1,022	—	1,382	—	1,022	1,382	2,404	19	2020	11/19	(m)	40
Gallatin, TN	—	808	1,663	—	—	808	1,663	2,471	47	2019	11/19		40
Allen, TX	—	575	1,781	—	—	575	1,781	2,356	53	2016	12/19		35
Gilbert, AZ	—	602	1,872	—	—	602	1,872	2,474	49	2018	12/19		40
Peoria, AZ	—	405	1,929	—	—	405	1,929	2,334	50	2015	12/19		40
Tempe, AZ	—	903	1,374	—	—	903	1,374	2,277	41	2014	12/19		35
Birmingham, AL	—	303	804	—	—	303	804	1,107	31	1997	01/20		25
Birmingham, AL	—	188	1,421	—	—	188	1,421	1,609	45	2006	01/20		30
Fort Payne, AL	—	76	1,256	—	—	76	1,256	1,332	40	2006	01/20		30
Jasper, AL	—	376	1,662	—	—	376	1,662	2,038	53	1999	01/20		30
Moody, AL	—	141	2,111	—	—	141	2,111	2,252	67	1998	01/20		30
Sylacauga, AL	—	180	1,080	—	—	180	1,080	1,260	34	2006	01/20		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
E-Z Mart:
Andrews, TX	—	140	2,623	—	—	140	2,623	2,763	203	2014	04/18	35
Arlington, TX	—	196	1,187	—	—	196	1,187	1,383	129	1982	04/18	25
Ashdown, AR	—	112	2,996	—	—	112	2,996	3,108	232	2015	04/18	35
Broken Arrow, OK	—	93	1,635	—	—	93	1,635	1,728	148	2012	04/18	30
Broken Bow, OK	—	103	2,315	—	—	103	2,315	2,418	209	1994	04/18	30
Broken Bow, OK	—	93	2,325	—	—	93	2,325	2,418	252	1964	04/18	25
Cleburne, TX	—	65	1,663	—	—	65	1,663	1,728	180	1984	04/18	25
Davis, OK	—	37	1,691	—	—	37	1,691	1,728	183	1981	04/18	25
Durant, OK	—	215	1,858	—	—	215	1,858	2,073	168	2000	04/18	30
Durant, OK	—	131	1,598	—	—	131	1,598	1,729	124	2014	04/18	35
Edmond, OK	—	140	898	—	—	140	898	1,038	97	1973	04/18	25
Fayetteville, AR	—	84	1,299	—	—	84	1,299	1,383	141	1979	04/18	25
Foreman, AR	—	65	2,697	—	—	65	2,697	2,762	209	2015	04/18	35
Gladewater, TX	—	28	1,700	—	—	28	1,700	1,728	184	1973	04/18	25
Harrah, OK	—	131	1,598	—	—	131	1,598	1,729	173	1986	04/18	25
Hartshorne, OK	—	28	1,356	—	—	28	1,356	1,384	122	1998	04/18	30
Hot Springs, AR	—	449	935	—	—	449	935	1,384	84	1989	04/18	30
Hot Springs, AR	—	823	561	—	—	823	561	1,384	51	2012	04/18	30
Hot Springs, AR	—	38	656	—	—	38	656	694	71	1977	04/18	25
Hugo, OK	—	28	1,356	—	—	28	1,356	1,384	147	1985	04/18	25
Idabel, OK	—	93	1,635	—	—	93	1,635	1,728	148	1998	04/18	30
Kilgore, TX	—	327	3,126	—	—	327	3,126	3,453	242	2013	04/18	35
Little Rock, AR	—	356	683	—	—	356	683	1,039	74	1980	04/18	25
Little Rock, AR	—	253	786	—	—	253	786	1,039	85	1981	04/18	25
Longview, TX	—	112	1,616	—	—	112	1,616	1,728	175	1982	04/18	25
Longview, TX	—	75	1,309	—	—	75	1,309	1,384	142	1983	04/18	25
Lubbock, TX	—	150	544	—	—	150	544	694	59	1974	04/18	25
McAlester, OK	—	290	1,094	—	—	290	1,094	1,384	118	1980	04/18	25
Mineral Wells, TX	—	103	1,626	—	—	103	1,626	1,729	147	1999	04/18	30
Monticello, AR	—	215	1,858	—	—	215	1,858	2,073	168	1990	04/18	30
Mountain Home, AR	—	84	955	—	—	84	955	1,039	103	1982	04/18	25
Mountain Home, AR	—	47	992	—	—	47	992	1,039	107	1983	04/18	25
Nash, TX	—	84	1,989	—	—	84	1,989	2,073	180	1994	04/18	30
Paris, TX	—	56	1,327	—	—	56	1,327	1,383	144	1980	04/18	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Pittsburg, TX	—	149	1,579	—	—	149	1,579	1,728	143	1998	04/18		30
Queen City, TX	—	168	2,595	—	—	168	2,595	2,763	201	2016	04/18		35
Red Oak, OK	—	168	1,905	—	—	168	1,905	2,073	172	2012	04/18		30
Spiro, OK	—	103	1,970	—	—	103	1,970	2,073	213	1985	04/18		25
Springdale, AR	—	169	525	—	—	169	525	694	57	1974	04/18		25
Springdale, AR	—	122	572	—	—	122	572	694	62	1969	04/18		25
Sulphur Springs, TX	—	65	1,318	—	—	65	1,318	1,383	143	1981	04/18		25
Talihina, OK	—	234	1,150	—	—	234	1,150	1,384	125	1975	04/18		25
Texarkana, AR	—	159	2,604	—	—	159	2,604	2,763	235	1994	04/18		30
Texarkana, AR	—	56	1,672	—	—	56	1,672	1,728	151	1998	04/18		30
Texarkana, AR	—	159	1,914	—	—	159	1,914	2,073	207	1975	04/18		25
Texarkana, AR	—	47	1,337	—	—	47	1,337	1,384	145	1986	04/18		25
Texarkana, AR	—	93	1,290	—	—	93	1,290	1,383	140	1974	04/18		25
Texarkana, TX	—	112	2,996	—	—	112	2,996	3,108	270	2001	04/18		30

Family Dollar:
Riverdale, GA	—	1,089	1,707	—	—	1,089	1,707	2,796	984	1997	12/97		40
Hudson Falls, NY	—	51	380	625	—	187	869	1,056	265	1993	09/04		40
Richmond, TX	—	366	1,059	—	—	366	1,059	1,425	208	2012	02/14		35
Spring, TX	—	199	1,152	—	—	199	1,152	1,351	226	2012	02/14		35
Bartlesville, OK	—	110	445	—	—	110	445	555	115	2001	07/14		25
Huntsville, AL	—	141	596	—	—	141	596	737	128	2005	07/14		30
Tulsa, OK	—	70	519	34	—	103	519	622	142	2001	07/14		25

Famous Footwear:
Lapeer, MI	—	163	835	—	—	163	812	975	272	2007	10/05		40

Famsa:
Harlingen, TX	—	317	756	170	—	317	926	1,243	452	1999	11/98	(f)	40

Ferguson:
Destin, FL	—	554	1,012	253	—	554	1,265	1,819	428	2006	03/07		40
Union City, GA	—	144	1,260	—	—	144	1,260	1,404	347	2010	05/11		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Fikes Wholesale:
Belton, TX	—	722	1,814	—	—	722	1,814	2,536	486	2007	08/11		35
Godley, TX	—	1,453	2,084	—	—	1,453	2,084	3,537	558	2008	08/11		35
Killeen, TX	—	1,053	833	—	—	1,053	833	1,886	223	2007	08/11		35
Killeen, TX	—	1,302	2,514	—	—	1,302	2,514	3,816	673	2008	08/11		35
McGregor, TX	—	511	1,484	—	—	511	1,484	1,995	398	2006	08/11		35
Thorndale, TX	—	331	984	—	—	331	984	1,315	264	2007	08/11		35
Valley Mills, TX	—	711	2,114	—	—	711	2,114	2,825	566	2006	08/11		35
West, TX	—	402	864	—	—	402	864	1,266	270	1999	08/11		30
Gladewater, TX	—	145	2,107	—	—	145	2,107	2,252	379	2007	09/14		35
Hearne, TX	—	68	2,184	—	—	68	2,184	2,252	458	1996	09/14		30
Jarrell, TX	—	541	2,965	—	—	541	2,965	3,506	533	2009	09/14		35
Killeen, TX	—	628	2,878	—	—	628	2,878	3,506	517	2013	09/14		35
Liberty Hill, TX	—	203	3,303	—	—	202	3,303	3,505	594	2013	09/14		35
Rosebud, TX	—	58	1,847	—	—	58	1,847	1,905	332	2012	09/14		35
Temple, TX	—	1,052	3,302	—	—	1,052	3,302	4,354	594	2012	09/14		35
Waco, TX	—	1,400	2,106	—	—	1,400	2,106	3,506	442	1997	09/14		30
Claude, TX	—	193	3,728	—	—	193	3,728	3,921	537	2013	12/15		35
Covington, TX	—	164	2,512	—	—	164	2,512	2,676	422	2001	12/15		30
Hamilton, TX	—	97	2,175	—	—	97	2,175	2,272	439	1987	12/15		25
Lott, TX	—	135	3,236	—	—	135	3,236	3,371	466	2013	12/15		35
Salado, TX	—	715	3,206	—	—	715	3,206	3,921	462	2014	12/15		35
Temple, TX	—	77	2,291	—	—	77	2,291	2,368	330	2012	12/15		35
Vernon, TX	—	154	5,850	—	—	154	5,850	6,004	737	2015	12/15		40
Milton, FL	—	1,498	—	3,568	—	1,498	3,568	5,066	361	2016	04/16	(m)	40
Giddings, TX	—	845	—	5,219	—	845	5,219	6,064	462	2017	11/16	(m)	40
Daphne, AL	—	1,411	1,247	—	—	1,411	1,247	2,658	168	2006	12/16		30
Foley, AL	—	783	1,721	—	—	783	1,721	2,504	174	2007	12/16		40
Belton, TX	—	415	3,391	—	—	415	3,391	3,806	336	2016	01/17		40
Hewitt, TX	—	747	—	3,233	—	747	3,233	3,980	246	2017	01/17	(m)	40
Amarillo, TX	—	390	3,555	—	—	390	3,555	3,945	193	2013	05/19		30
Crestview, FL	—	504	3,394	—	—	504	3,394	3,898	158	2015	05/19		35
Fort Walton Beach, FL	—	684	3,213	—	—	684	3,213	3,897	131	2016	05/19		40
Fort Walton Beach, FL	—	799	3,099	—	—	799	3,099	3,898	144	2016	05/19		35
Killeen, TX	—	504	3,973	—	—	504	3,973	4,477	215	2012	05/19		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
First Cash Pawn:
Alice, TX	—	318	578	—	—	318	578	896	275	1995	12/01		40

Five Below:
Florissant, MO	—	249	294	849	—	250	1,142	1,392	350	1996	04/03	(g)	40

Five Guys Burgers and Fries:
Middleburg Heights, OH	—	497	260	250	—	497	510	1,007	328	1976	09/06		20

Fleming's:
Akron, OH	—	475	3,140	—	—	475	3,140	3,615	789	2005	03/12		35

Floor & Decor:
Knoxville, TN	—	2,364	—	7,879	—	2,364	7,879	10,243	977	2016	09/15	(m)	40
Albuquerque, NM	—	2,322	10,699	—	—	2,322	10,699	13,021	524	2018	01/19		40

Food 4 Less:
National City, CA	—	3,569	4,266	—	—	3,569	1,246	4,815	60	1995	11/98		25

Food Fast:
Bossier City, LA	—	883	658	—	—	883	658	1,541	594	1975	06/07		15
Brownsboro, TX	—	328	385	—	—	328	385	713	174	1990	06/07		30
Flint, TX	—	272	411	—	—	272	411	683	223	1985	06/07		25
Forney, TX	—	545	707	—	—	545	707	1,252	319	1989	06/07		30
Gun Barrel City, TX	—	242	467	—	—	242	467	709	253	1988	06/07		25
Gun Barrel City, TX	—	270	386	12	—	282	386	668	209	1986	06/07		25
Jacksonville, TX	—	660	632	—	—	660	632	1,292	571	1976	06/07		15
Kemp, TX	—	581	505	—	—	581	505	1,086	274	1986	06/07		25
Longview, TX	—	426	382	—	—	426	382	808	207	1984	06/07		25
Longview, TX	—	360	535	—	—	360	535	895	290	1983	06/07		25
Longview, TX	—	271	431	—	—	271	431	702	194	1990	06/07		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Longview, TX	—	403	572	—	—	403	572	975	310	1985	06/07		25
Longview, TX	—	252	304	—	—	252	304	556	165	1983	06/07		25
Mabank, TX	—	229	494	—	—	229	494	723	267	1986	06/07		25
Mt. Vernon, TX	—	292	666	2,800	—	292	2,800	3,092	540	2013	06/07	(m)	40
Tyler, TX	—	742	546	—	—	742	546	1,288	296	1985	06/07		25
Tyler, TX	—	488	831	—	—	488	831	1,319	563	1980	06/07		20
Tyler, TX	—	542	403	—	—	481	403	884	219	1984	06/07		25
Tyler, TX	—	473	654	—	—	473	654	1,127	295	1990	06/07		30
Tyler, TX	—	316	545	—	—	316	545	861	246	1989	06/07		30
Tyler, TX	—	323	283	—	—	323	283	606	192	1978	06/07		20
Tyler, TX	—	188	329	—	—	188	329	517	178	1984	06/07		25

Fort Ticonderoga:
Ticonderoga, NY	—	89	689	60	—	89	749	838	297	1993	09/04		40

Fresenius Medical Care:
Houston, TX	—	422	1,915	510	—	422	2,425	2,847	898	1995	08/06		40
Rockford, MI	—	226	1,404	—	—	226	1,404	1,630	302	2002	07/14		30

Fresh Market:
Gainesville, FL	—	317	1,248	673	—	317	1,921	2,238	764	1982	03/99		40

Frisch's Big Boy:
Batavia, OH	—	319	2,637	150	—	319	2,787	3,106	485	1995	08/15		30
Bethel, OH	—	242	2,512	150	—	242	2,662	2,904	555	1982	08/15		25
Burlington, KY	—	589	2,357	150	—	589	2,507	3,096	430	1995	08/15		30
Cincinnati, OH	—	183	3,283	150	—	183	3,433	3,616	721	1980	08/15		25
Cincinnati, OH	—	782	1,961	150	—	782	2,111	2,893	437	1973	08/15		25
Cincinnati, OH	—	300	1,952	150	—	300	2,102	2,402	430	1990	08/15		25
Cincinnati, OH	—	976	1,806	150	—	976	1,956	2,932	281	2011	08/15		35
Cincinnati, OH	—	695	2,173	150	—	695	2,323	3,018	402	1982	08/15		30
Cincinnati, OH	—	329	1,672	—	—	329	1,672	2,001	360	1988	08/15		25
Cincinnati, OH	—	638	1,845	150	—	638	1,995	2,633	411	1993	08/15		25
Cincinnati, OH	—	271	939	—	—	271	939	1,210	202	1994	08/15		25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Cincinnati, OH	—	754	1,044	—	—	754	1,044	1,798	187	1997	08/15	30
Cincinnati, OH	—	387	1,865	—	—	387	1,865	2,252	334	1996	08/15	30
Cincinnati, OH	—	445	929	—	—	445	929	1,374	166	2005	08/15	30
Cincinnati, OH	—	435	3,457	150	—	435	3,607	4,042	759	1970	08/15	25
Cincinnati, OH	—	657	1,874	150	—	654	2,024	2,678	418	1986	08/15	25
Cincinnati, OH	—	734	1,768	150	—	734	1,918	2,652	395	1991	08/15	25
Cincinnati, OH	—	290	3,100	150	—	290	3,250	3,540	682	1985	08/15	25
Cincinnati, OH	—	319	2,753	150	—	319	2,903	3,222	504	2007	08/15	30
Cincinnati, OH	—	541	1,981	150	—	541	2,131	2,672	442	1964	08/15	25
Cold Spring, KY	—	763	2,144	150	—	763	2,294	3,057	397	1993	08/15	30
Covington, KY	—	522	2,444	150	—	522	2,594	3,116	450	1991	08/15	30
Dayton, OH	—	348	1,633	150	—	348	1,783	2,131	357	1990	08/15	25
Dayton, OH	—	589	1,662	150	—	589	1,812	2,401	302	2006	08/15	30
Dayton, OH	—	261	1,392	—	—	261	1,392	1,653	299	1985	08/15	25
Dayton, OH	—	407	349	—	—	407	349	756	54	2010	08/15	35
Dayton, OH	—	445	1,276	—	—	445	1,276	1,721	196	2008	08/15	35
Dayton, OH	—	464	2,029	150	—	464	2,179	2,643	368	1988	08/15	30
Eaton, OH	—	319	1,267	—	—	319	1,267	1,586	272	1992	08/15	25
Englewood, OH	—	348	1,846	150	—	348	1,996	2,344	407	1976	08/15	25
Erlanger, KY	—	425	1,740	—	—	425	1,740	2,165	374	1991	08/15	25
Fairborn, OH	—	348	1,305	—	—	348	1,305	1,653	234	1989	08/15	30
Fairfield, OH	—	580	1,556	150	—	580	1,706	2,286	350	1976	08/15	25
Florence, KY	—	850	1,971	150	—	850	2,121	2,971	363	2001	08/15	30
Florence, KY	—	860	1,903	150	—	860	2,053	2,913	423	1986	08/15	25
Fort Mitchell, KY	—	792	3,051	150	—	792	3,201	3,993	559	1988	08/15	30
Franklin, OH	—	406	1,749	150	—	406	1,899	2,305	391	1977	08/15	25
Franklin, OH	—	415	2,425	150	—	415	2,575	2,990	446	1987	08/15	30
Gahanna, OH	—	389	165	—	—	389	165	554	30	1994	08/15	30
Greensburg, IN	—	464	1,575	150	—	464	1,726	2,190	292	1990	08/15	30
Grove City, OH	—	406	1,846	145	—	406	1,991	2,397	335	1993	08/15	30
Groveport, OH	—	145	1,084	—	—	145	1,084	1,229	194	1992	08/15	30
Hamilton, OH	—	560	1,894	148	—	560	2,042	2,602	344	2009	08/15	30
Hamilton, OH	—	310	1,045	—	—	310	1,045	1,355	225	1968	08/15	25
Harrison, OH	—	338	2,685	150	—	338	2,835	3,173	490	1989	08/15	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Heath, OH	—	939	348	—	—	939	348	1,287	53	2011	08/15	35
Hillsboro, OH	—	502	2,926	150	—	502	3,076	3,578	644	1980	08/15	25
Independence, KY	—	657	1,816	149	—	657	1,966	2,623	330	2009	08/15	30
Lancaster, OH	—	570	1,604	—	—	570	1,604	2,174	287	1992	08/15	30
Lawrenceburg, IN	—	550	3,071	—	—	550	3,071	3,621	472	2010	08/15	35
Lebanon, OH	—	560	2,550	150	—	560	2,700	3,260	468	2006	08/15	30
Lexington, KY	—	734	1,382	—	—	724	1,382	2,106	212	2013	08/15	35
Lexington, KY	—	647	2,289	150	—	647	2,439	3,086	507	1976	08/15	25
Louisville, KY	—	628	1,691	150	—	628	1,841	2,469	316	1990	08/15	30
Louisville, KY	—	891	97	—	—	891	97	988	17	1994	08/15	30
Loveland, OH	—	184	1,740	—	—	184	1,740	1,924	312	1990	08/15	30
Loveland, OH	—	241	2,666	150	—	241	2,816	3,057	589	1980	08/15	25
Marysville, OH	—	281	823	—	—	281	823	1,104	147	1993	08/15	30
Mason, OH	—	531	1,981	150	—	531	2,131	2,662	442	1987	08/15	25
Maysville, KY	—	454	3,119	175	—	479	3,269	3,748	686	1992	08/15	25
Miamisburg, OH	—	551	1,701	150	—	551	1,851	2,402	375	1970	08/15	25
Middletown, OH	—	155	1,952	150	—	155	2,102	2,257	435	1966	08/15	25
Middletown, OH	—	823	310	—	—	823	310	1,133	48	2013	08/15	35
Milford, OH	—	309	1,942	150	—	309	2,092	2,401	433	1960	08/15	25
New Albany, IN	—	493	1,238	—	—	493	1,238	1,731	222	1995	08/15	30
Shepherdsville, KY	—	793	1,092	—	—	793	1,092	1,885	196	2009	08/15	30
Springfield, OH	—	560	1,691	150	—	560	1,841	2,401	312	2007	08/15	30
Tipp City, OH	—	503	919	—	—	503	919	1,422	165	1996	08/15	30
Troy, OH	—	445	1,807	150	—	445	1,957	2,402	332	1987	08/15	30
Urbana, OH	—	252	1,142	—	—	252	1,142	1,394	245	1991	08/15	25
Washington, OH	—	300	1,672	150	—	300	1,822	2,122	310	1990	08/15	30
Wilmington, OH	—	377	2,502	150	—	377	2,652	3,029	551	1973	08/15	25
Winchester, KY	—	348	1,325	—	—	348	1,325	1,673	237	2008	08/15	30
Xenia, OH	—	261	2,299	150	—	261	2,449	2,710	421	1986	08/15	30

Fuel Up:
Chambersburg, PA	—	76	197	—	—	76	197	273	151	1990	08/05	20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Fuel-On:
Emporium, PA	—	380	569	—	—	380	569	949	437	1996	08/05		20
Johnsonburg, PA	—	781	504	—	—	781	504	1,285	387	1978	08/05		20
St. Marys, PA	—	274	261	—	—	274	261	535	201	1979	08/05		20
Houtzdale, PA	—	541	500	46	—	356	46	402	12	1977	01/06		15
Pittsburgh, PA	—	905	1,346	—	—	905	1,346	2,251	503	1967	01/06		40

Fuji Japanese Steakhouse:
Farmington, NM	—	2,757	—	773	—	2,757	773	3,530	237	2003	12/07	(o)	40

Furniture Bank:
Columbus, OH	—	1,596	934	239	—	1,605	1,165	2,770	432	1970	11/04	(o)	40

Furr's Family Dining:
Moore, OK	—	939	—	2,429	—	939	2,429	3,368	802	2007	03/07	(m)	40
Arlington, TX	—	1,061	—	1,594	—	1,061	1,594	2,655	407	2010	04/10	(m)	40
McAllen, TX	—	520	1,700	—	—	520	1,700	2,220	512	2004	12/11		30

FX Video Game Exchange:
Corpus Christi, TX	—	125	137	235	—	125	372	497	142	1967	11/93		40

Gander Outdoors:
Amarillo, TX	—	1,514	5,781	6,254	—	4,581	8,926	13,507	2,474	2004	11/04	(m)	40
DeForest, WI	—	2,798	10,953	3,303	—	2,787	14,216	17,003	3,920	2008	09/10	(m)	35
Springfield, IL	—	1,717	7,622	5,588	—	3,739	11,188	14,927	2,377	2009	09/10	(m)	35
Onalaska, WI	—	1,963	—	7,417	—	1,733	7,417	9,150	1,699	2011	10/10	(m)	40
Ocala, FL	—	3,315	8,908	645	—	3,315	9,553	12,868	2,662	2008	10/10	(m)	35
Bowling Green, KY	—	1,777	7,319	713	—	1,777	8,032	9,809	2,037	2007	07/11	(m)	35
Roanoke, VA	—	1,769	8,120	738	—	1,769	8,858	10,627	2,259	2008	07/11	(m)	35
Greenfield, IN	—	878	—	6,695	—	878	6,695	7,573	1,055	2014	12/13	(m)	40
Lakeville, MN	—	3,243	11,191	609	—	3,243	11,800	15,043	2,222	2003	03/15	(o)	30

Gate Petroleum:
Concord, NC	—	852	1,201	—	—	852	1,201	2,053	467	2001	06/05		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Rocky Mount, NC	—	259	1,164	—	—	259	1,164	1,423	452	2000	06/05		40

Gerber Collision:
Garner, NC	—	352	1,056	—	—	352	1,056	1,408	411	1972	03/13		20
Estero, FL	—	839	—	2,135	—	839	2,135	2,974	365	2015	10/14	(m)	30
Woodstock, GA	—	328	1,291	—	—	328	1,291	1,619	264	1990	11/14		30
Roswell, GA	—	958	—	1,920	—	961	1,920	2,881	445	2015	12/14	(m)	25
Tucson, AZ	—	330	1,746	—	—	330	1,746	2,076	297	2008	01/15		35
Tucson, AZ	—	242	1,518	—	—	242	1,518	1,760	302	2002	01/15		30
Kansas City, MO	—	727	834	—	—	727	834	1,561	57	1950	08/19		20
Daytona Beach, FL	—	647	1,689	—	—	647	1,689	2,336	93	1986	08/19		25
Woodstock, GA	—	210	785	—	—	210	785	995	33	1988	12/19		25
Pensacola, FL	—	640	—	—	—	640	(e)	640	(e)	(e)	02/20	(m)	(e)

Global:
Augusta, ME	—	234	1,384	—	—	234	1,384	1,618	251	1987	06/16		25
Bedford, NH	—	332	907	—	—	315	907	1,222	165	1980	06/16		25
Bridgeport, CT	—	331	1,762	—	—	331	1,762	2,093	320	1979	06/16		25
Derry, NH	—	176	1,044	—	—	176	1,044	1,220	190	1987	06/16		25
Dover, NH	—	497	926	—	—	497	926	1,423	140	2004	06/16		30
Epping, NH	—	798	1,363	—	—	798	1,363	2,161	206	1998	06/16		30
Exeter, NH	—	593	3,258	—	—	593	3,258	3,851	493	2001	06/16		30
Fitzwilliam, NH	—	146	2,404	—	—	146	2,404	2,550	437	1993	06/16		25
Gardner, MA	—	88	2,764	—	—	88	2,764	2,852	502	1968	06/16		25
Hanover, MA	—	380	1,131	—	—	380	1,131	1,511	205	1991	06/16		25
Johnston, RI	—	478	1,082	—	—	478	1,082	1,560	197	1992	06/16		25
Manchester, CT	—	584	1,869	—	—	584	1,869	2,453	340	1983	06/16		25
Middleton, MA	—	331	1,694	—	—	331	1,694	2,025	257	2001	06/16		30
Milford, MA	—	642	1,869	—	—	642	1,869	2,511	339	1972	06/16		25
Nashua, NH	—	351	1,160	—	—	351	1,160	1,511	211	1991	06/16		25
North Easton, MA	—	1,293	2,917	—	—	1,293	2,917	4,210	442	2005	06/16		30
Portland, ME	—	361	732	—	—	361	732	1,093	133	1987	06/16		25
Saugus, MA	—	885	3,209	—	—	885	3,209	4,094	486	1997	06/16		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Scarborough, ME	—	662	1,393	—	—	662	1,393	2,055	211	1998	06/16	30
Tewksbury, MA	—	449	839	—	—	418	839	1,257	127	2000	06/16	30
Townsend, MA	—	195	1,695	—	—	195	1,695	1,890	308	1983	06/16	25
Waltham, MA	—	467	1,995	—	—	467	1,995	2,462	362	1983	06/16	25
Warwick, RI	—	633	1,120	—	—	633	1,120	1,753	170	2004	06/16	30
Waterville, ME	—	49	1,112	—	—	49	1,112	1,161	202	1987	06/16	25
Westerly, RI	—	506	2,141	—	—	506	2,141	2,647	324	1998	06/16	30
Westerly, RI	—	351	1,830	—	—	351	1,830	2,181	333	1989	06/16	25
Westford, MA	—	448	1,072	—	—	448	1,072	1,520	162	1998	06/16	30
Weymouth, MA	—	214	1,802	—	—	214	1,802	2,016	327	1960	06/16	25
Wyoming, RI	—	409	1,276	—	—	409	1,276	1,685	193	1999	06/16	30
York, ME	—	175	2,812	—	—	175	2,812	2,987	511	1990	06/16	25

Golden Corral:
Lake Placid, FL	—	115	305	54	—	115	359	474	359	1985	05/85	35
Brandon, FL	—	1,188	1,339	—	—	1,188	1,339	2,527	637	1998	12/01	40
Temple Terrace, FL	—	1,330	1,391	—	—	1,330	1,391	2,721	662	1997	12/01	40
Davenport, IA	—	923	2,122	—	—	923	2,122	3,045	356	1998	02/15	35
Pensacola, FL	—	1,344	3,212	—	—	1,344	3,212	4,556	539	1999	02/15	35

Goodwill:
Sealy, TX	—	612	675	655	—	612	1,330	1,942	837	1982	03/99	40
Fort Worth, TX	—	988	2,368	32	—	988	2,401	3,389	946	1997	02/05	40

Goodyear Truck & Tire:
Anthony, TX	—	(l)	1,242	6	—	(l)	1,248	1,248	419	2007	02/07	40
Beaverdam, OH	—	(l)	1,521	—	—	(l)	1,521	1,521	518	2004	05/07	40
Benton, AR	—	(l)	309	—	—	(l)	309	309	104	2001	05/07	40
Bowman, SC	—	(l)	969	—	—	(l)	969	969	377	1998	05/07	35
Dalton, GA	—	(l)	1,541	—	—	(l)	1,541	1,541	525	2004	05/07	40
Dandridge, TN	—	(l)	1,030	—	—	(l)	1,030	1,030	401	1989	05/07	35
Franklin, OH	—	(l)	563	—	—	(l)	563	563	219	1998	05/07	35
Gary, IN	—	(l)	1,486	—	—	(l)	1,486	1,486	506	2004	05/07	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Georgetown, KY	—	(l)	679	—	—	(l)	679	679	308	1997	05/07		30
Port Wentworth, GA	—	(l)	552	—	—	(l)	552	552	215	1998	05/07		35
Valdosta, GA	—	(l)	1,477	—	—	(l)	1,477	1,477	503	2004	05/07		40
Temple, GA	—	(l)	1,065	—	—	(l)	1,065	1,065	349	2007	06/07		40
Whiteland, IN	—	(l)	1,471	—	—	(l)	1,471	1,471	495	2004	07/07		40
Urbandale, IA	—	(l)	816	—	—	(l)	816	816	275	1987	07/07		40
Robinson, TX	—	(l)	1,183	—	—	(l)	1,183	1,183	388	2007	07/07		40
Kearney, MO	—	(l)	1,269	—	—	(l)	1,269	1,269	427	2003	07/07		40
Oklahoma City, OK	—	(l)	1,247	—	—	(l)	1,247	1,247	401	2008	08/07		40
Amarillo, TX	—	(l)	1,158	—	—	(l)	1,158	1,158	363	2008	02/08		40
Jackson, MS	—	(l)	1,281	—	—	(l)	1,281	1,281	399	2008	03/08		40
Glendale, KY	—	(l)	1,066	—	—	(l)	1,066	1,066	325	2008	07/08		40
Lebanon, TN	—	(l)	1,331	—	—	(l)	1,331	1,331	401	2008	08/08	(p)	40
Laredo, TX	—	(l)	1,238	—	—	(l)	1,238	1,238	365	2009	11/08	(p)	40
Midland, TX	—	(l)	1,148	—	—	(l)	1,148	1,148	300	2010	04/10	(p)	40
Tuscaloosa, AL	—	(l)	1,002	—	—	(l)	1,002	1,002	252	2010	08/10	(p)	40
Kenly, NC	—	(l)	1,066	—	—	(l)	1,066	1,066	263	2011	11/10	(p)	40
Matthews, MO	—	(l)	1,042	50	—	(l)	1,092	1,092	260	2011	01/11	(p)	40
Baytown, TX	—	(l)	—	1,375	—	(l)	1,375	1,375	322	2011	05/11	(p)	40
Sunbury, OH	—	(l)	—	1,424	—	(l)	1,424	1,424	322	2011	06/11	(p)	40
Greenwood, LA	—	(l)	—	1,291	—	(l)	1,291	1,291	294	2011	06/11	(p)	40
Joplin, MO	—	(l)	—	1,168	—	(l)	1,168	1,168	267	2011	06/11	(p)	40
Winslow, AZ	—	(l)	—	1,613	—	(l)	1,613	1,613	358	2012	09/11	(p)	40
Gulfport, MS	—	(l)	—	1,377	—	(l)	1,377	1,377	300	2012	11/11	(p)	40
Sulphur Springs, TX	—	(l)	—	1,283	—	(l)	1,283	1,283	277	2012	12/11	(p)	40
Walcott, IA	—	(l)	—	1,673	—	(l)	1,673	1,673	214	2015	07/15	(p)	40
S. Beloit, IL	—	(l)	—	1,927	—	(l)	1,927	1,927	235	2016	08/15	(p)	40
Eloy, AZ	—	(l)	—	1,739	—	(l)	1,739	1,739	212	2016	10/15	(p)	40

Great Clips:
Swansea, IL	—	46	132	157	—	46	290	336	89	1997	12/01	(g)	40
Lapeer, MI	—	27	194	—	—	27	184	211	63	2007	10/05		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Guitar Center:
Roseville, MN	—	1,599	1,419	23	—	1,599	1,442	3,041	539	1994	08/06		40

H&R Block:
Swansea, IL	—	46	132	69	—	46	201	247	143	1997	12/01		40
Bristol, VA	—	63	184	40	—	63	224	287	56	2000	07/14		25

Harbor Freight Tools:
Federal Way, WA	—	2,037	1,662	607	—	2,037	2,269	4,306	1,124	1994	06/98		40
Gastonia, NC	—	994	1,513	193	—	994	1,706	2,700	652	2004	12/04		40
Plainfield, IN	—	503	—	1,691	—	503	1,691	2,194	322	1972	12/14	(o)	30
Houma, LA	—	1,037	—	3,362	—	1,037	3,362	4,399	319	2016	08/16	(m)	40
McKinney, TX	—	1,040	—	2,551	—	1,040	2,551	3,591	221	2017	01/17	(m)	40
Marion, IN	—	493	—	1,697	—	493	1,693	2,186	129	2017	08/17	(m)	40
Sandusky, OH	—	999	—	1,296	—	999	1,296	2,295	74	2018	04/18	(m)	40
Casa Grande, AZ	—	1,963	1,206	—	—	1,963	1,206	3,169	138	1976	09/18		20
Hillsboro, OH	—	541	2,412	—	—	541	2,412	2,953	221	1978	09/18		25
Howell, MI	—	737	2,828	—	—	737	2,828	3,565	259	1993	09/18		25
Lake City, FL	—	767	2,567	—	—	767	2,567	3,334	168	2014	09/18		35
Morristown, TN	—	657	2,290	—	—	657	2,290	2,947	150	2015	09/18		35
Palm Harbor, FL	—	1,948	2,216	—	—	1,941	2,216	4,157	169	1980	09/18		30
Reynoldsburg, OH	—	767	3,502	—	—	767	3,502	4,269	229	2014	09/18		35
Rogers, AR	—	448	2,052	—	—	448	2,052	2,500	157	1997	09/18		30
Sebring, FL	—	519	2,350	—	—	519	2,350	2,869	180	1980	09/18		30
Steubenville, OH	—	748	2,162	—	—	748	2,162	2,910	198	1999	09/18		25
Troy, OH	—	685	2,750	—	—	685	2,750	3,435	210	2006	09/18		30
Warren, OH	—	332	2,960	—	—	332	2,960	3,292	194	2013	09/18		35
Zanesville, OH	—	913	2,202	—	—	913	2,202	3,115	144	2014	09/18		35
Louisville, KY	—	970	—	1,943	—	970	1,943	2,913	71	2019	11/18	(m)	40
Defiance, OH	—	515	2,435	—	—	515	2,435	2,950	125	2017	03/19		35
Henderson, NV	—	577	2,653	34	—	577	2,688	3,265	159	1961	03/19		30
Las Vegas, NV	—	1,152	3,870	—	—	1,152	3,870	5,022	231	1991	03/19		30
Cranberry, PA	—	631	2,870	—	—	631	2,870	3,501	177	2000	06/19		25
La Mirada, CA	—	3,670	3,304	—	—	3,670	3,304	6,974	204	1999	06/19		25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Monaca, PA	—	698	3,365	—	—	698	3,365	4,063	173	2004	06/19		30
Van Nuys, CA	—	2,889	2,618	—	—	2,889	2,618	5,507	161	1978	06/19		25
Los Lunas, NM	—	330	2,428	—	—	330	2,428	2,758	83	2019	08/19		40
Bay City, MI	—	819	—	1,375	—	819	1,375	2,194	16	2020	10/19	(m)	(k)
Marble Falls, TX	—	551	1,792	—	—	551	1,792	2,343	57	2004	01/20		30

Hardee's:
Savannah, TN	—	151	713	—	—	151	713	864	209	1988	02/15		20
Warrenton, NC	—	143	633	—	—	143	633	776	124	1960	02/15		30

Havertys Furniture:
Pensacola, FL	—	633	1,595	66	—	603	1,661	2,264	998	1994	06/96		40
Bowie, MD	—	1,966	4,221	—	—	1,966	4,221	6,187	2,353	1997	12/97		39

Healthy Pet:
Suwanee, GA	—	175	1,038	—	—	175	1,038	1,213	365	1997	12/06		40
Colonial Heights, VA	—	160	746	—	—	160	746	906	260	1996	01/07		40

Hear USA:
Lapeer, MI	—	29	211	—	—	29	201	230	68	2007	10/05		40

Heartland Dental:
Greer, SC	—	399	—	1,435	—	399	1,435	1,834	121	2017	05/17	(m)	40
Columbia, SC	—	275	655	—	—	275	655	930	25	1995	01/20		25

Herc Rentals:
Anaheim, CA	—	6,156	1,214	—	—	6,156	1,214	7,370	130	2005	10/17		30
Arden, NC	—	359	1,286	—	—	359	1,286	1,645	137	1992	10/17		30
Athens, GA	—	255	2,039	—	—	255	2,039	2,294	262	1977	10/17		25
Augusta, GA	—	360	1,069	—	—	360	1,069	1,429	114	1999	10/17		30
Austin, TX	—	2,215	1,517	—	—	2,215	1,517	3,732	162	2002	10/17		30
Baltimore, MD	—	283	1,484	—	—	283	1,484	1,767	190	1984	10/17		25
Beaumont, TX	—	822	624	—	—	822	624	1,446	67	1989	10/17		30
Boston, MA	—	4,536	2,964	—	—	4,536	2,964	7,500	380	1960	10/17		25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Carson, CA	—	5,646	3,764	—	—	5,646	3,764	9,410	403	2002	10/17	30
Charlotte, NC	—	389	626	—	—	389	626	1,015	80	1964	10/17	25
Cincinnati, OH	—	453	1,842	—	—	453	1,842	2,295	236	1971	10/17	25
Columbus, OH	—	483	1,051	—	—	483	1,051	1,534	135	1968	10/17	25
Deer Park, TX	—	443	1,953	—	—	443	1,953	2,396	209	1984	10/17	30
Fayetteville, NC	—	311	2,038	—	—	311	2,038	2,349	262	1981	10/17	25
Foothill Ranch, CA	—	3,484	1,799	—	—	3,484	1,799	5,283	192	2003	10/17	30
Gilbert, AZ	—	839	1,754	—	—	839	1,754	2,593	188	1997	10/17	30
Greensboro, NC	—	351	843	—	—	351	843	1,194	90	1988	10/17	30
Henderson, CO	—	877	1,414	—	—	877	1,414	2,291	151	2005	10/17	30
Houston, TX	—	417	596	—	—	417	596	1,013	77	1972	10/17	25
Lakeland, FL	—	802	1,264	—	—	802	1,264	2,066	135	1998	10/17	30
Las Vegas, NV	—	1,845	4,999	—	—	1,845	4,999	6,844	641	1975	10/17	25
Little Rock, AR	—	463	1,342	—	—	463	1,342	1,805	172	1974	10/17	25
Macon, GA	—	275	731	—	—	275	731	1,006	78	1999	10/17	30
Miami, FL	—	3,041	1,469	—	—	3,041	1,469	4,510	188	1970	10/17	25
Norcross, GA	—	692	464	—	—	692	464	1,156	60	1969	10/17	25
Oklahoma City, OK	—	416	1,295	—	—	416	1,295	1,711	166	1983	10/17	25
Orlando, FL	—	707	2,318	—	—	707	2,318	3,025	248	1998	10/17	30
Pensacola, FL	—	180	851	—	—	180	851	1,031	91	1985	10/17	30
Phoenix, AZ	—	511	814	—	—	511	814	1,325	104	1976	10/17	25
Raleigh, NC	—	622	2,018	—	—	622	2,018	2,640	259	1965	10/17	25
Richland, MS	—	208	1,268	—	—	208	1,268	1,476	136	1996	10/17	30
Riviera Beach, FL	—	1,130	3,380	—	—	1,130	3,380	4,510	310	2007	10/17	35
Roseville, CA	—	1,233	5,544	—	—	1,233	5,544	6,777	593	2002	10/17	30
San Diego, CA	—	3,407	4,283	—	—	3,407	4,283	7,690	550	1977	10/17	25
Sarasota, FL	—	443	1,377	—	—	443	1,377	1,820	177	1959	10/17	25
Savannah, GA	—	426	758	—	—	426	758	1,184	81	1989	10/17	30
Springdale, AR	—	702	323	—	—	702	323	1,025	34	1996	10/17	30
Springfield, MO	—	199	1,078	—	—	199	1,078	1,277	138	1971	10/17	25
Tampa, FL	—	490	2,026	—	—	490	2,026	2,516	260	1966	10/17	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Texas City, TX	—	539	700	—	—	539	700	1,239	90	1972	10/17		25
Virginia Beach, VA	—	463	1,398	—	—	463	1,398	1,861	150	1986	10/17		30
West Sacramento, CA	—	575	2,302	—	—	575	2,302	2,877	246	1987	10/17		30
Kansas City, MO	—	1,009	4,121	—	—	1,009	4,121	5,130	337	1962	12/18		25

Hobby Lobby:
Beavercreek, OH	—	1,837	—	3,790	—	1,926	3,701	5,627	466	2015	08/15	(m)	40

Home Depot:
Sunrise, FL	—	5,149	—	—	—	5,149	(i)	5,149	(i)	(i)	05/03		(i)

HomeGoods:
Fairfax, VA	—	523	756	1,699	—	971	2,455	3,426	1,213	1995	12/95		40

Hometown Urgent Care:
Warren, OH	—	562	468	100	—	562	568	1,130	252	1997	12/01		40

Hooters:
Tampa, FL	—	784	505	450	—	784	955	1,739	328	1993	12/01		40

Humana:
Sunrise, FL	—	800	253	—	—	800	253	1,053	105	1984	05/04		40

Hy-Vee:
St. Joseph, MO	—	1,580	2,849	—	—	1,580	2,849	4,429	1,303	1991	09/02		40

Insurance Auto Auctions:
New Orleans, LA	—	1,445	—	4,123	—	1,445	3,987	5,432	969	1993	06/13	(o)	30
E Dundee, IL	—	2,772	—	8,320	—	2,772	8,320	11,092	1,248	2014	01/14	(m)	40
Bergen, NY	—	762	—	5,024	—	762	5,024	5,786	508	2016	08/15	(m)	40
Eminence, KY	—	724	4,928	—	—	724	4,928	5,652	604	2015	09/16		35
Meridian, ID	—	1,076	—	4,048	—	1,076	4,048	5,124	477	2006	10/16	(o)	35
Flint, MI	—	1,049	—	7,865	—	1,049	7,865	8,914	382	2018	10/16	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Int'l House of Pancakes:
Midwest City, OK	—	407	—	—	—	407	(i)	407	(i)	(i)	11/00		(i)
Ankeny, IA	—	693	515	—	—	693	515	1,208	267	2002	06/05		30

ISD Renal:
Corpus Christi, TX	—	406	4,036	—	—	406	4,036	4,442	1,216	1978	12/11		30
Kendallville, IN	—	66	2,748	—	—	66	2,748	2,814	710	2007	12/11		35
Memphis, TN	—	283	4,146	—	—	283	4,146	4,429	1,249	2001	12/11		30
Memphis, TN	—	180	3,223	—	—	180	3,223	3,403	971	2002	12/11		30

J & J Insurance:
Hollywood, FL	—	398	90	74	—	243	37	280	13	1960	12/05		15

Jack in the Box:
Plano, TX	—	1,055	1,237	—	—	1,055	1,237	2,292	480	2001	06/05		40
Mansfield, TX	—	808	—	508	—	808	508	1,316	67	2015	06/15	(m)	40

Jack's:
Blounstville, AL	—	435	1,543	—	—	435	1,543	1,978	268	1997	10/15		30
Centre, AL	—	128	2,648	—	—	128	2,648	2,776	394	2006	10/15		35
Collinsville, AL	—	119	1,968	—	—	119	1,968	2,087	410	1994	10/15		25
Demopolis, AL	—	208	1,514	—	—	208	1,514	1,722	225	2007	10/15		35
Geraldine, AL	—	119	2,125	—	—	119	2,125	2,244	369	1998	10/15		30
Guin, AL	—	89	1,652	—	—	89	1,652	1,741	287	1999	10/15		30
Hanceville, AL	—	544	1,779	—	—	544	1,779	2,323	309	2002	10/15		30
Holly Pond, AL	—	119	2,056	—	—	119	2,056	2,175	357	2000	10/15		30
Jasper, AL	—	247	2,549	—	—	247	2,549	2,796	531	1983	10/15		25
Ohatchee, AL	—	119	1,938	—	—	119	1,938	2,057	336	1995	10/15		30
Scottsboro, AL	—	247	1,494	—	—	247	1,494	1,741	222	2006	10/15		35
Fyffe, AL	—	95	1,657	—	—	95	1,657	1,752	260	2001	04/16		30
Lafayette, AL	—	209	1,989	—	—	209	1,989	2,198	375	1987	04/16		25
Pinson, AL	—	228	2,453	—	—	228	2,453	2,681	385	1994	04/16		30
Addison, AL	—	261	1,586	—	—	261	1,586	1,847	89	2018	01/19		35
Moulton, AL	—	261	1,586	—	—	261	1,586	1,847	89	2018	01/19		35
Greensboro, AL	—	193	1,672	—	—	193	1,672	1,865	44	2019	12/19		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Section, AL	—	213	1,643	—	—	213	1,643	1,856	43	2019	12/19	40

Jared Jewelers:
Richmond, VA	—	955	1,336	—	—	955	1,336	2,291	636	1998	12/01	40
Brandon, FL	—	1,197	1,182	—	—	1,197	1,182	2,379	551	2001	05/02	40
Lithonia, GA	—	1,271	1,216	—	—	1,271	1,216	2,487	567	2001	05/02	40
Houston, TX	—	1,676	1,440	—	—	1,637	1,433	3,070	651	1999	12/02	40
Oviedo, FL	—	1,328	1,500	—	—	1,328	868	2,196	153	1998	06/13	30

JC Nails Salon:
Lapeer, MI	—	37	264	—	—	37	251	288	85	2007	10/05	40

Jiffi Stop:
Barry, IL	—	48	1,194	—	—	48	1,194	1,242	201	1984	10/16	25
Bowen, IL (n)	—	39	744	—	—	39	744	783	104	1999	10/16	30
Carrollton, IL	—	48	1,319	—	—	48	1,319	1,367	222	1986	10/16	25
Griggsville, IL	—	29	801	—	—	29	801	830	135	1983	10/16	25
Jacksonville, IL	—	854	4,251	—	—	854	4,251	5,105	511	2010	10/16	35
Pittsfield, IL	—	19	581	—	—	19	581	600	98	1947	10/16	25
Pleasant Hill, IL	—	87	753	—	—	87	753	840	127	1980	10/16	25
Quincy, IL	—	596	2,056	—	—	596	2,056	2,652	288	2003	10/16	30
Quincy, IL	—	183	1,539	—	—	183	1,539	1,722	216	2002	10/16	30
Quincy, IL	—	58	676	—	—	58	676	734	114	1994	10/16	25
Springfield, IL	—	231	1,625	—	—	231	1,625	1,856	228	1999	10/16	30
Springfield, IL	—	192	2,593	—	—	192	2,593	2,785	437	1993	10/16	25
Springfield, IL	—	288	2,411	—	—	288	2,411	2,699	406	1992	10/16	25
Springfield, IL	—	518	3,782	—	—	518	3,782	4,300	637	1995	10/16	25
Taylor, MO	—	39	945	—	—	39	945	984	159	1982	10/16	25

Jiffy Lube:
Auburn, MA	—	455	856	—	—	455	856	1,311	158	1988	07/14	35
Ayer, MA	—	326	792	—	—	326	792	1,118	171	1989	07/14	30
Barrington, IL	—	371	612	—	—	371	612	983	132	1986	07/14	30
Berwyn, IL	—	359	709	—	—	359	709	1,068	131	1985	07/14	35
Bolingbrook, IL	—	185	562	—	—	185	562	747	121	1986	07/14	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Burbank, IL	—	156	418	—	—	156	418	574	135	1986	07/14		20
Plattsburgh, NY	—	127	421	—	—	127	421	548	109	1993	07/14		25
Romeoville, IL	—	158	557	—	—	158	557	715	120	1988	07/14		30
Worcester, MA	—	287	827	—	—	287	827	1,114	153	1988	07/14		35

Jin's Asian Cafe:
Sealy, TX	—	67	74	1	—	67	75	142	72	1982	03/99		40

Jo-Ann etc:
Corpus Christi, TX	—	818	896	71	—	818	967	1,785	634	1967	11/93		40
St. Peters, MO	—	1,741	5,406	1,233	—	1,741	6,639	8,380	2,443	2005	06/05	(g)	40

Joe Hudson's Collision Center:
Birmingham, AL	—	469	2,081	—	—	469	2,081	2,550	191	1987	09/18		25
Hampton Cove, AL	—	555	—	1,734	—	555	1,734	2,289	52	2019	03/19	(m)	40
Statesboro, GA	—	449	1,260	—	—	449	1,260	1,709	90	2001	03/19		25
Port Richey, FL	—	278	407	—	—	278	407	685	24	1971	07/19		25
Louisville, KY	—	677	1,747	—	—	677	1,747	2,424	73	1979	12/19		25
Cullman, AL	—	359	—	1,532	—	359	1,532	1,891	8	2020	02/20	(m)	40

Just 4 Dogs Pet Salon:
Orlando, FL	—	37	101	6	—	37	107	144	35	2001	02/04		40

Kangaroo Express:
Carthage, NC	—	485	354	—	—	485	354	839	127	1989	08/06		40
Sanford, NC	—	1,638	1,371	—	—	1,638	1,371	3,009	493	2003	08/06		40
Sanford, NC	—	666	661	—	—	666	661	1,327	237	2000	08/06		40
Siler City, NC	—	586	645	—	—	586	645	1,231	232	1998	08/06		40
West End, NC	—	426	516	—	—	397	516	913	185	1999	08/06		40
Belleview, FL	—	471	1,451	—	—	471	1,451	1,922	522	2006	08/06		40
Jacksonville Beach, FL	—	683	1,362	—	—	683	1,362	2,045	489	1969	08/06		40
Jacksonville, FL	—	807	1,239	—	—	807	1,239	2,046	445	1975	08/06		40
Destin, FL	—	1,366	1,192	—	—	1,366	1,192	2,558	426	2000	09/06		40
Niceville, FL	—	1,434	1,124	—	—	1,434	1,124	2,558	402	2000	09/06		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Kill Devil Hills, NC	—	679	552	—	—	679	552	1,231	196	1990	10/06		40
Kill Devil Hills, NC	—	490	741	—	—	490	741	1,231	263	1995	10/06		40
Interlachen, FL	—	519	1,500	—	—	519	1,500	2,019	480	2007	10/06		40
Clarksville, TN	—	276	955	—	—	276	955	1,231	335	1999	12/06		40
Clarksville, TN	—	521	710	—	—	521	710	1,231	249	1999	12/06		40
Gallatin, TN (n)	—	474	757	—	—	474	757	1,231	265	1999	12/06		40
Midland City, AL	—	729	2,538	—	—	729	2,538	3,267	891	2006	12/06		40
Naples, FL	—	3,195	1,403	—	—	2,985	1,403	4,388	493	2001	12/06		40
Columbiana, AL	—	771	989	—	—	771	989	1,760	345	1982	01/07		40
Naples, FL	—	3,162	1,597	—	—	3,162	1,597	4,759	554	1995	02/07		40
Longs, SC	—	745	758	—	—	745	758	1,503	261	2001	03/07		40
Kentwood, LA	—	985	891	—	—	985	891	1,876	307	2001	03/07		40
Dothan, AL	—	774	1,886	—	—	774	1,886	2,660	650	2007	03/07		40
Naples, FL	—	2,412	1,589	—	—	2,412	1,589	4,001	541	2000	05/07		40
Cary, NC	—	1,314	2,125	—	—	1,314	2,125	3,439	710	2007	08/07		40
Havelock, NC	—	170	681	—	—	170	681	851	147	1962	07/14		30

KARM Home Store:
Knoxville, TN	—	467	735	—	—	467	735	1,202	403	1999	01/98	(f)	40

Kay Jeweler's:
Farmington, MO	—	654	—	962	—	654	962	1,616	77	2017	07/17	(m)	40

Keg Steakhouse:
Lynnwood, WA	—	1,256	649	—	—	1,256	649	1,905	309	1992	12/01		40

Kent Kwik:
Midland, TX	—	126	3,181	—	—	126	3,181	3,307	217	1983	04/19		25
Odessa, TX	—	145	2,815	—	—	145	2,815	2,960	192	1976	04/19		25
Midland, TX	—	233	2,140	—	—	233	2,140	2,373	4	1995	12/20		25
Midland, TX	—	243	2,393	—	—	243	2,393	2,636	3	2014	12/20		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
KFC:
Fenton, MO	—	307	496	—	—	307	496	803	430	1985	07/92	33
Erie, PA	—	517	496	—	—	517	496	1,013	236	1996	12/01	40
Marysville, WA	—	647	546	—	—	647	546	1,193	260	1996	12/01	40
Hampton, VA	—	251	1,173	—	—	251	1,173	1,424	318	2001	11/12	30
Mechanicsville, VA	—	482	422	—	—	394	422	816	137	1989	11/12	25
Newport News, VA	—	572	442	—	—	572	442	1,014	144	1986	11/12	25
Newport News, VA	—	582	392	—	—	582	392	974	127	1985	11/12	25
Newport News, VA	—	461	883	—	—	461	883	1,344	239	2001	11/12	30
Richmond, VA	—	552	532	—	—	552	532	1,084	173	1984	11/12	25
Richmond, VA	—	481	1,253	—	—	481	1,253	1,734	407	1990	11/12	25
Richmond, VA	—	532	472	—	—	532	472	1,004	153	1986	11/12	25
Richmond, VA	—	452	452	—	—	452	452	904	147	1984	11/12	25
Richmond, VA	—	492	452	—	—	492	452	944	105	2003	11/12	35
Virginia Beach, VA	—	402	482	—	—	402	482	884	157	1984	11/12	25
Ahoskie, NC	—	393	1,012	—	—	393	1,012	1,405	285	1988	12/13	25
Elizabeth City, NC	—	197	1,209	—	—	197	1,209	1,406	340	1988	12/13	25
Brownsville, TX	—	334	865	—	—	334	865	1,199	241	1990	01/14	25
Brownsville, TX	—	404	374	—	—	404	374	778	74	2003	01/14	35
Copperas Cove, TX	—	256	747	—	—	256	747	1,003	173	2001	01/14	30
Del Rio, TX	—	453	246	—	—	453	246	699	57	1995	01/14	30
Eagle Pass, TX	—	226	1,071	—	—	226	1,071	1,297	298	1992	01/14	25
Edinburg, TX	—	452	1,237	—	—	452	1,237	1,689	287	1996	01/14	30
Harker Heights, TX	—	275	1,218	—	—	275	1,218	1,493	242	2008	01/14	35
Harlingen, TX	—	128	1,708	—	—	128	1,708	1,836	475	1992	01/14	25
Jacksonville, TX	—	69	562	—	—	69	562	631	156	1985	01/14	25
Killeen, TX	—	226	1,228	—	—	226	1,228	1,454	285	1993	01/14	30
Laredo, TX	—	265	1,580	—	—	265	1,580	1,845	367	1996	01/14	30
Marshall, TX	—	89	709	—	—	89	709	798	197	1985	01/14	25
McAllen, TX	—	491	1,051	—	—	491	1,051	1,542	292	1987	01/14	25
Mission, TX	—	137	1,404	—	—	137	1,404	1,541	326	1993	01/14	30
Palestine, TX	—	89	484	—	—	89	484	573	135	1996	01/14	25
Pharr, TX	—	167	581	—	—	167	581	748	135	1999	01/14	30
Rio Grande City, TX	—	256	394	—	—	256	394	650	78	2004	01/14	35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
S Padre Island, TX	—	856	30	—	—	856	30	886	7	1994	01/14	30
San Benito, TX	—	177	503	—	—	177	503	680	117	1994	01/14	30
Temple, TX	—	246	1,188	—	—	246	1,188	1,434	331	1985	01/14	25
Tyler, TX	—	709	30	—	—	709	30	739	7	1994	01/14	30
Waco, TX	—	463	246	—	—	463	246	709	57	1993	01/14	30
Waco, TX	—	276	620	—	—	276	620	896	173	1984	01/14	25
Weslaco, TX	—	236	1,561	—	—	236	1,561	1,797	362	1995	01/14	30
Belton, MO	—	267	744	—	—	267	744	1,011	118	1987	06/15	35
Cameron, MO	—	229	1,143	—	—	229	1,143	1,372	211	1999	06/15	30
Columbia, MO	—	343	839	—	—	343	839	1,182	155	1987	06/15	30
Excelsior Springs, MO	—	286	1,219	—	—	286	1,219	1,505	270	1988	06/15	25
Ft Pierce, FL	—	591	695	—	—	591	695	1,286	128	2004	06/15	30
Ft Pierce, FL	—	363	487	—	—	363	487	850	90	1992	06/15	30
Lake Wales, FL	—	162	1,561	—	—	162	1,561	1,723	346	1986	06/15	25
Oak Grove, MO	—	209	1,323	—	—	209	1,323	1,532	244	2003	06/15	30
Port St Lucie, FL	—	695	857	—	—	695	857	1,552	158	1998	06/15	30
Port St Lucie, FL	—	723	1,740	—	—	723	1,740	2,463	276	2006	06/15	35
Sebastian, FL	—	409	1,123	—	—	409	1,123	1,532	208	2000	06/15	30
Vero Beach, FL	—	428	1,218	—	—	412	1,218	1,630	225	2004	06/15	30
Lisle, IL	—	499	1,314	—	—	499	1,314	1,813	232	2000	09/15	30
Lockport, IL	—	499	1,085	—	—	499	1,085	1,584	191	2007	09/15	30
Sandwich, IL	—	86	1,143	—	—	86	1,143	1,229	202	1999	09/15	30
Yorkville, IL	—	413	960	—	—	399	960	1,359	203	1972	09/15	25
Chillicothe, OH	—	327	1,818	—	—	288	1,779	2,067	121	2007	12/18	30
Circleville, OH	—	375	1,885	—	—	375	1,885	2,260	110	2008	12/18	35
Findlay, OH	—	337	1,645	—	—	337	1,645	1,982	112	2007	12/18	30
Florence, KY	—	519	2,077	—	—	519	2,077	2,596	170	1985	12/18	25
Hillsboro, OH	—	87	2,077	—	—	87	2,077	2,164	141	1991	12/18	30
Marysville, OH	—	164	1,924	—	—	164	1,924	2,088	131	2007	12/18	30
New Boston, OH	—	96	2,183	—	—	96	2,183	2,279	149	1991	12/18	30
Taylor Mill, KY	—	269	1,645	—	—	269	1,645	1,914	84	1993	12/18	40
Wilmington, OH	—	48	1,877	—	—	48	1,877	1,925	153	1986	12/18	25
Jackson, OH	—	463	1,590	—	—	463	1,590	2,053	81	2017	03/19	35
Bedford, IN	—	196	664	—	—	196	664	860	28	1987	12/19	25
Chicopee, MA	—	205	1,407	—	—	205	1,407	1,612	59	1984	12/19	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Jeffersonville, IN	—	75	1,048	—	—	75	1,048	1,123	36	1989	12/19	30
Louisville, KY	—	271	505	—	—	271	505	776	18	2004	12/19	30
Louisville, KY	—	187	1,073	—	—	187	1,073	1,260	45	1976	12/19	25
Louisville, KY	—	308	1,175	—	—	308	1,175	1,483	41	2005	12/19	30
Louisville, KY	—	261	971	—	—	261	971	1,232	40	1974	12/19	25
Madison, IN	—	140	1,027	—	—	140	1,027	1,167	43	1974	12/19	25
New Albany, IN	—	401	672	—	—	401	672	1,073	28	1986	12/19	25
New Albany, IN	—	337	393	—	—	337	393	730	12	2007	12/19	35
North Vernon, IN	—	112	683	—	—	112	683	795	24	1991	12/19	30
Washington, IN	—	56	1,055	—	—	56	1,055	1,111	44	1986	12/19	25

Kohl's:
Florence, AL	—	818	1,047	—	—	818	698	1,516	283	2006	06/04	40

Kroger:
Elkhart, IN	—	541	1,550	472	—	670	1,894	2,564	772	1979	07/14	15

Kum & Go:
Omaha, NE	—	393	214	—	—	393	214	607	167	1979	06/05	20

Kwik Pik:
Bear Creek, PA	—	191	230	—	—	191	230	421	177	1980	08/05	20
Bradford, PA	—	184	762	—	—	184	762	946	585	1983	08/05	20
Coraopolis, PA	—	476	347	—	—	476	347	823	267	1983	08/05	20
Bear Creek Township, PA	—	689	275	—	—	689	275	964	210	1980	09/05	20
Beech Creek, PA	—	477	613	—	—	477	613	1,090	229	1988	01/06	40
Canisteo, NY	—	142	485	—	—	142	485	627	181	1983	01/06	40
Curwensville, PA	—	226	608	—	—	226	608	834	227	1983	01/06	40
Ellwood City, PA	—	196	526	—	—	196	526	722	197	1987	01/06	40
Hastings, PA	—	199	455	—	—	199	455	654	170	1989	01/06	40
Jersey Shore, PA	—	515	381	—	—	515	381	896	143	1960	01/06	40
Leeper, PA	—	286	644	—	—	286	644	930	241	1987	01/06	40
Lewisberry, PA	—	412	534	—	—	412	534	946	200	1988	01/06	40
Mercersburg, PA	—	672	746	—	—	672	746	1,418	279	1988	01/06	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
New Florence, PA	—	298	812	—	—	298	812	1,110	304	1989	01/06		40
Newstead, NY	—	255	835	—	—	255	835	1,090	312	1990	01/06		40
Philipsburg, PA	—	428	269	—	—	428	269	697	101	1978	01/06		40
Plainfield, PA	—	244	383	—	—	244	383	627	143	1988	01/06		40
Reynoldsville, PA	—	113	328	—	—	113	328	441	123	1983	01/06		40
Port Royal, PA	—	238	635	—	—	238	635	873	459	1989	07/06		20

LA Fitness:
Little Rock, AR	—	3,113	2,660	4,125	—	3,113	6,785	9,898	2,393	1997	09/98		40
Sarasota, FL	—	471	1,344	4,450	—	471	5,794	6,265	1,778	1983	03/99	(g)	40
Centerville, OH	—	2,700	—	8,572	—	2,700	8,572	11,272	2,473	2009	06/08	(m)	40
Warren, MI	—	2,360	—	6,674	—	2,360	6,674	9,034	1,967	2009	07/08	(m)	40
Cincinnati, OH	—	5,145	—	9,011	—	5,145	9,011	14,156	2,600	2009	08/08	(m)	40
Indianapolis, IN	—	1,599	—	5,867	—	1,762	5,870	7,632	1,522	2010	01/10	(m)	40
Laveen, AZ	—	1,665	—	5,749	—	1,665	5,749	7,414	1,467	2010	02/10	(m)	40
Kennesaw, GA	—	3,653	—	3,325	—	3,653	3,325	6,978	828	2011	07/10	(m)	40
Arlington, TX	—	1,166	6,214	12	—	1,166	6,226	7,392	1,769	2007	01/11		35
Hurst, TX	—	1,494	6,187	—	—	1,494	6,187	7,681	1,672	2008	07/11		35
South Plainfield, NJ	—	2,415	6,592	—	—	2,415	6,592	9,007	1,609	2006	06/12		35
McDonough, GA	—	1,503	6,727	—	—	1,503	6,727	8,230	1,594	2008	09/12		35
Greensburg, PA	—	1,791	7,015	—	—	1,791	7,015	8,806	1,410	2012	12/12		40
Indianapolis, IN	—	1,651	6,585	—	—	1,651	6,585	8,236	1,324	2012	12/12		40
Phoenix, AZ	—	1,601	6,540	—	—	1,601	6,540	8,141	1,315	2012	12/12		40
Tampa, FL	—	4,492	10,894	—	—	4,486	10,894	15,380	2,190	2012	12/12		40
West Dundee, IL	—	1,961	6,525	—	—	1,961	6,525	8,486	1,312	2012	12/12		40
Irving, TX	—	3,636	7,326	—	—	3,636	7,326	10,962	1,596	2006	05/13		35
Royal Oak, MI	—	3,238	8,998	—	—	3,238	8,998	12,236	1,875	2010	09/13		35
St. Louis Park, MN	—	3,436	8,665	42	—	3,478	8,665	12,143	1,751	2009	12/13		35
Pompano Beach, FL	—	7,009	—	9,572	—	7,009	9,572	16,581	1,190	2015	12/14	(m)	40
San Antonio, TX	—	2,084	—	7,157	—	2,081	7,157	9,238	872	2016	02/15	(m)	40
Antioch, CA	—	2,521	—	8,510	—	2,521	8,510	11,031	1,019	2016	06/15	(m)	40
Plymouth, MI	—	1,646	—	7,820	—	1,646	7,820	9,466	986	2015	06/15	(m)	40
Tacoma, WA	—	846	—	7,331	—	846	7,331	8,177	893	2016	07/15	(m)	40
Round Rock, TX	—	1,556	—	7,205	—	1,556	7,205	8,761	683	2017	04/16	(m)	40
Roswell, GA	—	3,175	—	8,726	—	3,175	8,726	11,901	773	2017	10/16	(m)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Cordova, TN	—	2,391	—	7,085	—	2,391	7,085	9,476	568	2017	12/16	(m)	40
Lakeland, FL	—	1,856	—	7,004	—	1,856	7,004	8,860	533	2017	12/16	(m)	40
Livonia, MI	—	2,729	—	8,116	—	2,729	8,116	10,845	516	2018	08/17	(m)	40

LaPetite Academy:
Albuquerque, NM	—	332	1,166	—	—	332	1,166	1,498	251	1989	07/14		30
Ft. Worth, TX	—	140	383	—	—	140	383	523	165	1981	07/14		15
Moore, OK	—	119	412	—	—	119	412	531	178	1982	07/14		15
Oklahoma City, OK	—	100	391	—	—	100	391	491	168	1982	07/14		15

Last Stop West:
Azle, TX	—	648	859	—	—	648	859	1,507	291	1970	06/07		40

Life Time Fitness:
Mt. Laurel, NJ	—	3,617	39,878	—	—	3,617	39,878	43,495	5,270	2015	05/16		35
Framingham, MA	—	8,860	37,806	—	—	8,860	37,806	46,666	3,978	2016	10/16		40
Gaithersburg, MD	—	8,344	45,286	—	—	8,344	45,286	53,630	4,764	2016	10/16		40

Lil' Champ:
Gainesville, FL	—	900	—	1,800	—	900	1,800	2,700	621	2006	07/05	(m)	40
Jacksonville, FL	—	2,225	3,265	—	—	2,225	3,265	5,490	1,028	2006	08/05		40
Ocala, FL	—	846	—	1,564	—	846	1,564	2,410	529	2006	02/06	(m)	40

Little Germany Restaurant:
Fort Worth, TX	—	392	314	171	—	392	486	878	246	1974	09/06		20

LoanMax:
Bridgeview, IL	—	673	744	—	—	673	744	1,417	354	1997	12/01		40

Logan's Roadhouse:
Alexandria, LA	—	1,218	3,049	—	—	1,218	3,049	4,267	1,077	1998	11/06		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Beckley, WV	—	1,396	2,405	—	—	1,396	2,405	3,801	849	2006	11/06		40
Cookeville, TN	—	1,262	2,271	—	—	1,262	2,271	3,533	802	1997	11/06		40
Hurst, TX	—	1,858	1,916	—	—	1,858	1,916	3,774	677	1999	11/06		40
Jackson, TN	—	1,200	2,246	—	—	1,200	2,246	3,446	793	1994	11/06		40
Lake Charles, LA	—	1,285	2,202	—	—	1,285	2,202	3,487	778	1998	11/06		40
McAllen, TX	—	1,608	2,178	—	—	1,608	2,178	3,786	769	2005	11/06		40
Roanoke, VA	—	2,302	1,947	—	—	2,302	1,947	4,249	688	1998	11/06		40
Smyrna, TN	—	1,335	2,047	—	—	1,335	2,047	3,382	723	2002	11/06		40
Nashville, TN	—	844	—	1,592	—	844	1,592	2,436	363	2011	06/11	(m)	40
Marion, IL	—	1,016	—	1,674	—	1,016	1,674	2,690	347	2012	03/12	(m)	40
Pooler, GA	—	1,159	—	1,720	—	1,159	1,720	2,879	339	2013	03/12	(m)	40
Cullman, AL	—	889	—	1,585	—	889	1,585	2,474	325	2012	04/12	(m)	40
Lebanon, TN	—	789	—	1,725	—	789	1,725	2,514	347	2012	06/12	(m)	40
Madison, AL	—	689	—	1,657	—	689	1,657	2,346	316	2013	11/12	(m)	40
Hopkinsville, KY	—	644	—	1,788	—	644	1,788	2,432	300	2014	09/13	(m)	40

Lowe's:
Memphis, TN	—	3,215	9,170	120	—	3,311	9,194	12,505	4,285	2001	06/02		40

Magic China Café:
Orlando, FL	—	40	111	—	—	40	111	151	47	2001	02/04		40

Magic Mountain:
Columbus, OH	—	5,380	2,693	25	—	3,349	884	4,233	884	1990	06/07		40
Columbus, OH	—	2,076	1,906	124	—	495	649	1,144	649	1990	06/07		40

Main Event:
Oklahoma City, OK	—	2,004	8,711	—	—	2,004	8,711	10,715	1,207	2014	06/15		40
San Antonio, TX	—	2,115	10,080	—	—	2,115	10,080	12,195	1,596	2014	06/15		35
Tulsa, OK	—	1,542	7,748	—	—	1,542	7,748	9,290	1,073	2015	06/15		40
Fort Worth, TX	—	2,538	—	6,623	—	2,538	6,622	9,160	807	2016	12/15	(m)	40
Louisville, KY	—	2,504	—	6,375	—	2,504	6,375	8,879	764	2016	12/15	(m)	40
Independence, MO	—	1,794	7,650	—	—	1,794	7,650	9,444	964	2015	12/15		40
Memphis, TN	—	1,263	6,825	—	—	1,263	6,825	8,088	860	2015	12/15		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Olathe, KS	—	3,174	—	6,704	—	3,139	6,704	9,843	705	2016	02/16	(m)	40
West Chester, OH	—	2,767	—	6,414	—	2,767	6,414	9,181	742	2016	02/16	(m)	40
Hoffman Estates, IL	—	1,730	—	8,022	—	1,730	8,022	9,752	877	2016	06/16	(m)	40
Suwanee, GA	—	1,787	—	6,736	—	1,787	6,736	8,523	681	2016	06/16	(m)	40
Albuquerque, NM	—	2,531	—	6,889	—	2,531	6,889	9,420	782	2016	06/16	(m)	40
Humble, TX	—	2,669	—	5,916	—	2,669	5,916	8,585	536	2017	10/16	(m)	40
Kansas City, MO	—	3,519	—	5,442	—	3,519	5,442	8,961	493	2017	10/16	(m)	40
Knoxville, TN	—	3,225	—	6,546	—	3,225	6,546	9,771	566	2017	12/16	(m)	40
Gilbert, AZ	—	2,348	—	6,281	—	2,348	6,281	8,629	569	2017	02/17	(m)	40
Highlands Ranch, CO	—	3,297	—	7,695	—	3,297	7,695	10,992	409	2018	07/17	(m)	40
Avon, OH	—	2,760	—	6,981	—	2,760	6,981	9,741	444	2018	07/17	(m)	40

Mattress Firm:
Buford, GA	—	635	1,635	465	—	635	2,100	2,735	791	2003	07/04	(g)	40
Lancaster, OH	—	600	—	793	—	600	671	1,271	159	2012	01/08	(g)	40
Plainfield, IN	—	379	—	1,267	—	379	1,267	1,646	202	2014	01/14	(m)	40
Fayetteville, AR	—	891	2,229	—	—	891	2,229	3,120	511	1998	02/14		30
Pocatello, ID	—	268	—	1,505	—	268	1,505	1,773	227	2014	09/14	(m)	40
South Jordan, UT	—	719	—	1,572	—	716	1,572	2,288	228	2015	11/14	(m)	40
Kentwood, MI	—	593	1,531	—	—	593	1,531	2,124	218	2015	04/15		40
Muncie, IN	—	288	1,537	—	—	288	1,537	1,825	251	2015	04/15		35
Sandusky, OH	—	518	1,409	—	—	518	1,409	1,927	195	2015	06/15		40
Fort Collins, CO	—	757	—	1,301	—	757	1,301	2,058	167	2015	07/15	(m)	40
Wooster, OH	—	332	1,334	—	—	332	1,334	1,666	143	2016	09/16		40

Mavis Tire Supply (Auto Spot):
Jacksonville, FL	—	641	1,356	—	—	641	1,356	1,997	126	2003	03/18		30
Jacksonville, FL	—	678	1,539	—	—	678	1,539	2,217	123	2012	03/18		35

Mavis Tire Supply (DeKalb Tire):
Cumming, GA	—	587	1,422	—	—	587	1,422	2,009	120	2002	06/18		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Mavis Tire Supply (Kauffman Tire):
Alpharetta, GA	—	707	872	—	—	707	872	1,579	86	1998	01/18		30
Alpharetta, GA	—	513	1,714	—	—	513	1,714	2,227	169	1998	01/18		30
Alpharetta, GA	—	679	1,119	—	—	679	1,119	1,798	110	2007	01/18		30
Athens, GA	—	807	1,009	—	—	807	1,009	1,816	85	2014	01/18		35
Bradenton, FL	—	696	2,409	—	—	696	2,409	3,105	238	2011	01/18		30
Covington, GA	—	587	1,615	—	—	587	1,615	2,202	159	2011	01/18		30
Cumming, GA	—	696	2,445	—	—	696	2,445	3,141	241	1998	01/18		30
Douglasville, GA	—	458	2,226	—	—	458	2,226	2,684	220	2002	01/18		30
Hiram, GA	—	696	2,317	—	—	696	2,317	3,013	196	2012	01/18		35
Kennesaw, GA	—	1,027	1,953	—	—	1,005	1,953	2,958	193	2010	01/18		30
Lawrenceville, GA	—	724	1,668	—	—	724	1,668	2,392	164	2002	01/18		30
Lawrenceville, GA	—	404	2,073	—	—	404	2,073	2,477	245	1995	01/18		25
Lilburn, GA	—	642	1,329	—	—	642	1,329	1,971	131	2010	01/18		30
Loganville, GA	—	623	1,668	—	—	623	1,668	2,291	164	2006	01/18		30
Marietta, GA	—	596	1,018	—	—	596	1,018	1,614	100	2006	01/18		30
McDonough, GA	—	743	1,128	—	—	743	1,128	1,871	111	2007	01/18		30
New Port Richey, FL	—	404	2,339	—	—	404	2,339	2,743	231	2005	01/18		30
Stockbridge, GA	—	587	1,549	—	—	587	1,549	2,136	153	2007	01/18		30
Valdosta, GA	—	395	1,643	—	—	395	1,643	2,038	139	2014	01/18		35
Brunswick, GA	—	725	2,109	—	—	725	2,109	2,834	153	2017	06/18		35
Canton, GA	—	358	2,293	—	—	358	2,293	2,651	194	2012	06/18		30
Cordele, GA	—	486	1,762	—	—	486	1,762	2,248	128	2014	06/18		35
Midland, GA	—	871	1,972	—	—	871	1,972	2,843	143	2016	06/18		35

Mavis Tire Supply (Mavis Discount Tire):
N. Plainfield, NJ	—	746	1,548	—	—	746	1,548	2,294	188	1974	12/17		25
Raritan, NJ	—	703	983	—	—	703	983	1,686	120	1965	12/17		25
Coram, NY	—	220	—	1,183	—	220	1,183	1,403	81	1984	07/18	(o)	30
Clearwater, FL	—	175	849	—	—	175	849	1,024	72	1973	11/18		25
Dunedin, FL	—	332	1,087	—	—	332	1,087	1,419	71	1991	01/19		30
Buford, GA	—	459	1,513	—	—	459	1,513	1,972	101	2002	04/19		25
Rincon, GA	—	379	795	—	—	379	795	1,174	51	1991	04/19		25
Dallas, GA	—	267	1,555	—	—	267	1,555	1,822	83	2011	05/19		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Concord, NC	—	700	—	1,443	—	700	1,443	2,143	29	2019	06/19	(m)	40
Batesburg, SC	—	218	871	—	—	218	871	1,089	51	1986	07/19		25
Yulee, FL	—	881	—	1,534	—	881	1,534	2,415	34	2020	08/19	(m)	40
Walkertown, NC	—	663	—	1,526	—	663	1,526	2,189	33	2020	08/19	(m)	40
Hickory, NC	—	831	—	1,434	—	831	1,434	2,265	28	2020	08/19	(m)	40
Oldsmar, FL	—	319	1,645	—	—	319	1,645	1,964	85	1999	09/19		25
Spring Hill, FL	—	773	—	1,371	—	773	1,371	2,144	21	2020	11/19	(m)	40
West Hempstead, NY	—	461	1,648	—	—	461	1,648	2,109	74	1984	11/19		25

Mavis Tire Supply (Sun Tire):
Jacksonville, FL	—	276	1,139	—	—	276	1,139	1,415	127	1977	03/18		25
Jacksonville, FL	—	239	982	—	—	239	982	1,221	110	1985	03/18		25
Jacksonville, FL	—	450	772	—	—	450	772	1,222	86	1987	03/18		25
Jacksonville, FL	—	697	1,403	—	—	697	1,403	2,100	112	2012	03/18		35
Jacksonville, FL	—	367	1,174	—	—	367	1,174	1,541	109	1995	03/18		30
Jacksonville, FL	—	339	1,449	—	—	339	1,449	1,788	162	1983	03/18		25
Middleburg, FL	—	661	752	—	—	661	752	1,413	70	2003	03/18		30
Orange Park, FL	—	395	827	—	—	395	827	1,222	77	1990	03/18		30
Orange Park, FL	—	294	1,340	—	—	294	1,340	1,634	150	1981	03/18		25
Tallahassee, FL	—	220	1,412	—	—	220	1,412	1,632	131	1997	03/18		30
Tallahassee, FL	—	294	1,340	—	—	294	1,340	1,634	150	1989	03/18		25

MedExpress Urgent Care:
Fairmont, WV	—	245	1,859	—	—	245	1,859	2,104	458	2011	05/12		35
Hanover, PA	—	533	1,521	—	—	533	1,521	2,054	375	2011	05/12		35
Hermitage, PA	—	445	2,108	—	—	445	2,108	2,553	519	2011	05/12		35
Latrobe, PA	—	681	1,511	—	—	681	1,511	2,192	372	2011	05/12		35
Mt. Pleasant, PA	—	593	1,482	—	—	593	1,482	2,075	365	2011	05/12		35
Pittsburgh, PA	—	227	1,936	—	—	227	1,936	2,163	556	1970	05/12		30
Martinsburg, WV	—	917	—	650	—	917	650	1,567	118	2013	12/12	(m)	40
Wheeling, WV	—	485	1,232	—	—	485	1,232	1,717	320	1989	03/13		30
Huntington, WV	—	990	—	735	—	1,017	735	1,752	132	2013	08/13	(m)	40
Anderson, IN	—	777	—	661	—	777	661	1,438	116	2013	08/13	(m)	40
Terre Haute, IN	—	144	1,616	—	—	144	1,616	1,760	397	1991	08/13		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Benton, AR	—	376	1,125	—	—	376	1,125	1,501	154	2015	07/15		40
Connellsville, PA	—	162	1,172	—	—	162	1,172	1,334	160	2015	07/15		40
Rogers, AR	—	435	1,168	—	—	435	1,168	1,603	159	2015	07/15		40
Russellville, AR	—	247	1,098	—	—	247	1,098	1,345	171	2015	07/15		35
Hot Springs, AR	—	440	1,155	—	—	440	1,155	1,595	155	2015	08/15		40
Salina, KS	—	321	1,315	—	—	321	1,315	1,636	199	1999	09/15		35
Lehigh Acres, FL	—	459	—	2,151	—	459	2,151	2,610	419	2016	10/15	(m)	25
North Little Rock, AR	—	489	1,137	—	—	489	1,137	1,626	141	2015	01/16		40
Little Rock, AR	—	858	1,806	—	—	858	1,806	2,664	224	2016	01/16		40
Swansea, IL	—	236	1,292	—	—	236	1,292	1,528	196	1997	06/16		30
Derby, KS	—	442	—	—	—	442	(i)	442	(i)	(i)	07/16		(i)
Alton, IL	—	376	1,397	—	—	376	1,397	1,773	156	2016	07/16		40
Pine Bluff, AR	—	478	—	—	—	478	(i)	478	(i)	(i)	07/16		(i)
Collinsville, IL	—	304	—	—	—	304	(i)	304	(i)	(i)	08/16		(i)
Wichita, KS	—	213	—	—	—	213	(i)	213	(i)	(i)	08/16		(i)
Wichita, KS	—	482	—	—	—	482	(i)	482	(i)	(i)	08/16		(i)
Quakertown, PA	—	658	—	—	—	658	(i)	658	(i)	(i)	08/16		(i)
Fort Myers, FL	—	1,522	—	—	—	1,522	(i)	1,522	(i)	(i)	09/16		(i)
Grand Rapids, MI	—	435	—	—	—	435	(i)	435	(i)	(i)	10/16		(i)
Naples, FL	—	689	—	—	—	689	(i)	689	(i)	(i)	10/16		(i)
Duluth, MN	—	535	—	—	—	535	(i)	535	(i)	(i)	12/16		(i)
Hadley, MA	—	866	—	—	—	866	(i)	866	(i)	(i)	05/17		(i)
Richmond, VA	—	734	—	—	—	734	(i)	734	(i)	(i)	05/17		(i)
Bemidji, MN	—	475	—	—	—	475	(i)	475	(i)	(i)	06/17		(i)
Hagerstown, MD	—	850	—	—	—	850	(i)	850	(i)	(i)	07/17		(i)
Rochester, MN	—	751	—	—	—	751	(i)	751	(i)	(i)	08/17		(i)
Jenison, MI	—	271	—	—	—	271	(i)	271	(i)	(i)	08/17		(i)

Michaels:
Fairfax, VA	—	534	773	1,483	—	992	2,256	3,248	1,124	1995	12/95		40
Altamonte Springs, FL	—	1,947	3,267	1,294	—	1,947	3,466	5,413	1,202	1997	09/97		26
Plymouth Meeting, PA	—	2,911	2,595	165	—	2,911	2,760	5,671	1,389	1999	10/98	(g)	40
Florissant, MO	—	523	617	1,784	—	524	2,399	2,923	753	1996	04/03	(g)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Miller's Ale House:
Franklin, TN	—	2,519	1,705	—	—	2,519	1,705	4,224	598	1995	12/06		40
Pensacola, FL	—	1,363	1,842	—	—	1,363	1,842	3,205	511	2008	04/11		35
Oviedo, FL	—	113	—	3,785	—	113	3,785	3,898	777	2012	10/11	(m)	40
Norridge, IL	—	2,482	—	—	—	2,482	(i)	2,482	(i)	(i)	05/18		(i)

Mister Car Wash:
Anoka, MN	—	212	214	—	—	212	214	426	196	1968	04/07		15
Brooklyn Park, MN	—	438	778	—	—	438	778	1,216	427	1985	04/07		25
Cedar Rapids, IA	—	391	816	—	—	391	816	1,207	448	1989	04/07		25
Clive, IA	—	1,141	935	—	—	1,141	935	2,076	641	1983	04/07		20
Cottage Grove, MN	—	274	485	—	—	274	485	759	266	1992	04/07		25
Des Moines, IA	—	249	596	—	—	249	596	845	272	1990	04/07		30
Des Moines, IA	—	213	476	—	—	182	476	658	326	1964	04/07		20
Eden Prairie, MN	—	865	751	—	—	865	751	1,616	515	1984	04/07		20
Edina, MN	—	894	687	—	—	894	687	1,581	471	1985	04/07		20
Houston, TX	—	1,846	1,592	—	—	1,846	1,592	3,438	873	1983	04/07		25
Houston, TX	—	5,126	1,267	—	—	5,126	1,267	6,393	496	1995	04/07		35
Houston, TX	—	624	1,108	—	—	624	1,108	1,732	506	1988	04/07		30
Houston, TX	—	796	678	—	—	796	678	1,474	372	1986	04/07		25
Houston, TX	—	1,347	1,702	—	—	1,347	1,702	3,049	778	1984	04/07		30
Houston, TX	—	1,960	1,145	—	—	1,960	1,145	3,105	628	1983	04/07		25
Houston, TX	—	288	466	—	—	288	466	754	426	1970	04/07		15
Houston, TX	—	3,193	1,305	—	—	3,193	1,305	4,498	511	1995	04/07		35
Humble, TX	—	1,204	1,517	—	—	1,204	1,517	2,721	594	1993	04/07		35
Plymouth, MN	—	827	182	—	—	767	182	949	182	1955	04/07		10
Roseville, MN	—	861	564	—	—	861	564	1,425	386	1963	04/07		20
Spokane, WA	—	1,253	1,146	—	—	1,253	1,146	2,399	449	1997	04/07		35
Spokane, WA	—	214	580	—	—	214	580	794	265	1990	04/07		30
St. Cloud, MN	—	243	391	—	—	242	391	633	268	1986	04/07		20
Sugarland, TX	—	3,789	1,972	—	—	3,789	1,972	5,761	773	1995	04/07		35
West St Paul, MN	—	836	236	—	—	794	236	1,030	162	1972	04/07		20
Rochester, MN	—	1,055	2,327	—	—	1,055	2,327	3,382	768	2003	10/07		40
Birmingham, AL	—	2,378	2,145	—	—	2,378	2,145	4,523	938	1985	11/07		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Clearwater, FL	—	825	765	—	—	825	765	1,590	402	1969	11/07	25
Mesquite, TX	—	1,596	2,201	—	—	1,596	2,201	3,797	1,156	1987	11/07	25
Seminole, FL	—	2,166	1,496	—	—	2,166	1,496	3,662	654	1985	11/07	30
Tampa, FL	—	2,993	1,669	—	—	2,993	1,669	4,662	876	1969	11/07	25
Vestavia Hills, AL	—	1,009	956	—	—	1,009	956	1,965	502	1967	11/07	25
El Paso, TX	—	664	824	—	—	664	824	1,488	269	1991	12/07	40
El Paso, TX	—	988	1,046	—	—	988	1,046	2,034	341	1998	12/07	40
El Paso, TX	—	1,399	1,468	—	—	1,399	1,468	2,867	479	1991	12/07	40
El Paso, TX	—	1,807	2,287	—	—	1,807	2,287	4,094	747	1983	12/07	40
El Paso, TX	—	1,424	1,306	—	—	1,424	1,306	2,730	568	1986	12/07	30
Tampa, FL	—	541	829	—	—	541	829	1,370	355	1978	04/10	25
Springfield, MO	—	1,064	2,109	—	—	1,064	2,109	3,173	665	1990	07/11	30
Springfield, MO	—	1,188	2,817	—	—	1,181	2,817	3,998	761	2000	07/11	35
Springfield, MO	—	642	1,767	—	—	642	1,767	2,409	557	1979	07/11	30
Missouri City, TX	—	549	1,553	—	—	549	1,553	2,102	405	2004	11/11	35
Bountiful, UT	—	484	292	—	—	484	292	776	87	1995	01/12	30
Salt Lake City, UT	—	522	1,806	—	—	522	1,806	2,328	539	1993	01/12	30
Tucson, AZ	—	493	345	—	—	493	345	838	88	2007	01/12	35
Tucson, AZ	—	946	2,566	—	—	946	2,566	3,512	766	2003	01/12	30
Tucson, AZ	—	742	2,226	—	—	742	2,226	2,968	665	2000	01/12	30
Cedar Park, TX	—	794	1,316	—	—	794	1,316	2,110	327	2009	04/12	35
Spokane Valley, WA	—	454	857	—	—	454	857	1,311	213	2005	04/12	35
Salt Lake City, UT	—	781	2,303	—	—	781	2,303	3,084	557	2009	07/12	35
College Park, GA	—	322	1,056	—	—	322	1,056	1,378	250	2008	09/12	35
Griffin, GA	—	401	2,897	—	—	401	2,897	3,298	686	2007	09/12	35
Hampton, GA	—	421	1,996	—	—	421	1,996	2,417	473	2006	09/12	35
Lilburn, GA	—	381	2,426	—	—	381	2,426	2,807	575	2007	09/12	35
Oxford, AL	—	301	3,607	—	—	301	3,607	3,908	854	2008	09/12	35
Clermont, FL	—	783	2,328	—	—	783	2,328	3,111	546	2006	10/12	35
Springfield, MO	—	474	736	—	—	474	736	1,210	202	2006	10/12	30
Abilene, TX	—	641	3,093	—	—	641	3,093	3,734	718	2006	11/12	35
Abilene, TX	—	101	426	—	—	101	426	527	99	2009	11/12	35
Lubbock, TX	—	411	2,534	—	—	411	2,534	2,945	686	2003	11/12	30
Lubbock, TX	—	400	3,403	—	—	400	3,403	3,803	790	2004	11/12	35
Lubbock, TX	—	350	2,984	—	—	350	2,984	3,334	693	2007	11/12	35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Ephrata, PA	—	241	2,797	—	—	241	2,797	3,038	900	1987	12/12	25
Lancaster, PA	—	920	7,894	—	—	920	7,894	8,814	2,116	1999	12/12	30
Sinking Spring, PA	—	1,251	4,735	—	—	1,251	4,735	5,986	1,269	2005	12/12	30
York, PA	—	591	4,605	—	—	591	4,605	5,196	1,235	1995	12/12	30
Atlanta, GA	—	1,633	5,378	—	—	1,633	5,378	7,011	1,442	1998	12/12	30
Atlanta, GA	—	1,773	4,528	—	—	1,773	4,528	6,301	1,040	2003	12/12	35
Urbandale, IA	—	485	374	—	—	485	374	859	96	1990	04/13	30
Houston, TX	—	551	2,967	—	—	551	2,967	3,518	895	1980	06/13	25
Houston, TX	—	713	964	—	—	713	964	1,677	208	2005	06/13	35
Houston, TX	—	752	1,736	—	—	752	1,736	2,488	374	2005	06/13	35
Houston, TX	—	1,573	2,315	—	—	1,573	2,315	3,888	499	2006	06/13	35
Houston, TX	—	542	1,876	—	—	542	1,876	2,418	404	2012	06/13	35
Humble, TX	—	611	3,327	—	—	611	3,327	3,938	717	2006	06/13	35
Katy, TX	—	421	2,157	—	—	421	2,157	2,578	542	2002	06/13	30
Spring, TX	—	652	2,627	—	—	652	2,627	3,279	566	2006	06/13	35
Tucson, AZ	—	654	1,357	—	—	654	1,357	2,011	330	1986	09/13	30
Rochester, MN	—	396	264	—	—	396	264	660	60	1987	02/14	30
Tucson, AZ	—	988	272	—	—	988	272	1,260	62	1987	02/14	30
Brooklyn Park, MN	—	287	394	—	—	265	394	659	60	2011	09/15	35
Lake Mary, FL	—	692	3,518	—	—	692	3,518	4,210	611	1997	10/15	30
Melbourne, FL	—	1,262	4,348	—	—	1,262	4,348	5,610	647	2009	10/15	35
Sanford, FL	—	1,322	3,887	—	—	1,322	3,887	5,209	578	2008	10/15	35
Tampa, FL	—	630	2,879	—	—	630	2,879	3,509	420	1991	08/16	30
Clermont, FL	—	1,550	2,460	—	—	1,550	2,460	4,010	302	2013	09/16	35
Lakeland, FL	—	446	3,064	—	—	446	3,064	3,510	506	1979	11/16	25
Comstock Park, MI	—	1,151	3,860	—	—	1,151	3,860	5,011	598	1978	02/17	25
Grand Rapids, MI	—	455	1,958	—	—	455	1,958	2,413	303	1963	02/17	25
Grand Rapids, MI	—	426	2,180	—	—	426	2,180	2,606	338	1963	02/17	25
Grand Rapids, MI	—	494	3,513	189	—	683	3,513	4,196	389	2013	02/17	35
Grand Rapids, MI	—	416	3,590	—	—	416	3,590	4,006	464	2006	02/17	30
Wyoming, MI	—	928	5,077	—	—	928	5,077	6,005	787	1965	02/17	25
Columbia Heights, MN	—	96	252	—	—	96	252	348	36	1961	02/18	20
Madison, TN	—	669	51	—	—	669	51	720	5	1988	06/18	25
Colorado Springs, CO	—	295	2,118	—	—	295	2,118	2,413	134	2013	10/18	35
Atwater, CA	—	809	4,198	—	—	809	4,198	5,007	245	2008	12/18	35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Ceres, CA	—	347	4,160	—	—	347	4,160	4,507	340	1994	12/18		25
Los Banos, CA	—	712	4,294	—	—	712	4,294	5,006	219	2018	12/18		40
Manteca, CA	—	501	4,506	—	—	501	4,506	5,007	263	2016	12/18		35
Merced, CA	—	347	4,660	—	—	347	4,660	5,007	317	1998	12/18		30
Modesto, CA	—	741	3,765	—	—	741	3,765	4,506	256	2002	12/18		30
Modesto, CA	—	674	3,332	—	—	674	3,332	4,006	227	1991	12/18		30
Patterson, CA	—	741	4,265	—	—	741	4,265	5,006	249	2017	12/18		35
Tracy, CA	—	761	4,246	—	—	761	4,246	5,007	248	2013	12/18		35
Deltona, FL	—	481	3,027	—	—	481	3,027	3,508	172	2010	04/19		30
Titusville, FL	—	575	3,931	—	—	575	3,931	4,506	192	2002	04/19		35
Merced, CA	—	1,070	2,939	—	—	1,070	2,939	4,009	129	2018	06/19		35
Delano, CA	—	564	3,687	—	—	564	3,687	4,251	127	2016	10/19		35
Dinuba, CA	—	593	3,414	—	—	593	3,414	4,007	118	2010	10/19		35
Hanford, CA	—	329	3,678	—	—	329	3,678	4,007	127	2011	10/19		35
Hanford, CA	—	404	3,847	—	—	404	3,847	4,251	133	2015	10/19		35
Porterville, CA	—	433	3,574	—	—	433	3,574	4,007	123	2011	10/19		35
Porterville, CA	—	517	3,490	—	—	517	3,490	4,007	120	2016	10/19		35
Tulare, CA	—	640	3,367	—	—	640	3,367	4,007	116	2015	10/19		35

Motor Trend:
Orlando, FL	—	820	2,441	125	—	820	2,566	3,386	1,681	1992	05/93		40

Movie Tavern Theatre:
Covington, LA	—	1,081	6,779	2,206	—	1,081	8,985	10,066	1,486	1993	09/14		30
Baton Rouge, LA	—	1,497	—	10,888	—	1,497	10,888	12,385	1,497	1993	11/14	(o)	40
Allentown, PA	—	3,610	—	10,921	—	3,610	10,921	14,531	648	2018	06/17	(m)	40

Muchas Gracias Mexican Restaurant:
Salem, OR	—	556	736	—	—	556	736	1,292	350	1996	12/01		40

Murphy Oil:
Arlington, TX	—	2,079	—	1,397	—	2,079	(i)	2,079	(i)	(i)	11/97		(i)
Fort Worth, TX	—	1,652	2,018	—	—	1,652	(i)	1,652	(i)	(i)	02/05		(i)

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Natural Grocers:
Coeur D'Alene, ID	—		2,172	—	2,778	—	2,172	2,778	4,950	472	2014	08/13	(m)	40
Flagstaff, AZ	2,422	(j)	831	4,079	—	—	831	4,079	4,910	714	2012	11/14		35
Helena, MT	2,125	(j)	1,079	3,062	—	—	1,079	3,062	4,141	536	2012	11/14		35
Missoula, MT	1,892	(j)	929	3,222	—	—	929	3,222	4,151	564	2012	11/14		35
Sedona, AZ	2,226	(j)	1,064	3,211	—	—	1,064	3,211	4,275	562	2012	11/14		35
Steamboat Springs, CO	2,577	(j)	1,512	3,447	—	—	1,512	3,447	4,959	603	2012	11/14		35
Independence, MO	—		912	5,002	—	—	912	5,002	5,914	1,007	2002	12/14		30
Oklahoma City, OK	—		1,190	3,275	—	—	1,190	2,456	3,646	91	2015	01/16		35
Vancouver, WA	—		1,639	—	4,338	—	1,639	4,338	5,977	438	2016	06/16	(m)	40
South Jordan, UT	—		1,460	—	4,039	—	1,460	4,039	5,499	400	2016	08/16	(m)	40

Nebraskaland Tire:
Park City, KS	—		214	687	—	—	214	687	901	534	1989	06/05		20

Nitlantika:
Hollywood, FL	—		383	88	73	—	234	36	270	13	1960	12/05		15

Northern Tool:
Beaumont, TX	—		483	831	1,207	—	483	2,038	2,521	666	1992	03/99		40
Asheville, NC	—		519	2,998	—	—	519	2,998	3,517	739	2007	05/12		35
Spartanburg, SC	—		654	3,174	—	—	654	3,174	3,828	666	2007	09/14		30

NTB Tire and Service Centers:
Hampton, VA	—		180	427	—	—	180	427	607	169	1986	03/05		40
Newport News, VA	—		234	259	—	—	234	259	493	102	1986	03/05		40
Norfolk, VA	—		398	508	—	—	398	508	906	200	1986	03/05		40
Rockville, MD	—		1,030	306	—	—	1,016	306	1,322	121	1974	03/05		40
Washington, DC (n)	—		624	578	—	—	624	578	1,202	228	1983	03/05		40

Office Depot:
Gastonia, NC	—		1,554	2,367	1,019	—	1,554	3,386	4,940	1,216	2004	12/04		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
OfficeMax:
Cincinnati, OH	—	543	1,575	—	—	543	1,575	2,118	1,042	1994	07/94		40
Salinas, CA	—	1,353	1,829	—	—	1,353	1,829	3,182	1,092	1995	02/97		40
Griffin, GA	—	685	—	1,802	—	685	1,802	2,487	978	1999	11/98	(g)	40
Weatherford, TX	—	548	2,436	—	—	548	2,436	2,984	511	1999	09/14		30

Ollie's Bargain Outlet:
Sarasota, FL	—	1,428	1,703	1,104	—	1,428	2,807	4,235	857	1988	09/97		40
Baltimore, MD	—	2,595	4,156	—	—	2,595	4,156	6,751	270	1982	05/19		25
Cuyahoga Falls, OH	—	1,191	2,169	—	—	1,191	2,169	3,360	141	1986	05/19		25
Dublin, OH	—	1,208	2,741	—	—	1,208	2,741	3,949	178	1988	05/19		25
Hoover, AL	—	1,853	316	—	—	1,853	316	2,169	21	1989	05/19		25
Lafayette, LA	—	1,751	987	—	—	1,751	987	2,738	64	1990	05/19		25
Lewisville, TX	—	2,286	1,504	—	—	2,286	1,504	3,790	81	1990	05/19		30
Media, PA	—	2,525	2,230	—	—	2,525	2,230	4,755	145	1984	05/19		25
Memphis, TN	—	1,937	3,641	144	—	1,937	3,786	5,723	198	1996	05/19		30
Merrillville, IN	—	1,354	560	—	—	1,354	560	1,914	30	2001	05/19		30
Pennsdale, PA	—	874	1,008	—	—	874	1,008	1,882	66	1994	05/19		25
Sterling, VA	—	3,074	794	—	—	3,074	794	3,868	43	2001	05/19		30
Winchester, VA	—	1,961	705	—	—	1,961	705	2,666	38	1994	05/19		30
Roanoke, VA	—	1,739	—	—	—	1,739	(i)	1,739	(i)	(i)	12/19		(i)

Orchard Supply Hardware:
Pismo Beach, CA	—	2,436	1,997	2,339	—	2,436	4,336	6,772	1,506	1989	12/11	(o)	25
San Jose, CA (n)	—	6,406	2,457	3,374	—	6,406	5,831	12,237	2,019	1982	12/11	(o)	25
San Jose, CA	—	4,092	4,279	3,307	—	4,092	7,586	11,678	2,656	1982	12/11	(o)	25
Chico, CA (n)	—	1,782	4,563	746	—	1,782	5,308	7,090	1,475	2002	07/12	(o)	30
Clovis, CA	—	1,226	1,426	151	—	1,226	1,577	2,803	530	1982	07/12	(o)	25
Pinole, CA (n)	—	2,784	5,195	—	—	2,784	5,195	7,979	1,758	1987	07/12	(o)	25
San Jose, CA	—	3,370	2,517	—	—	3,370	2,517	5,887	852	1965	07/12		25

Oregano's Pizza Bistro:
Fort Collins, CO	—	390	895	367	—	390	1,262	1,652	331	1995	02/11		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Outback:
Cheyenne, WY	—	672	2,502	—	—	672	2,502	3,174	733	2001	03/12		30
Conroe, TX	—	524	583	—	—	524	583	1,107	205	1992	03/12		25
Copley Township, OH	—	753	2,407	—	—	753	2,407	3,160	846	1993	03/12		25
Coraopolis, PA	—	487	2,326	—	—	487	2,326	2,813	682	1998	03/12		30
Denver, CO	—	850	1,305	—	—	850	1,305	2,155	328	2003	03/12		35
Knoxville, TN	—	753	1,852	—	—	753	1,852	2,605	465	2004	03/12		35
Largo, MD	—	1,738	2,227	—	—	1,738	2,227	3,965	653	2001	03/12		30
Lufkin, TX	—	514	1,147	—	—	514	1,147	1,661	336	1999	03/12		30
Mechanicsville, VA	—	674	2,328	—	—	674	2,328	3,002	682	2002	03/12		30
Mt. Pleasant, SC	—	713	1,466	—	—	713	1,466	2,179	430	1999	03/12		30
Phoenix, AZ	—	821	2,284	—	—	821	2,284	3,105	669	2002	03/12		30
Shreveport, LA	—	633	3,105	—	—	633	3,105	3,738	1,092	1994	03/12		25
Smithfield, NC	—	772	2,345	—	—	772	2,345	3,117	589	2004	03/12		35
Stockbridge, GA	—	910	1,988	—	—	910	1,988	2,898	583	2001	03/12		30
Troy, OH	—	456	1,575	—	—	456	1,575	2,031	396	2004	03/12		35
Venice, FL	—	833	2,529	—	—	833	2,529	3,362	741	2001	03/12		30
Warrenton, VA	—	1,833	2,021	—	—	1,833	2,021	3,854	592	2001	03/12		30
Wheaton, IL	—	901	654	—	—	901	654	1,555	230	1994	03/12		25
Fultondale, AL	—	765	2,097	—	—	765	2,097	2,862	428	1998	11/14		30

Panda Express:
Florissant, MO	—	50	59	170	—	50	228	278	74	2012	04/03	(g)	40

Patient First:
Richmond, VA	—	270	1,545	—	—	270	1,545	1,815	496	1988	05/11		30
York, PA	—	772	2,995	—	—	772	2,995	3,767	708	2011	07/11		40
Mechanicsburg, PA	—	933	3,401	—	—	933	3,401	4,334	755	2011	02/12		40
Chesapeake, VA	—	598	2,161	—	—	598	2,161	2,759	273	1998	03/17		30
Virginia Beach, VA	—	550	2,160	—	—	550	2,160	2,710	273	1998	03/17		30

Patriot Fuels:
Vinita, OK	—	72	368	—	—	72	368	440	210	1972	07/09		20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Pawn America:
Fridley, MN	—	1,013	4,465	—	—	1,013	4,465	5,478	1,197	1978	12/12		30
Mankato, MN	—	449	—	1,705	—	449	1,705	2,154	304	2013	03/13	(m)	40

PDQ:
Altamonte Springs, FL	—	553	997	486	—	1,039	(i)	1,039	(i)	(i)	01/96		(i)

Pep Boys:
Chicago, IL	—	1,077	3,756	—	—	1,077	3,756	4,833	1,409	1993	11/07		35
Cicero, IL	—	1,341	3,760	—	—	1,341	3,760	5,101	1,410	1993	11/07		35
Cornwell Heights, PA	—	2,058	3,102	—	—	2,058	3,102	5,160	1,628	1972	11/07		25
East Brunswick, NJ	—	2,449	5,026	—	—	2,449	5,026	7,475	2,199	1987	11/07		30
Guayama, PR	—	1,729	2,732	—	—	1,729	2,131	3,860	718	1998	11/07		33
Jacksonville, FL	—	810	2,331	—	—	810	2,331	3,141	874	1989	11/07		35
Joliet, IL	—	1,506	3,727	—	—	1,506	3,727	5,233	1,398	1993	11/07		35
Lansing, IL	—	869	3,440	—	—	869	3,440	4,309	1,290	1993	11/07		35
Marietta, GA	—	1,311	3,556	—	—	1,311	3,556	4,867	1,556	1987	11/07		30
Marlton, NJ	—	1,608	4,142	—	—	1,608	4,142	5,750	1,812	1983	11/07		30
Philadelphia, PA	—	1,300	3,830	—	—	1,300	3,830	5,130	1,436	1995	11/07		35
Quakertown, PA	—	1,129	3,252	—	—	1,129	3,252	4,381	1,219	1995	11/07		35
Reading, PA	—	1,189	3,367	—	—	1,189	2,819	4,008	1,119	1989	11/07		28
Roswell, GA	—	931	2,732	—	—	931	2,732	3,663	1,195	2007	11/07		30
Turnersville, NJ	—	990	3,494	—	—	990	3,494	4,484	1,529	1986	11/07		30
Houston, TX	—	734	3,028	—	—	734	3,028	3,762	1,081	1994	04/10		30

Perkins Restaurant:
Des Moines, IA	—	226	203	—	—	226	203	429	203	1976	06/05		10
Des Moines, IA	—	270	218	—	—	270	218	488	218	1977	06/05		10
Des Moines, IA	—	256	136	—	—	256	136	392	136	1976	06/05		10
Newton, IA	—	354	402	—	—	354	402	756	402	1979	06/05		10
Urbandale, IA	—	377	581	—	—	377	581	958	452	1979	06/05		20

Pet Paradise:
Houston, TX	—	417	2,306	—	—	417	2,306	2,723	738	2008	03/08		40
Bunnell, FL	—	316	881	—	—	316	881	1,197	280	1997	04/08		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Charlotte, NC	—	825	—	4,855	—	825	4,855	5,680	944	2009	11/08	(m)	40
Davie, FL	—	1,138	1,069	—	—	1,138	1,069	2,207	368	2003	12/08		35
Wesley Chapel, FL	—	1,529	—	2,175	—	1,529	2,175	3,704	174	2017	02/17	(m)	40

Petco:
Grand Forks, ND	—	307	910	—	—	307	910	1,217	524	1996	12/97		40
Florissant, MO	—	299	352	1,019	—	300	1,371	1,671	420	2012	04/03	(g)	40

Petro Express:
Belmont, NC	—	1,508	1,622	—	—	1,508	1,622	3,130	635	2001	04/07		35
Charlotte, NC	—	507	698	—	—	507	698	1,205	478	1967	04/07		20
Charlotte, NC	—	2,165	1,965	—	—	2,165	1,965	4,130	769	1997	04/07		35
Charlotte, NC	—	1,340	1,790	—	—	1,340	1,790	3,130	701	1998	04/07		35
Charlotte, NC	—	1,810	2,570	—	—	1,810	2,570	4,380	881	2004	04/07		40
Charlotte, NC	—	1,030	1,725	—	—	1,030	1,725	2,755	788	1983	04/07		30
Charlotte, NC	—	629	876	—	—	623	876	1,499	400	1986	04/07		30
Charlotte, NC	—	1,532	1,973	—	—	1,532	1,973	3,505	773	1998	04/07		35
Charlotte, NC	—	1,778	1,977	—	—	1,778	1,977	3,755	903	1992	04/07		30
Charlotte, NC	—	1,291	1,839	—	—	1,291	1,839	3,130	840	1988	04/07		30
Charlotte, NC	—	1,697	2,419	—	—	1,682	2,419	4,101	829	2005	04/07		40
Charlotte, NC	—	429	425	—	—	429	425	854	194	1983	04/07		30
Charlotte, NC	—	2,316	2,064	—	—	2,316	2,064	4,380	808	1996	04/07		35
Charlotte, NC	—	2,784	3,720	—	—	2,784	3,720	6,504	1,457	1998	04/07		35
Charlotte, NC	—	1,458	2,047	—	—	1,458	2,047	3,505	935	1987	04/07		30
Concord, NC	—	2,144	1,986	—	—	2,144	1,986	4,130	778	2000	04/07		35
Concord, NC	—	1,828	1,677	—	—	1,707	1,677	3,384	657	2002	04/07		35
Denver, NC	—	2,317	1,750	—	—	2,317	1,750	4,067	685	1999	04/07		35
Fort Mill, SC	—	3,825	2,554	—	—	3,825	2,554	6,379	1,000	1998	04/07		35
Gastonia, NC	—	335	545	—	—	317	545	862	187	2000	04/07		40
Gastonia, NC	—	745	760	—	—	745	760	1,505	261	2003	04/07		40
Gastonia, NC	—	1,070	1,185	—	—	1,070	1,185	2,255	464	1990	04/07		35
Gastonia, NC	—	965	1,228	—	—	965	1,228	2,193	481	2001	04/07		35
Hickory, NC	—	1,975	1,530	—	—	1,975	1,530	3,505	599	2002	04/07		35
Kings Mountain, NC	—	1,210	982	—	—	1,210	982	2,192	385	1988	04/07		35
Lake Wylie, SC	—	1,381	2,061	—	—	1,381	2,061	3,442	807	1998	04/07		35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Lake Wylie, SC	—	1,972	1,283	—	—	1,972	1,283	3,255	502	2003	04/07		35
Lincolnton, NC (n)	—	723	532	—	—	723	532	1,255	243	1989	04/07		30
Mineral Springs, NC	—	678	577	—	—	678	577	1,255	198	2002	04/07		40
Monroe, NC	—	857	1,023	—	—	857	1,023	1,880	350	2004	04/07		40
Monroe, NC	—	709	796	—	—	709	796	1,505	312	1999	04/07		35
Monroe, NC	—	421	834	—	—	421	834	1,255	327	1997	04/07		35
Rock Hill, SC	—	778	727	—	—	778	727	1,505	332	1990	04/07		30
Rock Hill, SC	—	2,119	1,886	—	—	2,119	1,886	4,005	739	1998	04/07		35
Rock Hill, SC	—	3,095	1,910	—	—	3,095	1,910	5,005	748	1999	04/07		35
Statesville, NC	—	1,886	2,182	—	—	1,864	2,182	4,046	854	1999	04/07		35
Waxhaw, NC	—	508	747	—	—	508	747	1,255	256	2002	04/07		40
York, SC	—	2,306	1,449	—	—	2,306	1,449	3,755	567	1999	04/07		35
Charlotte, NC	—	1,834	1,214	—	—	1,834	1,214	3,048	414	1997	05/07		40
Charlotte, NC	—	1,849	2,280	—	—	1,849	2,280	4,129	776	2005	05/07		40
Rock Hill, SC	—	3,108	2,146	—	—	3,055	2,146	5,201	731	1999	05/07		40

PetSense:
Kingsville, TX	—	499	458	224	—	499	682	1,181	283	1995	12/01		40

PetSmart:
Chicago, IL	—	2,724	3,566	—	—	2,724	3,566	6,290	1,987	1998	09/98		40
Rock Hill, SC	—	1,734	3,381	—	—	1,734	3,381	5,115	352	1998	11/17		30

PetSuites:
Chesapeake, VA	—	974	—	3,715	—	974	3,715	4,689	236	2018	12/17	(m)	40
Winter Springs, FL	—	943	—	3,855	—	993	3,855	4,848	237	2018	12/17	(m)	40
Suwanee, GA	—	705	—	3,619	—	705	3,619	4,324	79	2019	11/18	(m)	40
Louisville, KY	—	375	3,185	—	—	375	3,185	3,560	96	2019	10/19		40

Pizza Hut:
Monroeville, AL	—	547	44	—	—	547	44	591	21	1976	12/01		40
Bowie, TX	—	111	346	—	—	111	346	457	81	1976	02/15		25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Pollo Tropical:
Hialeah, FL	—	170	106	—	—	170	(i)	170	(i)	(i)	09/06		(i)

Popeye's:
Snellville, GA	—	642	437	—	—	642	437	1,079	208	1995	12/01		40
Randallstown, MD	—	483	609	—	—	483	609	1,092	168	1958	02/14		25

Power Center:
Midland, MI	—	1,085	1,635	220	—	1,085	1,598	2,683	611	2005	05/05	(g)	40
Big Flats, NY	—	2,248	7,159	1,258	—	2,248	5,075	7,323	1,940	2006	08/05	(g)	40

Premium Spas & Billiards:
Fairfax, VA	—	105	151	436	—	194	587	781	194	1995	12/95		40

Publix Super Markets:
Tampa, FL	—	2,128	1,522	—	—	2,128	(i)	2,128	(i)	(i)	06/96		(i)

Pull-A-Part:
Augusta, GA	—	1,414	—	1,449	—	1,414	1,449	2,863	491	2007	08/06	(m)	40
Birmingham, AL	—	1,165	2,090	—	—	1,165	2,090	3,255	751	1964	08/06		40
Charlotte, NC	—	2,913	1,724	—	—	2,908	1,724	4,632	620	2006	08/06		40
Conley, GA	—	1,686	1,387	—	—	1,686	1,387	3,073	499	1999	08/06		40
Harvey, LA	—	1,887	—	4,326	—	1,836	4,326	6,162	1,347	2008	08/06	(m)	40
Knoxville, TN	—	961	—	2,384	—	961	2,384	3,345	802	2007	08/06	(m)	40
Louisville, KY	—	3,206	1,532	—	—	3,206	1,532	4,738	551	2006	08/06		40
Nashville, TN	—	2,164	1,414	—	—	2,164	1,414	3,578	508	2006	08/06		40
Norcross, GA	—	1,831	1,040	—	—	1,831	1,040	2,871	374	1998	08/06		40
Cleveland, OH	—	4,556	—	2,096	—	4,556	2,096	6,652	688	2007	08/06	(m)	40
Lafayette, LA	—	1,036	—	2,226	—	1,036	2,226	3,262	726	2007	08/06	(m)	40
Montgomery, AL	—	934	—	2,013	—	934	2,013	2,947	660	2007	11/06	(m)	40
Jackson, MS	—	1,315	—	2,471	—	1,315	2,318	3,633	749	2008	12/06	(m)	40
Baton Rouge, LA	—	893	—	3,256	—	893	3,256	4,149	960	2009	01/07	(m)	40
Memphis, TN	—	1,779	—	2,964	—	1,779	2,964	4,743	936	2008	05/07	(m)	40
Mobile, AL	—	550	—	2,772	—	550	2,772	3,322	829	2009	06/07	(m)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Winston-Salem, NC	—	846	—	2,449	—	836	2,449	3,285	737	2009	08/07	(m)	40
Lithonia, GA	—	2,410	—	2,345	—	2,410	2,345	4,755	701	2009	08/07	(m)	40
Columbia, SC	—	935	—	2,178	—	935	2,178	3,113	651	2009	09/07	(m)	40
Akron, OH	—	1,065	—	1,869	—	1,065	1,869	2,934	520	2009	10/08	(m)	40

Quaker Steak & Lube:
Mentor, OH	—	841	2,452	—	—	841	2,452	3,293	470	2009	04/14		35

Quick Quack Car Wash:
Colorado Springs, CO	—	585	390	—	—	585	390	975	279	1978	09/06		20

QuikTrip:
Clive, IA	—	623	557	—	—	623	557	1,180	289	1994	06/05		30
Johnston, IA	—	394	385	—	—	394	385	779	200	1991	06/05		30
Fountain Inn, SC	—	723	3,289	—	—	723	3,289	4,012	419	2015	07/16		35
Charlotte, NC	—	739	3,512	3	—	740	3,514	4,254	384	2016	08/16		40
Marietta, GA	—	1,870	3,795	—	—	1,870	3,795	5,665	399	2016	10/16		40
Alpharetta, GA	—	1,665	3,700	—	—	1,665	3,700	5,365	328	2016	06/17		40
Roswell, GA	—	1,693	3,572	—	—	1,693	3,572	5,265	309	2016	07/17		40
Arvada, CO	—	705	633	—	—	705	633	1,338	64	1996	12/17		30
Concord, NC	—	1,529	3,993	—	—	1,529	3,993	5,522	304	2017	12/17		40

Qwest Corporation Service Center:
Cedar Rapids, IA	—	184	629	143	—	159	772	931	559	1976	06/05		20

Rabobank:
Chico, CA	—	346	—	—	—	346	(e)	346	(e)	(i)	07/12		(e)

Raising Cane's:
Lancaster, OH	—	600	—	1,075	—	600	1,075	1,675	218	2012	01/08	(g)	40
Cincinnati, OH	—	312	898	1,000	—	312	1,000	1,312	24	2002	08/10		40
Sulphur, LA	—	326	1,268	—	—	326	1,268	1,594	352	2009	04/11		35
Hurst, TX	—	763	—	1,309	—	763	1,309	2,072	301	2011	05/11	(m)	40
Fort Worth, TX	—	792	—	1,144	—	792	1,144	1,936	263	2011	06/11	(m)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Plano, TX	—	1,316	—	1,349	—	1,316	1,349	2,665	311	2011	06/11	(m)	40
Pearland, TX	—	774	—	1,255	—	774	1,255	2,029	286	2011	07/11	(m)	40
Addison, TX	—	869	—	1,343	—	869	1,343	2,212	295	2012	10/11	(m)	40
Houston, TX	—	737	—	1,163	—	737	1,163	1,900	258	2012	10/11	(m)	40
Euless, TX	—	1,222	—	1,376	—	1,226	1,376	2,602	311	2011	12/11	(m)	40
Moore, OK	—	762	—	1,153	—	762	1,153	1,915	251	2012	01/12	(m)	40
Rowlett, TX	—	814	—	1,398	—	814	1,398	2,212	296	2012	02/12	(m)	40
Keller, TX	—	833	—	1,265	—	833	1,265	2,098	260	2012	06/12	(m)	40
Omaha, NE	—	1,181	—	1,676	—	1,181	1,676	2,857	334	2013	08/12	(m)	40
McKinney, TX	—	1,443	—	1,255	—	1,443	1,255	2,698	242	2013	11/12	(m)	40
Tulsa, OK	—	1,006	—	1,493	—	1,006	1,493	2,499	290	2013	12/12	(m)	40
Broken Arrow, OK	—	1,267	1,285	—	—	1,267	1,285	2,552	237	2013	04/13		40
Oklahoma City, OK	—	1,217	—	1,312	—	1,217	1,312	2,529	231	2013	06/13	(m)	40
Oklahoma City, OK	—	988	—	1,268	—	988	1,268	2,256	229	2013	06/13	(m)	40
Owasso, OK	—	641	—	1,313	—	641	1,313	1,954	228	2014	09/13	(m)	40
Longview, TX	—	1,020	—	1,488	—	1,020	1,488	2,508	240	2014	02/14	(m)	40
Georgetown, TX	—	1,101	—	1,830	—	1,101	1,830	2,931	288	2014	05/14	(m)	40
Centennial, CO	—	2,083	—	2,217	—	2,083	2,217	4,300	178	2017	04/17	(m)	40

Rallys:
Toledo, OH	—	126	320	—	—	126	320	446	235	1989	07/92		39

RBC Bank:
Altamonte Springs, FL	—	1,316	2,014	—	—	1,316	2,014	3,330	611	2007	05/10		35

Regal Theatre:
Bolingbrook, IL	—	2,937	3,032	1,500	—	2,937	4,532	7,469	1,750	1994	09/07		30

Rite Aid:
Norfolk, VA	—	2,742	1,797	—	—	2,742	1,797	4,539	848	2001	02/02		40
Thorndale, PA	—	2,261	2,472	—	—	2,261	2,472	4,733	1,166	2001	02/02		40
West Mifflin, PA	—	1,402	2,044	—	—	1,402	2,044	3,446	964	1999	02/02		40
Clinton Twp, MI	—	977	1,664	—	—	977	1,664	2,641	377	1998	03/14		30
Dowagiac, MI	—	409	1,609	—	—	409	1,609	2,018	364	1998	03/14		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Rite Care Pharmacy:
Dallas, TX (n)	—	2,407	2,299	320	—	2,407	2,618	5,025	960	1971	06/05		40

RNR Wheels / RNR Tire Express:
Anderson, SC	—	140	815	—	—	140	815	955	150	1996	07/14		35

Road Ranger:
Springfield, IL	—	705	1,500	—	—	705	1,500	2,205	545	1997	06/06		40
Belvidere, IL	—	1,098	1,256	1,257	—	1,098	2,513	3,611	779	1997	06/06		40
Brazil, IN	—	2,199	907	—	—	2,199	907	3,106	330	1990	06/06		40
Cherry Valley, IL	—	1,409	1,897	—	—	1,409	1,897	3,306	690	1991	06/06		40
Cottage Grove, WI	—	2,175	1,733	2	—	2,098	1,733	3,831	630	1990	06/06		40
Decatur, IL	—	815	1,314	—	—	815	1,314	2,129	478	2002	06/06		40
Dekalb, IL	—	747	1,658	—	—	747	1,658	2,405	603	2000	06/06		40
Elk Run Heights, IA	—	1,538	2,470	—	—	1,538	2,470	4,008	898	1989	06/06		40
Lake Station, IN	—	3,172	1,112	—	—	3,172	1,112	4,284	404	1987	06/06		40
Mendota, IL	—	1,218	3,295	—	—	1,218	3,295	4,513	1,002	1996	06/06		40
Oakdale, WI	—	1,844	1,663	—	—	1,844	1,663	3,507	605	1998	06/06		40
Rockford, IL	—	1,094	1,662	—	—	1,093	1,662	2,755	604	1996	06/06		40
Rockford, IL	—	623	1,331	7	—	596	803	1,399	292	2000	06/06		40
Springfield, IL	—	1,795	1,863	—	—	2,211	1,863	4,074	810	1978	06/06		40
Champaign, IL	—	3,241	2,008	—	—	3,241	2,008	5,249	696	2006	02/07		40
DeKalb, IL	—	505	1,503	—	—	505	1,503	2,008	521	2004	02/07		40
Fenton, MO	—	2,584	2,622	—	—	2,584	2,622	5,206	909	2007	02/07		40
Hampshire, IL	—	1,307	1,501	1,629	—	1,307	3,130	4,437	1,062	1988	02/07	(f)	40
Princeton, IL	—	1,141	3,066	—	—	1,141	3,066	4,207	1,064	2003	02/07		40
South Beloit, IL	—	3,824	2,309	—	—	3,824	2,309	6,133	801	2002	02/07		40
Cedar Rapids, IA	—	1,025	984	—	—	1,025	984	2,009	339	1990	03/07		40
Marion, IA	—	737	1,071	—	—	737	1,071	1,808	369	1974	03/07		40
Okawville, IL	—	1,530	1,147	1,034	—	1,536	2,181	3,717	625	1997	08/07		40
Dubuque, IA	—	561	1,941	—	—	561	1,941	2,502	645	2000	09/07		40
Belvidere, IL	—	521	1,053	—	—	521	1,053	1,574	346	2008	09/07	(f)	40
South Beloit, IL	—	1,182	1,324	—	—	1,182	1,324	2,506	435	2008	09/07	(f)	40
Chicago, IL	—	1,350	6,450	—	—	1,350	6,450	7,800	2,182	1970	07/12		25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Bensenville, IL	—	842	3,164	—	—	842	3,164	4,006	611	2002	03/15	30
Loves Park, IL	—	911	2,283	—	—	911	2,283	3,194	378	2010	03/15	35

Roadrunner Markets:
Abingdon, VA	—	820	4,005	—	—	820	4,005	4,825	424	2012	04/17	35
Abingdon, VA	—	261	1,711	—	—	261	1,711	1,972	254	1992	04/17	25
Abingdon, VA	—	542	890	—	—	542	890	1,432	132	1972	04/17	25
Abingdon, VA	—	251	1,817	—	—	251	1,817	2,068	225	2001	04/17	30
Abingdon, VA	—	396	1,479	—	—	396	1,479	1,875	183	1984	04/17	30
Asheville, NC	—	966	1,690	—	—	966	1,690	2,656	251	1983	04/17	25
Asheville, NC	—	995	1,169	—	—	995	1,169	2,164	173	1994	04/17	25
Asheville, NC	—	502	2,154	—	—	502	2,154	2,656	266	1997	04/17	30
Blountville, TN	—	338	3,406	—	—	338	3,406	3,744	505	1968	04/17	25
Blountville, TN	—	242	1,189	—	—	242	1,189	1,431	176	1993	04/17	25
Bluff City, TN	—	174	2,587	—	—	174	2,587	2,761	320	1997	04/17	30
Bristol, TN	—	232	1,006	—	—	232	1,006	1,238	149	1979	04/17	25
Bristol, TN	—	224	272	—	—	224	272	496	34	1997	04/17	30
Bristol, VA	—	203	1,228	—	—	203	1,228	1,431	152	1986	04/17	30
Bristol, VA	—	135	1,151	—	—	135	1,151	1,286	171	1988	04/17	25
Bristol, VA	—	290	2,077	—	—	290	2,077	2,367	308	1986	04/17	25
Bristol, VA	—	174	814	—	—	174	814	988	101	1998	04/17	30
Bristol, VA	—	591	271	—	—	591	271	862	40	1980	04/17	25
Chilhowie, VA	—	213	2,154	—	—	213	2,154	2,367	266	2004	04/17	30
Columbus, NC	—	416	1,286	—	—	416	1,286	1,702	159	1998	04/17	30
Columbus, NC	—	242	1,730	—	—	242	1,730	1,972	257	1994	04/17	25
Elizabethton, TN	—	521	1,642	—	—	521	1,642	2,163	203	1997	04/17	30
Elizabethton, TN	—	174	1,797	—	—	174	1,797	1,971	266	1969	04/17	25
Erwin, TN	—	426	861	—	—	426	861	1,287	128	1989	04/17	25
Erwin, TN	—	425	3,512	—	—	425	3,512	3,937	434	2002	04/17	30
Glade Spring, VA	—	570	3,369	—	—	570	3,369	3,939	500	1991	04/17	25
Gray, TN	—	348	2,114	—	—	348	2,114	2,462	314	1983	04/17	25
Greeneville, TN	—	406	1,565	—	—	406	1,565	1,971	166	2016	04/17	35
Hampton, TN	—	232	2,481	—	—	232	2,481	2,713	307	1998	04/17	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Johnson City, TN	—	1,023	2,181	—	—	1,023	2,181	3,204	270	1996	04/17	30
Johnson City, TN	—	511	3,232	—	—	511	3,232	3,743	400	1998	04/17	30
Johnson City, TN	—	136	900	—	—	136	900	1,036	111	1995	04/17	30
Johnson City, TN	—	358	822	—	—	358	822	1,180	102	1987	04/17	30
Johnson City, TN	—	579	2,133	—	—	579	2,133	2,712	264	2005	04/17	30
Johnson City, TN	—	531	1,343	—	—	531	1,343	1,874	166	1989	04/17	30
Johnson City, TN	—	454	2,008	—	—	454	2,008	2,462	213	2014	04/17	35
Johnson City, TN	—	926	2,914	—	—	926	2,914	3,840	360	1997	04/17	30
Johnson City, TN	—	415	1,459	—	—	415	1,459	1,874	180	2004	04/17	30
Johnson City, TN	—	454	1,025	—	—	454	1,025	1,479	127	1996	04/17	30
Johnson City, TN	—	212	2,153	—	—	212	2,153	2,365	266	2006	04/17	30
Jonesborough, TN	—	145	1,334	—	—	145	1,334	1,479	198	1983	04/17	25
Jonesborough, TN	—	299	2,163	—	—	299	2,163	2,462	201	2010	04/17	40
Jonesborough, TN	—	531	3,107	—	—	531	3,107	3,638	329	2013	04/17	35
Kingsport, TN	—	97	1,382	—	—	97	1,382	1,479	205	1973	04/17	25
Kingsport, TN	—	521	2,336	—	—	521	2,336	2,857	289	1999	04/17	30
Kingsport, TN	—	222	1,257	—	—	222	1,257	1,479	186	1988	04/17	25
Kingsport, TN	—	475	320	—	—	475	320	795	40	1987	04/17	30
Kingsport, TN	—	319	1,160	—	—	319	1,160	1,479	143	2001	04/17	30
Kingsport, TN	—	106	1,623	—	—	106	1,623	1,729	241	1972	04/17	25
Kingsport, TN	—	521	2,683	—	—	521	2,683	3,204	398	1993	04/17	25
Kingsport, TN	—	214	282	—	—	214	282	496	42	1979	04/17	25
Kingsport, TN	—	107	534	—	—	107	534	641	79	1976	04/17	25
Kingsport, TN	—	415	1,555	—	—	415	1,555	1,970	231	1983	04/17	25
Kingsport, TN	—	359	455	—	—	359	455	814	56	1997	04/17	30
Kingsport, TN	—	463	1,999	—	—	463	1,999	2,462	212	2016	04/17	35
Kingsport, TN	—	97	891	—	—	97	891	988	132	1979	04/17	25
Landrum, SC	—	676	4,005	—	—	676	4,005	4,681	495	1999	04/17	30
Lebanon, VA	—	222	1,749	—	—	222	1,749	1,971	259	1989	04/17	25
Lebanon, VA	—	155	1,084	—	—	155	1,084	1,239	134	1998	04/17	30
Marion, VA	—	550	2,501	—	—	550	2,501	3,051	371	1994	04/17	25
Morristown, TN	—	242	601	—	—	242	601	843	89	1976	04/17	25
Morristown, TN	—	116	727	—	—	116	727	843	108	1974	04/17	25
Morristown, TN	—	280	1,449	—	—	280	1,449	1,729	215	1976	04/17	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Piney Flats, TN	—	463	2,191	—	—	463	2,191	2,654	271	1983	04/17	30
Rural Retreat, VA	—	319	2,540	—	—	319	2,540	2,859	377	1991	04/17	25
Waynesville, NC	—	261	2,395	—	—	261	2,395	2,656	296	1997	04/17	30

Robbins Diamonds:
Newark, DE	—	636	1,273	38	—	629	1,311	1,940	839	1994	12/94	40

Ross Dress for Less:
Coral Gables, FL	—	1,782	1,661	380	—	1,782	2,041	3,823	1,010	1994	06/96	38
Lodi, CA	—	614	1,415	—	—	614	1,415	2,029	609	1984	03/99	40

Ruby Tuesday:
Americus, GA	—	371	832	—	—	371	832	1,203	84	2007	12/17	30
Ashland, KY	—	623	1,084	—	—	623	1,084	1,707	110	2003	12/17	30
Athens, AL	—	895	308	—	—	895	308	1,203	31	2005	12/17	30
Austintown, OH	—	244	1,265	—	—	244	1,265	1,509	128	2003	12/17	30
Bedford, VA	—	696	606	—	—	696	606	1,302	61	2006	12/17	30
Big Rapids, MI	—	452	958	—	—	452	958	1,410	97	2006	12/17	30
Branson, MO	—	597	822	—	—	597	822	1,419	100	1994	12/17	25
Columbia, MD	—	1,760	244	—	—	1,760	244	2,004	30	1994	12/17	25
Concord, NC	—	778	425	—	—	778	425	1,203	43	2003	12/17	30
Edinburgh, IN	—	533	1,210	—	—	533	1,210	1,743	123	2005	12/17	30
Farmville, VA	—	461	742	—	—	461	742	1,203	75	2005	12/17	30
Fayetteville, NC	—	370	1,436	—	—	370	1,436	1,806	146	2000	12/17	30
Florence, SC	—	406	1,400	—	—	406	1,400	1,806	142	2002	12/17	30
Fuquay-Varina, NC	—	606	804	—	—	606	804	1,410	82	2003	12/17	30
Hopewell, VA	—	632	976	—	—	632	976	1,608	99	2005	12/17	30
Indianapolis, IN	—	877	326	—	—	877	326	1,203	28	2007	12/17	35
Inverness, FL	—	587	1,219	—	—	587	1,219	1,806	106	2006	12/17	35
Jacksonville, FL	—	833	244	—	—	833	244	1,077	25	2003	12/17	30
Kingsland, GA	—	1,066	641	—	—	1,066	641	1,707	65	2006	12/17	30
Leeds, AL	—	280	923	—	—	280	923	1,203	94	1999	12/17	30
Lincoln, NE	—	361	1,445	—	—	361	1,445	1,806	146	2002	12/17	30
New Bern, NC	—	470	832	—	—	470	832	1,302	84	2005	12/17	30
New Port Richey, FL	—	461	841	—	—	461	841	1,302	85	2001	12/17	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
North Platte, NE	—	515	1,093	—	—	515	1,093	1,608	95	2007	12/17		35
Orangeburg, SC	—	605	1,399	—	—	605	1,399	2,004	142	2001	12/17		30
Roanoke, VA	—	606	804	—	—	606	804	1,410	82	2001	12/17		30
Royal Palm Beach, FL	—	994	416	—	—	994	416	1,410	42	2002	12/17		30
St. Augustine, FL	—	1,255	551	—	—	1,255	551	1,806	56	2004	12/17		30
Terre Haute, IN	—	371	832	—	—	371	832	1,203	84	2006	12/17		30
Troy, AL	—	226	1,184	—	—	226	1,184	1,410	120	2004	12/17		30
Vidalia, GA	—	407	1,201	—	—	407	1,201	1,608	122	1998	12/17		30
Warsaw, IN	—	524	778	—	—	524	778	1,302	79	1999	12/17		30
Waterville, ME	—	145	1,463	—	—	145	1,463	1,608	148	2002	12/17		30
Zephyrhills, FL	—	849	957	—	—	849	957	1,806	97	2005	12/17		30

Ruby's Place:
Swansea, IL	—	46	133	87	—	46	220	266	68	1997	12/01	(g)	40

Sally Beauty Supply:
Lapeer, MI	—	33	167	—	—	33	163	196	54	2007	10/05		40

Salons by JC:
Buford, GA	—	539	1,421	373	—	539	1,798	2,337	651	2003	07/04	(g)	40

Saltgrass Steakhouse:
San Marcos, TX	—	837	1,453	2,279	—	837	3,733	4,570	618	2000	11/06		40
Beaumont, TX	—	558	—	2,336	—	901	1,819	2,720	529	1975	09/10	(m)	30
San Antonio, TX	—	1,280	—	853	—	1,280	853	2,133	195	2011	08/11	(m)	40
Cypress, TX	—	1,071	—	1,886	—	1,071	1,886	2,957	399	2012	03/12	(m)	40
Midland, TX	—	837	2,073	—	—	837	2,073	2,910	447	1998	01/13		35
Port Arthur, TX	—	890	—	2,049	—	890	2,049	2,939	356	2014	08/13	(m)	40
McAllen, TX	—	1,390	—	1,148	—	1,393	1,146	2,539	217	2007	12/13	(m)	35
College Station, TX	—	934	—	2,076	—	934	2,076	3,010	327	2014	04/14	(m)	40
Lewisville, TX	—	1,268	—	2,456	—	1,268	2,456	3,724	312	2015	11/14	(m)	40
Waco, TX	—	730	—	2,321	—	730	2,321	3,051	307	2015	12/14	(m)	40
Odessa, TX	—	1,000	—	2,410	—	1,000	2,410	3,410	304	2015	01/15	(m)	40
Lubbock, TX	—	1,025	—	2,251	—	1,025	2,251	3,276	265	2016	10/15	(m)	40
Baytown, TX	—	1,208	—	2,455	—	1,208	2,455	3,663	243	2017	07/16	(m)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Corpus Christi, TX	—	1,008	—	2,580	—	1,008	2,580	3,588	298	2016	09/16	(m)	35
Tyler, TX	—	1,622	—	2,615	—	1,622	2,615	4,237	231	2017	10/16	(m)	40
Oklahoma City, OK	—	853	—	2,359	—	853	2,359	3,212	252	1996	06/17	(o)	30
Pasadena, TX	—	1,498	—	2,783	—	1,498	2,783	4,281	212	2017	07/17	(m)	40
Little Rock, AR	—	1,140	—	2,606	—	1,140	2,606	3,746	187	2017	08/17	(m)	40
Sherwood, AR	—	1,166	—	2,666	—	1,166	2,666	3,832	181	2018	09/17	(m)	40
Tulsa, OK	—	1,327	—	2,832	—	1,327	2,832	4,159	168	2018	01/18	(m)	40
Hoover, AL	—	911	—	2,489	—	911	2,489	3,400	157	2003	03/18	(o)	35
Covington, LA	—	1,185	—	2,908	—	1,185	2,908	4,093	118	2018	04/18	(m)	40
The Colony, TX	—	1,549	—	2,937	—	1,549	2,937	4,486	144	2019	05/18	(m)	40

Savers Thrift Superstore:
Fairview Heights, IL	—	1,258	2,623	246	—	1,258	2,869	4,127	1,054	1980	10/05	(g)	40

Schlotzsky's Deli:
Phoenix, AZ	—	706	315	—	—	706	315	1,021	150	1995	12/01		40
Scottsdale, AZ	—	717	311	—	—	686	311	997	148	1995	12/01		40

Scotchman:
Hudson, NC	—	512	2,485	—	—	512	2,485	2,997	252	2002	12/17		30
Kings Mountain, NC	—	533	1,985	—	—	533	1,985	2,518	201	1999	12/17		30
Rock Hill, SC	—	319	1,588	—	—	319	1,588	1,907	193	1992	12/17		25
Rutherfordton, NC	—	213	1,839	—	—	213	1,839	2,052	186	1999	12/17		30
Rutherfordton, NC	—	349	2,160	—	—	349	2,160	2,509	263	1990	12/17		25
Shelby, NC	—	320	2,189	—	—	320	2,189	2,509	266	1994	12/17		25
Shelby, NC	—	184	1,783	—	—	184	1,783	1,967	217	1990	12/17		25

Season's 52:
Schaumburg, IL	—	2,065	1,311	—	—	2,065	(i)	2,065	(i)	(i)	12/01		(i)

Service First Automotive:
Katy, TX	—	1,370	2,704	—	—	1,370	2,704	4,074	138	2018	12/18		40
Spring, TX	—	1,860	2,716	—	—	1,860	2,716	4,576	139	2018	12/18		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Service King:
The Colony, TX	—	2,135	3,819	—	—	2,135	3,819	5,954	362	2016	03/17	40
Alsip, IL	—	300	689	—	—	300	689	989	36	1967	03/20	15
Chicago Heights, IL	—	209	957	—	—	209	957	1,166	38	1993	03/20	20
Highland, IN	—	454	838	—	—	454	838	1,292	44	1977	03/20	15
Orland Park, IL	—	172	1,578	—	—	172	1,578	1,750	50	2002	03/20	25
Schererville, IN	—	321	1,947	—	—	321	1,947	2,268	77	1996	03/20	20
Tinley Park, IL	—	127	1,405	—	—	127	1,405	1,532	44	1978	03/20	25

Shell:
Glendale, AZ	—	1,817	2,415	126	—	1,817	2,541	4,358	888	2001	05/08	40
Peoria, AZ	—	860	1,117	114	—	860	1,231	2,091	585	1987	05/08	30

Shop-a-Snak:
Bessemer, AL	—	564	742	—	—	564	742	1,306	271	2002	05/06	40
Chelsea, AL	—	391	628	—	—	391	628	1,019	229	1981	05/06	40
Jasper, AL	—	551	747	—	—	551	747	1,298	273	1998	05/06	40
Birmingham, AL	—	446	672	—	—	446	672	1,118	246	1989	05/06	40
Birmingham, AL	—	439	704	—	—	439	704	1,143	257	1989	05/06	40
Birmingham, AL	—	361	744	—	—	361	744	1,105	272	1989	05/06	40
Homewood, AL	—	468	657	—	—	468	657	1,125	240	1990	05/06	40
Hoover, AL	—	713	865	—	—	713	865	1,578	316	1998	05/06	40
Hoover, AL	—	764	1,157	—	—	663	1,157	1,820	423	2005	05/06	40
Hoover, AL	—	490	769	—	—	444	769	1,213	281	1992	05/06	40
Trussville, AL	—	272	542	—	—	256	542	798	198	1992	05/06	40
Tuscaloosa, AL	—	525	463	—	—	525	463	988	169	1991	05/06	40
Tuscaloosa, AL	—	432	559	—	—	432	559	991	205	1991	05/06	40
Tuscaloosa, AL	—	386	733	—	—	386	733	1,119	268	1991	05/06	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Showtime Auto:
Essexville, MI	—	113	113	—	—	113	113	226	56	1974	02/11		20

Skechers:
Sioux Falls, SD	—	207	1,490	788	—	207	2,278	2,485	437	1985	12/12		30

Sleep Number:
Tucson, AZ	—	906	—	1,271	—	906	1,271	2,177	187	2015	11/14	(m)	40
Billings, MT	—	708	—	1,086	—	708	1,086	1,794	110	2016	08/16	(m)	40
Dublin, OH	—	333	—	1,809	—	333	1,809	2,142	106	2014	09/18	(o)	35

Sleepy's:
Bay Shore, NY	—	674	1,907	—	—	674	1,907	2,581	340	1985	07/16		25
Bridgehampton, NY	—	1,819	2,283	—	—	1,819	2,283	4,102	339	2003	07/16		30
Dickson City, PA	—	509	3,563	—	—	509	3,563	4,072	529	1998	07/16		30
Farmingdale, NY	—	522	2,021	—	—	522	2,021	2,543	360	1999	07/16		25
Hasbrouck Heights, NJ	—	609	989	—	—	609	989	1,598	176	1965	07/16		25
Huntington Station, NY	—	437	1,766	—	—	437	1,766	2,203	315	1990	07/16		25
Ledgewood, NJ	—	456	1,312	—	—	456	1,312	1,768	234	1981	07/16		25
Middletown, NY	—	351	3,232	—	—	351	3,232	3,583	576	1977	07/16		25
Montgomeryville, PA	—	283	3,084	—	—	283	3,084	3,367	550	1988	07/16		25
Old Saybrook, CT	—	691	3,595	—	—	691	3,595	4,286	801	1929	07/16		20
Rockville Centre, NY	—	732	951	—	—	732	951	1,683	212	1925	07/16		20
Somers Point, NJ	—	313	1,691	—	—	313	1,691	2,004	251	2004	07/16		30
Watchung, NJ	—	587	2,662	—	—	587	2,662	3,249	475	1981	07/16		25
Waterford, CT	—	615	2,736	—	—	615	2,736	3,351	488	1976	07/16		25
Whitehall, PA	—	218	1,177	—	—	218	1,177	1,395	175	2002	07/16		30

Sonic:
Athens, AL	—	275	672	—	—	275	672	947	81	1996	05/17		30
Auburn, AL	—	360	804	—	—	360	804	1,164	97	2002	05/17		30
Auburn, AL	—	379	710	—	—	379	710	1,089	86	1996	05/17		30
Bedford, VA	—	256	550	—	—	256	550	806	57	2007	05/17		35
Bristol, TN	—	237	569	—	—	237	569	806	69	2001	05/17		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Columbus, GA	—	502	303	—	—	502	303	805	37	2001	05/17	30
Columbus, GA	—	341	531	—	—	341	531	872	64	1997	05/17	30
Dandridge, TN	—	142	730	—	—	142	730	872	88	2002	05/17	30
Danville, VA	—	331	691	—	—	331	691	1,022	72	2008	05/17	35
Decatur, AL	—	237	710	—	—	237	710	947	86	1998	05/17	30
Florence, AL	—	265	824	—	—	265	824	1,089	100	1997	05/17	30
Florence, AL	—	388	559	—	—	388	559	947	68	2001	05/17	30
Greeneville, TN	—	180	692	—	—	180	692	872	100	1990	05/17	25
Hampton Cove, AL	—	483	681	—	—	483	681	1,164	71	2006	05/17	35
Huntsville, AL	—	332	616	—	—	332	616	948	74	1999	05/17	30
Huntsville, AL	—	398	625	—	—	398	625	1,023	65	2005	05/17	35
Huntsville, AL	—	246	701	—	—	246	701	947	102	1992	05/17	25
Huntsville, AL	—	218	871	—	—	218	871	1,089	90	2008	05/17	35
Huntsville, AL	—	275	814	—	—	275	814	1,089	98	2001	05/17	30
Johnson City, TN	—	379	493	—	—	379	493	872	71	1994	05/17	25
Kingsport, TN	—	322	550	—	—	322	550	872	66	2000	05/17	30
Knoxville, TN	—	227	824	—	—	227	824	1,051	119	1987	05/17	25
Lanett, AL	—	322	550	—	—	322	550	872	66	1997	05/17	30
Madison, AL	—	454	634	—	—	454	634	1,088	77	2000	05/17	30
Madison, AL	—	303	720	—	—	303	720	1,023	87	1996	05/17	30
Marion, VA	—	95	852	—	—	95	852	947	103	1997	05/17	30
Millbrook, AL	—	549	540	—	—	549	540	1,089	65	2005	05/17	30
Montgomery, AL	—	729	360	—	—	729	360	1,089	37	2005	05/17	35
Montgomery, AL	—	227	644	—	—	227	644	871	78	1999	05/17	30
Morristown, TN	—	123	607	—	—	123	607	730	88	1977	05/17	25
Morristown, TN	—	275	597	—	—	275	597	872	87	1985	05/17	25
Moulton, AL	—	379	710	—	—	379	710	1,089	86	2005	05/17	30
Muscle Shoals, AL	—	208	880	—	—	208	880	1,088	106	1995	05/17	30
Newport, TN	—	142	664	—	—	142	664	806	80	2000	05/17	30
North Tazewell, VA	—	114	758	—	—	114	758	872	92	1993	05/17	30
Norton, VA	—	133	739	—	—	133	739	872	77	2007	05/17	35
Opelika, AL	—	663	360	—	—	663	360	1,023	43	2006	05/17	30
Phenix City, AL	—	322	701	—	—	322	701	1,023	85	1997	05/17	30
Prattville, AL	—	388	634	—	—	388	634	1,022	77	1994	05/17	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Roanoke, VA	—	265	757	—	—	265	757	1,022	78	2006	05/17		35
Rogersville, TN	—	57	815	—	—	57	815	872	98	1996	05/17		30
Sevierville, TN	—	436	511	—	—	436	511	947	74	1988	05/17		25
Chatsworth, GA	—	118	1,322	—	—	118	1,322	1,440	99	1998	02/19		25
Chattanooga, TN	—	306	1,155	—	—	306	1,155	1,461	72	2003	02/19		30
Chattanooga, TN	—	355	1,341	—	—	355	1,341	1,696	84	2000	02/19		30
Chattanooga, TN	—	286	1,047	—	—	286	1,047	1,333	78	1998	02/19		25
Chattanooga, TN	—	237	1,411	—	—	237	1,411	1,648	106	1997	02/19		25
Dalton, GA	—	237	712	—	—	237	712	949	45	2000	02/19		30

Sonic Automotive:
Charlotte, NC	—	3,619	4,854	—	—	3,619	4,854	8,473	1,653	1996	05/07		40

Sonny's BBQ:
Alachua, FL	—	536	2,144	—	—	536	2,144	2,680	118	1983	08/19		25
Belleview, FL	—	124	2,202	—	—	124	2,202	2,326	101	2001	08/19		30
Bushnell, FL	—	479	1,857	—	—	479	1,857	2,336	85	2003	08/19		30
Jacksonville, FL	—	1,100	1,770	—	—	1,100	1,770	2,870	81	2002	08/19		30
Jacksonville, FL	—	880	1,952	—	—	880	1,952	2,832	89	2004	08/19		30
Ocala, FL	—	660	2,841	—	—	660	2,841	3,501	130	1987	08/19		30
Ocala, FL	—	507	2,593	—	—	507	2,593	3,100	143	1977	08/19		25
Orange Park, FL	—	287	2,345	—	—	287	2,345	2,632	129	1976	08/19		25
Spring Hill, FL	—	689	2,373	—	—	689	2,373	3,062	130	1997	08/19		25

Southern Cove Outfitters:
Valdosta, GA	—	391	806	—	—	391	806	1,197	426	1999	01/99	(f)	40

Sparkling Image:
Bakersfield, CA	—	2,798	5,260	22	—	1,781	284	2,065	270	1997	03/08		35
Bakersfield, CA	—	3,363	3,288	—	—	3,363	3,288	6,651	1,052	2002	03/08		40
Bakersfield, CA	—	2,564	4,465	2,178	—	2,564	6,643	9,207	2,702	1988	03/08		30
Bakersfield, CA	—	3,346	6,016	—	—	3,346	6,016	9,362	2,195	1998	03/08		35
Bakersfield, CA	—	3,664	3,709	11	—	3,664	3,721	7,385	1,359	1994	03/08		35
Bakersfield, CA	—	2,043	3,520	40	—	2,043	719	2,762	398	1988	03/08		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
San Fernando, CA	—	6,630	2,706	47	—	6,630	2,753	9,383	1,177	1988	03/08		30
Ventura, CA	—	5,590	4,431	94	—	5,590	4,526	10,116	1,444	2001	03/08		40
Ventura, CA	—	6,253	4,560	207	—	5,813	4,767	10,580	1,734	1994	03/08		35

Spec's Liquor and Fine Foods:
Corpus Christi, TX	—	768	841	601	—	768	1,442	2,210	869	1967	11/93		40
Coffee City, TX	—	1,330	3,858	—	—	1,330	3,858	5,188	1,531	1996	02/05		40

Speedy Cash:
Knoxville, TN	—	324	779	4	—	324	782	1,106	127	2014	04/15		35
Chicago, IL	—	317	859	—	—	317	859	1,176	118	2014	03/16		35

Spencer’s Air Conditioning & Appliance:
Glendale, AZ	—	342	982	—	—	342	982	1,324	527	1999	12/98	(g)	40

Staples:
Memphis, TN (n)	—	931	2,210	—	—	931	2,210	3,141	434	2011	02/14		35

Starplex Theatre:
Southington, CT	—	1,346	—	4,263	—	1,346	4,263	5,609	931	1993	05/14	(o)	30

Steak N Shake:
Munhall, PA	—	688	727	—	—	688	727	1,415	188	2002	07/14		25
South Bend, IN	—	447	1,238	—	—	447	1,238	1,685	266	2004	07/14		30

Sterling Collision:
Lombard, IL	—	622	1,714	—	—	622	1,714	2,336	551	1997	12/12		25

Stone Mountain Chevrolet:
Lilburn, GA (n)	—	3,027	4,685	—	—	3,027	4,685	7,712	1,918	2004	08/04		40

Stop N Go:
Grand Prairie, TX	—	421	685	—	—	421	685	1,106	326	1986	12/01		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Stripes:
Laredo, TX (n)	—	459	460	—	—	459	460	919	173	1983	12/05	40
Lawton, OK (n)	—	697	964	—	—	649	964	1,613	363	1984	12/05	40
Wichita Falls, TX (n)	—	440	751	—	—	440	751	1,191	283	1984	12/05	40
Wichita Falls, TX (n)	—	484	828	—	—	484	828	1,312	311	1983	12/05	40
Wichita Falls, TX (n)	—	905	1,351	—	—	905	1,351	2,256	508	2000	12/05	40
Monahans, TX (n)	—	2,628	2,973	—	—	2,628	2,973	5,601	976	1996	11/07	40
Odessa, TX (n)	—	2,633	3,199	—	—	2,633	3,199	5,832	1,050	2006	11/07	40
San Angelo, TX (n)	—	194	471	—	—	194	471	665	155	1998	11/07	40
Harlingen, TX (n)	—	329	935	—	—	329	935	1,264	404	1980	01/08	30
Houston, TX (n)	—	696	1,458	—	—	696	1,458	2,154	439	2008	12/08	40
Lubbock, TX (n)	—	671	1,612	—	—	671	1,612	2,283	485	2007	12/08	40
Corpus Christi, TX	—	661	2,624	—	—	661	2,624	3,285	798	1999	11/11	30
Corpus Christi, TX	—	412	2,356	—	—	412	2,356	2,768	717	1999	11/11	30
Corpus Christi, TX	—	450	1,370	—	—	450	1,370	1,820	417	1996	11/11	30
Harlingen, TX	—	230	2,356	—	—	230	2,356	2,586	717	2000	11/11	30
Laredo, TX	—	335	2,509	—	—	335	2,509	2,844	763	1999	11/11	30
Laredo, TX	—	421	3,016	—	—	421	3,016	3,437	917	1998	11/11	30
Laredo, TX	—	441	1,935	—	—	441	1,935	2,376	504	2002	11/11	35
Laredo, TX	—	938	5,829	—	—	938	5,829	6,767	1,773	1995	11/11	30
Mercedes, TX	—	556	1,523	—	—	556	1,523	2,079	463	1998	11/11	30
Portland, TX	—	488	4,710	—	—	488	4,710	5,198	1,432	1999	11/11	30
Rockport, TX	—	660	4,269	—	—	660	4,269	4,929	1,113	2008	11/11	35
San Juan, TX	—	565	1,179	—	—	565	1,179	1,744	359	1999	11/11	30

Sunbelt Rentals:
Dayton, OH	—	391	1,223	—	—	391	1,223	1,614	304	2008	04/12	35
Shepherdsville, KY	—	516	1,577	—	—	516	1,577	2,093	392	2009	04/12	35

Sunoco:
Arnold, MD	—	417	581	—	—	417	581	998	149	1993	04/13	30
Baltimore, MD	—	542	2,054	—	—	542	2,054	2,596	528	1998	04/13	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Baltimore, MD	—	523	2,809	—	—	523	2,809	3,332	866	1982	04/13	25
Baltimore, MD	—	368	1,647	—	—	368	1,647	2,015	423	1996	04/13	30
Baltimore, MD	—	455	2,122	—	—	455	2,122	2,577	654	1980	04/13	25
Baltimore, MD	—	310	1,686	—	—	310	1,686	1,996	371	2004	04/13	35
Baltimore, MD	—	620	1,279	—	—	620	1,279	1,899	329	1989	04/13	30
Baltimore, MD	—	271	1,482	—	—	271	1,482	1,753	457	1968	04/13	25
Bel Air, MD	—	1,376	620	—	—	1,376	620	1,996	159	1994	04/13	30
Bethesda, MD	—	1,414	1,347	—	—	1,414	1,347	2,761	415	1971	04/13	25
Chantilly, VA	—	1,472	1,831	—	—	1,472	1,831	3,303	565	1966	04/13	25
Dale City, VA	—	639	2,461	—	—	639	2,461	3,100	632	1992	04/13	30
Dumfries, VA	—	387	2,364	—	—	387	2,364	2,751	607	1999	04/13	30
Edgewood, MD	—	823	2,073	—	—	823	2,073	2,896	639	1985	04/13	25
Frederick, MD	—	940	1,860	—	—	940	1,860	2,800	478	1996	04/13	30
Gaithersburg, MD	—	1,027	2,073	—	—	1,027	2,073	3,100	639	1982	04/13	25
Glen Burnie, MD	—	804	1,647	—	—	804	1,647	2,451	423	1994	04/13	30
Herndon, VA	—	707	1,792	—	—	707	1,792	2,499	460	1989	04/13	30
Joppa, MD	—	862	174	—	—	862	174	1,036	54	1987	04/13	25
Manassas, VA	—	1,230	1,521	—	—	1,230	1,521	2,751	391	1991	04/13	30
Manassas, VA	—	746	1,434	—	—	746	1,434	2,180	368	1993	04/13	30
Odenton, MD	—	668	2,780	—	—	668	2,780	3,448	714	2000	04/13	30
Owings Mills, MD	—	1,337	911	—	—	1,337	911	2,248	234	1994	04/13	30
Parkton, MD	—	397	2,151	—	—	397	2,151	2,548	553	1993	04/13	30
Pasadena, MD	—	407	1,492	—	—	407	1,492	1,899	383	1989	04/13	30
Pasadena, MD	—	591	2,509	—	—	579	2,509	3,088	645	1997	04/13	30
Perryville, MD	—	601	3,778	—	—	601	3,778	4,379	971	1990	04/13	30
Randallstown, MD	—	746	1,715	—	—	746	1,715	2,461	441	1995	04/13	30
Reisterstown, MD	—	649	2,354	—	—	649	2,354	3,003	605	1995	04/13	30
Rockville, MD	—	1,996	2,054	—	—	1,996	2,054	4,050	633	1971	04/13	25
Severn, MD	—	765	3,139	—	—	765	3,139	3,904	806	1987	04/13	30
Sterling, VA	—	1,356	1,095	—	—	1,356	1,095	2,451	281	1997	04/13	30
Sterling, VA	—	1,540	2,461	—	—	1,540	2,461	4,001	632	1998	04/13	30
Timonium, MD	—	1,356	1,598	—	—	1,356	1,598	2,954	493	1981	04/13	25
Towson, MD	—	630	2,771	—	—	630	2,771	3,401	854	1988	04/13	25
Woodbridge, VA	—	678	2,664	—	—	678	2,664	3,342	821	1988	04/13	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Sunshine Energy:
Kansas City, MO	—	517	720	—	—	517	720	1,237	330	1993	07/09	25

SunTrust:
Alexandria, VA	—	2,735	732	—	—	2,735	732	3,467	368	1969	06/13	15
Alpharetta, GA	—	1,625	1,366	—	—	1,625	1,366	2,991	515	1991	06/13	20
Alpharetta, GA	—	1,056	1,425	—	—	1,056	1,425	2,481	358	2005	06/13	30
Atlanta, GA	—	2,130	1,623	—	—	2,130	1,623	3,753	612	1976	06/13	20
Augusta, GA	—	865	872	—	—	865	872	1,737	657	1972	06/13	10
Black Mountain, NC	—	780	655	—	—	780	655	1,435	655	1943	06/13	5
Bladensburg, MD	—	1,528	1,538	—	—	1,528	1,538	3,066	387	1946	06/13	30
Bradenton, FL	—	437	1,251	—	—	429	1,251	1,680	315	1980	06/13	30
Chattanooga, TN	—	260	374	—	—	260	374	634	374	1981	06/13	5
Chattanooga, TN	—	336	341	—	—	336	341	677	341	1974	06/13	5
Conyers, GA	—	366	501	—	—	366	501	867	378	1986	06/13	10
Daytona Beach Shores, FL	—	318	720	—	—	318	720	1,038	217	1982	06/13	25
Deland, FL	—	270	1,296	—	—	270	1,296	1,566	326	1993	06/13	30
Duluth, GA	—	851	845	—	—	851	845	1,696	319	1992	06/13	20
Edgewater, FL	—	419	1,417	—	—	419	1,417	1,836	356	1986	06/13	30
Greenacres City, FL	—	1,395	1,533	—	—	1,395	1,533	2,928	385	1988	06/13	30
Greensboro, NC	—	516	394	—	—	430	394	824	394	1980	06/13	5
Hialeah, FL	—	2,578	1,149	—	—	2,578	1,149	3,727	867	1978	06/13	10
Huntersville, NC	—	177	830	—	—	177	830	1,007	250	1998	06/13	25
Jacksonville, FL	—	938	926	—	—	938	926	1,864	349	1979	06/13	20
Jacksonville, FL	—	674	821	—	—	674	821	1,495	248	1987	06/13	25
Jupiter, FL	—	1,035	1,327	—	—	1,035	1,327	2,362	286	1998	06/13	35
Kannapolis, NC	—	850	834	—	—	850	834	1,684	834	1906	06/13	5
Kernersville, NC	—	284	708	—	—	284	708	992	356	1990	06/13	15
Lady Lake, FL	—	340	1,355	—	—	340	1,355	1,695	341	1996	06/13	30
Lake City, TN	—	326	514	—	—	326	514	840	514	1958	06/13	5
Largo, FL	—	258	643	—	—	258	643	901	243	1979	06/13	20
Lawrenceville, GA	—	657	1,764	—	—	657	1,764	2,421	1,330	1985	06/13	10
Lightfoot, VA	—	2,735	732	—	—	2,735	732	3,467	368	1969	06/13	15
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Marietta, GA	—	617	714	—	—	617	714	1,331	539	1974	06/13	10
Mechanicsville, VA	—	343	493	—	—	343	493	836	493	1965	06/13	5
Murfreesboro, TN	—	276	554	—	—	276	554	830	278	1989	06/13	15
N Miami Beach, FL	—	915	497	—	—	915	497	1,412	250	1986	06/13	15
Nashville, TN	—	438	1,295	—	—	438	1,295	1,733	325	1994	06/13	30
Nashville, TN	—	627	639	—	—	627	639	1,266	482	1972	06/13	10
New Port Richey, FL	—	463	1,178	—	—	463	1,178	1,641	355	1998	06/13	25
Norcross, GA	—	789	663	—	—	789	663	1,452	333	1986	06/13	15
Orlando, FL	—	801	1,135	—	—	801	1,135	1,936	428	1993	06/13	20
Palm Harbor, FL	—	532	384	—	—	532	384	916	290	1983	06/13	10
Punta Gorda, FL	—	1,483	1,330	—	—	1,483	1,330	2,813	501	1972	06/13	20
Richmond, VA	—	283	245	—	—	283	245	528	245	1973	06/13	5
Richmond, VA	—	263	563	—	—	263	563	826	425	1981	06/13	10
Richmond, VA	—	398	673	—	—	398	673	1,071	673	1972	06/13	5
Roanoke, VA	—	264	256	—	—	264	256	520	256	1973	06/13	5
Roxboro, NC	—	452	918	—	—	452	918	1,370	462	1983	06/13	15
Sebastian, FL	—	438	856	—	—	438	856	1,294	323	1987	06/13	20
South Boston, VA	—	221	1,441	—	—	221	1,441	1,662	543	1975	06/13	20
Spartanburg, SC	—	435	372	—	—	435	372	807	281	1921	06/13	10
Spring Hill, FL	—	460	1,102	—	—	460	1,102	1,562	1,102	1973	06/13	5
Spring Hill, FL	—	631	1,950	—	—	631	1,950	2,581	490	1988	06/13	30
Sun City Center, FL	—	568	3,671	—	—	568	3,671	4,239	791	1971	06/13	35
Tucker, GA	—	395	1,208	—	—	395	1,208	1,603	455	1971	06/13	20
Virginia Beach, VA	—	326	366	—	—	326	366	692	276	1985	06/13	10

Superior Petroleum:
Midway, PA	—	311	708	—	—	311	708	1,019	353	1990	01/06	30

Supervalu:
Maple Heights, OH	—	1,035	2,874	—	—	1,035	2,874	3,909	1,716	1985	02/97	40

Sweet Berries Cafe:
Sherman, TX	—	233	126	24	—	233	150	383	106	1969	09/06	20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Taco Bell:
Ocala, FL	—	275	755	—	—	275	755	1,030	359	2001	12/01	40
Phoenix, AZ	—	594	283	—	—	594	283	877	135	1995	12/01	40
Bedford, IN	—	797	937	—	—	797	937	1,734	343	1989	05/06	40
Columbus, IN	—	690	1,213	—	—	690	1,213	1,903	443	2005	05/06	40
Columbus, IN	—	1,257	2,055	—	—	1,257	2,055	3,312	751	1990	05/06	40
Evansville, IN	—	221	828	—	—	221	828	1,049	303	2003	05/06	40
Evansville, IN	—	308	1,301	—	—	308	1,301	1,609	475	2000	05/06	40
Evansville, IN	—	524	1,815	—	—	524	1,815	2,339	664	2005	05/06	40
Fishers, IN	—	990	486	—	—	990	486	1,476	178	1998	05/06	40
Greensburg, IN	—	648	1,079	—	—	648	1,079	1,727	395	1998	05/06	40
Indianapolis, IN	—	1,032	1,650	—	—	1,032	1,650	2,682	603	2004	05/06	40
Indianapolis, IN	—	547	703	—	—	547	703	1,250	257	2004	05/06	40
Madisonville, KY	—	682	1,193	—	—	682	1,193	1,875	436	1999	05/06	40
Owensboro, KY	—	639	1,326	—	—	639	1,326	1,965	485	2005	05/06	40
Shelbyville, IN	—	670	1,756	—	—	670	1,756	2,426	642	1998	05/06	40
Speedway, IN	—	408	1,426	—	—	408	1,426	1,834	521	2003	05/06	40
Terre Haute, IN	—	1,037	1,656	—	—	1,037	1,656	2,693	605	2003	05/06	40
Terre Haute, IN	—	1,314	2,249	—	—	1,314	2,249	3,563	822	2003	05/06	40
Vincennes, IN	—	502	880	—	—	502	880	1,382	322	2004	05/06	40
Hialeah, FL	—	263	69	—	—	263	(i)	263	(i)	(i)	09/06	(i)
Anderson, SC	—	176	436	—	—	176	436	612	146	2000	12/10	30
Anderson, SC	—	273	820	—	—	273	820	1,093	329	1989	12/10	25
Asheville, NC	—	408	732	—	—	408	732	1,140	294	1992	12/10	25
Asheville, NC	—	252	483	—	—	252	483	735	194	1993	12/10	25
Black Mountain, NC	—	149	313	—	—	149	313	462	126	1992	12/10	25
Blue Ridge, GA	—	276	553	—	—	276	553	829	222	1992	12/10	25
Cedartown, GA	—	353	890	—	—	353	890	1,243	358	1990	12/10	25
Duncan, SC	—	280	483	—	—	280	483	763	162	1999	12/10	30
Easley, SC	—	444	818	—	—	444	818	1,262	329	1991	12/10	25
Fort Payne, AL	—	362	533	—	—	362	533	895	214	1989	12/10	25
Franklin, NC	—	472	687	—	—	472	687	1,159	276	1992	12/10	25
Gaffney, SC	—	388	940	—	—	388	940	1,328	315	1998	12/10	30
Greenville, SC	—	169	330	—	—	169	330	499	133	1990	12/10	25
Greenville, SC	—	414	810	—	—	414	810	1,224	271	1995	12/10	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Hendersonville, NC	—	569	1,163	—	—	569	1,163	1,732	467	1988	12/10	25
Inman, SC	—	223	502	—	—	223	502	725	168	1999	12/10	30
Lavonia, GA	—	122	359	—	—	122	359	481	120	1999	12/10	30
Madison, AL	—	498	886	—	—	498	886	1,384	356	1985	12/10	25
Oneonta, AL	—	362	881	—	—	362	881	1,243	354	1992	12/10	25
Piedmont, SC	—	249	702	—	—	249	702	951	235	2000	12/10	30
Pisgah Forest, NC	—	260	672	—	—	260	672	932	225	1998	12/10	30
Rainsville, AL	—	411	1,077	—	—	411	1,077	1,488	361	1998	12/10	30
Seneca, SC	—	304	807	—	—	304	807	1,111	324	1993	12/10	25
Simpsonville, SC	—	635	1,022	—	—	635	1,022	1,657	411	1991	12/10	25
Spartanburg, SC	—	239	496	—	—	239	496	735	166	1992	12/10	30
Spartanburg, SC	—	492	949	—	—	492	949	1,441	318	1993	12/10	30
Sylva, NC	—	580	786	—	—	580	786	1,366	263	1994	12/10	30
Toccoa, GA	—	201	600	—	—	201	600	801	201	1993	12/10	30
Anderson, IN	—	313	1,338	—	—	313	1,338	1,651	307	2008	12/12	35
Bloomington, IN	—	332	1,234	—	—	332	1,234	1,566	284	2009	12/12	35
Bloomington, IN	—	275	1,026	—	—	275	1,026	1,301	330	1988	12/12	25
Carmel, IN	—	360	1,546	—	—	360	1,546	1,906	414	1994	12/12	30
Daleville, IN	—	209	893	—	—	209	893	1,102	239	1995	12/12	30
Edinburgh, IN	—	313	1,338	—	—	313	1,338	1,651	307	2007	12/12	35
Evansville, IN	—	209	1,092	—	—	209	1,092	1,301	251	2008	12/12	35
Indianapolis, IN	—	247	931	—	—	247	931	1,178	250	1995	12/12	30
Indianapolis, IN	—	256	1,102	—	—	256	1,102	1,358	253	2008	12/12	35
Indianapolis, IN	—	304	1,206	—	—	304	1,206	1,510	277	2010	12/12	35
Indianapolis, IN	—	351	1,452	—	—	351	1,452	1,803	389	2005	12/12	30
Indianapolis, IN	—	285	1,225	—	—	285	1,225	1,510	281	2008	12/12	35
Indianapolis, IN	—	209	799	—	—	208	799	1,007	214	1994	12/12	30
Jasper, IN	—	200	960	—	—	200	960	1,160	257	1992	12/12	30
New Castle, IN	—	427	1,830	—	—	427	1,830	2,257	491	2006	12/12	30
Owensboro, KY	—	436	1,119	—	—	436	1,119	1,555	257	2010	12/12	35
Connersville, IN	—	136	1,280	—	—	136	1,280	1,416	318	1991	07/13	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Linton, IN	—	155	1,203	—	—	155	1,203	1,358	299	1996	07/13	30
Owensboro, KY	—	136	1,549	—	—	136	1,549	1,685	385	1998	07/13	30
Arnold, MO	—	436	698	—	—	436	698	1,134	206	1991	08/13	25
Collinsville, IL	—	368	1,713	—	—	368	1,713	2,081	505	1993	08/13	25
East Alton, IL	—	271	1,008	—	—	271	1,008	1,279	248	1991	08/13	30
Edwardsville, IL	—	310	1,549	—	—	310	1,549	1,859	381	1987	08/13	30
Eureka, MO	—	466	466	—	—	466	466	932	137	1984	08/13	25
Granite City, IL	—	707	852	—	—	707	852	1,559	180	2006	08/13	35
Hazelwood, MO	—	513	1,470	—	—	513	1,470	1,983	361	1991	08/13	30
Maryland Heights, MO	—	407	862	—	—	407	862	1,269	212	1991	08/13	30
O'Fallon, MO	—	580	1,403	—	—	580	1,403	1,983	296	2003	08/13	35
O'Fallon, MO	—	445	1,770	—	—	445	1,770	2,215	435	1985	08/13	30
St. Charles, MO	—	581	872	—	—	580	872	1,452	214	2000	08/13	30
St. Louis, MO	—	252	1,047	—	—	252	1,047	1,299	309	1981	08/13	25
St. Louis, MO	—	465	1,171	—	—	465	1,171	1,636	247	2009	08/13	35
St. Louis, MO	—	252	785	—	—	252	785	1,037	193	1990	08/13	30
Fayetteville, NC	—	497	1,691	—	—	497	1,691	2,188	369	2008	06/14	30
Fayetteville, NC	—	686	1,631	—	—	686	1,631	2,317	427	1992	06/14	25
Fayetteville, NC	—	607	1,135	—	—	577	1,135	1,712	297	1982	06/14	25
Fayetteville, NC	—	298	1,989	—	—	298	1,989	2,287	434	2005	06/14	30
Fayetteville, NC	—	448	1,334	—	—	448	1,334	1,782	291	1998	06/14	30
Fayetteville, NC	—	388	1,552	—	—	388	1,552	1,940	338	1996	06/14	30
Fayetteville, NC	—	149	1,652	—	—	149	1,652	1,801	432	1988	06/14	25
Fayetteville, NC	—	269	1,771	—	—	269	1,771	2,040	463	1993	06/14	25
Fayetteville, NC	—	289	1,205	—	—	289	1,205	1,494	263	1998	06/14	30
Holly Ridge, NC	—	189	1,791	—	—	189	1,791	1,980	335	2012	06/14	35
Hope Mills, NC	—	438	2,138	—	—	438	2,138	2,576	559	1990	06/14	25
Jacksonville, NC	—	398	2,069	—	—	398	2,069	2,467	451	1994	06/14	30
Jacksonville, NC	—	577	1,304	—	—	577	1,304	1,881	244	2013	06/14	35
Jacksonville, NC	—	428	2,327	—	—	428	2,327	2,755	609	1993	06/14	25
Jacksonville, NC	—	388	2,347	—	—	388	2,347	2,735	439	2007	06/14	35
Leland, NC	—	289	1,205	—	—	289	1,205	1,494	225	2008	06/14	35
Lumberton, NC	—	368	2,208	—	—	368	2,208	2,576	481	2003	06/14	30
Midway Park, NC	—	467	2,069	—	—	467	2,069	2,536	541	1993	06/14	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Pembroke, NC	—	438	1,095	—	—	438	1,095	1,533	239	2008	06/14	30
Saint Pauls, NC	—	419	767	—	—	419	767	1,186	167	2008	06/14	30
Shallotte, NC	—	329	827	—	—	329	827	1,156	155	2011	06/14	35
Spring Lake, NC	—	408	2,009	—	—	408	2,009	2,417	375	2009	06/14	35
Whiteville, NC	—	179	1,315	—	—	179	1,315	1,494	246	2010	06/14	35
Wilmington, NC	—	547	1,423	—	—	547	1,423	1,970	266	2013	06/14	35
Wilmington, NC	—	239	1,463	—	—	239	1,463	1,702	274	2013	06/14	35
Wilmington, NC	—	587	2,277	—	—	587	2,277	2,864	426	2006	06/14	35
Swansboro, NC	—	430	1,359	—	—	430	1,359	1,789	194	2015	04/15	40
Buffalo Grove, IL	—	234	1,236	—	—	234	1,236	1,470	237	1987	03/16	25
Columbia City, IN	—	122	1,535	—	—	122	1,535	1,657	294	1990	03/16	25
Dowagiac, MI	—	131	1,236	—	—	131	1,236	1,367	197	1999	03/16	30
Edwardsburg, MI	—	47	1,479	—	—	47	1,479	1,526	236	1998	03/16	30
Elkhart, IN	—	393	1,618	—	—	393	1,618	2,011	222	2008	03/16	35
Fox Lake, IL	—	309	1,376	—	—	309	1,376	1,685	220	2006	03/16	30
Freeport, IL	—	84	2,141	—	—	84	2,141	2,225	342	1999	03/16	30
Kendallville, IN	—	150	1,637	—	—	150	1,637	1,787	262	1992	03/16	30
Knox, IN	—	66	1,255	—	—	66	1,255	1,321	241	1993	03/16	25
Lake Delton, WI	—	815	599	—	—	815	599	1,414	82	2011	03/16	35
Lake In The Hills, IL	—	402	2,029	—	—	366	2,029	2,395	324	1998	03/16	30
Ligonier, IN	—	216	1,021	—	—	216	1,021	1,237	163	2000	03/16	30
Lindenhurst, IL	—	609	768	—	—	609	768	1,377	123	1999	03/16	30
McHenry, IL	—	468	1,814	—	—	468	1,814	2,282	290	2006	03/16	30
Monroe, WI	—	515	1,030	—	—	515	1,030	1,545	164	1999	03/16	30
Mundelein, IL	—	131	1,544	—	—	131	1,544	1,675	247	2004	03/16	30
Mundelein, IL	—	178	1,134	—	—	178	1,134	1,312	181	1999	03/16	30
Nappanee, IN	—	178	1,404	—	—	178	1,404	1,582	192	2008	03/16	35
Portage, WI	—	197	1,479	—	—	197	1,479	1,676	236	1999	03/16	30
Richland Center, WI	—	215	1,236	—	—	215	1,236	1,451	197	2000	03/16	30
Rochester, IN	—	215	1,787	—	—	215	1,787	2,002	342	1993	03/16	25
Rockford, IL	—	328	1,413	—	—	328	1,413	1,741	226	1999	03/16	30
Roscoe, IL	—	346	1,479	—	—	346	1,479	1,825	202	2010	03/16	35
Roseland, IN	—	496	880	—	—	496	880	1,376	141	2001	03/16	30
Round Lake Beach, IL	—	159	2,169	—	—	159	2,169	2,328	346	2005	03/16	30
South Bend, IN	—	365	1,170	—	—	365	1,170	1,535	160	2014	03/16	35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
South Bend, IN	—	291	788	—	—	291	788	1,079	126	2006	03/16		30
South Bend, IN	—	365	965	—	—	365	965	1,330	132	2010	03/16		35
St. Joseph, MI	—	94	1,413	—	—	94	1,413	1,507	194	2007	03/16		35
Watervliet, MI	—	281	1,105	—	—	281	1,105	1,386	176	2000	03/16		30
Wauconda, IL	—	169	1,358	—	—	169	1,358	1,527	217	2001	03/16		30
Waukegan, IL	—	570	1,674	—	—	570	1,674	2,244	321	1997	03/16		25
West Baraboo, WI	—	150	1,348	—	—	150	1,348	1,498	215	1999	03/16		30
Wheeling, IL	—	486	1,861	—	—	486	1,861	2,347	297	2000	03/16		30
Winnebago, IL	—	131	1,041	—	—	131	1,041	1,172	143	2009	03/16		35
Wisconsin Dells, WI	—	365	1,095	—	—	365	1,095	1,460	175	1999	03/16		30
Zion, IL	—	150	1,554	—	—	150	1,554	1,704	213	2008	03/16		35

Taco Bueno:
Moore, OK	—	624	507	—	—	624	507	1,131	72	2015	01/15		40
Flower Mound, TX	—	1,056	—	617	—	1,056	617	1,673	59	2017	04/16	(m)	40
Sulphur Springs, TX	—	512	—	607	—	512	607	1,119	54	2017	03/17	(m)	40

Taco Cabana:
Austin, TX	—	561	1,227	—	—	561	1,227	1,788	206	1994	02/15		35
Houston, TX	—	1,070	978	—	—	1,016	978	1,994	230	1998	02/15		25
Houston, TX	—	667	852	—	—	667	852	1,519	167	2000	02/15		30
Houston, TX	—	590	1,284	—	—	590	1,284	1,874	252	1987	02/15		30
San Antonio, TX	—	492	1,283	—	—	492	1,283	1,775	215	1995	02/15		35

Tamarind Restaurant:
Tucson, AZ	—	996	—	2,742	—	996	2,742	3,738	911	2007	12/06	(m)	40

Texas Roadhouse:
Grand Junction, CO	—	584	920	—	—	584	920	1,504	438	1997	12/01		40
Palm Bay, FL	—	1,035	1,512	—	—	1,035	1,512	2,547	481	2004	06/11		30

TGI Friday's:
Corpus Christi, TX	—	1,210	1,532	—	—	1,157	1,532	2,689	729	1995	12/01		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
The Beach:
Mason, OH	—	1,707	1,303	—	—	1,707	1,303	3,010	406	1985	03/13		25

The Container Store:
Plano, TX	—	1,758	5,115	—	—	1,758	5,115	6,873	1,114	2009	05/13		35

The Juicy Seafood Restaurant:
Muscle Shoals, AL	—	907	—	1,506	—	907	1,506	2,413	227	2014	06/14	(m)	40

The Shack:
Overland Park, KS	—	1,166	—	1,741	—	1,166	1,741	2,907	397	2011	04/11	(m)	40

The Shedd Rent It All:
Tigard, OR	—	1,540	2,247	—	—	1,540	2,247	3,787	1,243	1995	11/98		40

The Snooty Fox:
Cincinnati, OH	—	282	521	403	—	543	662	1,205	292	1998	12/01		40

The Tile Shop:
Scarsdale, NY	—	4,509	2,454	352	—	4,509	2,807	7,316	1,114	1996	09/97		40
Buford, GA	—	1,267	2,406	25	—	1,267	2,430	3,697	997	2003	07/04		40

Third Federal Savings:
Parma, OH	—	370	238	1,100	—	370	1,338	1,708	901	1977	09/06		20

Tile Outlets of America:
Sarasota, FL	—	1,168	1,904	793	—	1,228	2,639	3,867	1,069	1988	09/97		40

Tire Engineers:
Amarillo, TX	—	244	713	—	—	244	713	957	86	2001	05/17		30
Columbia, SC	—	345	453	—	—	345	453	798	66	1973	05/17		25
Columbia, SC	—	411	812	—	—	411	812	1,223	98	2007	05/17		30
Lexington, SC	—	536	1,237	—	—	536	1,237	1,773	149	2001	05/17		30
Orangeburg, SC	—	327	445	—	—	327	445	772	54	2005	05/17		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
West Columbia, SC	—	486	1,546	—	—	486	1,546	2,032	187	2008	05/17		30
Pooler, GA	—	764	—	1,303	—	764	1,303	2,067	94	2017	08/17	(m)	40

Tire Kingdom:
Sanford, FL	—	1,157	1,887	—	—	1,157	1,887	3,044	191	2006	12/17		30

Tire Zone:
Warrenton, VA	—	123	66	—	—	123	66	189	65	1939	02/11		10

TitleMax:
Geneva, IL	—	473	436	—	—	484	375	859	191	1996	12/01		40
Mobile, AL	—	491	498	—	—	491	498	989	237	1997	12/01		40
Dallas, TX	—	1,554	1,229	46	—	1,554	1,275	2,829	491	1982	06/05		40
Aiken, SC	—	442	646	—	—	442	646	1,088	266	1989	08/08		30
Anniston, AL	—	160	453	—	—	160	453	613	140	2008	08/08		40
Berkeley, MO	—	237	282	—	—	237	282	519	175	1961	08/08		20
Cheraw, SC	—	88	330	—	—	88	330	418	163	1976	08/08		25
Columbia, SC	—	212	319	—	—	212	319	531	132	1987	08/08		30
Dalton, GA	—	178	347	—	—	178	347	525	172	1972	08/08		25
Darlington, SC	—	47	267	—	—	47	267	314	132	1973	08/08		25
Fairfield, AL	—	133	178	—	—	133	178	311	88	1974	08/08		25
Gadsden, AL	—	250	389	—	—	250	389	639	120	2007	08/08		40
Hueytown, AL	—	135	93	—	—	135	93	228	93	1948	08/08		10
Jonesboro, GA	—	675	292	—	—	675	292	967	145	1970	08/08		25
Lawrenceville, GA	—	370	332	—	—	370	332	702	137	1986	08/08		30
Lewisburg, TN	—	70	298	—	—	70	298	368	105	1998	08/08		35
Macon, GA	—	103	290	—	—	103	290	393	179	1967	08/08		20
Marietta, GA	—	285	278	—	—	285	278	563	172	1967	08/08		20
Memphis, TN	—	226	444	—	—	226	444	670	183	1986	08/08		30
Memphis, TN	—	111	237	—	—	111	237	348	98	1981	08/08		30
Montgomery, AL	—	96	233	—	—	95	233	328	115	1970	08/08		25
Nashville, TN	—	268	276	—	—	268	276	544	137	1978	08/08		25
Nashville, TN	—	256	301	—	—	256	301	557	124	1982	08/08		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Norcross, GA	—	599	350	—	—	599	350	949	173	1975	08/08	25
Pulaski, TN	—	109	361	—	—	109	361	470	149	1986	08/08	30
Riverdale, GA	—	877	400	—	—	877	400	1,277	198	1978	08/08	25
Springfield, MO	—	125	230	—	—	125	230	355	114	1979	08/08	25
Springfield, MO	—	220	400	—	—	220	400	620	198	1979	08/08	25
St. Louis, MO	—	244	288	—	—	244	288	532	142	1971	08/08	25
St. Louis, MO	—	134	398	—	—	134	398	532	141	1993	08/08	35
Sylacauga, AL	—	94	191	—	—	94	191	285	79	1986	08/08	30
Taylors, SC	—	299	372	—	—	299	372	671	132	1999	08/08	35
Bay Minette, AL	—	51	113	—	—	51	113	164	45	1980	01/11	25
N. Richland Hills, TX	—	132	132	—	—	132	132	264	65	1976	01/11	20
Petersburg, VA	—	139	366	—	—	139	366	505	181	1979	02/11	20
Savannah, GA	—	231	361	—	—	231	361	592	177	1972	03/11	20
Fort Worth, TX	—	131	312	—	—	119	312	431	122	1985	03/11	25
Hoover, AL	—	378	546	—	—	378	546	924	214	1970	03/11	25
Eufaula, AL	—	61	360	—	—	61	360	421	135	1980	08/11	25
Kansas City, MO	—	69	129	—	—	69	129	198	60	1920	08/11	20
Arnold, MO	—	321	120	—	—	321	120	441	55	1960	10/11	20
Bristol, VA	—	199	517	—	—	199	517	716	159	2001	10/11	30
Fairview Heights, IL	—	93	185	—	—	93	185	278	68	1979	10/11	25
Florissant, MO	—	143	153	—	—	143	153	296	56	1974	10/11	25
Greenville, SC (n)	—	602	612	—	—	602	612	1,214	225	2008	10/11	25
Jonesboro, GA	—	301	683	—	—	301	683	984	180	2007	10/11	35
Olive Branch, MS	—	121	312	—	—	121	312	433	115	1978	10/11	25
Sugar Creek, MO	—	202	181	—	—	202	181	383	67	1978	10/11	25
Roanoke, VA	—	158	207	—	—	158	207	365	87	1950	08/12	20
Fredericksburg, VA	—	228	555	—	—	228	555	783	184	1989	09/12	25
Florissant, MO	—	119	288	—	—	119	288	407	93	1970	12/12	25
Savannah, GA	—	259	359	—	—	259	359	618	78	2012	05/13	35
South Boston, VA	—	163	133	—	—	163	133	296	51	1980	05/13	20
O'Fallon, MO	—	75	261	—	—	75	261	336	75	1981	11/13	25
Crest Hill, IL	—	92	323	—	—	92	323	415	94	1963	03/15	20
St. Louis, MO	—	76	237	—	—	76	237	313	69	1953	03/15	20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
T-Mobile:
Lewisville, TX	—	555	—	1,172	—	598	1,128	1,726	138	2016	12/01	(m)	40
El Reno, OK	—	517	—	736	—	517	736	1,253	57	2017	03/17	(m)	40

Tony's Tires:
Montgomery, AL	—	593	1,187	43	—	593	1,229	1,822	458	1998	08/06		40

TopGolf:
Chesterfield, MO	—	4,577	—	21,260	—	4,705	21,260	25,965	1,262	2018	06/17	(m)	40
Tucson, AZ	—	3,591	—	16,026	—	3,591	16,026	19,617	1,219	2017	07/17	(m)	40
Glendale, AZ	—	5,721	—	18,703	—	5,721	18,703	24,424	1,072	2018	02/18	(m)	40
Lake Mary, FL	—	5,550	—	—	—	5,550	(e)	5,550	(e)	(e)	04/19	(m)	(e)

Tutor Time:
Elk Grove, CA	—	1,216	2,786	9	—	1,216	2,750	3,966	801	2009	09/08		40

Twin Peaks:
Beaumont, TX	—	439	1,363	365	—	864	1,490	2,354	670	2000	12/01	(g)	40
Olathe, KS	—	525	731	—	—	525	731	1,256	215	2005	09/10		35

ULTA Salon, Cosmetics and Fragrance:
Florissant, MO	—	423	499	1,444	—	425	1,942	2,367	583	1996	04/03	(g)	40
Lapeer, MI	—	408	2,086	594	—	408	2,625	3,033	763	2007	10/05		40

Ultra Car Wash:
Mobile, AL	—	1,071	1,086	—	—	1,071	1,086	2,157	363	2005	08/07		40
Lilburn, GA	—	1,396	1,119	—	—	1,396	1,119	2,515	353	2004	05/08		40

Uni-Mart:
East Brady, PA	—	269	583	—	—	269	583	852	448	1987	08/05		20
Port Vue, PA	—	824	118	—	—	824	118	942	90	1953	08/05		20
Punxsutawney, PA	—	253	542	—	—	253	542	795	417	1983	08/05		20
Wilkes-Barre, PA	—	171	422	—	—	171	422	593	325	1999	08/05		20
Wilkes-Barre, PA	—	178	471	—	—	178	471	649	362	1989	08/05		20
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Williamsport, PA	—	909	122	—	—	909	122	1,031	94	1950	08/05	20
Mountaintop, PA	—	423	616	—	—	423	616	1,039	471	1987	09/05	20
Effort, PA	—	1,297	1,202	—	—	1,297	1,202	2,499	449	2000	01/06	40
Milesburg, PA	—	134	373	—	—	134	373	507	139	1987	01/06	40
Punxsutawney, PA	—	294	650	—	—	294	650	944	243	1983	01/06	40

United Rentals:
Cedar Park, TX	—	535	829	—	—	535	829	1,364	333	1990	12/04	40
Clearwater, FL	—	1,173	1,811	—	—	1,173	1,811	2,984	726	2001	12/04	40
Fort Collins, CO	—	2,057	978	—	—	2,057	978	3,035	392	1975	12/04	40
Irving, TX	—	708	911	—	—	708	911	1,619	365	1984	12/04	40
La Porte, TX	—	1,115	2,125	—	—	1,115	2,125	3,240	852	2000	12/04	40
Littleton, CO	—	1,743	1,944	—	—	1,733	1,944	3,677	779	2002	12/04	40
Oklahoma City, OK	—	744	1,265	—	—	744	1,265	2,009	507	1997	12/04	40
Perrysburg, OH	—	642	1,119	—	—	642	1,119	1,761	449	1979	12/04	40
Plano, TX	—	1,030	1,148	—	—	808	1,148	1,956	460	1996	12/04	40
Fort Worth, TX	—	510	1,128	—	—	510	1,128	1,638	450	1997	01/05	40
Fort Worth, TX	—	1,428	—	—	—	1,428	(i)	1,428	(i)	(i)	01/05	(i)
Melbourne, FL	—	747	607	—	—	747	607	1,354	237	1970	05/05	40

University of Phoenix:
Glen Allen, VA (n)	—	2,177	2,600	670	—	2,177	3,270	5,447	1,885	1995	06/95	40

Urban Air:
Beaumont, TX	—	941	1,618	2,313	—	941	3,931	4,872	1,181	1992	03/99	40

Urban Tandoor, Indian Wine & Dine:
Colorado Springs, CO	—	321	377	—	—	321	377	698	269	1984	09/06	20

Vacant Land:
Kelso, WA	—	868	—	1,806	—	738	(e)	738	(e)	(e)	09/97	(e)
Hadley, MA	—	2,824	—	—	—	5	(e)	5	(e)	(e)	02/08	(e)
Bakersfield, CA	—	3,303	3,845	—	—	1,826	(e)	1,826	(e)	(e)	03/08	(e)

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Vacant Property:
Evanston, IL	—	1,868	1,758	—	—	1,868	1,758	3,626	1,123	1995	06/95		40
Anchorage, AK	—	928	1,663	—	—	928	1,663	2,591	1,032	1995	02/96		40
Memphis, TN	—	713	822	—	—	713	822	1,535	484	1997	09/96	(f)	40
Conyers, GA	—	320	556	29	—	320	585	905	335	1997	06/97		40
Redding, CA	—	667	2,182	—	—	667	2,182	2,849	1,284	1997	06/97		40
Sanford, FL	—	738	803	—	—	738	803	1,541	458	1998	06/97	(f)	40
Lynchburg, VA	—	562	—	1,851	—	562	1,851	2,413	1,032	1998	02/98	(m)	40
Sealy, TX	—	665	734	2,060	—	670	2,794	3,464	718	1982	03/99	(g)	40
Alpharetta, GA	—	3,033	1,642	209	—	3,033	1,851	4,884	808	1999	12/01		40
Lubbock, TX	—	1,007	1,206	—	—	1,007	1,206	2,213	574	1995	12/01		40
Tempe, AZ	—	2,531	2,921	—	—	2,531	2,921	5,452	1,390	2000	12/01		40
Midland, MI	—	231	—	2,705	—	231	2,705	2,936	955	2006	07/03		40
Lapeer, MI	—	126	645	—	—	126	629	755	210	2007	10/05		40
Houston, TX	—	112	509	302	—	112	811	923	241	1995	08/06		40
Ridgeland, MS	—	779	933	561	—	779	1,494	2,273	499	1997	08/06		40
Austintown, OH	—	466	397	—	—	466	397	863	284	1980	09/06		20
Boardman Township, OH	—	497	258	—	—	497	258	755	184	1977	09/06		20
Hermitage, PA	—	321	420	—	—	321	420	741	300	1980	09/06		20
North Richland Hills, TX	—	500	130	—	—	500	130	630	93	1970	09/06		20
St. Louis, MO	—	520	266	—	—	520	266	786	190	1973	09/06		20
Greenwood, IN	—	1,341	2,105	—	—	1,341	2,105	3,446	743	2000	11/06		40
Southaven, MS	—	1,298	1,338	—	—	1,298	1,338	2,636	470	2005	12/06		40
Lebanon, TN	—	582	—	2,063	—	582	2,063	2,645	664	2007	03/07	(m)	40
Mebane, NC	—	(l)	561	—	—	(l)	561	561	218	1998	05/07		35
Piedmont, SC	—	(l)	567	—	—	(l)	567	567	221	1999	05/07		35
Rochester, NY	—	792	1,535	204	—	756	1,733	2,489	550	1995	06/07		40
Columbus, MS	—	707	—	1,681	—	707	1,681	2,388	394	2011	11/10	(m)	40
Bay City, MI	—	106	521	—	—	106	521	627	349	1920	12/10		15
Bend, OR	—	125	245	—	—	125	245	370	164	1935	12/10		15
Oshkosh, WI	—	99	224	—	—	99	224	323	75	1999	12/10		30
Fort Worth, TX	—	687	2,177	—	—	687	2,177	2,864	674	1992	09/11		30
Avon, IN	—	1,302	—	4,178	—	1,302	4,178	5,480	884	2012	12/11	(m)	40
Lincolnshire, IL	—	862	1,574	—	—	862	1,574	2,436	564	1999	01/12		25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Chester, VA	—	871	—	1,697	—	871	1,697	2,568	338	2013	07/12	(m)	40
Knoxville, TN	—	1,500	5,571	—	—	1,500	5,571	7,071	1,540	1996	09/12		30
Gonzales, LA	—	975	—	1,696	—	975	1,696	2,671	330	2013	10/12	(m)	40
Chestertown, MD	—	856	290	—	—	856	290	1,146	290	1974	06/13		5
Wyoming, MI	—	1,322	—	4,447	—	1,322	4,447	5,769	718	2014	10/13	(m)	40
Saginaw, MI	—	763	—	4,088	—	763	4,088	4,851	660	2014	02/14	(m)	40
Statesville, NC	—	249	653	—	—	249	653	902	120	1960	07/14		35
Montgomery, AL	—	1,686	11,156	—	—	1,686	11,156	12,842	1,755	2014	09/14		40
Spokane, WA	—	2,270	7,975	—	—	2,270	2,254	4,524	1,874	1986	02/15		40
West Bend, WI	—	1,435	7,654	—	—	1,435	2,380	3,815	1,665	1987	02/15		25
Greeneville, TN	—	111	717	—	—	111	717	828	168	1972	02/15		25
North Canton, OH	—	121	852	—	—	121	852	973	167	1986	02/15		30
Orange Park, FL	—	1,074	1,794	—	—	1,074	1,794	2,868	351	1995	02/15		30
Garland, TX	—	895	—	1,085	—	888	1,085	1,973	160	2016	01/16	(m)	30

Value City Furniture:
White Marsh, MD	—	3,762	—	3,006	—	3,762	3,006	6,768	1,713	1998	10/97	(g)	40

VCA Animal Hospital:
Mission, KS	—	891	3,758	—	—	852	3,758	4,610	1,101	2000	03/12		30

Verizon Wireless:
Anderson, SC (n)	—	38	—	—	—	38	—	38	(e)	(i)	07/14		35
Bristol, VA	—	175	512	—	—	175	512	687	132	2000	07/14		25
Amherst, NY	—	230	175	403	—	230	578	808	124	1977	02/15		20
North Olmsted, OH	—	324	1,015	—	—	324	1,015	1,339	116	1983	08/16		40

Vitality Veterinary:
Buford, GA	—	751	1,979	586	—	751	2,565	3,316	908	2003	07/04	(g)	40

Vitamin Shoppe, The:
Cincinnati, OH	—	297	443	385	—	312	813	1,125	381	1999	06/98		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Vogue Nails & Spa:
Swansea, IL	—	46	132	—	—	46	132	178	47	1997	12/01		40

Walgreens:
Altamonte Springs, FL	—	1,137	2,053	—	—	1,137	(i)	1,137	(i)	(i)	01/96		(i)
Douglasville, GA	—	413	995	—	—	413	995	1,408	620	1996	01/96		40
Conyers, GA	—	575	999	64	—	575	1,063	1,638	599	1997	06/97		40
Orange Beach, AL	—	1,410	1,996	—	—	1,410	1,996	3,406	950	2000	12/01		40
Sunrise, FL	—	1,958	1,401	—	—	1,958	1,401	3,359	617	1994	05/03		40
Saratoga Springs, NY	—	762	591	5,090	—	2,364	3,530	5,894	290	2017	09/04	(o)	40
Tulsa, OK	—	1,193	3,056	—	—	1,193	3,056	4,249	1,187	2003	06/05		40
Boise, ID	—	792	1,875	—	—	792	1,875	2,667	675	2000	03/10		30
Nampa, ID	—	1,062	2,253	—	—	1,062	2,253	3,315	810	2000	03/10		30
Pueblo, CO	—	899	3,313	—	—	899	3,313	4,212	999	2000	12/11		30
Rapid City, SD	—	1,387	2,957	—	—	1,387	2,957	4,344	757	2000	01/12		35
Hamilton, OH	—	731	2,879	—	—	731	2,879	3,610	860	2000	01/12		30
Durham, NC	—	1,553	2,621	—	—	1,553	2,621	4,174	462	1999	09/15		30
Charlotte, NC	—	754	1,708	—	—	754	1,708	2,462	94	1999	08/19		25
Mint Hill, NC	—	972	1,657	—	—	972	1,657	2,629	91	1999	08/19		25

Warehouse Shoe Sale:
Houston, TX	—	2,311	1,628	3,789	—	2,583	5,147	7,730	1,190	1976	03/99	(g)	40

Waterford Nails & Spa:
Orlando, FL	—	40	111	—	—	40	111	151	47	2001	02/04		40

Wawa:
Clearwater, FL	—	1,184	2,526	44	—	1,476	(i)	1,476	(i)	(i)	05/93		(i)

Wehrenberg Theater:
Cedar Rapids, IA	—	1,567	8,433	—	—	1,567	8,433	10,000	1,994	2011	07/11		40

Wenco HQ:
Ashland, OH	—	245	1,109	—	—	245	1,109	1,354	88	2014	03/18		35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Wendy's:
Sacramento, CA	—	586	—	—	—	586	(i)	586	(i)	(i)	02/98	(i)
New Kensington, PA	—	501	333	—	—	501	333	834	159	1980	12/01	40
Orland Park, IL	—	562	556	—	—	562	377	939	181	1995	12/01	40
Boerne, TX	—	456	679	—	—	456	679	1,135	218	1986	12/12	25
Brownsburg, IN	—	242	1,483	—	—	242	1,483	1,725	477	1984	12/12	25
Converse, TX	—	301	554	—	—	301	554	855	127	2007	12/12	35
Everett, WA	—	486	437	—	—	486	437	923	141	1979	12/12	25
Everett, WA	—	339	1,018	—	—	339	1,018	1,357	273	2000	12/12	30
Fishers, IN	—	766	717	—	—	766	717	1,483	192	1990	12/12	30
Fishers, IN	—	544	514	—	—	510	514	1,024	138	2000	12/12	30
Henderson, NV	—	398	1,028	—	—	398	1,028	1,426	275	1991	12/12	30
Henderson, NV	—	370	311	—	—	370	311	681	100	1988	12/12	25
Indianapolis, IN	—	87	1,009	—	—	87	1,009	1,096	325	1973	12/12	25
Indianapolis, IN	—	281	1,018	—	—	281	1,018	1,299	273	1996	12/12	30
Indianapolis, IN	—	320	602	—	—	320	602	922	161	1998	12/12	30
Indianapolis, IN	—	252	1,454	—	—	252	1,454	1,706	390	1999	12/12	30
Indianapolis, IN	—	320	1,086	—	—	320	1,086	1,406	291	1993	12/12	30
Indianapolis, IN	—	213	1,444	—	—	213	1,444	1,657	332	2003	12/12	35
Indianapolis, IN	—	271	1,221	—	—	271	1,221	1,492	393	1974	12/12	25
Indianapolis, IN	—	417	1,318	—	—	417	1,318	1,735	353	1991	12/12	30
Las Vegas, NV	—	360	253	—	—	360	253	613	81	1980	12/12	25
Las Vegas, NV	—	533	1,424	—	—	533	1,424	1,957	382	2001	12/12	30
Las Vegas, NV	—	368	1,018	—	—	368	1,018	1,386	273	2001	12/12	30
Lynnwood, WA	—	571	1,695	—	—	571	1,695	2,266	545	1978	12/12	25
N. Las Vegas, NV	—	310	1,463	—	—	310	1,463	1,773	336	2001	12/12	35
Noblesville, IN	—	582	979	—	—	582	979	1,561	262	1998	12/12	30
Port Orchard, WA	—	784	1,540	—	—	784	1,540	2,324	413	1996	12/12	30
Poulsbo, WA	—	620	901	—	—	620	901	1,521	181	2012	12/12	40
San Antonio, TX	—	553	892	—	—	303	892	1,195	287	1986	12/12	25
San Antonio, TX	—	688	727	—	—	688	727	1,415	195	1993	12/12	30
San Antonio, TX	—	931	223	—	—	931	223	1,154	60	1993	12/12	30
San Antonio, TX	—	242	1,067	—	—	242	1,067	1,309	343	1977	12/12	25
San Antonio, TX	—	370	272	—	—	370	272	642	73	1993	12/12	30
Lexington Park, MD	—	327	773	—	—	327	773	1,100	166	1982	07/14	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Alcoa, TN	—	587	547	—	—	587	547	1,134	161	1977	02/15	20
Lincoln Park, MI	—	326	435	—	—	326	435	761	102	1988	02/15	25
Roanoke, VA	—	172	672	—	—	172	672	844	197	1983	02/15	20
Ashland, OH	—	353	2,635	—	—	353	2,635	2,988	245	1993	03/18	30
Ashland, OH	—	265	2,479	—	—	265	2,479	2,744	198	2013	03/18	35
Bellevue, OH	—	176	1,765	—	—	176	1,765	1,941	197	1985	03/18	25
Bluffton, OH	—	98	1,090	—	—	98	1,090	1,188	101	2012	03/18	30
Bucyrus, OH	—	88	2,234	—	—	88	2,234	2,322	250	1984	03/18	25
Millersburg, OH	—	226	1,559	—	—	226	1,559	1,785	145	2002	03/18	30
New Bremen, OH	—	59	1,697	—	—	59	1,697	1,756	189	1988	03/18	25
Norwalk, OH	—	157	3,173	—	—	157	3,173	3,330	253	2014	03/18	35
Ottawa, OH	—	69	1,599	—	—	69	1,599	1,668	149	1998	03/18	30
Parma, OH	—	363	805	—	—	363	805	1,168	90	1983	03/18	25
Shelby, OH	—	59	1,882	—	—	59	1,882	1,941	210	1989	03/18	25
Upper Sandusky, OH	—	167	2,205	—	—	167	2,205	2,372	205	1993	03/18	30
Willard, OH	—	108	1,560	—	—	108	1,560	1,668	145	1995	03/18	30
Wooster, OH	—	255	2,273	—	—	255	2,273	2,528	254	1979	03/18	25
Wooster, OH	—	323	2,791	—	—	323	2,791	3,114	260	1994	03/18	30
Bastrop, LA	—	172	1,942	—	—	172	1,942	2,114	3	2002	12/20	30
Batesville, MS	—	478	2,445	—	—	478	2,445	2,923	3	2008	12/20	30
Bay Saint Louis, MS	—	442	2,194	—	—	442	2,194	2,636	3	2000	12/20	30
Booneville, MS	—	298	1,734	—	—	298	1,734	2,032	2	1996	12/20	30
Byram, MS	—	280	2,941	—	—	280	2,941	3,221	4	1996	12/20	30
Clarksdale, MS	—	460	1,860	—	—	460	1,860	2,320	2	2010	12/20	35
Columbia, MS	—	514	1,850	—	—	514	1,850	2,364	3	1997	12/20	30
Columbus, MS	—	289	2,392	—	—	289	2,392	2,681	3	2000	12/20	30
Corinth, MS	—	506	1,860	—	—	506	1,860	2,366	3	2010	12/20	30
Flowood, MS	—	280	2,590	—	—	280	2,590	2,870	4	1998	12/20	30
Forest, MS	—	271	2,337	—	—	271	2,337	2,608	3	1993	12/20	30
Hattiesburg, MS	—	280	2,140	—	—	280	2,140	2,420	3	2002	12/20	30
Hattiesburg, MS	—	407	1,057	—	—	407	1,057	1,464	1	2005	12/20	30
Hazlehurst, MS	—	280	2,230	—	—	280	2,230	2,510	3	1994	12/20	30
Holly Springs, MS	—	425	1,066	—	—	425	1,066	1,491	1	2007	12/20	30
Indianola, MS	—	217	1,500	—	—	217	1,500	1,717	2	1996	12/20	30
Jackson, MS	—	812	2,689	—	—	812	2,689	3,501	4	2006	12/20	30
Laurel, MS	—	514	2,599	—	—	514	2,599	3,113	4	2006	12/20	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Louisville, MS	—	325	1,725	—	—	325	1,725	2,050	2	2004	12/20		30
Meridian, MS	—	352	1,743	—	—	352	1,743	2,095	2	2005	12/20		30
Monroe, LA	—	217	1,536	—	—	217	1,536	1,753	2	2005	12/20		30
Monroe, LA	—	325	1,436	—	—	325	1,436	1,761	2	1986	12/20		30
Moss Point, MS	—	370	1,580	—	—	370	1,580	1,950	2	2001	12/20		30
Pascagoula, MS	—	316	1,661	—	—	316	1,661	1,977	2	2001	12/20		30
Pearl, MS	—	650	1,706	—	—	650	1,706	2,356	2	2002	12/20		30
Philadelphia, MS	—	307	2,527	—	—	307	2,527	2,834	4	1996	12/20		30
Pontotoc, MS	—	181	1,987	—	—	181	1,987	2,168	3	2005	12/20		30
Ridgeland, MS	—	523	1,769	—	—	523	1,769	2,292	2	1995	12/20		30
Ridgeland, MS	—	740	2,247	—	—	740	2,247	2,987	3	1992	12/20		35
Shreveport, LA	—	370	1,499	—	—	370	1,499	1,869	2	2017	12/20		35
Tallulah, LA	—	199	1,833	—	—	199	1,833	2,032	3	1996	12/20		25
Tupelo, MS	—	515	1,986	—	—	515	1,986	2,501	3	2004	12/20		30
Tupelo, MS	—	280	1,914	—	—	280	1,914	2,194	3	1975	12/20		30
Tupelo, MS	—	433	1,507	—	—	433	1,507	1,940	2	2002	12/20		30
Vicksburg, MS	—	352	2,391	—	—	352	2,391	2,743	3	1992	12/20		30
West Helena, AR	—	172	1,842	—	—	172	1,842	2,014	3	2003	12/20		25
West Point, MS	—	253	2,644	—	—	253	2,644	2,897	3	2009	12/20		35
Wiggins, MS	—	605	1,607	—	—	605	1,607	2,212	2	2003	12/20		30
Winnsboro, LA	—	163	1,725	—	—	163	1,725	1,888	2	2003	12/20		30
Yazoo City, MS	—	235	2,149	—	—	235	2,149	2,384	3	1995	12/20		30

Whataburger:
Albuquerque, NM	—	624	419	—	—	624	419	1,043	199	1995	12/01		40

Wherehouse Music:
Independence, MO	—	503	1,209	—	—	503	1,209	1,712	455	1994	12/05		40

Winn-Dixie:
Seffner, FL	—	322	1,222	—	—	322	1,222	1,544	526	1983	03/99		40

XLerate Auto Auction:
El Paso, TX	—	2,858	1,133	—	—	2,858	1,133	3,991	206	1987	06/16		25
Jenison, MI	—	1,334	3,513	1,893	—	1,058	4,678	5,736	629	1984	10/16		30
Lubbock, TX	—	301	1,507	3,072	—	369	3,920	4,289	246	1980	11/16	(m)	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Corry, PA	—	300	1,772	—	—	300	1,772	2,072	109	1975	06/19	25
Obetz, OH	—	11,899	14,149	—	—	11,899	14,149	26,048	684	1980	10/19	25

Ziebart:
Maplewood, MN	—	308	311	—	—	308	311	619	124	1990	02/05	40
Middleburg Heights, OH	—	199	148	—	—	199	148	347	59	1961	02/05	40

Leasehold Interests:
Oklahoma City, OK	—	(l)	1,419	—	—	(l)	355	355	281	1997	06/97

SUBTOTAL	$11,242	$2,482,303	$4,951,353	$1,151,325	$—	$2,489,243	$6,010,152	$8,499,395	$1,317,407

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:
CVS:
Warr Acres, OK	$—	(l)	$1,365	$—	$—	(l)	(c)	(c)	(c)	1997	06/97	(c)

Denny's:
Stockton, CA	—	940	509	—	—	(d)	(d)	(d)	(d)	1982	09/06	(d)

Jared Jewelers:
Lewisville, TX	—	(l)	1,503	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)

Rite Aid:
Kennett Square, PA	—	(l)	—	1,984	—	(l)	(c)	(c)	(c)	2000	12/00	(c)

Sunshine Energy:
Altamont, KS	—	124	142	—	—	(d)	(d)	(d)	(d)	1979	07/09	(d)

Walgreens:
Arlington, VA	—	(l)	3,201	—	—	(l)	(c)	(c)	(c)	2000	02/02	(c)

SUBTOTAL	$—	$1,064	$6,720	$1,984	$—	$—	$—	$—	$—
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Sale the Company has Invested in:
Cafe Royal:
New Castle, IN	$—	$113	$19	$—	$—	$113	$19	$132	$7	1991	07/11	25

CarQuest:
Bozeman, MT	—	28	257	—	—	25	257	282	129	1964	12/10	20

SunTrust:
Doral, FL	—	1,912	1,100	—	—	1,912	1,099	3,011	415	1988	06/13	20

Vacant Property:
Sacramento, CA	—	1,144	2,961	—	—	1,144	2,414	3,558	1,703	1996	12/96	40
Bay City, MI	—	647	634	—	—	647	577	1,224	282	1997	12/01	40

SUBTOTAL	$—	$3,844	$4,971	$—	$—	$3,841	$4,366	$8,207	$2,536

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2020
(dollars in thousands)

(a)Transactions in real estate and accumulated depreciation during 2020, 2019, and 2018 are summarized as follows:

	2020	2019	2018
Land, buildings, and leasehold interests:
Balance at the beginning of year	$8,448,702	$7,883,633	$7,314,132
Acquisitions, completed construction and tenant improvements	177,901	733,376	706,903
Disposition of land, buildings, and leasehold interests	(54,886)	(138,332)	(109,590)
Provision for loss on impairment of real estate	(37,442)	(29,975)	(27,812)
Balance at the close of year	$8,534,275	$8,448,702	$7,883,633
Accumulated depreciation and amortization:
Balance at the beginning of year	$1,151,667	$1,016,271	$881,121
Disposition of land, buildings, and leasehold interests	(17,828)	(44,185)	(28,076)
Depreciation and amortization expense	186,104	179,581	163,226
Balance at the close of year	$1,319,943	$1,151,667	$1,016,271

As of December 31, 2020, 2019 and 2018, the detailed real estate schedule excludes work in progress of $26,673, $27,438 and $8,017 respectively, which is included in the above reconciliation.
(b)As of December 31, 2020, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 2020, the aggregate cost of the properties owned by NNN that are under operating leases were $8,451,933 and financing leases were $2,703.
(c)For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease; therefore, depreciation is not applicable.
(d)For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease; therefore, depreciation is not applicable.
(e)NNN owns only the land for this property.
(f)Date acquired represents acquisition date of land. Pursuant to lease agreement, NNN purchased the buildings from the tenants upon completion of construction, generally within 12 months from the acquisition of the land.
(g)Date acquired represents acquisition date of land. NNN developed the buildings, generally completing construction within 12 months from the acquisition date of the land.
(h)As of December 31, 2020, this property has been classified as held for sale. Accumulated depreciation and amortization were recorded prior to this reclassification.
(i)NNN owns only the land for this property, which is subject to a ground lease between NNN and the tenant. The tenant funded the improvements on the property.
(j)Property is encumbered as a part of NNN's $15,151 long-term, fixed rate mortgage and security agreement.
(k)Pursuant to lease agreement, NNN funds the tenant's construction draws. Building improvements are pending final funding which is anticipated to occur within six months. Depreciation is based on store opening and costs to date, and will be adjusted at time of final funding.
(l)NNN owns only the building for this property. The land is subject to a ground lease between NNN and an unrelated third party.
(m)Date acquired represents acquisition date of land. Pursuant to lease agreement, NNN funds the tenant's construction draws, final funding occurs generally within 12 months from the acquisition of the land.
(n)The tenant of this property has subleased the property. The tenant continues to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this property to NNN.
(o)Date acquired represents acquisition date of land and building. Pursuant to lease agreement, NNN funds additional tenant construction draws. Final funding generally within 12 months from acquisition.
(p)The land is subject to a ground lease between NNN and an unrelated third party. Pursuant to the lease agreement, NNN funds the tenant's construction draws, final funding occurs generally within 12 months from the execution of the ground lease.
See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2020
(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (c)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:
2 properties in VA	7.000%	3/1/2025	(b)	—	$3,000	$2,626		$—
					$3,000	$2,626	(a)	$—

(a)The following shows the changes in the carrying amounts of mortgage loans during the years:

	2020		2019		2018
Balance at beginning of year	$—		$—		$—
New mortgage loans	3,000	(d)	3,100	(d)	—
Deductions during the year:
Collections of principal	(374)		(3,100)		—
Foreclosures	—		—		—
Balance at the close of year	$2,626		$—		$—
(b)Principal and interest is payable at varying amounts over the life of the loan.
(c)Mortgages held by NNN and its subsidiaries for federal income tax purposes for the year ended December 31, 2020 was $2,626. There were no mortgages outstanding at December 31, 2019 and 2018.
(d)Mortgages totaling $3,000 and $3,100, were accepted in connection with real estate transactions for the year ended December 31, 2020 and 2019, respectively.

See accompanying report of independent registered public accounting firm.

See accompanying report of independent registered public accounting firm.