Form 10-Q
period 2021-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2021-05-04
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021
OR
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
175,580,463 shares of common stock, $0.01 par value, outstanding as of April 29, 2021.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Real estate portfolio	$7,249,613	$7,212,655
Real estate held for sale	6,498	5,671
Cash and cash equivalents	311,231	267,236
Receivables, net of allowance of $846 and $835, respectively	4,611	4,338
Accrued rental income, net of allowance of $6,030 and $6,947, respectively	45,450	53,958
Debt costs, net of accumulated amortization of $17,764 and $17,294, respectively	1,492	1,917
Other assets	93,308	92,069
Total assets	$7,712,203	$7,637,844
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, including unamortized premium and net of unamortized debt costs	$11,222	$11,395
Notes payable, net of unamortized discount and unamortized debt costs	3,298,302	3,209,527
Accrued interest payable	44,668	19,401
Other liabilities	70,172	78,217
Total liabilities	3,424,364	3,318,540

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 175,579,683 and 175,232,971 shares issued and outstanding, respectively	1,757	1,753
Capital in excess of par value	4,639,680	4,633,771
Accumulated deficit	(683,525)	(644,779)
Accumulated other comprehensive income (loss)	(15,077)	(16,445)
Total stockholders’ equity of NNN	4,287,835	4,319,300
Noncontrolling interests	4	4
Total equity	4,287,839	4,319,304
Total liabilities and equity	$7,712,203	$7,637,844
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(unaudited)

	Quarter Ended March 31,
	2021	2020
Revenues:
Rental income	$179,198	$174,547
Interest and other income from real estate transactions	580	516
	179,778	175,063
Operating expenses:
General and administrative	11,748	10,100
Real estate	7,725	7,635
Depreciation and amortization	49,980	49,188
Leasing transaction costs	38	36
Impairment losses – real estate, net of recoveries	2,131	5,513
	71,622	72,472
Gain on disposition of real estate	4,281	12,770
Earnings from operations	112,437	115,361
Other expenses (revenues):
Interest and other income	(65)	(164)
Interest expense	34,587	33,670
Loss on early extinguishment of debt	21,328	16,679
	55,850	50,185
Net earnings	56,587	65,176
Loss attributable to noncontrolling interests	—	2
Net earnings attributable to NNN	56,587	65,178
Series F preferred stock dividends	(4,485)	(4,485)
Net earnings attributable to common stockholders	$52,102	$60,693
Net earnings per share of common stock:
Basic	$0.30	$0.35
Diluted	$0.30	$0.35
Weighted average number of common shares outstanding:
Basic	174,589,300	171,039,017
Diluted	174,714,617	171,231,828
Other comprehensive income:
Net earnings attributable to NNN	$56,587	$65,178
Amortization of interest rate hedges	1,368	383
Fair value of forward starting swaps	—	(7,617)
Comprehensive income attributable to NNN	57,955	57,944
Comprehensive income attributable to noncontrolling interests	—	2
Total comprehensive income	$57,955	$57,946

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Quarter Ended March 31, 2021
(dollars in thousands, except per share data)
(Unaudited)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2020	$345,000	$1,753	$4,633,771	$(644,779)	$(16,445)	$4,319,300	$4	$4,319,304
Net earnings	—	—	—	56,587	—	56,587	—	56,587
Dividends declared and paid:
$0.3250 per depositary share of Series F preferred stock	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.5200 per share of common stock	—	—	578	(90,848)	—	(90,270)	—	(90,270)
Issuance of common stock:
8,324 shares – director compensation	—	—	267	—	—	267	—	267
1,715 shares – stock purchase plan	—	—	70	—	—	70	—	70
30,000 shares – ATM equity program	—	1	1,233	—	—	1,234	—	1,234
287,957 restricted shares – net of forfeitures	—	3	(3)	—	—	—	—	—
Stock issuance costs	—	—	(156)	—	—	(156)	—	(156)
Amortization of deferred compensation	—	—	3,920	—	—	3,920	—	3,920
Amortization of interest rate hedges	—	—	—	—	1,368	1,368	—	1,368
Balances at March 31, 2021	$345,000	$1,757	$4,639,680	$(683,525)	$(15,077)	$4,287,835	$4	$4,287,839

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Quarter Ended March 31, 2020
(dollars in thousands, except per share data)
(Unaudited)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2019	$345,000	$1,718	$4,495,314	$(499,229)	$(11,128)	$4,331,675	$7	$4,331,682
Net earnings	—	—	—	65,178	—	65,178	(2)	65,176
Dividends declared and paid:
$0.3250 per depositary share of Series F preferred stock	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.5150 per share of common stock	—	—	620	(88,148)	—	(87,528)	—	(87,528)
Issuance of common stock:
6,112 shares – director compensation	—	—	298	—	—	298	—	298
1,477 shares – stock purchase plan	—	—	76	—	—	76	—	76
253,406 restricted shares – net of forfeitures	—	3	(3)	—	—	—	—	—
Amortization of deferred compensation	—	—	2,950	—	—	2,950	—	2,950
Amortization of interest rate hedges	—	—	—	—	383	383	—	383
Fair value of forward starting swaps	—	—	—	—	(7,617)	(7,617)	—	(7,617)
Balances at March 31, 2020	$345,000	$1,721	$4,499,255	$(526,684)	$(18,362)	$4,300,930	$5	$4,300,935

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$56,587	$65,176
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,980	49,188
Impairment losses – real estate, net of recoveries	2,131	5,513
Loss on early extinguishment of debt	21,328	16,679
Amortization of notes payable discount	993	1,897
Amortization of debt costs	1,840	1,816
Amortization of mortgages payable premium	(21)	(21)
Amortization of interest rate hedges	1,368	383
Settlement of forward starting swaps	—	(13,141)
Gain on disposition of real estate	(4,281)	(12,770)
Performance incentive plan expense	4,318	3,078
Performance incentive plan payment	(721)	(846)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Increase in receivables	(273)	(1,340)
Decrease (increase) in accrued rental income	8,332	(61)
Decrease in other assets	1,067	183
Increase in accrued interest payable	25,267	23,448
Decrease in other liabilities	(6,438)	(11,299)
Other	(307)	201
Net cash provided by operating activities	161,170	128,084
Cash flows from investing activities:
Proceeds from the disposition of real estate	18,067	33,384
Additions to real estate:
Accounted for using the operating method	(106,490)	(64,197)
Principal payments received on mortgages and notes receivable	93	100
Other	(182)	59
Net cash used in investing activities	(88,512)	(30,654)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2021	2020
Cash flows from financing activities:
Proceeds from line of credit payable	$—	$311,000
Repayment of line of credit payable	—	(444,600)
Repayment of mortgages payable	(156)	(147)
Proceeds from notes payable	441,594	692,646
Repayment of notes payable	(350,000)	(325,000)
Payment for early extinguishment of debt	(21,328)	(16,679)
Payment of debt issuance costs	(5,145)	(6,397)
Proceeds from issuance of common stock	1,882	696
Stock issuance costs	(177)	(45)
Payment of Series F preferred stock dividends	(4,485)	(4,485)
Payment of common stock dividends	(90,848)	(88,148)
Net cash provided by (used in) financing activities	(28,663)	118,841
Net increase in cash, cash equivalents and restricted cash	43,995	216,271
Cash, cash equivalents and restricted cash at beginning of period(1)	267,236	1,112
Cash, cash equivalents and restricted cash at end of period(1)	$311,231	$217,383
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$5,203	$6,613
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income (loss)	$1,368	$(7,234)
Work in progress accrual balance	$4,739	$24,579
Mortgage receivable issued in connection with real estate disposition	$—	$3,000
  (1) Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN had no restricted cash and cash held in escrow at March 31, 2021 and 2020.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

March 31, 2021
Property Portfolio:
Total properties	3,161
Gross leasable area (square feet)	32,717,000
States	48
Weighted average remaining lease term (years)	10.6
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2021, may not be indicative of the results that may be expected for the year ending December 31, 2021. See "Footnote 8 – Subsequent Events." Amounts as of December 31, 2020 included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2020.
COVID-19 Pandemic – During the quarter ended March 31, 2021, NNN and its tenants continue to be impacted by the COVID-19 pandemic which has resulted in the loss of revenue for certain tenants and challenged their ability to pay rent. NNN has entered into rent deferral lease amendments with certain tenants (See Note 2).
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $63,000 and $466,000 in capitalized interest during the development period for the quarters ended March 31, 2021 and 2020, respectively.
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
Lease Accounting – In accordance with FASB Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," ("ASC 842"), NNN recorded Right-Of-Use ("ROU") assets and operating lease liabilities as lessee under operating leases.
In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. NNN elected to make this policy election for COVID-19 lease concessions, including the rent deferral lease amendments effective during the year ended December 31, 2020 and the quarter ended March 31, 2021.
In accordance with ASC 842, NNN reviews the collectability of its lease payments on an ongoing basis. NNN considers collectability indicators when analyzing accounts receivable (and accrued rent) and historical bad debt levels, tenant credit-worthiness and current economic trends, all of which assists in evaluating the probability of outstanding and future lease payment collections. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. At the point NNN deems the collection of lease payments not probable, previously recognized rental revenue and any related accrued rent is reversed and, subsequently, any lease revenue is only recognized when cash receipts are received. As a result of the review of lease payments collectability, no outstanding receivables and related accrued rent were written off during the quarter ended March 31, 2021 and no tenants were reclassified as cash basis for accounting purposes.
NNN includes an allowance for doubtful accounts in rental income on the Consolidated Statements of Income and Comprehensive Income.
As of March 31, 2021, approximately six percent of total Properties, and approximately eight percent of aggregate gross leasable area held in the Property Portfolio, was leased to 12 tenants that NNN has determined to recognize revenue on a cash basis. During the quarters ended March 31, 2021 and 2020, NNN recognized $11,314,000 and $203,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting.
Impairment – Real Estate – Based upon certain events or changes in circumstances, management periodically assesses its Properties for possible impairment whenever the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term. NNN generally intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment.
Credit Losses on Financial Instruments – FASB ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” (“ASC 326”) requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. The guidance requires a lifetime credit loss expected at inception and requires pooling of assets, which share similar risk characteristics. NNN is required to evaluate current economic conditions, as well as, make future expectations of economic conditions. In addition, the measurement of the expected credit loss is over the asset’s contractual term.
As of March 31, 2021 and December 31, 2020, NNN had mortgages receivable of $2,395,000 and $2,482,000, respectively, included in other assets on the Condensed Consolidated Balance Sheets, net of $153,000 and $158,000 allowance for credit loss, respectively. NNN measures the allowance for credit loss based on the fair value of the collateral and the historical collectability trend analysis over 15 years.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $33,177,000 and $31,140,000, as of March 31, 2021 and December 31, 2020, respectively, are included in notes payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $7,543,000 and $9,317,000, respectively.
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
The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended March 31,
	2021	2020
Basic and Diluted Earnings:
Net earnings attributable to NNN	$56,587	$65,178
Less: Series F preferred stock dividends	(4,485)	(4,485)
Net earnings available to NNN’s common stockholders	52,102	60,693
Less: Earnings allocated to unvested restricted shares	(151)	(160)
Net earnings used in basic and diluted earnings per share	$51,951	$60,533

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	175,391,723	171,827,815
Less: Unvested restricted shares	(288,658)	(311,553)
Less: Unvested contingent restricted shares	(513,765)	(477,245)
Weighted average number of shares outstanding used in basic earnings per share	174,589,300	171,039,017
Other dilutive securities	125,317	192,811
Weighted average number of shares outstanding used in diluted earnings per share	174,714,617	171,231,828
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
Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) for the quarter ended March 31, 2021, (dollars in thousands):

	Gain (Loss) on Cash Flow Hedges (1)
Beginning balance, December 31, 2020	$(16,445)

Reclassifications from accumulated other comprehensive income to net earnings	1,368	(2)
Net other comprehensive income (loss)	1,368
Ending balance, March 31, 2021	$(15,077)
(1) Additional disclosure is included in Note 6 – Derivatives.
(2) Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income.
Use of Estimates – Additional critical accounting policies of NNN include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities and are required to prepare the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant accounting policies include management’s estimates of the useful lives used in calculating depreciation expense relating to real estate asset purchase accounting for acquisition of real estate subject to a lease, the recoverability of the carrying value of long-lived assets and management's evaluation of the probability of outstanding and future lease payment collections. Actual results could differ from those estimates.

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – At March 31, 2021, NNN’s real estate portfolio had a weighted average remaining lease term of 10.6 years and consisted of 3,150 leases classified as operating leases and an additional six leases accounted for as direct financing.
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
As of March 31, 2021, NNN has entered into rent deferral lease amendments with certain tenants, for an aggregate $51,269,000 and $4,677,000 of rent originally due for the years ending December 31, 2020 and 2021, respectively. The rent deferral lease amendments require the deferred rents to be repaid at a later time during the lease term. Approximately $3,259,000 of deferred rent was repaid in 2020 and approximately $10,817,000 of deferred rent was repaid during the quarter ended March 31, 2021. An additional $21,107,000 is due in 2021, with the remaining deferred rent to be collected periodically by December 31, 2025.

Historical rent collections and rent relief requests may not be indicative of collections and requests in the future. Depending on the macroeconomic conditions and the impact on tenants, deferred rents may be difficult to collect.
Real Estate Portfolio – NNN's real estate consisted of the following at (dollars in thousands):

	March 31, 2021	December 31, 2020
Land and improvements(1)	$2,501,471	$2,489,243
Buildings and improvements	6,098,338	6,009,797
Leasehold interests	355	355
	8,600,164	8,499,395
Less accumulated depreciation and amortization	(1,358,764)	(1,317,407)
	7,241,400	7,181,988
Work in progress for buildings and improvements	4,309	26,673
Accounted for using the operating method	7,245,709	7,208,661
Accounted for using the direct financing method	3,904	3,994
	$7,249,613	$7,212,655
(1)Includes $2,328 and $8,421 in land for Properties under construction at March 31, 2021 and December 31, 2020, respectively.
NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended March 31,
	2021	2020
Rental income from operating leases	$173,583	$168,733
Earned income from direct financing leases	158	164
Percentage rent	104	403
Real estate expense reimbursement from tenants	5,353	5,247
	$179,198	$174,547
Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.
For the quarter ended March 31, 2020, NNN recognized accrued rental income, net of reserves and write-offs of ($177,000).
During the quarter ended March 31, 2021, NNN recognized accrued rental income, net of reserves and write-offs of ($8,445,000), which includes ($9,385,000) of net straight-line accrued rent from rent deferral repayments related to the impacts of the rent deferral lease amendments NNN entered into as a result of the COVID-19 pandemic.
At March 31, 2021 and December 31, 2020, the balance of accrued rental income was $45,450,000 and $53,958,000, respectively, net of allowance of $6,030,000 and $6,947,000, respectively.

Real Estate – Intangibles
In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	March 31, 2021	December 31, 2020
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,408	$15,474
Less: accumulated amortization	(10,327)	(10,271)
Above-market in-place leases, net	$5,081	$5,203

In-place leases	$121,486	$118,416
Less: accumulated amortization	(68,986)	(68,695)
In-place leases, net	$52,500	$49,721

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$41,077	$41,101
Less: accumulated amortization	(26,559)	(26,486)
Below-market in-place leases, net	$14,518	$14,615

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the quarters ended March 31, 2021 and 2020, were $162,000 and $220,000, respectively. The value of in-place leases amortized to expense for the quarters ended March 31, 2021 and 2020, were $1,800,000 and $2,395,000, respectively.
Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant and Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of March 31, 2021, NNN had five of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2020, included five Properties, four of which were sold in 2021. Real estate held for sale consisted of the following as of (dollars in thousands):

	March 31, 2021	December 31, 2020
Land and improvements	$4,313	$3,841
Building and improvements	5,480	4,971
	9,793	8,812
Less accumulated depreciation and amortization	(2,316)	(2,536)
Less impairment	(979)	(605)
	$6,498	$5,671
Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended March 31,
	2021		2020
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	11	$4,281	14	$12,770

Real Estate – Commitments
NNN has committed to fund construction on eight Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of March 31, 2021, are outlined in the table below (dollars in thousands):

Total commitment(1)	$12,077
Less amount funded	6,637
Remaining commitment	$5,440
(1)Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term.  NNN generally intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment. As a result of the Company's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries of $2,131,000 and $5,513,000 for the quarters ended March 31, 2021 and 2020, respectively.

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

Note 3 – Line of Credit Payable:
NNN's $900,000,000 unsecured revolving credit facility (the "Credit Facility") had no weighted average outstanding balance during the quarter ended March 31, 2021. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $1,600,000,000, subject to lender approval. As of March 31, 2021, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.

Note 4 – Notes Payable:
In March 2021, NNN filed a prospectus supplement to the prospectus contained in its August 2020 shelf registration statement and issued $450,000,000 aggregate principal amount of 3.500% notes due April 2051 (the “2051 Notes”).

The 2051 Notes were sold at a discount with an aggregate purchase price of $441,594,000 with interest payable semi-annually commencing on October 15, 2021. The discount of $8,406,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2051 Notes after accounting for the note discount is 3.602%.
The 2051 Notes are senior unsecured obligations of NNN and are subordinated to all secured debt and to the debt and other liabilities of NNN's subsidiaries. Additionally, the Notes are each redeemable at NNN's option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make-whole amount, if any, as defined in the supplemental indenture dated March 10, 2021, relating to the 2051 Notes.

NNN received approximately $436,417,000 of net proceeds in connection with the issuance of the 2051 Notes, after incurring debt issuance costs consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses, totaling $5,177,000 for the 2051 Notes.
In March 2021, NNN redeemed the $350,000,000 3.300% notes payable due April 2023. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $21,328,000, and (ii) accrued and unpaid interest.

Note 5 – Stockholders' Equity:
In August 2020, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which permits the issuance by NNN of an indeterminate amount of debt and equity securities.
At-The-Market Offerings – Under NNN's shelf registration statement, NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2020 ATM	2018 ATM
Established date	August 2020	February 2018
Termination date	August 2023	August 2020
Total allowable shares	17,500,000	12,000,000
Total shares issued as of March 31, 2021	1,599,304	11,272,034
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs for the quarter ended March 31, 2021 (dollars in thousands, except per share data):

2021
Shares of common stock	30,000
Average price per share (net)	$38.59
Net proceeds	$1,158
Stock issuance costs(1)	$75
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
There were no common stock issuances pursuant to NNN's ATM equity program for the quarter ended March 31, 2020.
Dividend Reinvestment and Stock Purchase Plan – In February 2021, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 6,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended March 31,
	2021	2020
Shares of common stock	15,769	12,528
Net proceeds	$569	$696

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2021	2020
Series F preferred stock(1):
Dividends	$4,485	$4,485
Per depositary share	0.3250	0.3250

Common stock:
Dividends	90,848	88,148
Per share	0.5200	0.5150
(1)The 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock") has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
In April 2021, NNN declared a dividend of $0.5200 per share, which is payable in May 2021 to its common stockholders of record as of April 30, 2021.

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

The following table outlines NNN's terminated derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Notes Payable	Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated	Fair Value Deferred In Other Comprehensive Income (1)
2024	May 2014	Three forward starting swaps	$225,000	$6,312	$6,312
2025	October 2015	Four forward starting swaps	300,000	13,369	13,369
2026	December 2016	Two forward starting swaps	180,000	(13,352)	(13,345)
2027	September 2017	Two forward starting swaps	250,000	7,690	7,688
2028	September 2018	Two forward starting swaps	250,000	(4,080)	(4,080)
2030	March 2020	Three forward starting swaps	200,000	13,141	13,141
(1) The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
As of March 31, 2021, $15,077,000 remained in other comprehensive income related to NNN’s previously terminated interest rate hedges. During the quarters ended March 31, 2021 and 2020, NNN reclassified out of other comprehensive income $1,368,000 and $383,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $2,271,000 will be reclassified as an increase in interest expense from these terminated derivatives. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at March 31, 2021.

Note 7 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at March 31, 2021 and December 31, 2020, approximate fair value based upon current market prices of comparable instruments (Level 3). At March 31, 2021 and December 31, 2020, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $3,502,237,000 and $3,532,908,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 8 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after March 31, 2021, the date of the condensed consolidated balance sheet.
As of April 28, 2021, NNN had collected approximately 97% of rent originally due in the quarter ended March 31, 2021 and 98% of rent originally due in April 2021.
There were no other reportable subsequent events or transactions.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2020 ("2020 Annual Report"). The terms “NNN” and the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries.
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
•An epidemic or pandemic (such as the outbreak and worldwide spread of a novel strain of coronavirus ("COVID-19")), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the other risks, and may significantly disrupt NNN's tenants' ability to operate their businesses and/or pay rent to NNN or prevent NNN from operating its business in the ordinary course for an extended period;
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
•Competition from numerous other real estate investment trusts (“REIT”), commercial developers, real estate limited partnerships and other investors may impede NNN’s ability to grow;
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
•NNN may be subject to known or unknown environmental liabilities and risks, including but not limited to liabilities and risks resulting from the existence of hazardous materials on or under Properties owned by NNN;
•NNN's failure to qualify as a REIT for federal income tax purposes could result in significant tax liability;
•Compliance with REIT requirements, including distribution requirements, may limit NNN's flexibility and may negatively affect NNN's operating decisions;
•The share ownership restrictions of the Internal Revenue Code of 1986, as amended (the "Code"), for REITs and the 9.8% share ownership limit in NNN's charter may inhibit market activity in NNN's shares of stock and restrict NNN's business combination opportunities;

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
•Acts of violence, terrorist attacks or war may affect NNN's properties, the markets in which NNN operates and NNN's results of operations;
•Changes in accounting pronouncements could adversely impact NNN's or NNN's tenants' reported financial performance;
•The market value of NNN's equity and debt securities is subject to various factors that may cause significant fluctuations or volatility;
•The phase-out of LIBOR could affect interest rates under NNN's variable rate debt;
•Even if NNN remains qualified as a REIT, NNN faces other tax liabilities that reduce operating results and cash flow; and
•Adverse legislative or regulatory tax changes could reduce NNN's earnings and cash flow and the market value of NNN's securities.

Additional information related to these risks and uncertainties are included in "Item 1A. Risk Factors" of NNN's 2020 Annual Report.
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
Overview
NNN, a Maryland corporation, is a fully integrated REIT formed in 1984. NNN's assets are primarily real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio", or individually a "Property").
As of March 31, 2021, NNN owned 3,161 Properties, with an aggregate gross leasable area of approximately 32,717,000 square feet, located in 48 states, with a weighted average remaining lease term of 10.6 years. Approximately 98 percent of the Properties were leased as of March 31, 2021.
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

Impact of COVID-19 on NNN’s Business
In 2020, the COVID-19 pandemic and the government reaction to it negatively affected almost every industry directly or indirectly. A number of NNN’s tenants experienced temporary closures of their operations and/or requested adjustments to their lease terms during this pandemic. As a result, these economic hardships have increased uncertainty with respect to the collectability of lease payments and have had a negative effect on NNN's financial results, including increased accounts receivables and related allowances and recognizing revenue on a cash basis from certain of its tenants.
During the quarter ended March 31, 2021, NNN and certain of NNN's tenants continue to be impacted by the COVID-19 pandemic which has resulted in the continued loss of revenue for certain tenants and challenged their ability to pay rent.
As of March 31, 2021, NNN has entered into rent deferral lease amendments with certain tenants for an aggregate $51,269,000 and $4,677,000 of rent originally due for the years ending December 31, 2020 and December 31, 2021, respectively. The rent deferral lease amendments require the deferred rents to be repaid at a later time during the lease term. Approximately $3,259,000 of deferred rent was repaid in 2020 and approximately $10,817,000 of deferred rent was repaid during the quarter ended March 31, 2021. An additional $21,107,000 is due in 2021, with the remaining deferred rent to be collected periodically by December 31, 2025.
The following table details the rental revenue for the quarter ended March 31, 2021 (collected as of April 28, 2021), excluding the repayments of amounts previously deferred according to the rent deferral lease amendments as a percentage of annualized base rent:

		% of Total Annual Base Rent(1)	% of Rent Collected (2)
1.	Convenience stores	18.0%	99.9%
2.	Automotive service	10.7%	98.7%
3.	Restaurants - full service	10.2%	91.5%
4.	Restaurants – limited service	9.5%	99.9%
5.	Family entertainment centers	6.0%	99.6%
6.	Health and fitness	5.2%	94.2%
7.	Theaters	4.4%	75.8%
8.	Recreational vehicle dealers, parts and accessories	3.5%	100.0%
9.	Equipment rental	3.1%	100.0%
10.	Automotive parts	3.1%	99.7%
11.	Home improvement	2.6%	99.1%
12.	Wholesale clubs	2.5%	100.0%
13.	Medical service providers	2.1%	99.6%
14.	General merchandise	1.7%	99.1%
15.	Furniture	1.7%	99.2%
16.	Home furnishings	1.6%	99.9%
17.	Travel plazas	1.5%	100.0%
18.	Consumer electronics	1.5%	100.0%
19.	Drug stores	1.4%	100.0%
20.	Bank	1.3%	100.0%
	Other	8.4%	99.7%
	Total	100.0%	97.5%

(1) Based on annualized base rent for all leases in place as of March 31, 2021.
(2) As of April 28, 2021, NNN has collected approximately 98% of rent originally due in April 2021.
Historical rent collections and rent relief requests may not be indicative of collections and requests in the future. Depending on the macroeconomic conditions and the impact on tenants, deferred rents may be difficult to collect.
NNN will continue to monitor the impact of the economic downturn, among other things, when considering new property investments in 2021. As of March 31, 2021, NNN had $311,231,000 of cash and cash equivalents and $900,000,000 available for borrowings under its unsecured revolving credit facility. NNN currently expects these combined resources, in addition to the cash provided by NNN's operations to be sufficient to meet NNN's demand for funds.
The rapid development and fluidity of the economic downturn precludes any prediction as to the ultimate adverse impact on the economy, retailing and NNN and will ultimately depend on future developments, none of which can be predicted with any certainty. Nevertheless, the economic downturn presents material uncertainty and risk with respect to NNN’s performance, business or financial condition, results of operations and cash flows.
Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	March 31, 2021	December 31, 2020	March 31, 2020
Properties Owned:
Number	3,161	3,143	3,125
Total gross leasable area (square feet)	32,717,000	32,461,000	32,500,000
Properties:
Leased and unimproved land	3,106	3,096	3,088
Percent of Properties – leased and unimproved land	98%	99%	99%
Weighted average remaining lease term (years)	10.6	10.7	11.1
Total gross leasable area (square feet) – leased	31,910,000	31,631,000	31,910,000

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	March 31, 2021	December 31, 2020	March 31, 2020
1.	Convenience stores	18.0%	18.2%	18.1%
2.	Automotive service	10.7%	10.3%	9.9%
3.	Restaurants – full service	10.2%	10.5%	11.0%
4.	Restaurants – limited service	9.5%	9.7%	8.7%
5.	Family entertainment centers	6.0%	5.9%	6.7%
6.	Health and fitness	5.2%	5.3%	5.2%
7.	Theaters	4.4%	4.4%	4.7%
8.	Recreational vehicle dealers, parts and accessories	3.5%	3.5%	3.4%
9.	Equipment rental	3.1%	2.6%	2.6%
10.	Automotive parts	3.1%	3.1%	3.1%
11.	Home improvement	2.6%	2.6%	2.6%
12.	Wholesale clubs	2.5%	2.6%	2.5%
13.	Medical service providers	2.1%	2.2%	2.1%
14.	General merchandise	1.7%	1.7%	1.7%
15.	Furniture	1.7%	1.7%	1.7%
16.	Home furnishings	1.6%	1.6%	1.6%
17.	Travel plazas	1.5%	1.5%	1.5%
18.	Consumer electronics	1.5%	1.5%	1.5%
19.	Drug stores	1.4%	1.5%	1.5%
20.	Bank	1.3%	1.3%	1.3%
	Other	8.4%	8.3%	8.6%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2021	2020
Acquisitions:
Number of Properties	29	21
Gross leasable area (square feet)(1)	355,000	217,000
Initial cash yield	6.4%	6.9%
Total dollars invested(2)	$105,626	$67,197
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
Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2021	2020
Number of properties	11	14
Gross leasable area (square feet)	96,000	176,000
Net sales proceeds	$17,575	$36,266
Net gain	$4,281	$12,770

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter ended March 31, 2021, total revenues increased as compared to the same period in 2020, primarily due to scheduled rent increases based on increases in the Consumer Price Index ("CPI") and to the income generated from Properties acquired during the year ended December 31, 2020 and quarter ended March 31, 2021 (See "Results of Operations - Property Analysis - Property Acquisitions").
The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended March 31,
			Percent Increase (Decrease)
	2021	2020
Rental Revenues(1)	$173,845	$169,300	2.7%
Real estate expense reimbursement from tenants	5,353	5,247	2.0%
Rental income	179,198	174,547	2.7%
Interest and other income from real estate transactions	580	516	12.4%
Total revenues	$179,778	$175,063	2.7%
(1)Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").
Quarter Ended March 31, 2021 versus Quarter Ended March 31, 2020
Rental Income. Rental income increased for the quarter ended March 31, 2021, as compared to the same period in 2020. The increase for the quarter ended March 31, 2021, is primarily due to scheduled rent increases and Property acquisitions:
(i)a partial year of Rental Revenue from 29 properties with aggregate gross leasable area of approximately 355,000 square feet during 2021, and
(ii)a full year of Rental Revenue from 63 properties with aggregate gross leasable area of approximately 449,000 square feet in 2020.

Analysis of Expenses
General.  Operating expenses decreased for the quarter ended March 31, 2021, as compared to the same period in 2020, primarily due to the decrease in impairment losses recognized on real estate which was partially offset by an increase in general and administrative expenses. The following table summarizes NNN’s expenses (dollars in thousands):

	Quarter Ended March 31,
			Percent Increase (Decrease)
	2021	2020
General and administrative	$11,748	$10,100	16.3%
Real estate	7,725	7,635	1.2%
Depreciation and amortization	49,980	49,188	1.6%
Leasing transaction costs	38	36	5.6%
Impairment losses – real estate, net of recoveries	2,131	5,513	(61.3)%
Total operating expenses	$71,622	$72,472	(1.2)%

Interest and other income	$(65)	$(164)	(60.4)%
Interest expense	34,587	33,670	2.7%
Loss on early extinguishment of debt	21,328	16,679	27.9%
Total other expenses	$55,850	$50,185	11.3%

As a percentage of total revenues:
General and administrative	6.5%	5.8%
Real estate	4.3%	4.4%
Quarter Ended March 31, 2021 versus Quarter Ended March 31, 2020
General and Administrative.   General and administrative expenses increased in amount and as a percentage of total revenues for the quarter ended March 31, 2021, as compared to the same period in 2020. The increase is primarily attributable to an increase in long-term incentive compensation costs.
Impairment Losses – real estate, net of recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at a price that exceeds NNN's carrying value. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying cost of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term. NNN generally intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment. NNN recognized real estate impairments, net of recoveries of $2,131,000 and $5,513,000 for the quarters ended March 31, 2021 and 2020, respectively.

Interest expense. Interest expense increased for the quarter ended March 31, 2021, as compared to the same period in 2020. The following represents the primary changes in debt that have impacted interest expense (dollars in thousands):

Transaction	Effective Date	Principal	Stated Interest Rate	Original Maturity
Issuance 2030 Notes	March 2020	$400,000	2.500%	April 2030
Issuance 2050 Notes	March 2020	300,000	3.100%	April 2050
Redemption 2022 Notes	March 2020	(325,000)	3.800%	October 2022
Issuance 2051 Notes	March 2021	450,000	3.500%	April 2051
Redemption 2023 Notes	March 2021	(350,000)	3.300%	April 2023
In addition to the note payable transactions outlined in the table above, interest expense was impacted due to the Credit Facility having no weighted average outstanding balance at March 31, 2021 compared to a $75,996,000 weighted average outstanding balance with a weighted average interest rate of 2.5% for the quarter ended March 31, 2020. In addition, interest expense for the quarters ended March 31, 2021 and 2020 includes $2,078,000 and $2,291,000, respectively, in connection with the early redemption of the 2023 Notes and 2022 Notes, respectively.
Loss on Early Extinguishment of Debt. In March 2021, NNN redeemed the $350,000,000 3.300% notes payable due April 2023. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $21,328,000, and (ii) accrued and unpaid interest.
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
While the total impacts of the economic downturn are unknown, NNN expects to meet short-term liquidity requirements through cash and cash equivalents, cash provided from operations and NNN's Credit Facility. As of March 31, 2021, NNN has $311,231,000 of cash and cash equivalents and $900,000,000 available for borrowings under its Credit Facility.
NNN anticipates its long-term capital needs will be funded by the Credit Facility, cash provided from operations, the issuance of long-term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.
Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN did not have restricted cash, including cash held in escrow as of March 31, 2021 and December 31, 2020. The table below summarizes NNN’s cash flows (dollars in thousands):

	Quarter Ended March 31,
	2021	2020
Cash and cash equivalents:
Provided by operating activities	$161,170	$128,084
Used in investing activities	(88,512)	(30,654)
Provided by (used in) financing activities	(28,663)	118,841
Increase	43,995	216,271
Net cash at beginning of period	267,236	1,112
Net cash at end of period	$311,231	$217,383

Cash provided by operating activities represents cash received primarily from Rental Revenue and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the quarters ended March 31, 2021 and 2020, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses cash on hand or proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the quarter ended March 31, 2021, included the following significant transactions:
(i) Issuance and redemption of notes payable resulted in the following:
•$436,417,000 in net proceeds from the issuance in March of the 3.500% notes payable due in April 2051;
•$350,000,000 payment in March for the early redemption of the 3.300% notes payable due in April 2023; and
•$21,328,000 payment in March of the make-whole amount from the early redemption of the 3.300% notes payable due in April 2023.
(ii) Issuance of common stock resulted in the following net proceeds:
•$1,158,000 from the issuance of 30,000 shares of common stock in connection with the at-the-market ("ATM") equity program; and
•$569,000 from the issuance of 15,769 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP").
(iii) Dividends paid:
•$90,848,000 to common stockholders; and
•$4,485,000 to holders of the depositary shares of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock").
Contractual Obligations and Commercial Commitments. The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of March 31, 2021. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of March 31, 2021.

	Expected Maturity Date (dollars in thousands)
	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt(1)	$3,361,085	$474	$664	$9,947	$350,000	$400,000	$2,600,000
Long-term debt – interest(2)	1,642,562	92,610	123,447	123,201	115,506	107,250	1,080,548
Headquarters office lease(3)	3,266	594	804	821	837	210	—
Ground leases(4)	7,741	432	582	582	601	639	4,905
Total contractual cash obligations	$5,014,654	$94,110	$125,497	$134,551	$466,944	$508,099	$3,685,453
(1)Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and note costs. See "Debt-Notes Payable".
(2)Interest calculation based on stated rate of the principal amount.
(3)NNN is a lessee for its headquarters office lease.
(4)NNN is a lessee for three ground lease arrangements.
In addition to the contractual obligations outlined above, NNN has committed to fund construction on eight Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at March 31, 2021, are outlined in the table below (dollars in thousands):

Total commitment(1)	$12,077
Less amount funded	6,637
Remaining commitment	$5,440
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

As of March 31, 2021, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2020. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its credit facility, debt or equity financings and asset dispositions.
Generally, the Properties are leased under long-term triple net leases, which require the tenant to pay all property taxes and assessments, to maintain the interior and exterior of the property, and to carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates that the costs associated with these Properties, NNN's vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its credit facility or use other sources of capital in the event of significant capital expenditures or major repairs.
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
As of March 31, 2021, NNN owned 55 vacant, un-leased Properties which accounted for approximately two percent of total Properties held in the Property Portfolio.
Additionally, as of April 28, 2021, less than one percent of total Properties, and less than one percent of aggregate gross leasable area held in the Property Portfolio was leased to one tenant that is currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, this tenant has the right to reject or affirm its lease with NNN.
NNN generally monitors the financial performance of its significant tenants on an ongoing basis.
A prolonged continuation of business closures, reduced capacity at businesses or other social-distancing practices as a result of COVID-19 may adversely impact NNN's tenants’ ability to generate sufficient revenues to meet financial obligations, and could force tenants to default on their leases, or result in the bankruptcy of tenants, which would diminish the rental revenue NNN receives under its leases. Additionally, an increase in the number of vacant properties would increase NNN's real estate expenses, including expenses associated with ongoing maintenance and repairs, utilities, property taxes, and property and liability insurance. The ongoing development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on NNN (See “Impact of COVID-19 on NNN’s Business”).
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2021	2020
Series F Preferred Stock(1):
Dividends	$4,485	$4,485
Per depositary share	0.3250	0.3250

Common stock:
Dividends	90,848	88,148
Per share	0.5200	0.5150
(1) The Series F Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
In April 2021, NNN declared a dividend of $0.5200 per share which is payable in May 2021 to its common stockholders of record as of April 30, 2021.

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

Debt
NNN expects to use debt primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally, debt may be used to refinance existing debt. The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	March 31, 2021	Percentage of Total	December 31, 2020	Percentage of Total
Mortgages payable	$11,222	0.3%	$11,395	0.4%
Notes payable	3,298,302	99.7%	3,209,527	99.6%
Total outstanding debt	$3,309,524	100.0%	$3,220,922	100.0%

Line of Credit Payable. NNN's $900,000,000 unsecured revolving credit facility (the “Credit Facility”) had no weighted average outstanding balance during the quarter ended March 31, 2021. The Credit Facility matures January 2022, unless the Company exercises its option to extend maturity to January 2023. The Credit Facility bears interest at LIBOR plus 87.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $1,600,000,000, subject to lender approval. As of March 31, 2021, there was no outstanding balance and $900,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.
Notes Payable. In March 2021, NNN filed a prospectus supplement to the prospectus contained in its August 2020 shelf registration statement and, subsequently, in March 2021, issued $450,000,000 aggregate principal amount of 3.500% notes due April 2051 (the “2051 Notes”).

The 2051 Notes were sold at a discount with an aggregate purchase price of $441,594,000 with interest payable semi-annually commencing on October 15, 2021. The discount of $8,406,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2051 Notes after accounting for the note discount is 3.602%.

The 2051 Notes are senior unsecured obligations of NNN and are subordinated to all secured debt and to the debt and other liabilities of NNN's subsidiaries. Additionally, the 2051 Notes are each redeemable at NNN's option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make-whole amount, if any, as defined in the supplemental indenture dated March 10, 2021, relating to the 2051 Notes.

NNN received approximately $436,417,000 of net proceeds in connection with the issuance of the 2051 Notes after incurring debt issuance costs consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses, totaling $5,177,000. NNN used the net proceeds from the issuance of the 2051 Notes to redeem all of its 3.300% notes payable that were due 2023, fund future property acquisitions and for general corporate purposes.
In March 2021, NNN redeemed the $350,000,000 3.300% notes payable due April 2023. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $21,328,000, and (ii) accrued and unpaid interest.

Debt and Equity Securities
NNN has used, and expects to use in the future, issuances of debt and equity securities primarily to pay down its outstanding debt and to finance acquisitions.
Securities Offerings. In August 2020, NNN filed a shelf registration statement with the Securities and Exchange Commission (the “Commission”) which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.
Information related to NNN's publicly held debt and equity securities is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2020.
At-The-Market Offerings. Under NNN's shelf registration statement, NNN established an ATM equity program which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2020 ATM	2018 ATM
Established date	August 2020	February 2018
Termination date	August 2023	August 2020
Total allowable shares	17,500,000	12,000,000
Total shares issued as of March 31, 2021	1,599,304	11,272,034
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs for the quarter ended March 31, 2021 (dollars in thousands, except per share data):

2021
Shares of common stock	30,000
Average price per share (net)	$38.59
Net proceeds	$1,158
Stock issuance costs(1)	$75
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
There were no common stock issuances pursuant to NNN's ATM equity program for the quarter ended March 31, 2020.
Dividend Reinvestment and Stock Purchase Plan.  In February 2021, NNN filed a shelf registration statement which was automatically effective with the Commission for its DRIP, which permits the issuance by NNN of up to 6,000,000 shares of common stock. NNN’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to NNN’s DRIP (dollars in thousands):

	Quarter Ended March 31,
	2021	2020
Shares of common stock	15,769	12,528
Net proceeds	$569	$696

Recent Accounting Pronouncements

Refer to Note 1 to the March 31, 2021, condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of March 31, 2021, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of March 31, 2021 and December 31, 2020. The table presents principal payments and related interest rates by year for debt obligations outstanding as of March 31, 2021. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of March 31, 2021 and December 31, 2020. The weighted average interest rate for the Credit Facility for year ended December 31, 2020 was 2.6%. The table incorporates only those debt obligations that existed as of March 31, 2021, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would remain unchanged for the quarter ended March 31, 2021.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2021	$539	5.23%	$—	—
2022	750	5.23%	—	—
2023	9,968	5.23%	—	—
2024	—	—	349,744	3.92%
2025	—	—	399,509	4.03%
Thereafter	—	—	2,574,684	3.67%	(3)
Total	$11,257	5.23%	3,323,937	3.74%
Fair Value:
March 31, 2021	$11,257		$3,502,237
December 31, 2020	$11,434		$3,532,908
(1) NNN's mortgages payable represent principal payments by year and include unamortized premiums and exclude debt costs.
(2) Includes NNN’s notes payable, each exclude debt costs and are net of unamortized discounts. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.
(3) Weighted average effective interest rate for periods after 2025.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of March 31, 2021, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. Not applicable.

Item 1A.Risk Factors.
There were no material changes in NNN's risk factors disclosed in Item 1A. Risk Factors in NNN's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.Defaults Upon Senior Securities. Not applicable.

Item 4.Mine Safety Disclosures. Not applicable.

Item 5.Other Information. Not applicable.

Item 6.Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and Bylaws

3.1
Third Amended and Restated Bylaws of the Registrant, as amended through the Fourth Amendment to Bylaws, dated February 17, 2021 (filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1
Form of Nineteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.500% Notes due 2051 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2021, and incorporated herein by reference).

4.2
Form of 3.500% Notes due 2051 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on March 10, 2021, and incorporated herein by reference).

31.	Section 302 Certifications(1)

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications(1)

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

	101.1	The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2021, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

	104.1	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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
DATED this 4th day of May, 2021.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Julian E. Whitehurst
Julian E. Whitehurst
Chief Executive Officer, President and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director