Form 10-Q
period 2021-06-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2021-08-03
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021
OR
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
175,599,418 shares of common stock, $0.01 par value, outstanding as of July 29, 2021.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Real estate portfolio	$7,270,513	$7,212,655
Real estate held for sale	12,736	5,671
Cash and cash equivalents	249,558	267,236
Receivables, net of allowance of $779 and $835, respectively	3,613	4,338
Accrued rental income, net of allowance of $5,294 and $6,947, respectively	37,870	53,958
Debt costs, net of accumulated amortization of $18,243 and $17,294, respectively	8,508	1,917
Other assets	93,002	92,069
Total assets	$7,675,800	$7,637,844
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, including unamortized premium and net of unamortized debt costs	$11,049	$11,395
Notes payable, net of unamortized discount and unamortized debt costs	3,299,218	3,209,527
Accrued interest payable	21,816	19,401
Other liabilities	72,839	78,217
Total liabilities	3,404,922	3,318,540

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 175,598,569 and 175,232,971 shares issued and outstanding, respectively	1,757	1,753
Capital in excess of par value	4,644,593	4,633,771
Accumulated deficit	(705,958)	(644,779)
Accumulated other comprehensive income (loss)	(14,516)	(16,445)
Total stockholders’ equity of NNN	4,270,876	4,319,300
Noncontrolling interests	2	4
Total equity	4,270,878	4,319,304
Total liabilities and equity	$7,675,800	$7,637,844
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental income	$178,004	$163,479	$357,202	$338,026
Interest and other income from real estate transactions	1,007	222	1,587	738
	179,011	163,701	358,789	338,764
Operating expenses:
General and administrative	11,868	9,395	23,616	19,495
Real estate	6,619	6,323	14,344	13,959
Depreciation and amortization	50,875	48,936	100,855	98,124
Leasing transaction costs	22	—	60	36
Impairment losses – real estate, net of recoveries	7,735	21,854	9,866	27,367
	77,119	86,508	148,741	158,981
Gain on disposition of real estate	4,181	719	8,462	13,489
Earnings from operations	106,073	77,912	218,510	193,272
Other expenses (revenues):
Interest and other income	(33)	(106)	(98)	(271)
Interest expense	33,085	31,753	67,672	65,423
Loss on early extinguishment of debt	—	—	21,328	16,679
	33,052	31,647	88,902	81,831
Net earnings	73,021	46,265	129,608	111,441
Loss attributable to noncontrolling interests	2	—	2	2
Net earnings attributable to NNN	73,023	46,265	129,610	111,443
Series F preferred stock dividends	(4,485)	(4,485)	(8,970)	(8,970)
Net earnings attributable to common stockholders	$68,538	$41,780	$120,640	$102,473
Net earnings per share of common stock:
Basic	$0.39	$0.24	$0.69	$0.60
Diluted	$0.39	$0.24	$0.69	$0.60
Weighted average number of common shares outstanding:
Basic	174,610,897	171,388,869	174,600,158	171,213,943
Diluted	174,726,812	171,485,285	174,733,076	171,373,816
Other comprehensive income:
Net earnings attributable to NNN	$73,023	$46,265	$129,610	$111,443
Amortization of interest rate hedges	561	638	1,929	1,021
Fair value of forward starting swaps	—	—	—	(7,617)
Comprehensive income attributable to NNN	73,584	46,903	131,539	104,847
Comprehensive loss attributable to noncontrolling interests	(2)	—	(2)	(2)
Total comprehensive income	$73,582	$46,903	$131,537	$104,845

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Quarter Ended June 30, 2021
(dollars in thousands, except per share data)
(Unaudited)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at March 31, 2021	$345,000	$1,757	$4,639,680	$(683,525)	$(15,077)	$4,287,835	$4	$4,287,839
Net earnings	—	—	—	73,023	—	73,023	(2)	73,021
Dividends declared and paid:
$0.3250 per depositary share of Series F preferred stock	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.5200 per share of common stock	—	—	629	(90,971)	—	(90,342)	—	(90,342)
Issuance of common stock:
6,875 shares – director compensation	—	—	267	—	—	267	—	267
2,017 shares – stock purchase plan	—	—	95	—	—	95	—	95
Stock issuance costs	—	—	(46)	—	—	(46)	—	(46)
Amortization of deferred compensation	—	—	3,968	—	—	3,968	—	3,968
Amortization of interest rate hedges	—	—	—	—	561	561	—	561
Balances at June 30, 2021	$345,000	$1,757	$4,644,593	$(705,958)	$(14,516)	$4,270,876	$2	$4,270,878

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Quarter Ended June 30, 2020
(dollars in thousands, except per share data)
(Unaudited)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at March 31, 2020	$345,000	$1,721	$4,499,255	$(526,684)	$(18,362)	$4,300,930	$5	$4,300,935
Net earnings	—	—	—	46,265	—	46,265	—	46,265
Dividends declared and paid:
$0.3250 per depositary share of Series F preferred stock	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.5150 per share of common stock	—	—	531	(88,270)	—	(87,739)	—	(87,739)
Issuance of common stock:
10,647 shares – director compensation	—	—	298	—	—	298	—	298
2,829 shares – stock purchase plan	—	—	94	—	—	94	—	94
1,417,977 shares – ATM equity program	—	14	52,749	—	—	52,763	—	52,763
Stock issuance costs	—	—	(746)	—	—	(746)	—	(746)
Amortization of deferred compensation	—	—	2,777	—	—	2,777	—	2,777
Amortization of interest rate hedges	—	—	—	—	638	638	—	638
Balances at June 30, 2020	$345,000	$1,735	$4,554,958	$(573,174)	$(17,724)	$4,310,795	$5	$4,310,800

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2021
(dollars in thousands, except per share data)
(Unaudited)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2020	$345,000	$1,753	$4,633,771	$(644,779)	$(16,445)	$4,319,300	$4	$4,319,304
Net earnings				129,610		129,610	(2)	129,608
Dividends declared and paid:
$0.6500 per depositary share of Series F preferred stock	—	—	—	(8,970)	—	(8,970)	—	(8,970)
$1.0400 per share of common stock	—	—	1,207	(181,819)	—	(180,612)	—	(180,612)
Issuance of common stock:						—
15,199 shares – director compensation	—	—	534	—	—	534	—	534
3,732 shares – stock purchase plan	—	—	165	—	—	165	—	165
30,000 shares – ATM equity program	—	1	1,233	—	—	1,234	—	1,234
287,957 restricted shares – net of forfeitures	—	3	(3)	—	—	—	—	—
Stock issuance costs	—	—	(202)	—	—	(202)	—	(202)
Amortization of deferred compensation	—	—	7,888	—	—	7,888	—	7,888
Amortization of interest rate hedges	—	—	—	—	1,929	1,929	—	1,929
Balances at June 30, 2021	$345,000	$1,757	$4,644,593	$(705,958)	$(14,516)	$4,270,876	$2	$4,270,878

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2020
(dollars in thousands, except per share data)
(Unaudited)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2019	$345,000	$1,718	$4,495,314	$(499,229)	$(11,128)	$4,331,675	$7	$4,331,682
Net earnings	—	—	—	111,443	—	111,443	(2)	111,441
Dividends declared and paid:
$0.6500 per depositary share of Series F preferred stock	—	—	—	(8,970)	—	(8,970)	—	(8,970)
$1.0300 per share of common stock	—	—	1,151	(176,418)	—	(175,267)	—	(175,267)
Issuance of common stock:						—
16,759 shares – director compensation	—	—	596	—	—	596	—	596
4,306 shares – stock purchase plan	—	—	170	—	—	170	—	170
1,417,977 shares – ATM equity program	—	14	52,749	—	—	52,763	—	52,763
253,406 restricted shares – net of forfeitures	—	3	(3)	—	—	—	—	—
Stock issuance costs	—	—	(746)	—	—	(746)	—	(746)
Amortization of deferred compensation	—	—	5,727	—	—	5,727	—	5,727
Amortization of interest rate hedges	—	—	—	—	1,021	1,021	—	1,021
Fair value of forward starting swaps	—	—	—	—	(7,617)	(7,617)	—	(7,617)
Balances at June 30, 2020	$345,000	$1,735	$4,554,958	$(573,174)	$(17,724)	$4,310,795	$5	$4,310,800

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$129,608	$111,441
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	100,855	98,124
Impairment losses – real estate, net of recoveries	9,866	27,367
Loss on early extinguishment of debt	21,328	16,679
Amortization of notes payable discount	1,350	2,275
Amortization of debt costs	2,882	2,842
Amortization of mortgages payable premium	(43)	(43)
Amortization of interest rate hedges	1,929	1,021
Settlement of forward starting swaps	—	(13,141)
Gain on disposition of real estate	(8,462)	(13,489)
Performance incentive plan expense	8,717	6,275
Performance incentive plan payment	(721)	(846)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease (increase) in receivables	725	(15,771)
Decrease (increase) in accrued rental income	15,692	(31,045)
Decrease (increase) in other assets	124	(204)
Increase in accrued interest payable	2,415	3,402
Decrease in other liabilities	(5,204)	(7,356)
Other	(305)	186
Net cash provided by operating activities	280,756	187,717
Cash flows from investing activities:
Proceeds from the disposition of real estate	41,264	37,257
Additions to real estate:
Accounted for using the operating method	(207,789)	(78,880)
Principal payments received on mortgages and notes receivable	288	194
Other	(1,001)	(43)
Net cash used in investing activities	(167,238)	(41,472)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Proceeds from line of credit payable	$—	$311,000
Repayment of line of credit payable	—	(444,600)
Repayment of mortgages payable	(312)	(294)
Proceeds from notes payable	441,594	692,646
Repayment of notes payable	(350,000)	(325,000)
Payment for early extinguishment of debt	(21,328)	(16,679)
Payment of debt issuance costs	(12,743)	(7,809)
Proceeds from issuance of common stock	2,606	54,084
Stock issuance costs	(224)	(757)
Payment of Series F preferred stock dividends	(8,970)	(8,970)
Payment of common stock dividends	(181,819)	(176,418)
Net cash provided by (used in) financing activities	(131,196)	77,203
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,678)	223,448
Cash, cash equivalents and restricted cash at beginning of period(1)	267,236	1,112
Cash, cash equivalents and restricted cash at end of period(1)	$249,558	$224,560
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$59,266	$56,811
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income (loss)	$1,929	$(6,596)
Work in progress accrual balance	$6,376	$16,789
Mortgage receivable issued in connection with real estate disposition	$—	$3,000
  (1) Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN had no restricted cash and cash held in escrow at June 30, 2021 and 2020.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

June 30, 2021
Property Portfolio:
Total properties	3,173
Gross leasable area (square feet)	32,664,000
States	48
Weighted average remaining lease term (years)	10.6
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2021, may not be indicative of the results that may be expected for the year ending December 31, 2021. See "Footnote 8 – Subsequent Events." Amounts as of December 31, 2020, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2020.
COVID-19 Pandemic – During the quarter and six months ended June 30, 2021, NNN and its tenants continue to be impacted by the COVID-19 pandemic which has resulted in the loss of revenue for certain tenants and challenged their ability to pay rent. NNN has entered into rent deferral lease amendments with certain tenants (See Note 2).
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $127,000 and $886,000 in capitalized interest during the development period for the six months ended June 30, 2021 and 2020, respectively, of which $64,000 and $420,000 was recorded during the quarters ended June 30, 2021 and 2020, respectively.
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
In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease and the renewal option terms if it is probable that the tenant will exercise options. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the Company believes that it is likely that the tenant will renew the lease for an option term whereby the Company amortizes the value attributable to the renewal over the renewal period.
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
In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. NNN elected to make this policy election for COVID-19 lease concessions, including the rent deferral lease amendments effective during the year ended December 31, 2020 and the quarter and six months ended June 30, 2021.
In accordance with ASC 842, NNN reviews the collectability of its lease payments on an ongoing basis. NNN considers collectability indicators when analyzing accounts receivable (and accrued rent) and historical bad debt levels, tenant credit-worthiness and current economic trends, all of which assists in evaluating the probability of outstanding and future lease payment collections. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. At the point NNN deems the collection of lease payments not probable, previously recognized rental revenue and any related accrued rent are reversed and, subsequently, any lease revenue is only recognized when cash receipts are received. As a result of the review of lease payments collectability, no outstanding receivables and related accrued rent were written off during the quarter and six months ended June 30, 2021, and no tenants were reclassified as cash basis for accounting purposes.
NNN includes an allowance for doubtful accounts in rental income on the Consolidated Statements of Income and Comprehensive Income.
As of June 30, 2021, approximately six percent of total Properties, and approximately eight percent of aggregate gross leasable area held in the Property Portfolio, was leased to 11 tenants that NNN has determined to recognize revenue on a cash basis. During the six months ended June 30, 2021 and 2020, NNN recognized $24,369,000 and $203,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting, of which $13,055,000 was recorded during the quarter ended June 30, 2021. No rental income from such tenants was recorded during the quarter ended June 30, 2020.
Impairment – Real Estate – NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These indicators include, but are not limited to: changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, properties reclassified as held for sale, persistent vacancies greater than one year, and properties leased to tenants in bankruptcy. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term. NNN generally intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment.
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
As of June 30, 2021 and December 31, 2020, NNN had mortgages receivable of $2,210,000 and $2,482,000, respectively, included in other assets on the Condensed Consolidated Balance Sheets, net of $141,000 and $158,000 allowance for credit loss, respectively. NNN measures the allowance for credit loss based on the fair value of the collateral and the historical collectability trend analysis over 15 years.
Debt Costs – Line of Credit Payable – Debt costs incurred in connection with NNN's $1,100,000,000 line of credit have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN has recorded debt costs associated with the line of credit as an asset, in debt costs on the Condensed Consolidated Balance Sheets.
Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $33,177,000 and $31,140,000, as of June 30, 2021 and December 31, 2020, respectively, are included in notes payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $8,102,000 and $9,317,000, respectively.
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
The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and Diluted Earnings:
Net earnings attributable to NNN	$73,023	$46,265	$129,610	$111,443
Less: Series F preferred stock dividends	(4,485)	(4,485)	(8,970)	(8,970)
Net earnings available to NNN’s common stockholders	68,538	41,780	120,640	102,473
Less: Earnings allocated to unvested restricted shares	(178)	(176)	(328)	(336)
Net earnings used in basic and diluted earnings per share	$68,360	$41,604	$120,312	$102,137

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	175,590,102	172,301,757	175,491,461	172,064,786
Less: Unvested restricted shares	(341,467)	(342,079)	(315,209)	(326,816)
Less: Unvested contingent restricted shares	(637,738)	(570,809)	(576,094)	(524,027)
Weighted average number of shares outstanding used in basic earnings per share	174,610,897	171,388,869	174,600,158	171,213,943
Other dilutive securities	115,915	96,416	132,918	159,873
Weighted average number of shares outstanding used in diluted earnings per share	174,726,812	171,485,285	174,733,076	171,373,816
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
Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2021, (dollars in thousands):

	Gain (Loss) on Cash Flow Hedges (1)
Beginning balance, December 31, 2020	$(16,445)

Reclassifications from accumulated other comprehensive income to net earnings	1,929	(2)
Net other comprehensive income (loss)	1,929
Ending balance, June 30, 2021	$(14,516)
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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – At June 30, 2021, NNN’s real estate portfolio had a weighted average remaining lease term of 10.6 years and consisted of 3,158 leases classified as operating leases and an additional six leases accounted for as direct financing.
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
As of June 30, 2021, NNN has entered into rent deferral lease amendments with certain tenants, for an aggregate $51,799,000 and $4,758,000 of rent originally due for the years ending December 31, 2020 and 2021, respectively. The rent deferral lease amendments require the deferred rents to be repaid at a later time during the lease term. Approximately $3,259,000 of deferred rent was repaid in 2020 and approximately $10,416,000 and $21,151,000 of deferred rent was repaid during the quarter and six months ended June 30, 2021, respectively. An additional $10,889,000 is due in 2021, with the remaining deferred rent coming due periodically by December 31, 2025.
Historical rent collections and rent relief requests may not be indicative of collections and requests in the future. Depending on macroeconomic conditions and their impact on a tenant's business and operations, deferred rents may be difficult to collect.

Real Estate Portfolio – NNN's real estate consisted of the following at (dollars in thousands):

	June 30, 2021	December 31, 2020
Land and improvements(1)	$2,503,718	$2,489,243
Buildings and improvements	6,154,976	6,009,797
Leasehold interests	355	355
	8,659,049	8,499,395
Less accumulated depreciation and amortization	(1,394,185)	(1,317,407)
	7,264,864	7,181,988
Work in progress for buildings and improvements	1,841	26,673
Accounted for using the operating method	7,266,705	7,208,661
Accounted for using the direct financing method	3,808	3,994
	$7,270,513	$7,212,655
(1)Includes $5,222 and $8,421 in land for Properties under construction at June 30, 2021 and December 31, 2020, respectively.
NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental income from operating leases	$173,371	$159,300	$346,954	$328,033
Earned income from direct financing leases	157	162	315	326
Percentage rent	231	165	335	568
Real estate expense reimbursement from tenants	4,245	3,852	9,598	9,099
	$178,004	$163,479	$357,202	$338,026
Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.
For the six months ended June 30, 2021 and 2020, NNN recognized ($15,918,000) and $30,717,000, respectively, of accrued rental income, net of reserves, of which ($7,473,000) and $30,894,000 of such income, net of reserves, was recorded during the quarters ended June 30, 2021 and 2020, respectively.
Included in accrued rental income are the impacts of the rent deferral lease amendments NNN entered into as a result of the COVID-19 pandemic. During the six months ended June 30, 2021 and 2020, NNN recorded ($17,706,000) and $26,015,000, respectively, of net straight-line accrued rental income related to such amendments, of which ($8,323,000) and $26,015,000 was recorded during the quarters ended June 30, 2021 and 2020, respectively.
At June 30, 2021 and December 31, 2020, the balance of accrued rental income was $37,870,000 and $53,958,000, respectively, net of allowance of $5,294,000 and $6,947,000, respectively.

Real Estate – Intangibles
In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	June 30, 2021	December 31, 2020
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,389	$15,474
Less: accumulated amortization	(10,525)	(10,271)
Above-market in-place leases, net	$4,864	$5,203

In-place leases	$121,951	$118,416
Less: accumulated amortization	(70,671)	(68,695)
In-place leases, net	$51,280	$49,721

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$41,373	$41,101
Less: accumulated amortization	(26,887)	(26,486)
Below-market in-place leases, net	$14,486	$14,615

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the six months ended June 30, 2021 and 2020, were $274,000 and $410,000, respectively, of which $112,000 and $190,000 was recorded for the quarters ended June 30, 2021 and 2020, respectively. The value of in-place leases amortized to expense for the six months ended June 30, 2021 and 2020, was $3,612,000 and $4,337,000, respectively, of which $1,812,000 and $1,942,000 was recorded for the quarters ended June 30, 2021 and 2020, respectively.
Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant and Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of June 30, 2021, NNN had 11 of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2020, included five Properties, all of which were sold in 2021. Real estate held for sale consisted of the following as of (dollars in thousands):

	June 30, 2021	December 31, 2020
Land and improvements	$14,860	$3,841
Building and improvements	17,018	4,971
	31,878	8,812
Less accumulated depreciation and amortization	(5,659)	(2,536)
Less impairment	(13,483)	(605)
	$12,736	$5,671
Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	15	$4,181	8	$719	26	$8,462	22	$13,489

Real Estate – Commitments
NNN has committed to fund construction on 11 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of June 30, 2021, are outlined in the table below (dollars in thousands):

Total commitment(1)	$17,555
Less amount funded	7,063
Remaining commitment	$10,492
(1)Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
Real Estate – Impairments
NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These indicators include, but are not limited to: changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, properties reclassified as held for sale, persistent vacancies greater than one year, and properties leased to tenants in bankruptcy. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term.  NNN generally intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment.
As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total real estate impairments, net of recoveries	$7,735	$21,854	$9,866	$27,367

Number of Properties:
Vacant	8	2	14	9
Occupied	7	12	8	13

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

Note 3 – Line of Credit Payable:
In June 2021, NNN amended and restated its credit agreement to increase the borrowing capacity under its unsecured revolving credit facility from $900,000,000 to $1,100,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). The Credit Facility had no weighted average outstanding balance during the six months ended June 30, 2021. The Credit Facility matures June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility bears interest at LIBOR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, NNN incurred loan costs of $7,419,000 which are included in debt costs on the Condensed Consolidated Balance Sheet. As of June 30, 2021, there was no outstanding balance and $1,100,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.

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
The 2051 Notes are senior unsecured obligations of NNN and are subordinated to all secured debt and to the debt and other liabilities of NNN's subsidiaries. Additionally, the Notes are each redeemable at NNN's option, in whole or in part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make-whole amount, if any, as defined in the supplemental indenture dated March 10, 2021, relating to the 2051 Notes.

NNN received approximately $436,417,000 of net proceeds in connection with the issuance of the 2051 Notes, after incurring debt issuance costs consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses, totaling $5,177,000 for the 2051 Notes.
In March 2021, NNN redeemed the $350,000,000 3.300% notes payable that were due in April 2023. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $21,328,000 which is included in loss on early extinguishment of debt on the Condensed Consolidated Statement of Income and Comprehensive Income, and (ii) accrued and unpaid interest.

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
At-The-Market Offerings – Under NNN's shelf registration statement, NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2020 ATM	2018 ATM
Established date	August 2020	February 2018
Termination date	August 2023	August 2020
Total allowable shares	17,500,000	12,000,000
Total shares issued as of June 30, 2021	1,599,304	11,272,034

The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2021	2020
Shares of common stock	30,000	1,417,977
Average price per share (net)	$37.05	$36.68
Net proceeds	$1,111	$52,018
Stock issuance costs(1)	$122	$746
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
Dividend Reinvestment and Stock Purchase Plan – In February 2021, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 6,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Shares of common stock	31,430	33,246
Net proceeds	$1,293	$1,321
Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Series F preferred stock(1):
Dividends	$4,485	$4,485	$8,970	$8,970
Per depositary share	0.3250	0.3250	0.6500	0.6500

Common stock:
Dividends	90,971	88,270	181,819	176,418
Per share	0.5200	0.5150	1.0400	1.0300
(1)The 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock") has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
In July 2021, NNN declared a dividend of $0.5300 per share, which is payable in August 2021 to its common stockholders of record as of July 30, 2021.

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
As of June 30, 2021, $14,516,000 remained in other comprehensive income related to NNN’s previously terminated interest rate hedges. During the six months ended June 30, 2021 and 2020, NNN reclassified out of other comprehensive income $1,929,000 and $1,021,000, respectively, of which $561,000 and $638,000 was reclassified during the quarters ended June 30, 2021 and 2020, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $2,295,000 will be reclassified as an increase in interest expense from these terminated derivatives. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at June 30, 2021.

Note 7 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at June 30, 2021 and December 31, 2020, approximate fair value based upon current market prices of comparable instruments (Level 3). At June 30, 2021 and December 31, 2020, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $3,604,605,000 and $3,532,908,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 8 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after June 30, 2021, the date of the interim condensed consolidated balance sheet.
As of July 28, 2021, NNN had collected approximately 99% of rent originally due in the quarter ended June 30, 2021 and 99% of rent originally due in July 2021.
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
As of June 30, 2021, NNN owned 3,173 Properties, with an aggregate gross leasable area of approximately 32,664,000 square feet, located in 48 states, with a weighted average remaining lease term of 10.6 years. Approximately 98 percent of the Properties were leased as of June 30, 2021.
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
During the quarter and six months ended June 30, 2021, NNN and certain of NNN's tenants continue to be impacted by the COVID-19 pandemic which has resulted in the continued loss of revenue for certain tenants and challenged their ability to pay rent.
As of June 30, 2021, NNN has entered into rent deferral lease amendments with certain tenants for an aggregate $51,799,000 and $4,758,000 of rent originally due for the years ending December 31, 2020 and December 31, 2021, respectively. The rent deferral lease amendments require the deferred rents to be repaid at a later time during the lease term. Approximately $3,259,000 of deferred rent was repaid in 2020 and approximately $10,416,000 and $21,151,000 of deferred rent was repaid during the quarter and six months ended June 30, 2021, respectively. An additional $10,889,000 is due in 2021, with the remaining deferred rent coming due periodically by December 31, 2025.
The following table details the rental revenue for the quarter ended June 30, 2021 (collected as of July 28, 2021), as a percentage of annualized base rent, excluding the repayments of amounts previously deferred according to the rent deferral lease amendments:

		% of Total Annual Base Rent(1)	% of Rent Collected (2)
1.	Convenience stores	18.0%	99.9%
2.	Automotive service	11.4%	99.7%
3.	Restaurants – full service	9.9%	93.9%
4.	Restaurants – limited service	9.2%	99.7%
5.	Family entertainment centers	6.1%	99.9%
6.	Health and fitness	5.2%	99.3%
7.	Theaters	4.6%	94.9%
8.	Recreational vehicle dealers, parts and accessories	3.5%	100.0%
9.	Equipment rental	3.2%	100.0%
10.	Automotive parts	3.1%	100.0%
11.	Home improvement	2.6%	100.0%
12.	Wholesale clubs	2.5%	100.0%
13.	Medical service providers	2.2%	98.6%
14.	General merchandise	1.7%	98.7%
15.	Furniture	1.6%	99.5%
16.	Consumer electronics	1.6%	100.0%
17.	Home furnishings	1.6%	100.0%
18.	Travel plazas	1.5%	100.0%
19.	Drug stores	1.4%	100.0%
20.	Bank	1.3%	100.0%
	Other	7.8%	98.6%
	Total	100.0%	98.9%

(1) Based on annualized base rent for all leases in place as of June 30, 2021.
(2) As of July 28, 2021, NNN has collected approximately 99% of rent originally due in July 2021.

Historical rent collections and rent relief requests may not be indicative of collections and requests in the future. Depending on macroeconomic conditions and their impact on a tenant's business and operations, deferred rents may be difficult to collect.

NNN will continue to monitor the impact of the economic downturn, among other things, when considering new property investments. As of June 30, 2021, NNN had $249,558,000 of cash and cash equivalents and $1,100,000,000 available for borrowings under its unsecured revolving credit facility. NNN currently expects these combined resources, in addition to the cash provided by NNN's operations to be sufficient to meet NNN's demand for funds.
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
Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	June 30, 2021	December 31, 2020	June 30, 2020
Properties Owned:
Number	3,173	3,143	3,117
Total gross leasable area (square feet)	32,664,000	32,461,000	32,454,000
Properties:
Leased and unimproved land	3,120	3,096	3,076
Percent of Properties – leased and unimproved land	98%	99%	99%
Weighted average remaining lease term (years)	10.6	10.7	10.9
Total gross leasable area (square feet) – leased	31,957,000	31,631,000	31,788,000

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	June 30, 2021	December 31, 2020	June 30, 2020
1.	Convenience stores	18.0%	18.2%	18.1%
2.	Automotive service	11.4%	10.3%	10.2%
3.	Restaurants – full service	9.9%	10.5%	10.6%
4.	Restaurants – limited service	9.2%	9.7%	8.8%
5.	Family entertainment centers	6.1%	5.9%	6.7%
6.	Health and fitness	5.2%	5.3%	5.2%
7.	Theaters	4.6%	4.4%	4.7%
8.	Recreational vehicle dealers, parts and accessories	3.5%	3.5%	3.5%
9.	Equipment rental	3.2%	2.6%	2.6%
10.	Automotive parts	3.1%	3.1%	3.1%
11.	Home improvement	2.6%	2.6%	2.6%
12.	Wholesale clubs	2.5%	2.6%	2.5%
13.	Medical service providers	2.2%	2.2%	2.1%
14.	General merchandise	1.7%	1.7%	1.7%
15.	Furniture	1.6%	1.7%	1.7%
16.	Consumer electronics	1.6%	1.5%	1.5%
17.	Home furnishings	1.6%	1.6%	1.6%
18.	Travel plazas	1.5%	1.5%	1.5%
19.	Drug stores	1.4%	1.5%	1.5%
20.	Bank	1.3%	1.3%	1.3%
	Other	7.8%	8.3%	8.5%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Acquisitions:
Number of Properties	29	—	58	21
Gross leasable area (square feet)(1)	173,000	67,000	528,000	284,000
Initial cash yield	6.7%	—	6.5%	6.9%
Total dollars invested(2)	$102,935	$6,894	$208,561	$74,091
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

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Number of properties	15	8	26	22
Gross leasable area (square feet)	207,000	113,000	303,000	289,000
Net sales proceeds	$22,874	$3,818	$40,449	$40,084
Net gain	$4,181	$719	$8,462	$13,489

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue
General.  During the quarter and six months ended June 30, 2021, total revenues increased as compared to the same period in 2020, primarily due to a change in receivables reserves, scheduled rent increases based on increases in the Consumer Price Index ("CPI") and to the income generated from Properties acquired during the year ended December 31, 2020 and six months ended June 30, 2021 (See "Results of Operations - Property Analysis - Property Acquisitions").
The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
			Percent Increase (Decrease)			Percent Increase (Decrease)
	2021	2020		2021	2020
Rental Revenues(1)	$173,759	$159,627	8.9%	$347,604	$328,927	5.7%
Real estate expense reimbursement from tenants	4,245	3,852	10.2%	9,598	9,099	5.5%
Rental income	178,004	163,479	8.9%	357,202	338,026	5.7%
Interest and other income from real estate transactions	1,007	222	353.6%	1,587	738	115.0%
Total revenues	$179,011	$163,701	9.4%	$358,789	$338,764	5.9%
(1)Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").
Quarter and Six Months Ended June 30, 2021 versus Quarter and Six Months Ended June 30, 2020
Rental Income. Rental income increased for the quarter and six months ended June 30, 2021, as compared to the same period in 2020. The increase for the quarter and six months ended June 30, 2021 is primarily due to a change in receivables reserves, scheduled rent increases based on increases in the CPI and Property acquisitions:
(i)a partial year of Rental Revenue from 58 Properties with aggregate gross leasable area of approximately 528,000 square feet during 2021, and
(ii)a full year of Rental Revenue from 63 Properties with aggregate gross leasable area of approximately 449,000 square feet in 2020.

Analysis of Expenses
General.  Operating expenses decreased for the quarter and six months ended June 30, 2021, as compared to the same period in 2020, primarily due to the decrease in impairment losses recognized on real estate which was partially offset by an increase in general and administrative expenses. The following table summarizes NNN’s expenses (dollars in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
			Percent Increase (Decrease)			Percent Increase (Decrease)
	2021	2020		2021	2020
General and administrative	$11,868	$9,395	26.3%	$23,616	$19,495	21.1%
Real estate	6,619	6,323	4.7%	14,344	13,959	2.8%
Depreciation and amortization	50,875	48,936	4.0%	100,855	98,124	2.8%
Leasing transaction costs	22	—	N/C	60	36	66.7%
Impairment losses – real estate, net of recoveries	7,735	21,854	(64.6)%	9,866	27,367	(63.9)%
Total operating expenses	$77,119	$86,508	(10.9)%	$148,741	$158,981	(6.4)%

Interest and other income	$(33)	$(106)	(68.9)%	$(98)	$(271)	(63.8)%
Interest expense	33,085	31,753	4.2%	67,672	65,423	3.4%
Loss on early extinguishment of debt	—	—	—	21,328	16,679	27.9%
Total other expenses	$33,052	$31,647	4.4%	$88,902	$81,831	8.6%

As a percentage of total revenues:
General and administrative	6.6%	5.7%	6.6%	5.8%
Real estate	3.7%	3.9%	4.0%	4.1%
Quarter and Six Months Ended June 30, 2021 versus Quarter and Six Months Ended June 30, 2020
General and Administrative.   General and administrative expenses increased in amount however, remained flat as a percentage of total revenues for the quarter and six months ended June 30, 2021, as compared to the same period in 2020. The increase is primarily attributable to an increase in long-term incentive compensation costs.
Impairment Losses – real estate, net of recoveries. NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These indicators include, but are not limited to: changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, properties reclassified as held for sale, persistent vacancies greater than one year, and properties leased to tenants in bankruptcy. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term.  NNN generally intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone would not be an indicator of impairment.

As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total real estate impairments, net of recoveries	$7,735	$21,854	$9,866	$27,367

Number of Properties:
Vacant	8	2	14	9
Occupied	7	12	8	13

For the quarter and six months ended June 30, 2021 and 2020, real estate impairments, net of recoveries, was less than one percent of NNN's total assets for the respective periods as reported on the Condensed Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to retail tenants under long-term net leases, the inherent risks of owning commercial real estate, and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably likely to incur real estate impairment charges in the future.
Interest expense. Interest expense increased for the quarter and six months ended June 30, 2021, as compared to the same period in 2020. The following represents the primary changes in debt that have impacted interest expense (dollars in thousands):

Transaction	Effective Date	Principal	Stated Interest Rate	Original Maturity
Issuance 2030 Notes	March 2020	$400,000	2.500%	April 2030
Issuance 2050 Notes	March 2020	300,000	3.100%	April 2050
Redemption 2022 Notes	March 2020	(325,000)	3.800%	October 2022
Issuance 2051 Notes	March 2021	450,000	3.500%	April 2051
Redemption 2023 Notes	March 2021	(350,000)	3.300%	April 2023
In addition to the note payable transactions outlined in the table above, interest expense was impacted due to the Credit Facility having no weighted average outstanding balance at June 30, 2021 compared to a $37,998,000 weighted average outstanding balance with a weighted average interest rate of 2.5% for the six months ended June 30, 2020. In addition, interest expense for the six months ended June 30, 2021 and 2020 includes $2,078,000 and $2,291,000, respectively, in connection with the early redemption of the 2023 Notes and 2022 Notes, respectively.
Loss on Early Extinguishment of Debt. In March 2021, NNN redeemed the $350,000,000 3.300% notes payable that were due in April 2023. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $21,328,000 which is included in loss on early extinguishment of debt on the Condensed Consolidated Statement of Income and Comprehensive Income, and (ii) accrued and unpaid interest.
In March 2020, NNN redeemed the $325,000,000 3.800% notes payable that were due in October 2022. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $16,679,000 which is included in loss on early extinguishment of debt on the Condensed Consolidated Statement of Income and Comprehensive Income, and (ii) accrued and unpaid interest.

Liquidity
General.  NNN’s demand for funds has been, and will continue to be, primarily for (i) payment of operating expenses and cash dividends; (ii) Property acquisitions and development; (iii) capital expenditures; (iv) payment of principal and interest on its outstanding indebtedness; and (v) other investments.
While the total impacts of the economic downturn are unknown, NNN expects to meet short-term liquidity requirements through cash and cash equivalents, cash provided from operations and NNN's Credit Facility. As of June 30, 2021, NNN has $249,558,000 of cash and cash equivalents and $1,100,000,000 available for borrowings under its Credit Facility.

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
Cash and Cash Equivalents.  NNN's cash and cash equivalents includes the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN did not have restricted cash, including cash held in escrow as of June 30, 2021 and December 31, 2020. The table below summarizes NNN’s cash flows (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents:
Provided by operating activities	$280,756	$187,717
Used in investing activities	(167,238)	(41,472)
Provided by (used in) financing activities	(131,196)	77,203
Increase (decrease)	(17,678)	223,448
Net cash at beginning of period	267,236	1,112
Net cash at end of period	$249,558	$224,560

Cash provided by operating activities represents cash received primarily from Rental Revenue and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the quarters and six months ended June 30, 2021 and 2020, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses cash on hand or proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the six months ended June 30, 2021, included the following significant transactions:
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
(ii) Issuance of common stock resulted in the following net proceeds:
•$1,111,000 from the issuance of 30,000 shares of common stock in connection with the at-the-market ("ATM") equity program; and
•$1,293,000 from the issuance of 31,430 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP").
(iii) Dividends paid:
•$181,819,000 to common stockholders; and
•$8,970,000 to holders of the depositary shares of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock").

Contractual Obligations and Commercial Commitments. The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of June 30, 2021. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of June 30, 2021.

	Expected Maturity Date (dollars in thousands)
	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt(1)	$3,360,929	$318	$664	$9,947	$350,000	$400,000	$2,600,000
Long-term debt – interest(2)	1,611,689	61,737	123,447	123,201	115,506	107,250	1,080,548
Headquarters office lease(3)	3,068	396	804	821	837	210	—
Ground leases(4)	7,600	291	582	582	601	639	4,905
Total contractual cash obligations	$4,983,286	$62,742	$125,497	$134,551	$466,944	$508,099	$3,685,453
(1)Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and note costs. See "Debt-Notes Payable".
(2)Interest calculation based on stated rate of the principal amount.
(3)NNN is a lessee for its headquarters office lease.
(4)NNN is a lessee for three ground lease arrangements.
In addition to the contractual obligations outlined above, NNN has committed to fund construction on 11 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at June 30, 2021, are outlined in the table below (dollars in thousands):

Total commitment(1)	$17,555
Less amount funded	7,063
Remaining commitment	$10,492
(1) Includes land, construction costs, tenant improvements, lease costs and capitalized interest.
As of June 30, 2021, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2020. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
As of June 30, 2021, NNN owned 53 vacant, un-leased Properties which accounted for approximately two percent of total Properties held in the Property Portfolio.
Additionally, as of July 29, 2021, NNN had no tenants currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.
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
The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Series F Preferred Stock(1):
Dividends	$4,485	$4,485	$8,970	$8,970
Per depositary share	0.3250	0.3250	0.6500	0.6500

Common stock:
Dividends	90,971	88,270	181,819	176,418
Per share	0.5200	0.5150	1.0400	1.0300
(1) The Series F Preferred Stock has no maturity date and will remain outstanding unless redeemed by NNN. The earliest redemption date for the Series F Preferred Stock is October 2021.
In July 2021, NNN declared a dividend of $0.5300 per share which is payable in August 2021 to its common stockholders of record as of July 30, 2021.

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

Debt
NNN expects to use debt primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally, debt may be used to refinance existing debt. The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	June 30, 2021	Percentage of Total	December 31, 2020	Percentage of Total
Mortgages payable	$11,049	0.3%	$11,395	0.4%
Notes payable	3,299,218	99.7%	3,209,527	99.6%
Total outstanding debt	$3,310,267	100.0%	$3,220,922	100.0%

Line of Credit Payable. In June 2021, NNN amended and restated its credit agreement to increase the borrowing capacity under its unsecured revolving credit facility from $900,000,000 to $1,100,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had no weighted average outstanding balance during the six months ended June 30, 2021. The Credit Facility matures June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility bears interest at LIBOR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, NNN incurred loan costs of $7,419,000 which are included in debt costs on the Condensed Consolidated Balance Sheet. As of June 30, 2021, there was no outstanding balance and $1,100,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.
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

At-The-Market Offerings. Under NNN's shelf registration statement, NNN established an ATM equity program which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2020 ATM	2018 ATM
Established date	August 2020	February 2018
Termination date	August 2023	August 2020
Total allowable shares	17,500,000	12,000,000
Total shares issued as of June 30, 2021	1,599,304	11,272,034
The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2021	2020
Shares of common stock	30,000	1,417,977
Average price per share (net)	$37.05	$36.68
Net proceeds	$1,111	$52,018
Stock issuance costs(1)	$122	$746
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

	Six Months Ended June 30,
	2021	2020
Shares of common stock	31,430	33,246
Net proceeds	$1,293	$1,321

Recent Accounting Pronouncements

Refer to Note 1 to the June 30, 2021, condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of June 30, 2021, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of June 30, 2021 and December 31, 2020. The table presents principal payments and related interest rates by year for debt obligations outstanding as of June 30, 2021. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of June 30, 2021 and December 31, 2020. The weighted average interest rate for the Credit Facility for year ended December 31, 2020 was 2.6%. The table incorporates only those debt obligations that existed as of June 30, 2021, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would remain unchanged for the six months ended June 30, 2021.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2021	$362	5.23%	$—	—
2022	750	5.23%	—	—
2023	9,968	5.23%	—	—
2024	—	—	349,763	3.92%
2025	—	—	399,533	4.03%
Thereafter	—	—	2,574,998	3.67%	(3)
Total	$11,080	5.23%	3,324,294	3.74%
Fair Value:
June 30, 2021	$11,080		$3,604,605
December 31, 2020	$11,434		$3,532,908
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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of June 30, 2021, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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
10.1
Second Amended and Restated Credit Agreement, dated June 23, 2021, by and among the Registrant, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2021, and incorporated herein by reference).

31.	Section 302 Certifications(1)

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications(1)

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

	101.1	The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2021, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

	104.1	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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
DATED this 3rd day of August, 2021.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Julian E. Whitehurst
Julian E. Whitehurst
Chief Executive Officer, President and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director