Form 10-Q
period 2021-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2021-11-02
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

175,616,892 shares of common stock, $0.01 par value, outstanding as of October 28, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Real estate portfolio	$7,442,473	$7,212,655
Real estate held for sale	9,709	5,671
Cash and cash equivalents	543,526	267,236
Receivables, net of allowance of $693 and $835, respectively	2,128	4,338
Accrued rental income, net of allowance of $4,922 and $6,947, respectively	34,341	53,958
Debt costs, net of accumulated amortization of $18,810 and $17,294, respectively	7,960	1,917
Other assets	92,808	92,069
Total assets	$8,132,945	$7,637,844
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, including unamortized premium and net of unamortized debt costs	$10,875	$11,395
Notes payable, net of unamortized discount and unamortized debt costs	3,734,764	3,209,527
Accrued interest payable	52,803	19,401
Other liabilities	74,360	78,217
Total liabilities	3,872,802	3,318,540

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
5.200% Series F, 138,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	345,000	345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 175,616,386 and 175,232,971 shares issued and outstanding, respectively	1,757	1,753
Capital in excess of par value	4,649,161	4,633,771
Accumulated deficit	(720,241)	(644,779)
Accumulated other comprehensive income (loss)	(15,535)	(16,445)
Total stockholders’ equity of NNN	4,260,142	4,319,300
Noncontrolling interests	1	4
Total equity	4,260,143	4,319,304
Total liabilities and equity	$8,132,945	$7,637,844

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$180,024	$157,865	$537,226	$495,891
Interest and other income from real estate transactions	333	768	1,920	1,506
	180,357	158,633	539,146	497,397
Operating expenses:
General and administrative	11,077	9,419	34,693	28,914
Real estate	6,521	6,345	20,865	20,304
Depreciation and amortization	50,976	49,404	151,831	147,528
Leasing transaction costs	86	—	146	36
Impairment losses – real estate, net of recoveries	4,781	5,695	14,647	33,062
	73,441	70,863	222,182	229,844
Gain on disposition of real estate	9,473	148	17,935	13,637
Earnings from operations	116,389	87,918	334,899	281,190
Other expenses (revenues):
Interest and other income	(61)	(74)	(159)	(345)
Interest expense	33,518	31,924	101,190	97,347
Loss on early extinguishment of debt	—	—	21,328	16,679
	33,457	31,850	122,359	113,681
Net earnings	82,932	56,068	212,540	167,509
Loss attributable to noncontrolling interests	1	1	3	3
Net earnings attributable to NNN	82,933	56,069	212,543	167,512
Series F preferred stock dividends	(4,485)	(4,485)	(13,455)	(13,455)
Net earnings attributable to common stockholders	$78,448	$51,584	$199,088	$154,057
Net earnings per share of common stock:
Basic	$0.45	$0.30	$1.14	$0.89
Diluted	$0.45	$0.30	$1.14	$0.89
Weighted average number of common shares outstanding:
Basic	174,629,442	172,681,136	174,610,026	171,706,577
Diluted	174,738,903	172,782,266	174,716,053	171,815,377
Other comprehensive income:
Net earnings attributable to NNN	$82,933	$56,069	$212,543	$167,512
Amortization of interest rate hedges	565	642	2,494	1,663
Fair value of forward starting swaps	(1,584)	—	(1,584)	(7,617)
Comprehensive income attributable to NNN	81,914	56,711	213,453	161,558
Comprehensive loss attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Total comprehensive income	$81,913	$56,710	$213,450	$161,555

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Quarter Ended September 30, 2021

(dollars in thousands, except per share data)

(Unaudited)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at June 30, 2021	$345,000	$1,757	$4,644,593	$(705,958)	$(14,516)	$4,270,876	$2	$4,270,878
Net earnings	—	—	—	82,933	—	82,933	(1)	82,932
Dividends declared and paid:
$0.3250 per depositary share of Series F preferred stock	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.5300 per share of common stock	—	—	634	(92,731)	—	(92,097)	—	(92,097)
Issuance of common stock:
7,443 shares – director compensation	—	—	306	—	—	306	—	306
1,811 shares – stock purchase plan	—	—	86	—	—	86	—	86
Stock issuance costs	—	—	(51)	—	—	(51)	—	(51)
Amortization of deferred compensation	—	—	3,593	—	—	3,593	—	3,593
Amortization of interest rate hedges	—	—	—	—	565	565	—	565
Fair value of forward starting swaps	—	—	—	—	(1,584)	(1,584)	—	(1,584)
Balances at September 30, 2021	$345,000	$1,757	$4,649,161	$(720,241)	$(15,535)	$4,260,142	$1	$4,260,143

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Quarter Ended September 30, 2020

(dollars in thousands, except per share data)

(Unaudited)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at June 30, 2020	$345,000	$1,735	$4,554,958	$(573,174)	$(17,724)	$4,310,795	$5	$4,310,800
Net earnings	—	—	—	56,069	—	56,069	(1)	56,068
Dividends declared and paid:
$0.3250 per depositary share of Series F preferred stock	—	—	—	(4,485)	—	(4,485)	—	(4,485)
$0.5200 per share of common stock	—	1	3,147	(89,947)	—	(86,799)	—	(86,799)
Issuance of common stock:
8,865 shares – director compensation	—	1	268	—	—	269	—	269
1,908 shares – stock purchase plan	—	—	68	—	—	68	—	68
216,373 shares – ATM equity program	—	2	8,137	—	—	8,139	—	8,139
Stock issuance costs	—	—	(484)	—	—	(484)	—	(484)
Amortization of deferred compensation	—	—	2,991	—	—	2,991	—	2,991
Amortization of interest rate hedges	—	—	—	—	642	642	—	642
Balances at September 30, 2020	$345,000	$1,739	$4,569,085	$(611,537)	$(17,082)	$4,287,205	$4	$4,287,209

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Nine Months Ended September 30, 2021

(dollars in thousands, except per share data)

(Unaudited)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2020	$345,000	$1,753	$4,633,771	$(644,779)	$(16,445)	$4,319,300	$4	$4,319,304
Net earnings				212,543		212,543	(3)	212,540
Dividends declared and paid:
$0.9750 per depositary share of Series F preferred stock	—	—	—	(13,455)	—	(13,455)	—	(13,455)
$1.5700 per share of common stock	—	—	1,841	(274,550)	—	(272,709)	—	(272,709)
Issuance of common stock:
22,642 shares – director compensation	—	—	840	—	—	840	—	840
5,543 shares – stock purchase plan	—	—	251	—	—	251	—	251
30,000 shares – ATM equity program	—	1	1,233	—	—	1,234	—	1,234
287,207 restricted shares – net of forfeitures	—	3	(3)	—	—	—	—	—
Stock issuance costs	—	—	(253)	—	—	(253)	—	(253)
Amortization of deferred compensation	—	—	11,481	—	—	11,481	—	11,481
Amortization of interest rate hedges	—	—	—	—	2,494	2,494	—	2,494
Fair value of forward starting swaps	—	—	—	—	(1,584)	(1,584)	—	(1,584)
Balances at September 30, 2021	$345,000	$1,757	$4,649,161	$(720,241)	$(15,535)	$4,260,142	$1	$4,260,143

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Nine Months Ended September 30, 2020

(dollars in thousands, except per share data)

(Unaudited)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2019	$345,000	$1,718	$4,495,314	$(499,229)	$(11,128)	$4,331,675	$7	$4,331,682
Net earnings	—	—	—	167,512	—	167,512	(3)	167,509
Dividends declared and paid:
$0.9750 per depositary share of Series F preferred stock	—	—	—	(13,455)	—	(13,455)	—	(13,455)
$1.5500 per share of common stock	—	1	4,298	(266,365)	—	(262,066)	—	(262,066)
Issuance of common stock:
25,624 shares – director compensation	—	1	864	—	—	865	—	865
6,214 shares – stock purchase plan	—	—	238	—	—	238	—	238
1,634,350 shares – ATM equity program	—	16	60,886	—	—	60,902	—	60,902
263,406 restricted shares – net of forfeitures	—	3	(3)	—	—	—	—	—
Stock issuance costs	—	—	(1,230)	—	—	(1,230)	—	(1,230)
Amortization of deferred compensation	—	—	8,718	—	—	8,718	—	8,718
Amortization of interest rate hedges	—	—	—	—	1,663	1,663	—	1,663
Fair value of forward starting swaps	—	—	—	—	(7,617)	(7,617)	—	(7,617)
Balances at September 30, 2020	$345,000	$1,739	$4,569,085	$(611,537)	$(17,082)	$4,287,205	$4	$4,287,209

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$212,540	$167,509
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	151,831	147,528
Impairment losses – real estate, net of recoveries	14,647	33,062
Loss on early extinguishment of debt	21,328	16,679
Amortization of notes payable discount	1,718	2,654
Amortization of debt costs	4,022	3,924
Amortization of mortgages payable premium	(65)	(64)
Amortization of interest rate hedges	2,494	1,663
Settlement of forward starting swaps	(1,584)	(13,141)
Gain on disposition of real estate	(17,935)	(13,637)
Performance incentive plan expense	12,371	9,669
Performance incentive plan payment	(721)	(846)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease (increase) in receivables	2,210	(1,252)
Decrease (increase) in accrued rental income	19,091	(33,464)
Decrease (increase) in other assets	(167)	1,054
Increase in accrued interest payable	33,402	33,077
Decrease in other liabilities	(1,782)	(5,534)
Other	(250)	(57)
Net cash provided by operating activities	453,150	348,824
Cash flows from investing activities:
Proceeds from the disposition of real estate	71,805	40,942
Additions to real estate accounted for using the operating method	(454,743)	(89,419)
Principal payments received on mortgages and notes receivable	386	283
Other	(1,604)	(375)
Net cash used in investing activities	(384,156)	(48,569)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Proceeds from line of credit payable	$—	$311,000
Repayment of line of credit payable	—	(444,600)
Repayment of mortgages payable	(469)	(443)
Proceeds from notes payable	881,172	692,646
Repayment of notes payable	(350,000)	(325,000)
Payment for early extinguishment of debt	(21,328)	(16,679)
Payment of debt issuance costs	(17,125)	(7,810)
Proceeds from issuance of common stock	3,325	65,440
Stock issuance costs	(274)	(1,241)
Payment of Series F preferred stock dividends	(13,455)	(13,455)
Payment of common stock dividends	(274,550)	(266,365)
Net cash provided by (used in) financing activities	207,296	(6,507)
Net increase in cash, cash equivalents and restricted cash	276,290	293,748
Cash, cash equivalents and restricted cash at beginning of period(1)	267,236	1,112
Cash, cash equivalents and restricted cash at end of period(1)	$543,526	$294,860
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$59,834	$57,311
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income (loss)	$910	$(5,954)
Work in progress accrual balance	$6,264	$10,131
Mortgage receivable issued in connection with real estate disposition	$—	$3,000

(1)

Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN had no restricted cash and cash held in escrow at September 30, 2021 and 2020.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

September 30, 2021
Property Portfolio:
Total properties	3,195
Gross leasable area (square feet)	33,005,000
States	48
Weighted average remaining lease term (years)	10.6

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2021, may not be indicative of the results that may be expected for the year ending December 31, 2021. See "Note 8 – Subsequent Events." Amounts as of December 31, 2020, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2020.

COVID-19 Pandemic – During the quarter and nine months ended September 30, 2021, NNN and its tenants continue to be impacted by the novel strain of coronavirus ("COVID-19") pandemic which has resulted in the loss of revenue for certain tenants and challenged their ability to pay rent. NNN has entered into rent deferral lease amendments with certain tenants (See Note 2).

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

Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $215,000 and $1,218,000 in capitalized interest during the development period for the nine months ended September 30, 2021 and 2020, respectively, of which $87,000 and $332,000 was recorded during the quarters ended September 30, 2021 and 2020, respectively.

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

The fair value estimate is sensitive to significant assumptions, such as establishing a range of relevant market assumptions for land, building and rent and where the acquired property falls within that range. These market assumptions for land, building and rent use the most relevant comparable properties for an acquisition. The final range relies upon ranking comparable properties' attributes from most to least similar.

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

Lease Accounting – In accordance with FASB Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," ("ASC 842"), NNN recorded Right-Of-Use assets and operating lease liabilities as lessee under operating leases.

In July 2021, the FASB issued ASU 2021-05, which affects lessors with lease contracts that (i) have variable lease payments that do not depend on a reference index or a rate and (ii) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. NNN has reviewed all existing leases and determined this update has no effect on the current portfolio, but will apply ASU 2021-05 prospectively to leases that commence or are modified in the future.

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. NNN elected to make this policy election for COVID-19 lease concessions, including the rent deferral lease amendments effective during the year ended December 31, 2020 and the quarter and nine months ended September 30, 2021.

In accordance with ASC 842, NNN reviews the collectability of its lease payments on an ongoing basis. NNN considers collectability indicators when analyzing accounts receivable (and accrued rent) and historical bad debt levels, tenant credit-worthiness and current economic trends, all of which assists in evaluating the probability of outstanding and future lease payment collections. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims. At the point NNN deems the collection of lease payments not probable, previously recognized rental revenue and any related accrued rent are reversed and, subsequently, any lease revenue is only recognized when cash receipts are received. As a result of the review of lease payments collectability, no outstanding receivables and related accrued rent were written off during the quarter and nine months ended September 30, 2021, and no tenants were reclassified as cash basis for accounting purposes.

NNN includes an allowance for doubtful accounts in rental income on the Consolidated Statements of Income and Comprehensive Income.

As of September 30, 2021, approximately six percent of total Properties, and approximately seven percent of aggregate gross leasable area held in the Property Portfolio, was leased to 11 tenants that NNN has determined to recognize revenue on a cash basis. During the nine months ended September 30, 2021 and 2020, NNN recognized $37,999,000 and $930,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting, of which $13,630,000 and $726,000 was recorded during the quarters ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021 and December 31, 2020, NNN had mortgages receivable of $2,117,000 and $2,482,000, respectively, included in other assets on the Condensed Consolidated Balance Sheets, net of $135,000 and $158,000 allowance for credit loss, respectively. NNN measures the allowance for credit loss based on the fair value of the collateral and the historical collectability trend analysis over 15 years.

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

Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $38,145,000 and $31,140,000, as of September 30, 2021 and December 31, 2020, respectively, are included in notes payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $8,670,000 and $9,317,000, respectively.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and Diluted Earnings:
Net earnings attributable to NNN	$82,933	$56,069	$212,543	$167,512
Less: Series F preferred stock dividends	(4,485)	(4,485)	(13,455)	(13,455)
Net earnings available to NNN’s common stockholders	78,448	51,584	199,088	154,057
Less: Earnings allocated to unvested restricted shares	(180)	(179)	(509)	(516)
Net earnings used in basic and diluted earnings per share	$78,268	$51,405	$198,579	$153,541

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	175,607,905	173,596,374	175,530,702	172,579,042
Less: Unvested restricted shares	(340,725)	(344,429)	(323,808)	(332,730)
Less: Unvested contingent restricted shares	(637,738)	(570,809)	(596,868)	(539,735)
Weighted average number of shares outstanding used in basic earnings per share	174,629,442	172,681,136	174,610,026	171,706,577
Other dilutive securities	109,461	101,130	106,027	108,800
Weighted average number of shares outstanding used in diluted earnings per share	174,738,903	172,782,266	174,716,053	171,815,377

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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2021, (dollars in thousands):

	Gain (Loss) on Cash Flow Hedges(1)
Beginning balance, December 31, 2020	$(16,445)

Other comprehensive income (loss)	(1,584)
Reclassifications from accumulated other comprehensive income to net earnings	2,494	(2)
Net other comprehensive income (loss)	910
Ending balance, September 30, 2021	$(15,535)

(1)	Additional disclosure is included in Note 6 – Derivatives.
(2)	Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income.

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

Note 2 – Real Estate:

Real Estate – Portfolio

Leases – At September 30, 2021, NNN’s real estate portfolio had a weighted average remaining lease term of 10.6 years and consisted of 3,187 leases classified as operating leases and an additional six leases accounted for as direct financing.

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

As of September 30, 2021, NNN has entered into rent deferral lease amendments with certain tenants, for an aggregate $4,758,000 and $52,019,000 of rent originally due for the years ending December 31, 2021 and 2020, respectively. The rent deferral lease amendments require the deferred rents to be repaid at a later time during the lease term. Approximately $3,259,000 of deferred rent was repaid in 2020 and approximately $6,068,000 and $27,087,000 of deferred rent was repaid during the quarter and nine months ended September 30, 2021, respectively. An additional $4,689,000 is due in 2021, with the remaining deferred rent coming due periodically by December 31, 2025.

Historical rent collections and rent relief requests may not be indicative of collections and requests in the future. Depending on macroeconomic conditions and their impact on a tenant's business and operations, deferred rents may be difficult to collect.

Real Estate Portfolio – NNN's real estate consisted of the following at (dollars in thousands):

	September 30, 2021	December 31, 2020
Land and improvements(1)	$2,533,379	$2,489,243
Buildings and improvements	6,331,216	6,009,797
Leasehold interests	355	355
	8,864,950	8,499,395
Less accumulated depreciation and amortization	(1,434,760)	(1,317,407)
	7,430,190	7,181,988
Work in progress for buildings and improvements	8,551	26,673
Accounted for using the operating method	7,438,741	7,208,661
Accounted for using the direct financing method	3,732	3,994
	$7,442,473	$7,212,655

(1)	Includes $8,844 and $8,421 in land for Properties under construction at September 30, 2021 and December 31, 2020, respectively.

NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental income from operating leases	$175,833	$153,825	$522,787	$481,858
Earned income from direct financing leases	154	161	469	487
Percentage rent	195	160	530	728
Real estate expense reimbursement from tenants	3,842	3,719	13,440	12,818
	$180,024	$157,865	$537,226	$495,891

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

For the nine months ended September 30, 2021 and 2020, NNN recognized ($19,427,000) and $33,022,000, respectively, of accrued rental income, net of reserves, of which ($3,509,000) and $2,305,000 of such income, net of reserves, was recorded during the quarters ended September 30, 2021 and 2020, respectively.

Included in accrued rental income are the impacts of the rent deferral lease amendments NNN entered into as a result of the COVID-19 pandemic. During the nine months ended September 30, 2021 and 2020, NNN recorded ($21,996,000) and $38,938,000, respectively, of net straight-line accrued rental income related to such amendments, of which ($4,294,000) and $8,499,000 was recorded during the quarters ended September 30, 2021 and 2020, respectively.

At September 30, 2021 and December 31, 2020, the balance of accrued rental income was $34,341,000 and $53,958,000, respectively, net of allowance of $4,922,000 and $6,947,000, respectively.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	September 30, 2021	December 31, 2020
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,389	$15,474
Less: accumulated amortization	(10,699)	(10,271)
Above-market in-place leases, net	$4,690	$5,203

In-place leases	$123,470	$118,416
Less: accumulated amortization	(72,510)	(68,695)
In-place leases, net	$50,960	$49,721

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$41,932	$41,101
Less: accumulated amortization	(27,217)	(26,486)
Below-market in-place leases, net	$14,715	$14,615

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the nine months ended September 30, 2021 and 2020, were $430,000 and $711,000, respectively, of which $156,000 and $301,000 was recorded for the quarters ended September 30, 2021 and 2020, respectively. The value of in-place leases amortized to expense for the nine months ended September 30, 2021 and 2020, was $5,451,000 and $6,364,000, respectively, of which $1,840,000 and $2,027,000 was recorded for the quarters ended September 30, 2021 and 2020, respectively.

Real Estate – Held For Sale

On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant and Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of September 30, 2021, NNN had five of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2020, included five Properties, all of which were sold in 2021. Real estate held for sale consisted of the following as of (dollars in thousands):

	September 30, 2021	December 31, 2020
Land and improvements	$9,272	$3,841
Building and improvements	14,463	4,971
	23,735	8,812
Less accumulated depreciation and amortization	(4,249)	(2,536)
Less impairment	(9,777)	(605)
	$9,709	$5,671

Real Estate – Dispositions

The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	27	$9,473	3	$148	53	$17,935	25	$13,637

Real Estate – Commitments

NNN has committed to fund construction on 10 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of September 30, 2021, are outlined in the table below (dollars in thousands):

Total commitment(1)	$39,122
Less amount funded	17,395
Remaining commitment	$21,727

(1)	Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

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

As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total real estate impairments, net of recoveries	$4,781	$5,695	$14,647	$33,062

Number of Properties:
Vacant	5	1	19	10
Occupied	2	—	10	13

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

Note 3 – Line of Credit Payable:

In June 2021, NNN amended and restated its credit agreement to increase the borrowing capacity under its unsecured revolving credit facility from $900,000,000 to $1,100,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). The Credit Facility had no weighted average outstanding balance during the nine months ended September 30, 2021. The Credit Facility matures in June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility bears interest at LIBOR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, NNN incurred loan costs of $7,439,000 which are included in debt costs on the Condensed Consolidated Balance Sheet. As of September 30, 2021, there was no outstanding balance and $1,100,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.

Note 4 – Notes Payable:

In 2021, NNN filed prospectus supplements to the prospectus contained in its August 2020 shelf registration statement and issued $450,000,000 aggregate principal amount of 3.500% notes due April 2051 (the “2051 Notes”) and $450,000,000 aggregate principal amount of 3.000% notes due April 2052 (the "2052 Notes" and, together with the 2051 Notes, the "Notes"). Each note issuance is summarized in the table below (dollar in thousands):

Notes	Issue Date	Principal	Discount (1)	Net Price	Stated Rate	Effective Rate (2)	Maturity Date
2051 Notes	March 2021	$450,000	$8,406	$441,594	3.500%	3.602%	April 2051
2052 Notes (3)	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052

(1)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(2)	Includes the effects of the discount at issuance.
(3)

NNN entered into forward swaps which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt. Upon the issuance of the 2052 Notes, NNN terminated such derivatives, and the resulting fair value was deferred in accumulated other comprehensive income (loss) and is being amortized over the term of the respective notes using the effective interest method. Additional disclosure is included in Note 6 – Derivatives.

Each series of Notes is a senior unsecured obligation of NNN and is subordinated to all secured debt of NNN and to the debt and other liabilities of NNN's subsidiaries. Each series of Notes is redeemable at NNN's option, at any time, in whole or in part, at a redemption price equal to (i) the sum of the outstanding principal amount of the notes being redeemed plus accrued interest thereon, up to but not including the redemption date, and (ii) the make-whole amount, if any, as defined in the applicable supplemental indenture related to the notes.

In connection with the Notes, NNN incurred debt issuance costs totaling $10,144,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and presented as a reduction to notes payable and are being amortized over the term of the respective notes using the effective interest method.

In March 2021, NNN redeemed the $350,000,000 3.300% notes payable that were due in April 2023. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $21,328,000 which is included in loss on early extinguishment of debt on the Condensed Consolidated Statement of Income and Comprehensive Income, and (ii) accrued and unpaid interest.

Note 5 – Stockholders' Equity:

In August 2020, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.

At-The-Market Offerings – Under NNN's shelf registration statement, NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2020 ATM	2018 ATM
Established date	August 2020	February 2018
Termination date	August 2023	August 2020
Total allowable shares	17,500,000	12,000,000
Total shares issued as of September 30, 2021	1,599,304	11,272,034

The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2021	2020
Shares of common stock	30,000	1,634,350
Average price per share (net)	$35.35	$36.56
Net proceeds	$1,061	$59,752
Stock issuance costs(1)	$173	$1,151

(1)	Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan – In February 2021, NNN filed a shelf registration statement that was automatically effective with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP"), which permits NNN to issue up to 6,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Shares of common stock	46,666	121,988
Net proceeds	$2,012	$4,458

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Series F preferred stock(1):
Dividends	$4,485	$4,485	$13,455	$13,455
Per depositary share	0.3250	0.3250	0.9750	0.9750

Common stock:
Dividends	92,731	89,947	274,550	266,365
Per share	0.5300	0.5200	1.5700	1.5500

(1)

In September 2021, NNN called for the redemption of all outstanding shares of its 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"), including all accrued and unpaid dividends through, but not including, the redemption date, on October 16, 2021.

In October 2021, NNN declared a dividend of $0.5300 per share, which is payable in November 2021 to its common stockholders of record as of October 29, 2021.

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

For derivatives designated as cash flow hedges, the change in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings.

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

The following table outlines NNN's terminated derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Notes Payable	Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated	Fair Value Deferred In Other Comprehensive Income (1)
2024	May 2014	Three forward starting swaps	$225,000	$6,312	$6,312
2025	October 2015	Four forward starting swaps	300,000	13,369	13,369
2026	December 2016	Two forward starting swaps	180,000	(13,352)	(13,345)
2027	September 2017	Two forward starting swaps	250,000	7,690	7,688
2028	September 2018	Two forward starting swaps	250,000	(4,080)	(4,080)
2030	March 2020	Three forward starting swaps	200,000	13,141	13,141
2052	September 2021	Two forward starting swaps	120,000	1,584	1,584

(1)	The amount reported in accumulated other comprehensive income (loss) will be reclassified to interest expense as interest payments are made on the related notes payable.

As of September 30, 2021, $15,535,000 remained in other comprehensive income (loss) related to NNN’s previously terminated interest rate hedges. During the nine months ended September 30, 2021 and 2020, NNN reclassified out of other comprehensive income (loss) $2,494,000 and $1,663,000, respectively, of which $565,000 and $642,000 was reclassified during the quarters ended September 30, 2021 and 2020, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $2,349,000 will be reclassified as an increase in interest expense from these terminated derivatives. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at September 30, 2021.

Note 7 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at September 30, 2021 and December 31, 2020, approximate fair value based upon current market prices of comparable instruments (Level 3). At September 30, 2021 and December 31, 2020, the fair value of NNN’s notes payable net of unamortized discount and excluding debt costs was $4,026,563,000 and $3,532,908,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 8 – Subsequent Events:

NNN reviewed its subsequent events and transactions that have occurred after September 30, 2021, the date of the interim condensed consolidated balance sheet.

As of October 27, 2021, NNN had collected approximately 99% of rent originally due in the quarter ended September 30, 2021 and 99% of rent originally due in October 2021.

In September 2021, NNN announced the redemption of all outstanding depository shares representing interests in its 5.200% Series F Preferred Stock. The depository shares were redeemed on October 16, 2021 at $25.00 per depository share, plus all accrued and unpaid dividends through, but not including, the redemption date, for an aggregate redemption price of $25.111944 per depository share. For the quarter ending December 31, 2021, NNN will record a preferred stock redemption charge of $10,897,000, which is the excess carrying amount of the preferred stock redeemed over the cash paid to redeem the Series F Preferred Stock. On the redemption date, dividends on the depository shares representing interest in the Series F Preferred Stock ceased to accrue.

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
•
An epidemic or pandemic (such as the outbreak and worldwide spread of a novel strain of coronavirus ("COVID-19")), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the other risks, and may significantly disrupt NNN's tenants' ability to operate their businesses and/or pay rent to NNN or prevent NNN from operating its business in the ordinary course for an extended period;
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
•
Competition from numerous other real estate investment trusts (“REIT”), commercial developers, real estate limited partnerships and other investors may impede NNN’s ability to grow;
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
•
Future investment in international markets could subject NNN to additional risks;
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
•
NNN may be subject to known or unknown environmental liabilities and risks, including but not limited to liabilities and risks resulting from the existence of hazardous materials on or under properties owned by NNN;
•
NNN's failure to qualify as a REIT for federal income tax purposes could result in significant tax liability;
•
Compliance with REIT requirements, including distribution requirements, may limit NNN's flexibility and may negatively affect NNN's operating decisions;
•
The share ownership restrictions of the Internal Revenue Code of 1986, as amended (the "Code"), for REITs and the 9.8% share ownership limit in NNN's charter may inhibit market activity in NNN's shares of stock and restrict NNN's business combination opportunities;

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
•
Acts of violence, terrorist attacks or war may affect NNN's properties, the markets in which NNN operates and NNN's results of operations;
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

As of September 30, 2021, NNN owned 3,195 Properties, with an aggregate gross leasable area of approximately 33,005,000 square feet, located in 48 states, with a weighted average remaining lease term of 10.6 years. Approximately 99 percent of the Properties were leased as of September 30, 2021.

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

During the quarter and nine months ended September 30, 2021, NNN and certain of NNN's tenants continue to be impacted by the COVID-19 pandemic which has resulted in the continued loss of revenue for certain tenants and challenged their ability to pay rent.

As of September 30, 2021, NNN has entered into rent deferral lease amendments with certain tenants, for an aggregate $4,758,000 and $52,019,000 of rent originally due for the years ending December 31, 2021 and 2020, respectively. The rent deferral lease amendments require the deferred rents to be repaid at a later time during the lease term. Approximately $3,259,000 of deferred rent was repaid in 2020 and approximately $6,068,000 and $27,087,000 of deferred rent was repaid during the quarter and nine months ended September 30, 2021, respectively. An additional $4,689,000 is due in 2021, with the remaining deferred rent coming due periodically by December 31, 2025.

The following table details the rental revenue for the quarter ended September 30, 2021 (collected as of October 27, 2021), as a percentage of annualized base rent, excluding the repayments of amounts previously deferred according to the rent deferral lease amendments:

	Lines of Trade	% of Total Annual Base Rent(1)	% of Rent Collected(2)
1.	Convenience stores	17.6%	99.8%
2.	Automotive service	12.1%	99.7%
3.	Restaurants – full service	9.9%	94.7%
4.	Restaurants – limited service	9.0%	99.7%
5.	Family entertainment centers	5.9%	99.8%
6.	Health and fitness	5.1%	100.0%
7.	Theaters	4.5%	99.8%
8.	Recreational vehicle dealers, parts and accessories	4.0%	99.8%
9.	Equipment rental	3.2%	100.0%
10.	Automotive parts	3.1%	98.3%
11.	Home improvement	2.5%	99.5%
12.	Wholesale clubs	2.5%	99.4%
13.	Medical service providers	2.1%	98.1%
14.	Furniture	1.7%	99.8%
15.	General merchandise	1.7%	100.0%
16.	Consumer electronics	1.5%	100.0%
17.	Home furnishings	1.5%	100.0%
18.	Travel plazas	1.5%	100.0%
19.	Drug stores	1.3%	100.0%
20.	Automobile auctions, wholesale	1.3%	100.0%
	Other	8.0%	98.4%
	Total	100.0%	99.1%

(1)	Based on annualized base rent for all leases in place as of September 30, 2021.
(2)	As of October 27, 2021, NNN has collected approximately 99% of rent originally due in October 2021.

Historical rent collections and rent relief requests may not be indicative of collections and requests in the future. Depending on macroeconomic conditions and their impact on a tenant's business and operations, deferred rents may be difficult to collect.

NNN will continue to monitor the impact of the economic downturn, among other things, when considering new property investments. As of September 30, 2021, NNN had $543,526,000 of cash and cash equivalents and $1,100,000,000 available for borrowings under its unsecured revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). NNN currently expects these combined resources, in addition to the cash provided by NNN's operations to be sufficient to meet NNN's demand for funds.

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

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio:

	September 30, 2021	December 31, 2020	September 30, 2020
Properties Owned:
Number	3,195	3,143	3,114
Total gross leasable area (square feet)	33,005,000	32,461,000	32,421,000
Properties:
Leased and unimproved land	3,149	3,096	3,063
Percent of Properties – leased and unimproved land	99%	99%	98%
Weighted average remaining lease term (years)	10.6	10.7	10.7
Total gross leasable area (square feet) – leased	32,380,000	31,631,000	31,549,000

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	September 30, 2021	December 31, 2020	September 30, 2020
1.	Convenience stores	17.6%	18.2%	18.2%
2.	Automotive service	12.1%	10.3%	10.2%
3.	Restaurants – full service	9.9%	10.5%	10.5%
4.	Restaurants – limited service	9.0%	9.7%	8.8%
5.	Family entertainment centers	5.9%	5.9%	6.7%
6.	Health and fitness	5.1%	5.3%	5.3%
7.	Theaters	4.5%	4.4%	4.5%
8.	Recreational vehicle dealers, parts and accessories	4.0%	3.5%	3.5%
9.	Equipment rental	3.2%	2.6%	2.6%
10.	Automotive parts	3.1%	3.1%	3.1%
11.	Home improvement	2.5%	2.6%	2.6%
12.	Wholesale clubs	2.5%	2.6%	2.6%
13.	Medical service providers	2.1%	2.2%	2.2%
14.	Furniture	1.7%	1.7%	1.7%
15.	General merchandise	1.7%	1.7%	1.7%
16.	Consumer electronics	1.5%	1.5%	1.5%
17.	Home furnishings	1.5%	1.6%	1.6%
18.	Travel plazas	1.5%	1.5%	1.5%
19.	Drug stores	1.3%	1.5%	1.5%
20.	Automobile auctions, wholesale	1.3%	1.1%	1.1%
	Other	8.0%	8.5%	8.6%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions. The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Acquisitions:
Number of Properties	49	—	107	21
Gross leasable area (square feet)(1)	561,000	15,000	1,090,000	299,000
Initial cash yield	6.4%	—	6.5%	6.8%
Total dollars invested(2)	$246,843	$3,880	$455,404	$77,971

(1)	Includes additional square footage from completed construction on existing Properties.
(2)	Includes dollars invested in projects under construction or tenant improvements for each respective year.

NNN typically funds Property acquisitions either through borrowings under the Credit Facility (See "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions. The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Number of properties	27	3	53	25
Gross leasable area (square feet)	220,000	26,000	523,000	315,000
Net sales proceeds	$30,522	$2,414	$70,971	$42,498
Net gain	$9,473	$148	$17,935	$13,637

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenue

General. During the quarter and nine months ended September 30, 2021, total revenues increased as compared to the same period in 2020, primarily due to a change in receivables reserves, scheduled rent increases based on increases in the Consumer Price Index ("CPI") and to the income generated from Properties acquired during the year ended December 31, 2020 and the nine months ended September 30, 2021 (See "Results of Operations - Property Analysis - Property Acquisitions").

The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
			Percent Increase			Percent Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Rental Revenues(1)	$176,182	$154,146	14.3%	$523,786	$483,073	8.4%
Real estate expense reimbursement from tenants	3,842	3,719	3.3%	13,440	12,818	4.9%
Rental income	180,024	157,865	14.0%	537,226	495,891	8.3%
Interest and other income from real estate transactions	333	768	(56.6)%	1,920	1,506	27.5%
Total revenues	$180,357	$158,633	13.7%	$539,146	$497,397	8.4%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").

Quarter and Nine Months Ended September 30, 2021 versus Quarter and Nine Months Ended September 30, 2020

Rental Income. Rental income increased for the quarter and nine months ended September 30, 2021, as compared to the same period in 2020. The increase for the quarter and nine months ended September 30, 2021 is primarily due to a change in receivables reserves, scheduled rent increases based on increases in the CPI and Property acquisitions:

•
a partial year of Rental Revenue from 107 Properties with an aggregate gross leasable area of approximately 1,090,000 square feet during 2021, and
•
a full year of Rental Revenue from 63 Properties with aggregate gross leasable area of approximately 449,000 square feet in 2020.

Analysis of Expenses

General. Operating expenses increased for the quarter ended September 30, 2021, as compared to the same period in 2020, primarily due to the increase in general and administrative expenses which was partially offset by a decrease in impairment losses recognized on real estate. Operating expenses decreased for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to the decrease in impairment losses recognized on real estate which was partially offset by an increase in general and administrative expenses and depreciation and amortization. The following table summarizes NNN’s expenses (dollars in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
			Percent Increase			Percent Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
General and administrative	$11,077	$9,419	17.6%	$34,693	$28,914	20.0%
Real estate	6,521	6,345	2.8%	20,865	20,304	2.8%
Depreciation and amortization	50,976	49,404	3.2%	151,831	147,528	2.9%
Leasing transaction costs	86	—	N/C	146	36	305.6%
Impairment losses – real estate, net of recoveries	4,781	5,695	(16.0)%	14,647	33,062	(55.7)%
Total operating expenses	$73,441	$70,863	3.6%	$222,182	$229,844	(3.3)%

Interest and other income	$(61)	$(74)	(17.6)%	$(159)	$(345)	(53.9)%
Interest expense	33,518	31,924	5.0%	101,190	97,347	3.9%
Loss on early extinguishment of debt	—	—	N/C	21,328	16,679	27.9%
Total other expenses	$33,457	$31,850	5.0%	$122,359	$113,681	7.6%

As a percentage of total revenues:
General and administrative	6.1%	5.9%	6.4%	5.8%
Real estate	3.6%	4.0%	3.9%	4.1%

Quarter and Nine Months Ended September 30, 2021 versus Quarter and Nine Months Ended September 30, 2020

General and Administrative. General and administrative expenses increased in amount and as a percentage of total revenues for the quarter and nine months ended September 30, 2021, as compared to the same periods in 2020. The increase is primarily attributable to an increase in incentive compensation costs.

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

As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total real estate impairments, net of recoveries	$4,781	$5,695	$14,647	$33,062

Number of Properties:
Vacant	5	1	19	10
Occupied	2	—	10	13

For the quarter and nine months ended September 30, 2021 and 2020, real estate impairments, net of recoveries, was less than one percent of NNN's total assets for the respective periods as reported on the Condensed Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to retail tenants under long-term net leases, the inherent risks of owning commercial real estate, and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Interest expense. Interest expense increased for the quarter and nine months ended September 30, 2021, as compared to the same periods in 2020. The following represents the primary changes in debt that have impacted interest expense (dollars in thousands):

Transaction	Effective Date	Principal	Stated Interest Rate	Original Maturity
Issuance 2030 Notes	March 2020	$400,000	2.500%	April 2030
Issuance 2050 Notes	March 2020	300,000	3.100%	April 2050
Redemption 2022 Notes	March 2020	(325,000)	3.800%	October 2022
Issuance 2051 Notes	March 2021	450,000	3.500%	April 2051
Redemption 2023 Notes	March 2021	(350,000)	3.300%	April 2023
Issuance 2052 Notes	September 2021	450,000	3.000%	April 2052

In addition to the note payable transactions outlined in the table above, interest expense was impacted due to the Credit Facility having no weighted average outstanding balance for the nine months ended September 30, 2021 compared to a $25,239,000 weighted average outstanding balance with a weighted average interest rate of 2.6% for the nine months ended September 30, 2020. In addition, interest expense for the nine months ended September 30, 2021 and 2020 includes $2,078,000 and $2,291,000, respectively, in connection with the early redemption of the 2023 Notes and 2022 Notes, respectively.

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

While the total impacts of the economic downturn are unknown, NNN expects to meet short-term liquidity requirements through cash and cash equivalents, cash provided from operations and NNN's Credit Facility. As of September 30, 2021, NNN has $543,526,000 of cash and cash equivalents and $1,100,000,000 available for borrowings under its Credit Facility.

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

Cash and Cash Equivalents. NNN's cash and cash equivalents includes the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN did not have restricted cash or cash held in escrow as of September 30, 2021 and December 31, 2020. The table below summarizes NNN’s cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents:
Provided by operating activities	$453,150	$348,824
Used in investing activities	(384,156)	(48,569)
Provided by (used in) financing activities	207,296	(6,507)
Increase	276,290	293,748
Net cash at beginning of period	267,236	1,112
Net cash at end of period	$543,526	$294,860

Cash provided by operating activities represents cash received primarily from Rental Revenue and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the quarters and nine months ended September 30, 2021 and 2020, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses cash on hand or proceeds from its Credit Facility to fund the acquisition of its Properties.

NNN’s financing activities for the nine months ended September 30, 2021, included the following significant transactions:

(i) Issuance and redemption of notes payable resulted in the following:

•
$436,417,000 in net proceeds from the issuance in March of the 3.500% notes payable due in April 2051;
•
$350,000,000 payment in March for the early redemption of the 3.300% notes payable due in April 2023;
•
$21,328,000 payment in March of the make-whole amount from the early redemption of the 3.300% notes payable due in April 2023; and
•
$434,611,000 in net proceeds from the issuance in September of the 3.000% notes payable due in April 2052.

(ii) Issuance of common stock resulted in the following net proceeds:

•
$1,061,000 from the issuance of 30,000 shares of common stock in connection with the at-the-market ("ATM") equity program; and
•
$2,012,000 from the issuance of 46,666 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP").

(iii) Dividends paid:

•
$274,550,000 to common stockholders; and
•
$13,455,000 to holders of the depositary shares of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock").

Contractual Obligations and Commercial Commitments. The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of September 30, 2021. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of September 30, 2021.

	Expected Maturity Date (dollars in thousands)
	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt(1)	$3,810,772	$161	$664	$9,947	$350,000	$400,000	$3,050,000
Long-term debt – interest(2)	1,993,131	34,242	136,947	136,701	129,006	120,750	1,435,485
Headquarters office lease(3)	2,870	198	804	821	837	210	—
Ground leases(4)	7,455	146	582	582	601	639	4,905
Total contractual cash obligations	$5,814,228	$34,747	$138,997	$148,051	$480,444	$521,599	$4,490,390

(1)	Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and note costs. See "Debt-Notes Payable".
(2)	Interest calculation based on stated rate of the principal amount.
(3)	NNN is a lessee for its headquarters office lease.
(4)	NNN is a lessee for three ground lease arrangements.

In addition to the contractual obligations outlined above, NNN has committed to fund construction on 10 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, at September 30, 2021, are outlined in the table below (dollars in thousands):

Total commitment(1)	$39,122
Less amount funded	17,395
Remaining commitment	$21,727

(1)	Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

As of September 30, 2021, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2020. In addition to items reflected in the tables, in October 2021, NNN redeemed all of its 13,800,000 outstanding depositary shares, each representing a 1/100th interest in a share of its Series F Preferred Stock. Additional disclosure is included in Note 8 - Subsequent Events.

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

The lost revenues and increased property expenses resulting from vacant Properties or the inability to collect lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. NNN currently expects a short-term decrease in cash from operations as its tenants are impacted by the pandemic and, while contractually obligated, some have not paid all rent amounts due (See "Impact of COVID-19 on NNN's Business").

As of September 30, 2021, NNN owned 46 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio.

Additionally, as of October 27, 2021, NNN had no tenants currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Series F preferred stock(1):
Dividends	$4,485	$4,485	$13,455	$13,455
Per depositary share	0.3250	0.3250	0.9750	0.9750

Common stock:
Dividends	92,731	89,947	274,550	266,365
Per share	0.5300	0.5200	1.5700	1.5500

(1)

In September 2021, NNN called for the redemption of all outstanding shares of its 5.200% Series F Preferred Stock, including all accrued and unpaid dividends through, but not including, the redemption date, on October 16, 2021.

In October 2021, NNN declared a dividend of $0.5300 per share which is payable in November 2021 to its common stockholders of record as of October 29, 2021.

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

Debt

NNN expects to use debt primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests. Additionally, debt may be used to refinance existing debt. The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	September 30, 2021	Percentage of Total	December 31, 2020	Percentage of Total
Mortgages payable	$10,875	0.3%	$11,395	0.4%
Notes payable	3,734,764	99.7%	3,209,527	99.6%
Total outstanding debt	$3,745,639	100.0%	$3,220,922	100.0%

Line of Credit Payable. In June 2021, NNN amended and restated its credit agreement to increase the borrowing capacity under its Credit Facility from $900,000,000 to $1,100,000,000 and amended certain other terms under the former revolving Credit Facility. The Credit Facility had no weighted average outstanding balance during the nine months ended September 30, 2021. The Credit Facility matures June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility bears interest at LIBOR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, NNN incurred loan costs of $7,439,000 which are included in debt costs on the Condensed Consolidated Balance Sheet. As of September 30, 2021, there was no outstanding balance and $1,100,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.

Notes Payable. In 2021, NNN filed prospectus supplements to the prospectus contained in its August 2020 shelf registration statement and issued $450,000,000 aggregate principal amount of 3.500% notes due April 2051 (the “2051 Notes”) and $450,000,000 aggregate principal amount of 3.000% notes due April 2052 (the "2052 Notes" and, together with the 2051 Notes, the "Notes"). Each note issuance is summarized in the table below (dollar in thousands):

Notes	Issue Date	Principal	Discount (1)	Net Price	Stated Rate	Effective Rate (2)	Maturity Date
2051 Notes (3)	March 2021	$450,000	$8,406	$441,594	3.500%	3.602%	April 2051
2052 Notes (4)(5)	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052

(1)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(2)	Includes the effects of the discount at issuance.
(3)	NNN used the net proceeds from the issuance of the 2051 Notes to redeem all of its 3.300% notes payable that were due 2023, fund future property acquisitions and for general corporate purposes.
(4)

In October 2021, NNN used the net proceeds from the issuance of the 2052 Notes to redeem all of its 13,800,000 outstanding depositary shares, each representing a 1/100th interest in a share of its Series F Preferred Stock. Additional disclosure is included in Note 8 – Subsequent Events. In addition, we intend to use the remainder of the net proceeds from this offering to fund future property acquisitions and for general corporate purposes.

(5)

NNN entered into forward swaps which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt. Upon the issuance of the 2052 Notes, NNN terminated such derivatives, and the resulting fair value was deferred in accumulated other comprehensive income (loss) and is being amortized over the term of the respective notes using the effective interest method. Additional disclosure is included in Note 6 – Derivatives.

Each series of Notes is senior, unsecured obligations of NNN and is subordinated to all secured debt of NNN and to the debt and other liabilities of NNN's subsidiaries. Each of the Notes is redeemable at NNN's option, at any time, in whole or in part, at a redemption price equal to (i) the sum of the outstanding principal amount of the notes being redeemed plus accrued interest thereon, but not including the redemption date, and (ii) the make-whole amount, if any, as defined in the applicable supplemental indenture related to the notes.

In connection with the Notes, NNN incurred debt issuance costs totaling $10,144,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and presented as a reduction to notes payable and are being amortized over the term of the respective notes using the effective interest method.

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

Securities Offerings. In August 2020, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.

Information related to NNN's publicly held debt and equity securities is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2020.

At-The-Market Offerings. Under NNN's shelf registration statement, NNN established an ATM equity program which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2020 ATM	2018 ATM
Established date	August 2020	February 2018
Termination date	August 2023	August 2020
Total allowable shares	17,500,000	12,000,000
Total shares issued as of September 30, 2021	1,599,304	11,272,034

The following table outlines the common stock issuances pursuant to NNN's ATM equity programs (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2021	2020
Shares of common stock	30,000	1,634,350
Average price per share (net)	$35.35	$36.56
Net proceeds	$1,061	$59,752
Stock issuance costs(1)	$173	$1,151

(1)	Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2021, NNN filed a shelf registration statement that was automatically effective with the Commission for its DRIP, which permits NNN to issue up to 6,000,000 shares of common stock. NNN’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to NNN’s DRIP (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Shares of common stock	46,666	121,988
Net proceeds	$2,012	$4,458

Recent Accounting Pronouncements

Refer to Note 1 to the September 30, 2021, condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of September 30, 2021, NNN had no outstanding derivatives.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of September 30, 2021 and December 31, 2020. The table presents principal payments and related interest rates by year for debt obligations outstanding as of September 30, 2021. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of September 30, 2021 and December 31, 2020. The weighted average interest rate for the Credit Facility for year ended December 31, 2020 was 2.6%. The table incorporates only those debt obligations that existed as of September 30, 2021, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would remain unchanged for the nine months ended September 30, 2021.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2021	$183	5.23%	$—	—
2022	750	5.23%	—	—
2023	9,968	5.23%	—	—
2024	—	—	349,782	3.92%
2025	—	—	399,558	4.03%
Thereafter	—	—	3,014,899	3.59%	(3)
Total	$10,901	5.23%	$3,764,239	3.67%
Fair Value:
September 30, 2021	$10,901		$4,026,563
December 31, 2020	$11,434		$3,532,908

(1)	NNN's mortgages payable represent principal payments by year and include unamortized premiums and exclude debt costs.
(2)

Includes NNN’s notes payable, each exclude debt costs and are net of unamortized discounts. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.

(3)	Weighted average effective interest rate for periods after 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness as of September 30, 2021, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

4.	Instruments Defining the Rights of Security Holders, Including Indentures
4.1

Form of Twentieth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating 3.000% Notes due 2052 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021, and incorporated herein by reference)

4.2

Form of 3.000% Notes due 2052 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on September 24, 2021, and incorporated herein by reference).

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

101.1

The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2021, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

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

DATED this 2nd day of November, 2021.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Julian E. Whitehurst
Julian E. Whitehurst
Chief Executive Officer, President and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director