Form 10-K
period 2021-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2022-02-09
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission file number 001-11290

NATIONAL RETAIL PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	56-1431377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 South Orange Avenue, Suite 900

Orlando, Florida 32801

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (407) 265-7348

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of exchange on which registered:
Common Stock, $0.01 par value	NNN	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2021, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $8,176,510,000 based upon the last reported sale price on the New York Stock Exchange on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this disclosure, shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.

The number of shares of common stock outstanding as of January 28, 2022 was 175,635,014.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of National Retail Properties, Inc.’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A.

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms “registrant” or “NNN” or the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain subsidiaries as taxable real estate investment trust subsidiaries (“TRS”).

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when NNN uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, NNN is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, NNN’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and NNN undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause NNN's actual results to differ materially from those presented in our forward-looking statements:

•
Changes in financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general;
•
An epidemic or pandemic (such as the outbreak and worldwide spread of a novel strain of coronavirus, and its variants ("COVID-19")), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the other risks, and may significantly disrupt NNN's tenants' ability to operate their businesses and/or pay rent to NNN or prevent NNN from operating its business in the ordinary course for an extended period;
•
Loss of rent from tenants would reduce NNN’s cash flow;
•
A significant portion of NNN’s annual base rent is concentrated in specific industry classifications, tenants and geographic locations;
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
•
Uninsured losses may adversely affect NNN’s operating results and asset values;
•
NNN’s ability to fully control the management of its net-leased properties may be limited;
•
Vacant properties or bankrupt tenants could adversely affect NNN’s business or financial condition;
•
Cybersecurity risks and cyber incidents could adversely affect NNN's business, disrupt operations and expose NNN to liabilities to tenants, employees, capital providers, and other third parties;
•
Future investment in international markets could subject NNN to additional risks;
•
NNN may suffer a loss in the event of a default or bankruptcy of a tenant or borrower;
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
•
NNN’s ability to pay dividends in the future is subject to many factors;
•
Owning real estate and indirect interests in real estate carries inherent risks;
•
NNN’s real estate investments are illiquid;

•
NNN may be subject to known or unknown environmental liabilities and risks, including but not limited to liabilities and risks resulting from the existence of hazardous materials on or under Properties owned by NNN;
•
NNN’s failure to qualify as a REIT for federal income tax purposes could result in significant tax liability;
•
Compliance with REIT requirements, including distribution requirements, may limit NNN’s flexibility and may negatively affect NNN’s operating decisions;
•
The share ownership restrictions of the Internal Revenue Code of 1986, as amended ("the Code"), for REITs and the 9.8% share ownership limit in NNN’s charter may inhibit market activity in NNN’s shares of stock and restrict NNN’s business combination opportunities;
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
•
The phase-out of the London Interbank Offered Rate ("LIBOR") could affect interest rates under NNN's variable rate debt;
•
Even if NNN remains qualified as a REIT, NNN faces other tax liabilities that reduce operating results and cash flow; and
•
Adverse legislative or regulatory tax changes could reduce NNN's earnings and cash flow and the market value of NNN's securities.

In addition, NNN describes risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7).

Item 1. Business

The Company

NNN, a Maryland corporation, is a fully integrated REIT formed in 1984. NNN's assets are primarily real estate assets. NNN's consolidated financial statements are included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

The common shares of National Retail Properties, Inc. are traded on the New York Stock Exchange (the "NYSE") under the ticker symbol "NNN."

Real Estate Assets

NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property"). NNN owned 3,223 Properties with an aggregate gross leasable area of approximately 32,753,000 square feet, located in 48 states, with a weighted average remaining lease term of 10.6 years as of December 31, 2021. Approximately 99 percent of the Properties were leased as of December 31, 2021.

Competition

NNN faces active competition from many sources, both domestically and internationally, for net-lease investment opportunities in commercial properties. Competitors may be willing to accept rates of return, prices, lease terms, other transaction terms, or levels of risk that NNN finds unacceptable.

Qualification as a REIT

NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations and intends to continue to operate so as to remain qualified as a REIT for federal income tax purposes. NNN generally will not be subject to federal income tax on income that it distributes to its stockholders, provided that it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If NNN fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four years following the year during which qualification is lost. Such an event could materially adversely affect NNN’s income and ability to pay dividends. NNN believes it has been structured as, and its past and present operations qualify NNN as, a REIT.

Human Capital Resources

Human Capital Development. As of January 31, 2022, the Company employed 72 associates, all of which are full-time. NNN’s success is dependent upon the dedication and hard work of NNN’s talented associates. NNN encourages continued professional and personal development of all associates by providing hundreds of hours of in-person and online training opportunities that touch all aspects of NNN’s business. NNN also has associate mentoring and training programs and formalized talent development programs at all levels of the Company. The success of NNN’s commitment to its associates is shown in the long tenure of NNN’s associates. The executive team, department heads, and senior managers average over 20 years of experience with NNN. In addition, 49% of NNN’s associates have been with NNN for 10 years or longer. The institutional knowledge and long tenure of NNN’s associates is a true competitive advantage of the Company. In addition, the Company's gender make-up is comprised of 54% females and 46% males. NNN has adopted a Human Capital Policy which is available on the Company's website at www.nnnreit.com.

Total Rewards, Benefits & Work-Life Balance. NNN also focuses on additional benefits for its associates to make sure the associates are not only well compensated, but also engaged, developed and satisfied with their work-life balance. There are six key elements to NNN’s total rewards system: Compensation, Benefits, Wellness, Work-Life Balance, Professional Development and Recognition. NNN’s programs include, but are not limited to, a 401(k) plan with a company match, flexible work schedules, college saving plans, an educational assistance program, adoption benefits, flexible spending and health savings accounts, health and wellness events, and access to a state of the art online wellness platform. NNN has been the repeat recipient of numerous wellness awards, including the prestigious Cigna Well-Being Award.

Community Service and Partnerships. NNN cares about the communities in which its associates live and work. NNN stands behind a commitment to improving education, strengthening neighborhoods, and encouraging volunteer service. NNN actively promotes volunteering by its associates by organizing and sponsoring specific volunteer days throughout the year at various charities, including Ronald McDonald House of Central Florida and Give Kids the World. Associates are encouraged to volunteer on work days during work hours. In addition to NNN’s donation of time, NNN is also a meaningful financial donor to numerous charities in the Central Florida community, including the Boys and Girls Clubs of Central Florida, Second Harvest Food Bank and Elevate Orlando (a teacher mentor program for high risk urban youth that help young women and men graduate high school with a plan for the future).

Business Strategies and Policies

The following is a discussion of NNN’s operating strategy and certain of its investment, financing and other policies. These strategies and policies have been set by management and the Board of Directors and, in general, may be amended or revised from time to time by management and the Board of Directors without a vote of NNN’s stockholders.

Operating Strategies

NNN’s strategy is to invest primarily in retail real estate that is typically well located within each local market for its tenants’ retail lines of trade. Management believes that these types of properties, generally leased pursuant to triple-net leases, provide attractive opportunities for stable current returns and the potential for increased returns and capital appreciation. Triple-net leases typically require the tenant to pay property operating expenses such as insurance, utilities, repairs, maintenance, capital expenditures and real estate taxes and assessments. Initial lease terms are generally 10 to 20 years.

NNN holds each Property until it determines that the sale of such Property is advantageous in view of NNN’s investment objectives. In deciding whether to sell a Property, factors NNN may consider include, but are not limited to, potential capital appreciation, net cash flow, tenant credit quality, tenant's line of trade, tenant's lease renewal probability, the composition of the Property Portfolio, market lease rates, local market conditions, future uses of the Property, potential use of sale proceeds and federal income tax considerations.

NNN’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. These key indicators for NNN include items such as: the composition of the Property Portfolio (such as tenant, geographic and line of trade diversification), the occupancy rate of the Property Portfolio, certain financial performance ratios and profitability measures, industry trends, and industry performance compared to that of NNN.

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

The operating strategies employed by NNN have allowed NNN to increase the annual dividend (paid quarterly) per common share for 32 consecutive years. NNN has the third longest record of consecutive annual dividend increases of all publicly traded REITs.

Investment in Real Estate or Interests in Real Estate

NNN’s management believes that single tenant, freestanding net lease retail properties will continue to provide attractive investment opportunities and that NNN is well suited to take advantage of these opportunities because of its experience in accessing capital markets, and its ability to source, underwrite and acquire such properties.

In evaluating a particular acquisition, management may consider a variety of factors, including but not limited to:

•
the location, visibility and accessibility of the property,
•
the geographic area and demographic characteristics of the community,
•
the local real estate market conditions, including potential for growth, redevelopment, market rents, and existing or potential competing properties or retailers,
•
the size, age and title status of the property,
•
the quality of construction and design and the current physical condition of the property,
•
the potential for, and current extent of, any environmental problems,
•
the purchase price,
•
the non-financial lease terms of the proposed acquisition,
•
the availability of funds or other consideration for the proposed acquisition and the cost thereof,
•
the compatibility of the property with NNN’s existing Property Portfolio,
•
the property-level operating history,
•
the financial and other characteristics of the existing tenant,
•
the tenant’s business plan, operating history and management team,
•
the tenant’s industry,
•
the terms of any lease,
•
the rent to be paid by the tenant,
•
any existing debt encumbering the property which may be assumed in connection with acquiring or refinancing these investments, and
•
the merits relative to other opportunities.

NNN intends to engage in future investment activities in a manner that is consistent with the maintenance of its status as a REIT for federal income tax purposes. Additionally, NNN does not intend to engage in activities that will make NNN an investment company under the Investment Company Act of 1940, as amended.

Investments in Real Estate Mortgages and Securities of or Interests in Entities Engaged in Real Estate Activities

While NNN’s primary business objectives emphasize retail properties, NNN may invest in (i) a wide variety of property and tenant types, (ii) leases, mortgages and other types of real estate interests, (iii) loans secured by personal property, (iv) loans secured by partnership or membership interests in partnerships or limited liability companies, respectively, or (v) securities of other REITs, or other issuers, including for the purpose of exercising control over such entities.

Financing Strategy

NNN’s financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating strategy while servicing its debt requirements, maintaining its investment grade credit ratings, staggering debt maturities and providing value to its stockholders. NNN's capital resources have and will continue to include, if available, (i) proceeds from the issuance of public or private equity or debt capital market transactions; (ii) secured or unsecured borrowings from banks or other lenders; (iii) proceeds from the sale of Properties; and (iv) to a lesser extent, by internally generated funds as well as undistributed funds from operations. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

NNN typically expects to fund its short-term liquidity requirements, including investments in additional Properties, with cash and cash equivalents, cash provided from operations and unsecured revolving credit facility ("Credit Facility"). As of December 31, 2021, NNN had $171,322,000 of cash and cash equivalents and $1,100,000,000 was available for future borrowings under the Credit Facility.

As of December 31, 2021, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 40 percent and the ratio of secured debt to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 30 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur additional debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of debt that NNN may incur. Additionally, NNN may change its financing strategy.

Strategies and Policy Changes

Any of NNN’s strategies or policies described above may be changed at any time by NNN without notice to or a vote of NNN’s stockholders.

Property Portfolio

As of December 31, 2021, NNN owned 3,223 Properties with an aggregate gross leasable area of approximately 32,753,000 square feet, located in 48 states, with a weighted average remaining lease term of 10.6 years. Approximately 99 percent of total Properties were leased as of December 31, 2021.

The following table summarizes the Property Portfolio as of December 31, 2021 (in thousands):

	Size(1)			Total Dollars Invested(2)
	High	Low	Average	High	Low	Average
Land	6,586	5	101	$11,899	$5	$798
Building	179	1	10	45,286	30	2,013

(1)
Approximate square feet.
(2)
Costs vary depending upon size, improvements, local market conditions and other factors.

As of December 31, 2021, NNN has committed to fund construction of 13 Properties. The improvements of such Properties are estimated to be completed within 12 months. These construction commitments, as of December 31, 2021, are outlined in the table below (dollars in thousands):

Total commitment(1)	$40,991
Less amount funded	16,256
Remaining commitment	$24,735

(1)
Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

Leases

The following is a summary of the general structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. Generally, the Property leases provide for initial terms of 10 to 20 years. As of December 31, 2021, the weighted average remaining lease term of the Property Portfolio was approximately 10.6 years. The Properties are generally leased under triple-net leases, which require the tenant to pay all property taxes and assessments, to maintain the interior and exterior of the property, and to carry property and liability insurance coverage. NNN's leases provide for annual base rental payments (generally payable in monthly installments) ranging from $7,000 to $4,085,000 (average of $221,000), and generally provide for increases in rent as a result of (i) increases in the Consumer Price Index ("CPI"), (ii) fixed increases, or, to a lesser extent, (iii) increases in the tenant’s sales volume.

Generally, NNN's leases provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions provided under the initial lease term. Some of the leases also provide that in the event NNN wishes to sell the Property subject to that lease, NNN first must offer the lessee the right to purchase the Property on the same terms and conditions as any offer which NNN intends to accept for the sale of the Property.

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2021:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2022	2.8%	75	739,000	2028	4.7%	157	1,245,000
2023	2.6%	113	1,402,000	2029	2.8%	71	987,000
2024	3.3%	93	1,455,000	2030	3.7%	106	1,194,000
2025	5.9%	192	2,013,000	2031	8.3%	190	2,781,000
2026	5.5%	217	2,139,000	Thereafter	51.9%	1,751	15,065,000
2027	8.5%	224	3,375,000

(1) Based on annualized base rent for all leases in place as of December 31, 2021.

(2) Approximate square feet.

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent(1)
	Lines of Trade	2021	2020	2019
1.	Convenience stores	17.9%	18.2%	18.2%
2.	Automotive service	12.3%	10.3%	9.6%
3.	Restaurants – full service	9.8%	10.5%	11.1%
4.	Restaurants – limited service	9.4%	9.7%	8.8%
5.	Family entertainment centers	5.9%	5.9%	6.7%
6.	Health and fitness	5.2%	5.3%	5.2%
7.	Theaters	4.5%	4.4%	4.7%
8.	Recreational vehicle dealers, parts and accessories	3.9%	3.5%	3.4%
9.	Equipment rental	3.2%	2.6%	2.6%
10.	Automotive parts	3.0%	3.1%	3.1%
11.	Wholesale clubs	2.5%	2.6%	2.5%
12.	Home improvement	2.5%	2.6%	2.6%
13.	Medical service providers	2.0%	2.2%	2.1%
14.	Furniture	1.7%	1.7%	1.6%
15.	General merchandise	1.7%	1.7%	1.8%
16.	Consumer electronics	1.5%	1.5%	1.5%
17.	Home furnishings	1.5%	1.6%	1.7%
18.	Travel plazas	1.5%	1.5%	1.6%
19.	Automobile auctions, wholesale	1.3%	1.1%	1.0%
20.	Drug stores	1.3%	1.5%	1.6%
	Other	7.4%	8.5%	8.6%
		100.0%	100.0%	100.0%

(1)
Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2021:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	502	16.9%
2.	Florida	229	8.6%
3.	Ohio	192	5.5%
4.	Illinois	163	5.5%
5.	North Carolina	163	4.7%
6.	Georgia	153	4.6%
7.	Indiana	149	4.0%
8.	Tennessee	150	3.8%
9.	Virginia	116	3.4%
10.	California	65	3.3%
	Other	1,341	39.7%
		3,223	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2021.

Governmental Regulations Affecting Properties

Property Environmental Considerations

Subject to a determination of the level of risk and potential cost of remediation, NNN may acquire a property where some level of environmental contamination may exist. Investments in real property create a potential for substantial environmental liability for the owner of such property from the presence or discharge of hazardous materials on the property or the improper disposal of hazardous materials emanating from the property, regardless of fault. In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy which provides some coverage for substantially all of the Properties. As a part of its acquisition due diligence process, NNN obtains an environmental site assessment for each property. In such cases where NNN intends to acquire a property where some level of contamination may exist, NNN generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance to address environmental conditions at the property. NNN may incur costs if the seller or tenant does not comply with these requirements.

As of February 2, 2022, NNN had 73 Properties currently under some level of environmental remediation and/or monitoring. In general, the responsible party (which may include the seller, a previous owner, the tenant or an adjacent or former land owner) is liable for the cost of the environmental remediation for each of these Properties.

Americans with Disabilities Act of 1990 and Similar Local and State Laws

The Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the "ADA"). The tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of February 2, 2022, NNN had not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.

Other Regulations, Rules and Laws

State and local governmental entities regulate the use of the Properties. NNN’s leases generally require each tenant to undertake primary responsibility for complying with all regulations, rules and laws, but failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such Properties.

Impact of COVID-19 on NNN’s Business

Since March 2020, the evolution of the pandemic and worldwide spread of COVID-19 has continued to pose significant risk and uncertainty to the potential adverse effects to the economy and financial markets. Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place.

As a result, the COVID-19 pandemic and the government reaction to it has negatively affected almost every industry directly or indirectly. A number of NNN's tenants experienced temporary closures of their operations and/or requested adjustments to their lease terms during this pandemic. As a result, these economic hardships have increased uncertainty with respect to the collectability of lease payments and have had a negative effect on NNN's financial results, including increased accounts receivables and related allowances and recognizing revenue on a cash basis from certain of its tenants.

As of December 31, 2021, NNN entered into rent deferral lease amendments with certain tenants to defer rent originally due during the years ending December 31, 2021 and 2020. While the terms of each rent deferral lease amendment differ, NNN received repayment of the majority of deferred rents in 2021 and expects to receive substantially all by December 31, 2023. Depending upon the duration of impact on tenants and the overall economic downturn resulting from the COVID-19 pandemic, future rent payments including deferred rents may be difficult to collect.

As of January 31, 2022, NNN had collected approximately 99.4% of rent originally due in the quarter ended December 31, 2021. Rent collections may continue below amounts required under the leases.

The rapid development and fluidity of the economic downturn precludes any prediction as to the ultimate adverse impact on NNN, but presents material uncertainty and risk with respect to NNN’s performance, business, financial condition, results of operations and cash flows.

In addition, NNN describes the potential risks and impacts of the COVID-19 pandemic in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Impact of COVID-19 on NNN’s Business” (Part II, Item 7).

Additional Information

NNN’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348.

NNN’s website is located at www.nnnreit.com. NNN intends to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to its Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer by providing such information on its website within four days after effecting any amendment to, or granting any waiver under, that code, and NNN will maintain such information on its website for at least twelve months. The information contained on NNN’s website does not constitute part of this Form 10-K.

On NNN’s website you can also obtain, free of charge, a copy of this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, as soon as reasonably practicable, after NNN files such material electronically with, or furnish it to, the Securities and Exchange Commission ("Commission" or "SEC"). The public may read and obtain a copy of any materials NNN files electronically with the Commission at www.sec.gov.

Additional information on NNN’s website includes the guiding policies adopted by NNN, which include NNN’s Corporate Governance Guidelines, Code of Business Conduct Policy and Whistleblower Policy, as well as NNN’s stance on corporate governance, social responsibility and environmental practices and impact.

Item 1A. Risk Factors

Carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto. If any of the events or developments described below were actually to occur, NNN’s business, financial condition or results of operations could be adversely affected.

Risks Related to NNN’s Business and Operations

Changes in financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general.

Financial and economic conditions can be challenging and volatile and any worsening of such conditions, including any disruption in the capital markets, could adversely affect NNN’s business and results of operations. Such conditions could also affect the financial condition of NNN’s tenants, developers, borrowers, lenders or the institutions that hold NNN’s cash balances and short-term investments, which may expose NNN to increased risks of default by these parties.

There can be no assurance that actions of the United States Government, the Federal Reserve or other government and regulatory bodies attempting to stabilize the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, retailers, consumers, NNN’s financial condition, NNN's results of operations or the trading price of NNN’s shares.

Potential consequences of challenging and volatile financial and economic conditions include:

•
the financial condition of NNN’s tenants may be adversely affected, which may result in tenant defaults under the leases due to bankruptcy, lack of liquidity, operational failures or for other reasons,
•
the ability to raise equity capital or borrow on terms and conditions that NNN finds acceptable may be limited or unavailable, which could reduce NNN’s ability to pursue acquisition and development opportunities and refinance existing debt, reduce NNN’s returns from acquisition and development activities, reduce NNN’s ability to make cash distributions to its stockholders and increase NNN’s future interest expense,
•
the recognition of impairment charges on or reduced values of the Properties or tenant receivables, may adversely affect NNN's results of operations,
•
reduced values of the Properties may limit NNN's ability to dispose of assets at attractive prices and reduce the availability of buyer financing, and
•
the value and liquidity of NNN’s short-term investments and cash deposits could be reduced as a result of (i) a deterioration of the financial condition of the institutions that hold NNN’s cash deposits or the institutions or assets in which NNN has made short-term investments, (ii) the dislocation of the markets for NNN’s short-term investments, (iii) increased volatility in market rates for such investments or (iv) other factors.

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

Since March 2020, the evolution of the pandemic and worldwide spread of COVID-19 has continued to pose significant risk and uncertainty to the potential adverse effects to the economy and financial markets. Several countries, including the United States, took steps to restrict travel, temporarily close businesses and issue quarantine orders.

As a result, the COVID-19 pandemic and the government reaction to it negatively affected almost every industry directly or indirectly. A number of NNN’s tenants experienced temporary closures of their operations and/or requested adjustments to their lease terms during this pandemic. The COVID-19 pandemic (or a future pandemic) could have a material and adverse effect on or cause disruption to NNN’s business or financial condition, results of operations, cash flows and the market value and trading price of NNN's securities due to, among other factors:

•
A complete or partial closure of, or other operational issues with, NNN’s Property Portfolio as a result of government or tenant action;
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
•
The inability to access debt and equity capital on favorable terms, if at all, or a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect NNN’s access to capital necessary to fund business operations, pursue acquisition and development opportunities, refinance existing debt, reduce NNN’s ability to make cash distributions to its stockholders and increase NNN’s future interest expense;
•
A general decline in business activity and demand for real estate transactions would adversely affect NNN’s ability to successfully execute investment strategies or expand the Property Portfolio;
•
A significant reduction in NNN’s cash flows could impact NNN’s ability to continue paying cash dividends to NNN common and preferred stockholders at expected levels or at all;
•
The financial impact could negatively affect NNN’s future compliance with financial and other covenants of NNN’s Credit Facility and other debt instruments, and the failure to comply with such covenants could result in a default that accelerates the payment of such debt; and
•
The potential negative impact on the health of NNN’s associates or Board of Directors, particularly if a significant number are impacted, or the impact of government actions or restrictions, including stay-at-home orders, restricting access to NNN's headquarters located in Orlando, Florida, could result in a deterioration in NNN’s ability to ensure business continuity during a disruption.

While as of December 31, 2021, NNN's rent collections have returned to pre-pandemic levels, the extent to which COVID-19 impacts NNN’s operations and those of NNN’s tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others.

A prolonged continuation of or repeated temporary business closures, reduced capacity at businesses or other social-distancing practices, and quarantine orders may adversely impact NNN's tenants’ ability to generate sufficient revenues to meet financial obligations, and could force tenants to default on their leases, or result in the bankruptcy of tenants, which would diminish the rental revenue NNN receives under its leases. Additionally, an increase in the number of vacant properties would increase NNN's real estate expenses, including expenses associated with ongoing maintenance and repairs, utilities, property taxes, and property and liability insurance.

The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact on NNN. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to NNN’s performance, business or financial condition, results of operations and cash flows. While NNN's leases generally do not allow tenants to withhold rent if the tenants are not operating on its Properties, some tenants have and may pay rent under protest, not pay rent at all, request rent deferrals, and assert legal or equitable claims in the courts that such tenants are not obligated to pay rent while closed or while operating at reduced capacity, because of the COVID-19 pandemic. While NNN believes such claims would be without merit it has no assurances on how courts would rule on such claims, if any.

Loss of rent from tenants would reduce NNN’s cash flow.

NNN's tenants encounter significant macroeconomic, governmental and competitive forces. Adverse changes in consumer spending or consumer preferences for particular goods, services or store based retailing could severely impact their ability to pay rent. Shifts from in-store to online shopping could increase due to changing consumer shopping patterns as well as the increase in consumer adoption and use of mobile electronic devices. This expansion of e-commerce could have an adverse impact on NNN's tenants' ongoing viability and the size, type and location of space tenants lease in the future. NNN cannot predict with certainty what tenants will want or what the impact will be on market rents. The default, financial distress, bankruptcy or liquidation of one or more of NNN’s tenants could cause substantial vacancies in the Property Portfolio. Vacancies reduce NNN’s revenues, increase property expenses and could decrease the value of each vacant Property. Upon the expiration of a lease, the tenant may choose not to renew the lease and NNN may not be able to re-lease the vacant Property at a comparable lease rate. Furthermore, NNN may incur additional expenditures in connection with such renewal or re-leasing.

A significant portion of the source of the Property Portfolio annual base rent is concentrated in specific industry classifications, tenants and geographic locations.

As of December 31, 2021, approximately,

•
55.3% of the Property Portfolio annual base rent is generated from tenants in five retail lines of trade, including convenience stores (17.9%), automotive service (12.3%) and full-service and limited-service restaurants (19.2%),
•
20.2% of the Property Portfolio annual base rent is generated from five tenants, 7-Eleven (4.9%), Mister Car Wash (4.6%), Camping World (3.8%), LA Fitness (3.7%) and GPM Investments (convenience stores) (3.2%), and
•
41.2% of the Property Portfolio annual base rent is generated from properties located in five states, including Texas (16.9%) and Florida (8.6%).

Any financial hardship and/or economic changes in these lines of trade, tenants or states could have an adverse effect on NNN’s results of operations.

NNN may not be able to successfully execute its acquisition or development strategies.

NNN may not be able to implement its investment strategies successfully. Additionally, NNN cannot assure that its Property Portfolio will expand at all, or if it will expand at any specified rate or to any specified size. In addition, investment in additional real estate assets is subject to a number of risks. Because NNN expects to invest in markets other than the ones in which its current Properties are located or properties which may be leased to tenants other than those to which NNN has historically leased properties, NNN will also be subject to the risks associated with investment in new markets, new lines of trade or with new tenants that may be relatively unfamiliar to NNN’s management team.

NNN’s development activities are subject to, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory approvals, the cost and timely completion of construction (including risks from factors beyond NNN’s control, such as weather, labor conditions or material shortages), the risk of finding tenants for the properties and the ability to obtain both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant the opportunity to delay rent commencement, reduce rent or terminate a lease. Any of these situations may delay or eliminate proceeds or cash flows NNN expects from these projects, which could have an adverse effect on NNN’s financial condition.

NNN may not be able to dispose of properties consistent with its operating strategy.

NNN may be unable to sell Properties targeted for disposition under favorable terms due to adverse market conditions or possible prohibitive tax liability. This may adversely affect, among other things, NNN’s ability to sell under favorable terms, execute its operating strategy, achieve target earnings or returns, retire or repay debt or pay dividends.

Certain provisions of NNN’s leases or loan agreements may be unenforceable.

NNN’s rights and obligations with respect to its leases, mortgage loans or other loans are governed by written agreements. A court could determine that one or more provisions of such an agreement are unenforceable, such as a particular remedy, a master lease covenant, a loan prepayment provision or a provision governing NNN’s security interest in the underlying collateral of a borrower or lessee. NNN could be adversely impacted if this were to happen with respect to an asset or group of assets.

Competition from numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede NNN’s ability to grow.

NNN may not complete suitable property acquisitions or developments on advantageous terms, if at all, due to competition for such properties with others engaged in real estate investment activities or lack of properties for sale on terms deemed acceptable to NNN. NNN’s inability to successfully acquire or develop new properties may affect NNN’s ability to achieve anticipated return on investment or realize its investment strategy, which could have an adverse effect on its results of operations.

Uninsured losses may adversely affect NNN’s operating results and asset values.

The Properties are generally covered by comprehensive liability, fire, and extended insurance coverage. NNN believes that the insurance carried on its Properties is adequate and in accordance with industry standards. There are, however, types of losses (such as from hurricanes, floods, earthquakes or other types of natural disasters or wars, terrorism or other acts of violence) which may be uninsurable, self-insured by tenants, or the cost of insuring against these losses may not be economically justifiable in the opinion of tenants or NNN. If an uninsured loss occurs or a loss exceeds policy limits, NNN could lose both its invested capital and anticipated revenues from the property, thereby reducing NNN’s cash flow and asset value.

NNN’s ability to fully control the management of its net-leased properties may be limited.

The tenants of net-leased properties are responsible for maintenance and other day-to-day management of the Properties. If a Property is not adequately maintained in accordance with the terms of the applicable lease, NNN may incur expenses for deferred maintenance expenditures or other liabilities when the lease expires. While NNN’s leases generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. Although NNN endeavors to monitor compliance by tenants with their lease obligations, NNN may not always be able to ascertain or forestall deterioration in the condition of a property or the financial circumstances of a tenant.

Vacant properties or bankrupt tenants could adversely affect NNN’s business or financial condition.

As of December 31, 2021, NNN owned 32 vacant, un-leased Properties, which accounted for approximately one percent of total Properties held in the Property Portfolio. NNN is actively marketing these Properties for sale or lease but may not be able to sell or lease these Properties on favorable terms or at all. As of February 2, 2022, NNN had no tenants in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

Cybersecurity risks and cyber incidents could adversely affect NNN's business, disrupt operations and expose NNN to liabilities to tenants, employees, capital providers, governmental regulators, and other third parties.

NNN uses information technology and other computer resources to carry out important operational activities and to maintain its business records. As part of NNN’s normal business activities, (i) NNN allows associates to perform some or all of their business activities remotely, and (ii) NNN collects and stores certain personal identifying and confidential information relating to its tenants, employees, vendors and suppliers, and (iii) maintains operational and financial information related to NNN’s business. NNN has implemented systems and processes intended to address ongoing and evolving cybersecurity risks, secure its information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. Although NNN and its service providers employ what NNN believes are adequate security, disaster recovery and other preventative and corrective measures, NNN’s security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, fraud, hacking, employee error, system error, and faulty password management.

NNN’s ability to conduct its business may be impaired if its information technology resources, including its websites or e-mail systems, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, fraud, intentional penetration or disruption of its information technology resources by:

•
a third party,
•
natural disaster,
•
a failure of hardware or software due to a design or programmatic flaw,
•
a failure of hardware or software security controls,
•
telecommunications system failure,
•
service provider error or failure,
•
fraudulent transactions,
•
intentional or unintentional personnel actions,
•
lost connectivity to NNN’s networked resources, or
•
a failure of disaster recovery system.

A significant and extended disruption could damage NNN’s business or reputation and cause:

•
loss of revenues or tenant relationships,
•
unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and
•
NNN to incur significant expenses to address and remediate or otherwise resolve these kinds of issues.

The release of confidential information may also lead to litigation or other proceedings against NNN by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against NNN’s earnings and cause NNN reputational harm, could have a material and adverse effect on NNN’s business, financial position or results of operations.

In addition, the costs of maintaining adequate protection against data security threats, based on considerations of their evolution, increasing sophistication, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to NNN’s financial position or results of operations in a particular period or over various periods.

Future investment in international markets could subject NNN to additional risks.

If NNN expands its operating strategy to include investment in international markets, NNN could face additional risks, including foreign currency exchange rate fluctuations, operational risks due to local economic and political conditions and laws and policies of the United States affecting foreign investment.

NNN may suffer a loss in the event of a default or bankruptcy of a borrower.

As of December 31, 2021, NNN had mortgages receivable of $2,023,000. If a borrower defaults on a mortgage or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the collateral may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN’s loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets and are typically subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. If a borrower defaults on the debt senior to NNN’s loan, or in the event of the bankruptcy of a borrower, NNN’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to NNN’s loans exists, the presence of intercreditor arrangements may limit NNN’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

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

Risks Related to Financing NNN’s Business

NNN may be unable to obtain debt or equity capital on favorable terms, if at all.

NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Nearly all of NNN’s debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities range between 2024 and 2052. NNN's ability to make these scheduled principal payments may be adversely impacted by NNN’s inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive which would have an adverse impact on NNN’s business, financial condition and results of operations.

The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition.

As of December 31, 2021, NNN had outstanding debt, including mortgages payable of $10,697,000, total unsecured notes payable of $3,735,769,000 and no outstanding balance on the Credit Facility. NNN’s organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional debt and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN’s financial condition and results of operations, as well as NNN’s ability to pay principal and interest on the outstanding debt or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations.

The amount of debt outstanding at any time could have important consequences to NNN’s stockholders. For example, it could:

•
require NNN to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing funds available for operations, real estate investments and other business opportunities that may arise in the future,
•
increase NNN’s vulnerability to general adverse economic and industry conditions,
•
limit NNN’s ability to obtain any additional financing it may need in the future for working capital, debt refinancing, capital expenditures, real estate investments, development or other general corporate purposes,
•
make it difficult to satisfy NNN’s debt service requirements,
•
limit NNN’s ability to pay dividends in cash on its outstanding common and preferred stock,
•
limit NNN’s flexibility in planning for, or reacting to, changes in its business and the factors that affect the profitability of its business, and
•
limit NNN’s flexibility in conducting its business, which may place NNN at a disadvantage compared to competitors with less debt or debt with less restrictive terms.

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

NNN is obligated to comply with financial and other covenants in its debt instruments that could restrict its operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment of such debt.

As of December 31, 2021, NNN had approximately $3,746,466,000 of outstanding debt, of which approximately $10,697,000 was secured debt. NNN’s unsecured debt instruments contain various restrictive covenants which include, among others, provisions restricting NNN’s ability to:

•
incur or guarantee additional debt,
•
make certain distributions, investments and other restricted payments,
•
enter into transactions with certain affiliates,
•
create certain liens,
•
consolidate, merge or sell NNN’s assets, and
•
prepay debt.

NNN’s secured debt instruments generally contain customary covenants, including, among others, provisions:

•
requiring the maintenance of the property securing the debt,
•
restricting its ability to sell, assign or further encumber the properties securing the debt,
•
restricting its ability to incur additional debt on the property securing the debt,
•
restricting modifications to property improvements,
•
restricting its ability to amend or modify existing leases on the property securing the debt, and
•
establishing certain prepayment restrictions.

In addition, NNN’s debt instruments may contain cross-default provisions, in which case a default of NNN under one debt instrument will be a default of NNN under multiple or all debt instruments of NNN.

NNN’s ability to meet some of its debt covenants, including covenants related to the condition of the property or payment of real estate taxes, may be dependent on the performance by NNN’s tenants under their leases.

In addition, certain covenants in NNN’s debt instruments, including its Credit Facility, require NNN, among other things, to:

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

Risks Related to – Real Estate Ownership

Owning real estate and indirect interests in real estate carries inherent risks.

NNN’s financial performance and the value of its real estate assets are subject to the risk that if the Properties do not generate revenues sufficient to meet its operating expenses, and debt service, NNN’s cash flow and ability to pay distributions to its stockholders will be adversely affected. NNN is susceptible to the following real estate industry risks, which are beyond its control:

•
changes in national, regional and local economic conditions and outlook,
•
decreases in consumer spending and retail sales or adverse changes in consumer preferences for particular goods, services or store-based retailing,
•
economic downturns in the areas where the Properties are located,
•
adverse changes in local real estate market conditions, such as an oversupply of space, reduction in demand for space, loss of a large employer, intense competition for tenants, or a demographic change,
•
changes in tenant or consumer preferences that reduce the attractiveness of the Properties to tenants,
•
a decrease in demand for fossil fuels,
•
changes in zoning, regulatory restrictions, or tax laws, and
•
changes in interest rates or availability of financing.

All of these factors could result in decreases in market rental rates and increases in vacancy rates, which could adversely affect NNN’s results of operations.

NNN’s real estate investments are illiquid.

Because real estate investments are relatively illiquid, NNN’s ability to adjust the portfolio promptly in response to economic or other conditions is limited. Certain significant expenditures generally do not change in response to economic or other conditions, including: (i) debt service, (ii) real estate taxes, and (iii) operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings and could have an adverse effect on NNN’s financial condition.

NNN may be subject to known or unknown environmental liabilities and hazardous materials on Properties owned by NNN.

There may be known or unknown environmental liabilities associated with Properties owned or acquired in the future by NNN. Certain particular uses of some Properties may also have a heightened risk of environmental liability because of the hazardous materials used in performing services on those Properties, such as convenience stores with underground petroleum storage tanks or auto parts and auto service businesses using petroleum products, paint and machine solvents. Some of the Properties may contain asbestos or asbestos-containing materials, or may contain or may develop mold or other bio-contaminants.

Asbestos-containing materials must be handled, managed and removed in accordance with applicable governmental laws, rules and regulations. Mold and other bio-contaminants can produce airborne toxins, may cause a variety of health issues in individuals and must be remediated in accordance with applicable governmental laws, rules and regulations.

As part of its due diligence process, NNN generally obtains an environmental site assessment for each Property it acquires. In cases where NNN intends to acquire real estate where evidence of some level of known contamination may exist, NNN generally requires the seller or tenant to (i) remediate the contamination in accordance with applicable laws, rules and regulations, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance. Although sellers or tenants may be contractually responsible for remediating hazardous materials on a property and may be responsible for indemnifying NNN for any liability resulting from the use of a Property and for any failure to comply with any applicable environmental laws, rules or regulations, NNN has no assurance that sellers, tenants or any other responsible party shall be able to meet their remediation and indemnity obligations to NNN. A tenant, seller or any other responsible party may not have the financial ability to meet its remediation and indemnity obligations to NNN when required. Furthermore, NNN may have strict liability to governmental agencies or third parties as a result of the existence of hazardous materials on Properties, whether or not NNN knew about or caused such hazardous materials to exist.

As of February 2, 2022, NNN had 73 Properties currently under some level of environmental remediation and/or monitoring. In general, the responsible party (which may include the seller, a previous owner, the tenant or an adjacent or former land owner) is liable for the cost of the environmental remediation for each of these Properties.

If NNN is responsible for hazardous materials located on its Properties, NNN’s liability may include investigation and remediation costs, property damage to third parties, personal injury to third parties, and governmental fines and penalties. Furthermore, the presence of hazardous materials on a Property may adversely impact the Property value or NNN’s ability to sell the Property. Significant environmental liability could impact NNN’s results of operations, ability to make distributions to stockholders, and its ability to meet its debt obligations.

In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy which provides some coverage for substantially all of its Properties. However, the policy is subject to exclusions and limitations and does not cover all of the Properties owned by NNN. For those Properties covered under the policy, insurance may not fully compensate NNN for any environmental liability. NNN has no assurance that the insurer on its environmental insurance policy will be able to meet its obligations under the policy. NNN may not desire to renew the environmental insurance policy in place upon expiration or a replacement policy may not be available at a reasonable cost, if at all.

Risks Related to – Tax Matters

NNN’s failure to qualify as a REIT for federal income tax purposes could result in significant tax liability.

NNN intends to operate in a manner that will allow NNN to continue to qualify as a REIT. NNN believes it has been organized as, and its past and present operations qualify NNN as a REIT. However, the Internal Revenue Service (“IRS”) could successfully assert that NNN is not qualified as such. In addition, NNN may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within NNN’s control. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for NNN to qualify as a REIT or avoid significant tax liability.

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

Compliance with REIT requirements, including distribution requirements, may limit NNN’s flexibility and may negatively affect NNN’s operating decisions.

To maintain its status as a REIT for United States federal income tax purposes, NNN must meet certain requirements on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN’s funds are otherwise needed to fund expenditures or debt service requirements. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, so long as it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2021, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in NNN’s charter may inhibit market activity in NNN’s shares of stock and restrict NNN’s business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of NNN’s issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns NNN’s shares of stock under this requirement. Additionally, at least 100 persons must beneficially own NNN’s shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that NNN meets these tests, among other purposes, NNN’s charter restricts the acquisition and ownership of NNN’s shares of stock.

NNN’s charter, with certain exceptions, authorizes NNN’s Board of Directors to take such actions as are necessary and desirable to preserve NNN’s qualification as a REIT while NNN so qualifies. Unless exempted by the Board of Directors, for so long as NNN qualifies as a REIT, NNN’s charter prohibits, among other limitations on ownership and transfer of shares of NNN’s stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of NNN’s outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of NNN’s shares of stock. The Board of Directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the Board of Directors may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of NNN’s qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the Board of Directors determines that it is no longer in NNN’s best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of NNN’s stockholders.

Risks Related to – Governmental Laws and Regulations

Costs of complying with changes in governmental laws and regulations may adversely affect NNN’s results of operations.

NNN cannot predict what laws or regulations will be enacted in the future, how future laws or regulations will be administered or interpreted, or how future laws or regulations will affect NNN, its Properties or its tenants, including, but not limited to environmental laws and regulations. Compliance with new laws or regulations, or stricter interpretation of existing laws, may require NNN, its tenants, or consumers to incur significant expenditures, impose significant liability, restrict or prohibit business activities and could cause a material adverse effect on NNN’s results of operation.

Non-compliance with Title III of the Americans with Disabilities Act of 1990 could have an adverse effect on NNN's business and operating results.

The Properties, as commercial facilities, are required to comply with the ADA. NNN's tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of February 2, 2022, NNN had not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.

General Risks

NNN's loss of key management personnel could adversely affect performance and the value of its securities.

NNN is dependent on the efforts of its key management. Competition for senior management personnel can be intense and NNN may not be able to retain its key management. Although NNN believes qualified replacements could be found for any departures of key management, the loss of their services could adversely affect NNN's performance and the value of its securities.

NNN’s failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and the market value of NNN's securities.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting. If NNN fails to maintain the adequacy of its internal control over financial reporting, as such standards may be modified, supplemented or amended from time to time, NNN may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal control over financial reporting, particularly those related to revenue recognition, are necessary for NNN to produce reliable financial reports and to maintain its qualification as a REIT and are important in helping to prevent financial fraud. If NNN cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, REIT qualification could be jeopardized, investors could lose confidence in the Company’s reported financial information, the company's access to capital could be impaired, and the trading price of NNN’s shares could drop significantly.

Acts of violence, terrorist attacks or war may affect NNN's properties, the markets in which NNN operates and NNN’s results of operations.

Terrorist attacks or other domestic acts of violence may negatively affect NNN’s operations. There can be no assurance that there will not be attacks against businesses within the United States. These attacks may directly or indirectly impact NNN’s physical facilities or the businesses or the financial condition of its tenants, developers, borrowers, lenders or financial institutions with which NNN has a relationship. The United States is engaged in armed conflict, which could have an impact on these parties. The consequences of armed conflict are unpredictable, and NNN may not be able to foresee events that could have an adverse effect on its business or be insured for such.

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

As with other publicly traded securities, the market price of NNN’s equity and debt securities depends on various factors, which may change from time-to-time and/or may be unrelated to NNN’s financial condition, operating performance or prospects that may cause significant fluctuations or volatility in such prices. These factors, among others, include:

•
general economic and financial market conditions,
•
level and trend of interest rates,
•
changes in government fiscal, monetary, regulatory, or taxation policies,
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

The phase-out of LIBOR could affect interest rates under NNN’s variable rate Credit Facility.

LIBOR is used as a reference rate for NNN’s revolving Credit Facility. On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Additionally, as of December 31, 2021, banks are expected to no longer issue any new LIBOR debt.

NNN anticipates that LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, NNN’s interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

While NNN expects LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. If LIBOR ceases to exist, NNN will need to agree upon a benchmark replacement index with the bank, and as such the interest rate on its Credit Facility may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out.

Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.

The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.

Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for NNN. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact NNN's cash flow.

Even if NNN remains qualified as a REIT, NNN faces other tax liabilities that reduce operating results and cash flow.

Even if NNN remains qualified for taxation as a REIT, NNN is subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any increase of these taxes would decrease earnings and cash available for distribution to stockholders. In addition, in order to meet certain REIT qualification requirements, NNN may elect to own some of its assets in a TRS.

Adverse legislative or regulatory tax changes could reduce NNN’s earnings and cash flow and the market value of NNN’s securities.

At any time, the federal and state income tax laws or the administrative interpretations of those laws may change. Any such changes may have current and retroactive effects, and could adversely affect NNN or its stockholders. Legislation could cause shares in non-REIT entities to be a more attractive investment to individual investors than shares in REITs, and could have an adverse effect on the value of NNN’s securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Please refer to Item 1. “Business.”

Item 3. Legal Proceedings

In the ordinary course of its business, NNN is a party to various legal actions that management believes are routine in nature and incidental to the operation of the business of NNN. Management does not believe that any of these proceedings are material.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

The common stock of NNN currently is traded on the NYSE under the symbol “NNN.”

Performance Graphs.

Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“FNER”) and the S&P 500 Index (“S&P”) for the five-year period commencing December 31, 2016 and ending December 31, 2021. The graph assumes an investment of $100 on December 31, 2016.

Comparison to Five-Year Cumulative Total Return

Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“FNER”) and the S&P 500 Index (“S&P”) for the fifteen-year period commencing December 31, 2006 and ending December 31, 2021. The graph assumes an investment of $100 on December 31, 2006.

Comparison to Fifteen-Year Cumulative Total Return

Dividends.

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

In January 2022, NNN declared dividends payable to its stockholders of $92,751,000, or $0.530 per share, of common stock.

Holders.

On January 28, 2022, there were 1,566 registered holders of record of NNN's common stock. Many of NNN's shares of common stock are held by brokers and institutions on behalf of stockholders, NNN is unable to estimate the total number of stockholders represented by these record holders.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Sale of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this annual report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Commission on February 11, 2021.

The term "NNN" or the "Company" refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain subsidiaries as taxable real estate investment trust subsidiaries, ("TRS").

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. NNN makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risks may cause NNN’s actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see “Item 1A. Risk Factors.”

Overview

NNN, a Maryland corporation, is a fully integrated real estate investment trust ("REIT") formed in 1984. NNN's assets are primarily real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties," or "Property Portfolio," or individually a "Property").

NNN owned 3,223 Properties with an aggregate gross leasable area of approximately 32,753,000 square feet, located in 48 states, with a weighted average remaining lease term of 10.6 years as of December 31, 2021. Approximately 99 percent of the Properties were leased as of December 31, 2021.

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

NNN continues to maintain its diversification by tenant, geography and tenant’s line of trade. NNN’s largest lines of trade concentrations are the convenience store (17.9%), automotive service (12.3%) and restaurant (19.2%) (including full and limited service) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

As of December 31, 2021, 2020 and 2019, the Property Portfolio remained at least 98 percent leased and had a weighted average remaining lease term of approximately 11 years. High occupancy levels coupled with a net lease structure, provides enhanced probability of maintaining operating earnings.

Impact of COVID-19 on NNN’s Business

Overview. Since March 2020, the evolution of the pandemic and worldwide spread of COVID-19 has continued to pose significant risk and uncertainty to the potential adverse effects to the economy and financial markets. Several countries, including the United States, took steps to restrict travel, temporarily close businesses and issue quarantine orders.

As a result, the COVID-19 pandemic and the government reaction to it negatively affected almost every industry directly or indirectly. A number of NNN’s tenants experienced temporary closures of their operations and/or requested adjustments to their lease terms during this pandemic. As a result, these economic hardships have increased uncertainty with respect to the collectability of lease payments and have had a negative effect on NNN's financial results, including increased accounts receivables and related allowances and recognizing revenue on a cash basis from certain of its tenants.

During the years ended December 31, 2021 and 2020, NNN and certain of NNN's tenants were impacted by the COVID-19 pandemic which has resulted in the continued loss of revenue for certain tenants and challenged their ability to pay rent.

As of December 31, 2021, NNN has entered into rent deferral lease amendments with certain tenants, for an aggregate $4,758,000 and $52,019,000 of rent originally due for the year ending December 31, 2021 and 2020, respectively. The rent deferral lease amendments required the deferred rents to be repaid at a later time during the lease term. Approximately $31,776,000 and $3,259,000 of the deferred rent was repaid in 2021 and 2020, respectively. Deferred rents of $14,526,000 are due to be repaid during the year ending December 31, 2022, with the substantially all remaining deferred rent coming due periodically by December 31, 2023.

The following table outlines the rent deferred and corresponding scheduled repayment of the rent deferral lease amendments executed as of December 31, 2021 (dollars in thousands):

	Deferred				Scheduled Repayment
	Accrual Basis	Cash Basis	Total	% of Total	Accrual Basis	Cash Basis	Total	% of Total	Cumulative Total
2020	$33,594	$18,425	$52,019	91.7%	$3,239	$20	$3,259	5.7%	5.7%
2021	990	3,768	4,758	8.3%	25,935	5,841	31,776	56.0%	61.7%
2022	—	—	—	—	5,391	9,135	14,526	25.6%	87.3%
2023	—	—	—	—	19	3,334	3,353	5.9%	93.2%
2024	—	—	—	—	—	1,932	1,932	3.4%	96.6%
2025	—	—	—	—	—	1,931	1,931	3.4%	100.0%
	$34,584	$22,193	$56,777		$34,584	$22,193	$56,777

The following table details the rental revenue for the quarter ended December 31, 2021 (collected as of January 31, 2022), as a percentage of annualized base rent, excluding the repayments of amounts previously deferred according to the rent deferral lease amendments:

	Lines of Trade	% of Total Annual Base Rent(1)	% of Rent Collected
1.	Convenience stores	17.9%	100.0%
2.	Automotive service	12.3%	99.5%
3.	Restaurants – full service	9.8%	97.3%
4.	Restaurants – limited service	9.4%	99.6%
5.	Family entertainment centers	5.9%	99.9%
6.	Health and fitness	5.2%	98.9%
7.	Theaters	4.5%	99.9%
8.	Recreational vehicle dealers, parts and accessories	3.9%	99.9%
9.	Equipment rental	3.2%	100.0%
10.	Automotive parts	3.0%	99.7%
11.	Wholesale clubs	2.5%	100.0%
12.	Home improvement	2.5%	100.0%
13.	Medical service providers	2.0%	98.4%
14.	Furniture	1.7%	100.0%
15.	General merchandise	1.7%	100.0%
16.	Consumer electronics	1.5%	100.0%
17.	Home furnishings	1.5%	100.0%
18.	Travel plazas	1.5%	98.9%
19.	Automobile auctions, wholesale	1.3%	99.9%
20.	Drug stores	1.3%	100.0%
	Other	7.4%	98.4%
	Total	100.0%	99.4%
(1)
Based on annualized base rent for all leases in place as of December 31, 2021.

As of January 31, 2022, NNN has collected 99.4% and 98.8% of the rental revenue for the quarter and year ended December 31, 2021, respectively, as a percentage of annualized base rent, excluding the repayments of amounts previously deferred according to the rent deferral lease amendments.

Historical rent collections and rent relief requests may not be indicative of rent collections and requests in the future. Depending on macroeconomic conditions and their impact on a tenant's business and operations, deferred rents may be difficult to collect.

While as of December 31, 2021, NNN's rent collections have returned to pre-pandemic levels, the extent to which COVID-19 impacts NNN's operations and those of NNN's tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others.

A prolonged continuation of or repeated temporary business closures, reduced capacity at businesses or other social-distancing practices, and quarantine orders may adversely impact NNN's tenants’ ability to generate sufficient revenues to meet financial obligations, and could force tenants to default on their leases, or result in the bankruptcy of tenants, which would diminish the rental revenue NNN receives under its leases. Additionally, an increase in the number of vacant properties would increase NNN’s real estate expenses, including expenses associated with ongoing maintenance and repairs, utilities, property taxes and property and liability insurance.

NNN will continue to monitor the impact of the economic downturn on retailers, retail real estate, capital markets and investment returns, among other things, when considering new property investments. As of December 31, 2021, NNN had $171,322,000 of cash and cash equivalents and $1,100,000,000 available for borrowings under its unsecured revolving credit facility (the "Credit Facility"). While the impacts of COVID-19 continue to unfold, NNN currently expects these combined resources, in addition to the cash provided by NNN's operations to be sufficient to meet NNN's demand for funds.

Business Continuity. As a result of the COVID-19 pandemic, NNN provided the flexibility for its associates to work remotely without any adverse impact on its ability to continue to operate its business nor any material adverse impact on NNN's financial reporting systems, internal controls over financial reporting or disclosure controls and procedures.

The rapid development and fluidity of the economic downturn precludes any prediction as to the ultimate adverse impact on the economy, retailing and NNN and will ultimately depend on future developments, none of which can be predicted with any certainty. Nevertheless, the COVID-19 related economic disruption presents uncertainty and risk with respect to NNN’s performance, business or financial condition, results of operations and cash flows. See Item "1A. Risk Factors."

Critical Accounting Estimates

The preparation of NNN’s consolidated financial statements in conformance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on NNN’s financial statements. A summary of NNN’s accounting policies and procedures are included in Note 1 of NNN’s consolidated financial statements. Management believes the following critical accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of NNN’s consolidated financial statements.

Real Estate Portfolio. NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy.

Purchase Accounting for Acquisition of Real Estate. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") guidance on business combinations, consideration for the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements and, if applicable, to identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and value of in-place leases, as applicable, based on their respective fair values.

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

Lease Accounting. NNN records its leases on the Property Portfolio in accordance with FASB Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," ("ASC 842").

NNN's real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance, repairs and capital expenditures.

NNN’s Property Portfolio primarily consists of leases accounted for using the operating method. Under the operating method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to

COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. NNN elected to make this policy election for COVID-19 lease concessions, including the rent deferral lease amendments effective during the years ended December 31, 2021 and 2020.

Collectability. In accordance with ASC 842, NNN reviews the collectability of its lease payments on an ongoing basis. NNN considers collectability indicators when analyzing accounts receivable (and accrued rent) and historical bad debt levels, tenant credit-worthiness and current economic trends, all of which assists in evaluating the probability of outstanding and future lease payment collections. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims.

At the point NNN deems the collection of lease payments not probable, previously recognized and uncollected rental revenue and any related accrued rent are reversed as a reduction to rental income and, subsequently, any lease revenue is only recognized when cash receipts are received. As a result of the review of lease payments collectability, NNN recorded a write-off of $21,792,000 of outstanding receivables and related accrued rent during the year ended December 31, 2020, and reclassified certain tenants as cash basis for accounting purposes. During the year ended December 31, 2021, no outstanding receivables and related accrued rent were written off and no tenants were reclassified as cash basis for accounting purposes.

NNN includes an allowance for doubtful accounts in rental income on the Consolidated Statements of Income and Comprehensive Income.

As of December 31, 2021, approximately six percent of total Properties, and approximately seven percent of aggregate gross leasable area held in the Property Portfolio, were leased to 11 tenants that NNN has determined to recognize revenue on a cash basis. During the years ended December 31, 2021 and 2020, NNN recognized $52,129,000 and $4,722,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting. NNN had no tenants classified as cash basis for accounting purposes for the year ended December 31, 2019.

Real Estate – Held For Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less costs to sell.

Impairment – Real Estate. NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These indicators include, but are not limited to: changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, properties reclassified as held for sale, persistent vacancies greater than one year, and properties leased to tenants in bankruptcy. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term. NNN generally intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to the COVID-19 pandemic alone was determined not to be an indicator of impairment.

Revenue Recognition. Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant. Rental revenues for non-development real estate assets are recognized when earned in accordance with ASC 842, based on the terms of the lease of the leased asset. Lease termination fees are recognized when collected subsequent to the related lease that is cancelled and NNN no longer has continuing involvement with the former tenant with respect to that property.

The core principle of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)", is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of ASC 842. NNN determined the key revenue stream impacted by ASU 2014-09 is gain on disposition of real estate reported on the Consolidated Statements of Income and Comprehensive Income. In accordance with ASU 2014-09, NNN evaluates any separate contracts or performance obligations to determine proper timing and/or amount of revenue recognition, as well as, transaction price allocation.

New Accounting Pronouncements. Refer to Note 1 of the December 31, 2021, Consolidated Financial Statements for a summary and the anticipated impact of each accounting pronouncement on NNN's financial position or results of operations.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio as of December 31:

	2021	2020	2019
Properties Owned:
Number	3,223	3,143	3,118
Total gross leasable area (square feet)	32,753,000	32,461,000	32,460,000
Properties:
Leased and unimproved land	3,191	3,096	3,086
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	10.6	10.7	11.2
Total gross leasable area (square feet) – leased	32,395,000	31,631,000	31,818,000

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2021:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2022	2.8%	75	739,000	2028	4.7%	157	1,245,000
2023	2.6%	113	1,402,000	2029	2.8%	71	987,000
2024	3.3%	93	1,455,000	2030	3.7%	106	1,194,000
2025	5.9%	192	2,013,000	2031	8.3%	190	2,781,000
2026	5.5%	217	2,139,000	Thereafter	51.9%	1,751	15,065,000
2027	8.5%	224	3,375,000

(1)
Based on the annualized base rent for all leases in place as of December 31, 2021.
(2)
Approximate square feet.

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent(1)
	Lines of Trade	2021	2020	2019
1.	Convenience stores	17.9%	18.2%	18.2%
2.	Automotive service	12.3%	10.3%	9.6%
3.	Restaurants – full service	9.8%	10.5%	11.1%
4.	Restaurants – limited service	9.4%	9.7%	8.8%
5.	Family entertainment centers	5.9%	5.9%	6.7%
6.	Health and fitness	5.2%	5.3%	5.2%
7.	Theaters	4.5%	4.4%	4.7%
8.	Recreational vehicle dealers, parts and accessories	3.9%	3.5%	3.4%
9.	Equipment rental	3.2%	2.6%	2.6%
10.	Automotive parts	3.0%	3.1%	3.1%
11.	Wholesale clubs	2.5%	2.6%	2.5%
12.	Home improvement	2.5%	2.6%	2.6%
13.	Medical service providers	2.0%	2.2%	2.1%
14.	Furniture	1.7%	1.7%	1.6%
15.	General merchandise	1.7%	1.7%	1.8%
16.	Consumer electronics	1.5%	1.5%	1.5%
17.	Home furnishings	1.5%	1.6%	1.7%
18.	Travel plazas	1.5%	1.5%	1.6%
19.	Automobile auctions, wholesale	1.3%	1.1%	1.0%
20.	Drug stores	1.3%	1.5%	1.6%
	Other	7.4%	8.5%	8.6%
		100.0%	100.0%	100.0%
(1)
Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2021:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	502	16.9%
2.	Florida	229	8.6%
3.	Ohio	192	5.5%
4.	Illinois	163	5.5%
5.	North Carolina	163	4.7%
6.	Georgia	153	4.6%
7.	Indiana	149	4.0%
8.	Tennessee	150	3.8%
9.	Virginia	116	3.4%
10.	California	65	3.3%
	Other	1,341	39.7%
		3,223	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2021.

Property Acquisitions. The following table summarizes the Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2021	2020	2019
Acquisitions:
Number of Properties	156	63	210
Gross leasable area (square feet)(1)	1,341,000	449,000	3,164,000
Initial cash yield	6.5%	6.5%	6.9%
Total dollars invested(2)	$555,415	$179,967	$752,497
(1)
Includes additional square footage from completed construction on existing Properties.
(2)
Includes dollars invested in projects under construction or tenant improvements for each respective year.

NNN typically funds Property acquisitions either through borrowings under the Credit Facility or by issuing its debt or equity securities in the capital markets.

Property Dispositions. The following table summarizes the Properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2021	2020	2019
Number of properties	74	38	59
Gross leasable area (square feet)	1,015,000	425,000	1,113,000
Net sales proceeds	$122,018	$54,488	$126,194
Net gain on disposition of real estate	$23,094	$16,238	$32,463
Cap rate	7.4%	6.1%	5.9%

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenue

General. NNN’s total revenues increased for the year ended December 31, 2021, as compared to the same period ended in 2020. The increase is primarily due to a decrease in receivables reserves, scheduled rent increases based on increases in the Consumer Price Index ("CPI") and to the income generated from newly acquired Properties. NNN's total revenues decreased for the year ended December 31, 2020, as compared to the same period ended in 2019. The decrease is primarily due to the write-off of receivables and lower rent collection from certain tenants due to the impact of the COVID-19 pandemic. (See "Results of Operations - Property Analysis - Property Acquisitions").

The following summarizes NNN's revenues for each of the years ended December 31 (dollars in thousands):

	2021	2020	2019	2021 Versus 2020 Percent	2020 Versus 2019 Percent
Rental Revenues(1)	$705,194	$640,754	$652,220	10.1%	(1.8)%
Real estate expense reimbursement from tenants	18,665	18,039	16,789	3.5%	7.4%
Rental income	723,859	658,793	669,009	9.9%	(1.5)%
Interest and other income from real estate transactions	2,548	1,888	1,478	35.0%	27.7%
Total revenues	$726,407	$660,681	$670,487	9.9%	(1.5)%
(1)
Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").

Comparison of Revenues – 2021 versus 2020

Rental Income. Rental income increased for the year ended December 31, 2021, as compared to the same period in 2020. The increase is primarily due to a change in receivables reserves, scheduled rent increases based on increases in the CPI and Property acquisitions:

(i)
a partial year of Rental Revenue from 156 Properties with aggregate gross leasable area of approximately 1,341,000 square feet acquired in 2021, and

(ii)
a full year of Rental Revenue from 63 Properties with aggregate gross leasable area of approximately 449,000 square feet acquired in 2020.

Comparison of Revenues – 2020 versus 2019

Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of NNN's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Commission on February 11, 2021, for a detailed comparison of revenues for the years ended December 31, 2020 versus December 31, 2019.

Analysis of Expenses

General. Operating expenses decreased primarily due to a decrease in impairment losses recognized on real estate during the year ended December 31, 2021, as compared to the same period in 2020. The decrease in impairment losses was partially offset by an increase in depreciation and amortization as a result of the continued growth of NNN's Property Portfolio as well as an increase in general and administrative expenses. The following summarizes NNN’s expenses for the year ended December 31 (dollars in thousands):

	2021	2020	2019	2021 Versus 2020 Percent	2020 Versus 2019 Percent
General and administrative	$44,640	$38,161	$37,651	17.0%	1.4%
Real estate	28,385	28,362	27,656	0.1%	2.6%
Depreciation and amortization	205,220	196,623	188,871	4.4%	4.1%
Leasing transaction costs	203	76	261	167.1%	(70.9)%
Impairment losses – real estate, net of recoveries	21,957	37,442	31,992	(41.4)%	17.0%
Executive retirement costs	—	1,766	—	(100.0)%	N/C
Total operating expenses	$300,405	$302,430	$286,431	(0.7)%	5.6%

Interest and other income	$(216)	$(417)	$(3,112)	(48.2)%	(86.6)%
Interest expense	137,874	129,431	120,023	6.5%	7.8%
Loss on early extinguishment of debt	21,328	16,679	—	27.9%	N/C
Total other expenses	$158,986	$145,693	$116,911	9.1%	24.6%

As a percentage of total revenues:
General and administrative	6.1%	5.8%	5.6%
Real estate	3.9%	4.3%	4.1%

Comparison of Expenses – 2021 versus 2020

General and Administrative Expenses. General and administrative expenses increased in amount and as a percentage of total revenues for the year ended December 31, 2021, as compared to the same period in 2020. The increase in general and administrative expenses for the year ended December 31, 2021, is primarily attributable to an increase in incentive compensation costs.

Impairment Losses – Real Estate, Net of Recoveries. NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These indicators include, but are not limited to: changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, properties reclassified as held for sale, persistent vacancies greater than one year, and properties leased to tenants in bankruptcy. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term. NNN generally intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to the COVID-19 pandemic alone was determined not to be an indicator of impairment.

As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	2021	2020	2019
Total real estate impairments, net of recoveries	$21,957	$37,442	$31,992

Number of Properties:
Vacant	30	14	27
Occupied	12	17	12

For the years ended December 31, 2021, 2020, and 2019, real estate impairments, net of recoveries, was less than one percent of NNN's total assets for the respective periods as reported on the Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to retail tenants under long-term net leases, the inherent risks of owning commercial real estate, and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Executive Retirement Costs. For the year ended December 31, 2020, executive retirement costs relate primarily to the retirement of NNN's former Chief Investment Officer on December 31, 2020.

Interest Expense. Interest expense increased for the year ended December 31, 2021, compared to the same period in 2020. The increase is attributable to an increase in outstanding debt, including the following activity related to NNN's notes payable (dollars in thousands):

Transaction	Effective Date	Principal	Stated Interest Rate	Original Maturity Date
Issuance 2030 Notes	March 2020	$400,000	2.500%	April 2030
Issuance 2050 Notes	March 2020	300,000	3.100%	April 2050
Redemption 2022 Notes	March 2020	(325,000)	3.800%	October 2022
Issuance 2051 Notes	March 2021	450,000	3.500%	April 2051
Redemption 2023 Notes	March 2021	(350,000)	3.300%	April 2023
Issuance 2052 Notes	September 2021	450,000	3.000%	April 2052

In addition to the note payable transactions outlined above, interest expense was also impacted due to the Credit Facility having no weighted average outstanding balance at December 31, 2021 and a weighted average outstanding balance of $18,895,000 with a weighted average interest rate of 2.6% at December 31, 2020. In addition, interest expense for the years ended December 31, 2021 and 2020, includes $2,078,000 and $2,291,000, respectively, in connection with the early redemption of the 2023 Notes and 2022 Notes, respectively.

Loss on Early Extinguishment of Debt. As part of NNN's financing strategy, NNN may opt to redeem outstanding notes payable prior to the original maturity date. Upon an early redemption, notes are redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount, and (ii) accrued and unpaid interest. In March 2021, NNN redeemed the $350,000,000 3.300% notes payable that were due in April 2023 with a make-whole amount of $21,328,000. In March 2020, NNN redeemed the $325,000,000 3.800% notes payable that were due in October 2022 with a make-whole amount of $16,679,000. The make-whole amounts are included in loss on early extinguishment of debt on the Consolidated Statement of Income and Comprehensive Income.

Comparison of Expenses – 2020 versus 2019

Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of NNN's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Commission on February 11, 2021, for a detailed comparison of expenses for the years ended December 31, 2020 versus December 31, 2019.

Impact of Inflation

NNN’s leases typically contain provisions to mitigate the adverse impact of inflation on NNN’s results of operations. Tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the CPI, and/or, to a lesser extent, increases in the tenant’s sales volume. During times when inflation is greater than increases in rent, rent increases will not keep up with the rate of inflation.

Properties are leased to tenants under long-term, net leases which typically require the tenant to pay certain operating expenses for a Property, thus, NNN’s exposure to inflation is reduced with respect to these expenses. Inflation may have an adverse impact on NNN’s tenants and challenge their ability to meet lease obligations, including to pay rent.

Liquidity and Capital Resources

NNN’s demand for funds has been and will continue to be primarily for (i) payment of operating expenses and cash dividends; (ii) Property acquisitions and development; (iii) capital expenditures; (iv) payment of principal and interest on its outstanding debt; and (v) other investments.

Financing Strategy. NNN’s financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating strategy while servicing its debt requirements, maintaining its investment grade credit rating, staggering debt maturities and providing value to NNN’s stockholders. NNN’s capital resources have and will continue to include, if available (i) proceeds from the issuance of public or private equity or debt capital market transactions; (ii) secured or unsecured borrowings from banks or other lenders; (iii) proceeds from the sale of Properties; and (iv) to a lesser extent, by internally generated funds as well as undistributed funds from operations. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

NNN typically expects to fund its short-term liquidity requirements, including investments in additional Properties, with cash and cash equivalents, cash provided from operations and NNN’s Credit Facility. As of December 31, 2021, NNN had $171,322,000 of cash and cash equivalents and $1,100,000,000 was available for future borrowings under the Credit Facility. (See "Overview - Impact of COVID-19 on NNN's Business").

As of December 31, 2021, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 40 percent and the ratio of secured debt to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 30 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur additional debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of debt that NNN may incur. Additionally, NNN may change its financing strategy.

Cash and Cash Equivalents. NNN's cash and cash equivalents includes the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Consolidated Balance Sheets. NNN did not have restricted cash, including cash held in escrow as of December 31, 2021, 2020 and 2019. The table below summarizes NNN’s cash flows for each of the years ended December 31 (dollars in thousands):

	2021	2020	2019
Cash and cash equivalents:
Provided by operating activities	$568,425	$450,194	$501,727
Used in investing activities	(432,177)	(142,816)	(619,408)
Provided by (used in) financing activities	(232,162)	(41,254)	4,526
Increase (decrease)	(95,914)	266,124	(113,155)
Net cash at beginning of year	267,236	1,112	114,267
Net cash at end of year	$171,322	$267,236	$1,112
Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received primarily from Rental Revenues and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the years ended December 31, 2021, 2020 and 2019, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are primarily attributable to acquisitions and dispositions of Properties as discussed in "Results of Operations - Property Analysis." NNN typically uses cash on hand or proceeds from its Credit Facility to fund the acquisition of its Properties.

Financing Activities. NNN’s financing activities for the year ended December 31, 2021, included the following significant transactions:

(i) Issuance and redemption of notes payable resulted in the following:

•
$436,417,000 in net proceeds from the issuance in March of the 3.500% notes payable due in April 2051,
•
$350,000,000 payment in March for the early redemption of the 3.300% notes payable due in April 2023,
•
$21,328,000 payment in March of the make-whole amount from the early redemption of the 3.300% notes payable due in April 2023, and
•
$434,611,000 in net proceeds from the issuance in September of the 3.000% notes payable due in April 2052.

(ii) Issuance and redemption of equity securities resulted in the following:

•
$345,000,000 payment to redeem the 13,800,000 depository shares of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock"),
•
$1,009,000 from the issuance of 30,000 shares of common stock in connection with the at-the-market ("ATM") equity program, and
•
$2,744,000 from the issuance of 62,577 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”).

(iii) Dividends paid:

•
$367,291,000 to common stockholders, and
•
$14,999,000 to holders of the depositary shares of the Series F Preferred Stock.

Material Cash Requirements

NNN's material cash requirements include (i) long-term debt maturities; (ii) interest on long-term debt; (iii) to a lesser extent, Property construction and other Property related costs that may arise; and (iv) common stock dividends (although all future distributions will be declared and paid at the discretion of the Board of Directors).

The table presents material cash requirements related to NNN's long-term debt outstanding as of December 31, 2021 (dollars in thousands):

	Date of Obligation
	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt(1)	$3,810,611	$664	$9,947	$350,000	$400,000	$350,000	$2,700,000
Long-term debt – interest(2)	1,958,889	136,947	136,701	129,006	120,750	106,225	1,329,260
Total	$5,769,500	$137,611	$146,648	$479,006	$520,750	$456,225	$4,029,260
(1)
Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and note costs. See "Capital Structure - Mortgages Payable" and "Capital Structure - Notes Payable".
(2)
Interest calculation on mortgage and notes payable based on stated rate of the principal amount. See "Capital Structure - Mortgages Payable" and "Capital Structure - Notes Payable".

Property Construction. NNN has committed to fund construction of 13 Properties. The improvements of such Properties are estimated to be completed within 12 months. These construction commitments, at December 31, 2021, are outlined in the table below (dollars in thousands):

Total commitment(1)	$40,991
Less amount funded	16,256
Remaining commitment	$24,735
(1)
Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its Credit Facility, debt or equity financings and asset dispositions.

Properties. Generally, the Properties are leased under long-term triple net leases, which require the tenant to pay all property taxes and assessments, to maintain the interior and exterior of the Property, and to carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates the costs associated with these Properties, NNN's vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its Credit Facility or use other sources of capital in the event of significant capital expenditures or major repairs.

The lost revenues and increased property expenses resulting from vacant Properties or the inability to collect lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner.

As of December 31, 2021, NNN owned 32 vacant, un-leased Properties which accounted for less than one percent of total Properties held in the Property Portfolio.

Additionally, as of February 2, 2022, NNN had no tenants in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

NNN generally monitors the financial performance of its significant tenants on an ongoing basis.

A prolonged continuation of or repeated temporary business closures, reduced capacity at businesses or other social-distancing practices and quarantine orders as a result of COVID-19 may adversely impact NNN's tenants' ability to generate sufficient revenues to meet financial obligations, and could force tenants to default on their leases, or result in the bankruptcy of tenants, which would diminish the Rental Revenue NNN receives under its leases. NNN currently expects a short-term decrease in cash from operations as its tenants continue to be impacted by the COVID-19 pandemic and, while contractually obligated, some have not paid all rent amounts due. Additionally, an increase in the number of vacant properties would increase NNN's real estate expenses, including expenses associated with ongoing maintenance and repairs, utilities, property taxes, and property and liability insurance. The ongoing development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact on NNN (see "Overview - Impact of COVID-19 on NNN's Business").

Common Stock Dividends. One of NNN’s primary objectives is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends, while retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT.

The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (dollars in thousands, except per share data):

	2021	2020	2019
Dividends	$367,291	$356,409	$333,692
Per share	2.1000	2.0700	2.0300

The following table presents the characterizations for tax purposes of NNN's common stock dividends for the years ended December 31:

	2021		2020		2019
Ordinary dividends(1)	$1.615753	76.9406%	$1.659755	80.1814%	$1.762899	86.8423%
Nontaxable distributions	0.484247	23.0594%	0.410245	19.8186%	0.267101	13.1577%
	$2.100000	100.0000%	$2.070000	100.0000%	$2.030000	100.0000%
(1)
Eligible for the 20% qualified business income deduction under section 199A of the Code.

On January 14, 2022, NNN declared a dividend of $0.530 per share, payable February 15, 2022, to its common stockholders of record as of January 31, 2022.

Preferred Stock Distributions. Holders of NNN’s preferred stock issuances are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table presents the dividends declared and paid for NNN's preferred stock for the years ended December 31 (dollars in thousands, except per share data):

	Series F(1)			Series E(2)
	2021	2020	2019	2019
Dividends	$14,999	$17,940	$17,940	$13,201
Per share(3)	1.086944	1.3000	1.3000	1.147917

(1)	The Series F Preferred Stock was redeemed in October 2021. The dividends paid in 2021 include accumulated and unpaid dividends through, but not including, the redemption date.
(2)	The Series E preferred stock was redeemed in October 2019. The dividends paid in 2019 include accumulated and unpaid dividends through, but not including, the redemption date.
(3)	100% of preferred stock dividends were characterized as ordinary dividends for tax purposes, eligible for the 20% qualified business income deduction under section 199A of the Code.

In October 2021, NNN redeemed all outstanding depositary shares (13,800,000) representing interests in its Series F Preferred Stock. As of December 31, 2021, NNN had no outstanding shares of preferred stock.

Capital Structure

NNN has used, and expects to use in the future, various forms of debt and equity securities primarily to pay down or refinance its outstanding debt, to finance property acquisitions and to fund construction on its Properties.

The following is a summary of NNN’s total outstanding debt as of December 31 (dollars in thousands):

	2021	Percentage of Total	2020	Percentage of Total
Mortgages payable	$10,697	0.3%	$11,395	0.4%
Notes payable	3,735,769	99.7%	3,209,527	99.6%
Total outstanding debt	$3,746,466	100.0%	$3,220,922	100.0%

Line of Credit Payable. In June 2021, NNN amended and restated its credit agreement to increase the borrowing capacity under its Credit Facility from $900,000,000 to $1,100,000,000 and amended certain other terms under the former Credit Facility. The Credit Facility had no weighted average outstanding balance during the year ended December 31, 2021. The Credit Facility matures in June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility bears interest at the London Interbank Offered Rate ("LIBOR") plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiatives, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, NNN incurred loan costs of $7,489,000 which are included in debt costs on the Consolidated Balance Sheet. As of December 31, 2021, there was no outstanding balance and $1,100,000,000 was available for future borrowings under the Credit Facility.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2021, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the debt under the Credit Facility to be accelerated and may impair NNN’s access to the debt and equity markets and limit NNN’s ability to pay dividends to its common and preferred stockholders, each of which would likely have a material adverse impact on NNN’s financial condition and results of operations.

LIBOR is used as a reference rate for NNN’s revolving Credit Facility. On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Additionally, as of December 31, 2021, banks are expected to no longer issue any new LIBOR debt. NNN anticipates that LIBOR will continue to be available at least until June 30, 2023. For a discussion of the phase-out of LIBOR and its impact to NNN, see “Item 1A. Risk Factors – General Risks.”

Mortgages Payable. As of December 31, 2021 and 2020, NNN had mortgages payable, including unamortized premium and net of unamortized debt costs, of $10,697,000 and $11,395,000 respectively. The mortgages payable had an interest rate of 5.23% and matures July 2023. The loan is secured by a first lien on five of the Properties and the carrying value of the assets was $18,972,000 as of December 31, 2021.

Universal Shelf Registration Statement. In August 2020, NNN filed a shelf registration statement with the Commission which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.

Debt Securities - Notes Payable. Each of NNN’s outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2024	May 2014	$350,000	$707	$349,293	3.900%	3.924%	June 2024(4)
2025	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025(4)
2026	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026(4)
2027	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027
2028	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028
2030	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052
(1)
The proceeds from the note issuances were used to pay down outstanding debt of NNN’s Credit Facility, fund future property acquisitions and for general corporate purposes. Proceeds from the issuance of the 2028 Notes and the 2048 Notes were also used to redeem all of the $300,000 5.500% notes payable that were due 2021. Proceeds from the issuance of the 2030 Notes and the 2050 Notes were also used to redeem all of the $325,000 3.800% notes payable that were due in 2022. Proceeds from the issuance of the 2051 Notes were also used to redeem all of the $350,000 3.300% notes payable that were due in 2023. Proceeds from the issuance of the 2052 Notes were also used to redeem all of NNN's Series F Preferred Stock.
(2)
The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(3)
Includes the effects of the discount at issuance.
(4)
The aggregate principal balance of the unsecured note maturities for the next five years is $1,100,000.

NNN entered into forward starting swaps which were hedging the risk of changes in forecasted interest payments on the forecasted issuance of long-term debt. Upon the issuance of a series of unsecured notes, NNN terminated such derivatives as outlined in the following table (dollars in thousands):

Notes	Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated (1)	Fair Value Deferred In Other Comprehensive Income(2)
2024	May 2014	Three forward starting swaps	$225,000	$6,312	$6,312
2025	October 2015	Four forward starting swaps	300,000	13,369	13,369
2026	December 2016	Two forward starting swaps	180,000	(13,352)	(13,345)
2027	September 2017	Two forward starting swaps	250,000	7,690	7,688
2028	September 2018	Two forward starting swaps	250,000	(4,080)	(4,080)
2030	March 2020	Three forward starting swaps	200,000	13,141	13,141
2052	September 2021	Two forward starting swaps	120,000	1,584	1,584
(1)
The deferred liability (asset) is being amortized over the term of the respective notes using the effective interest method.
(2)
The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.

Each series of notes represents senior, unsecured obligations of NNN and is subordinated to all secured debt of NNN. The notes are redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus all accrued and unpaid interest thereon through the redemption date, and (ii) the make-whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.

In connection with the outstanding note offerings, NNN incurred debt issuance costs totaling $38,145,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.

As a part of NNN's financing strategy, NNN may opt to redeem outstanding notes payable prior to the original maturity date. Upon early redemption, notes are redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount, and (ii) accrued and unpaid interest. In March 2021, NNN redeemed the $350,000,000 3.300% notes payable that were due in April 2023 with a make-whole amount of $21,328,000. In March 2020, NNN redeemed the $325,000,000 3.800% notes payable that were due in October 2022 with a make-whole amount of $16,679,000. The make-whole amounts are included in loss on early extinguishment of debt on the Consolidated Statement of Income and Comprehensive Income.

In accordance with the terms of the indentures pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2021, NNN was in compliance with those covenants. NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2021.

Equity Securities

Preferred Stock. In October 2021, NNN redeemed all outstanding depositary shares (13,800,000) representing interests in its 5.200% Series F Preferred Stock. The Series F Preferred Stock was redeemed at $25.00 per depositary share, plus all accrued and unpaid dividends through, but not including, the redemption date, for an aggregate redemption price of $25.111944 per depositary share. The excess carrying amount of the Series F Preferred Stock redeemed over the cash paid to redeem the Series F Preferred Stock was $10,897,000, representing issuance costs which is reflected as a reduction to earnings attributable to common stockholders.

In October 2019, NNN redeemed all outstanding depositary shares (11,500,000) representing interests in its 5.700% Series E preferred stock. The Series E preferred stock was redeemed at $25.00 per depositary share, plus all accrued and unpaid dividends through, but not including, the redemption date, for an aggregate redemption price of $25.079167 per depositary share. The excess carrying amount of preferred stock redeemed over the cash paid to redeem the preferred stock was $9,856,000, representing issuance costs which is reflected as a reduction to earnings attributable to common stockholders.

As of December 31, 2021, NNN had no outstanding shares of preferred stock.

Common Stock. In September 2019, NNN filed a prospectus supplement to the prospectus contained in its February 2018 shelf registration statement and issued 7,000,000 shares of common stock at a price of $56.50 per share and received net proceeds of $379,410,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $16,090,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses. NNN used the net proceeds from this offering to redeem the Series E preferred stock, repay outstanding debt under the Credit Facility, to fund property acquisitions, and for general corporate purposes.

At-The-Market Offerings. Under NNN's shelf registration statement, NNN has established an ATM which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's active ATM programs for the three years ended December 31, 2021:

	2020 ATM	2018 ATM
Established date	August 2020	February 2018
Termination date	August 2023	August 2020
Total allowable shares	17,500,000	12,000,000
Total shares issued as of December 31, 2021	1,599,304	11,272,034

The following table outlines the common stock issuances pursuant to NNN's ATM equity programs for the years ended December 31 (dollars in thousands, except per share data):

	2021	2020	2019
Shares of common stock	30,000	3,119,153	2,344,022
Average price per share (net)	$33.65	$38.21	$53.71
Net proceeds	$1,009	$119,185	$125,905
Stock issuance costs(1)	$224	$2,130	$1,431
(1)
Stock issuance costs consist primarily of underwriters' and agent's fees and commissions, and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2021, NNN filed a shelf registration statement that was automatically effective with the Commission for its DRIP, which permits NNN to issue up to 6,000,000 shares of common stock. NNN's DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN's common stock. The following outlines the common stock issuances pursuant to the DRIP for the years ended December 31 (dollars in thousands):

	2021	2020	2019
Shares of common stock	62,577	138,507	362,918
Net proceeds	$2,744	$5,092	$19,442

Item7A. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate long-term debt which is used to finance NNN’s Property acquisitions and development activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of December 31, 2021, NNN had no outstanding derivatives.

NNN's variable rate Credit Facility:

•
as of December 31, 2021, had no weighted average outstanding balance for the year,
•
as of December 31, 2020, had a weighted average outstanding balance of $18,895,000 and a weighted average interest rate of 2.6%, and
•
had a zero outstanding balance at December 31, 2021 and 2020.

The information in the table below summarizes NNN’s market risks associated with its outstanding debt obligations. The table presents, by year of expected maturity, principal payments and related interest rates for debt obligations outstanding as of December 31, 2021. The table incorporates only those debt obligations that existed as of December 31, 2021, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would remain unchanged for the year ended December 31, 2021.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Principal Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Effective Interest Rate
2022	$664	5.23%	$—	—
2023	9,947	5.23%	—	—
2024	—	—	350,000	3.92%
2025	—	—	400,000	4.03%
2026	—	—	350,000	3.73%
Thereafter	—	—	2,700,000	3.57%	(3)
Total	$10,611	5.23%	$3,800,000	3.69%
Fair Value:
December 31, 2021	$10,611		$4,032,757
December 31, 2020	$11,241		$3,553,125

(1)
NNN's mortgages payable represent principal payments by year and exclude both unamortized premiums and debt costs.
(2)
Includes NNN’s notes payable, each exclude unamortized discounts and debt costs. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.
(3)
Weighted average effective interest rate for periods after 2026.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Retail Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited National Retail Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National Retail Properties, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item15(a) (collectively referred to as the “financial statements”) and our report dated February 9, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Orlando, Florida

February 9, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Retail Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Real Estate Acquisitions
Description of the Matter

As discussed in Note 1 of the consolidated financial statements, real estate asset acquisitions require allocation of consideration to the acquired tangible assets, consisting of land, building and tenant improvements and, if applicable, to identified intangible assets and liabilities, based on their respective fair values. For the year ended December 31, 2021, the Company completed $532 million of real estate acquisitions accounted for as asset acquisitions.

Auditing management’s measurement of fair values and allocation of consideration to the acquired tangible assets was complex and involved subjectivity. In particular, the fair value estimates are sensitive to significant assumptions, such as establishing a range of relevant market assumptions for land, building and rent, and estimating where within that range the acquired property falls. Establishing the market assumptions for land, building and rent include identifying the relevant properties in the established range most comparable to the acquired property. The position within the range is a judgmental assumption that relies upon ranking comparable properties’ attributes from most similar to least similar.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of real estate acquisitions process. For example, we tested controls over the review and selection of inputs and assumptions used in the valuation estimates and the review of the final allocation of value among the tangible assets acquired.

To test the estimated fair values of the Company’s acquired tangible assets, we performed audit procedures that included, among others, reading the purchase agreements, assessing management’s valuation techniques and testing the completeness and accuracy of the underlying data used by the Company in its analysis. For certain acquisitions, we involved our real estate valuation specialists to evaluate management’s concluded ranges of values by benchmarking against comparable properties. We also compared certain of management’s assumptions to current and comparable industry information for land, building, building improvements and market rents.

Impairment of Held and Used Real Estate Assets
Description of the Matter

At December 31, 2021, held and used real estate assets were $7,444 million. As discussed in Notes 1 and 2 of the consolidated financial statements, the Company assesses held and used real estate assets for impairment when certain events or changes in circumstances indicate the carrying amount of the asset may not be recoverable through operations. When assessing for impairment, the Company first performs a recoverability test by comparing the undiscounted future cash flows of the real estate asset to the net carrying value. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of the asset, the Company determines the fair value of the real estate asset and recognizes an impairment loss if the carrying amount of the asset exceeds its fair value.

Auditing management’s evaluation of held and used real estate assets for impairment was complex and involved subjectivity due to the significant estimation required to determine the undiscounted future cash flows of held and used assets where impairment indicators were determined to be present and the fair value for those properties in which the net carrying value of the asset exceeds its undiscounted cash flows. In particular, future cash flow estimates were sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment of held and used real estate assets process. For example, we tested controls over management’s review of the market rent assumption.

To test the Company’s impairment assessment over held and used real estate assets, our audit procedures included, among others, assessing the methodologies used by management, testing the market rent assumption used to develop the estimates of future cash flows, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We evaluated the historical accuracy of the Company’s estimates by performing a historical look back on market rent assumptions. We involved our real estate valuation specialists to assist in evaluating certain assumptions used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Orlando, Florida

February 9, 2022

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

ASSETS	December 31, 2021	December 31, 2020
Real estate portfolio	$7,444,289	$7,212,655
Real estate held for sale	5,557	5,671
Cash and cash equivalents	171,322	267,236
Receivables, net of allowance of $782 and $835, respectively	3,154	4,338
Accrued rental income, net of allowance of $4,587 and $6,947, respectively	31,942	53,958
Debt costs, net of accumulated amortization of $19,377 and $17,294, respectively	7,443	1,917
Other assets	87,347	92,069
Total assets	$7,751,054	$7,637,844
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, including unamortized premium and net of unamortized debt costs	$10,697	$11,395
Notes payable, net of unamortized discount and unamortized debt costs	3,735,769	3,209,527
Accrued interest payable	23,923	19,401
Other liabilities	79,002	78,217
Total liabilities	3,849,391	3,318,540
Commitments and contingencies (Note 15)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares; 5.200% Series F, 138,000 shares issued and outstanding, at December 31, 2020, at stated liquidation value of $2,500 per share	$—	$345,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 175,635,792 and 175,232,971 shares issued and outstanding, respectively	1,757	1,753
Capital in excess of par value	4,662,714	4,633,771
Accumulated deficit	(747,853)	(644,779)
Accumulated other comprehensive income (loss)	(14,956)	(16,445)
Total stockholders’ equity of NNN	3,901,662	4,319,300
Noncontrolling interests	1	4
Total equity	3,901,663	4,319,304
Total liabilities and equity	$7,751,054	$7,637,844

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Rental income	$723,859	$658,793	$669,009
Interest and other income from real estate transactions	2,548	1,888	1,478
	726,407	660,681	670,487
Operating expenses:
General and administrative	44,640	38,161	37,651
Real estate	28,385	28,362	27,656
Depreciation and amortization	205,220	196,623	188,871
Leasing transaction costs	203	76	261
Impairment losses – real estate, net of recoveries	21,957	37,442	31,992
Executive retirement costs	—	1,766	—
	300,405	302,430	286,431
Gain on disposition of real estate	23,094	16,238	32,463
Earnings from operations	449,096	374,489	416,519
Other expenses (revenues):
Interest and other income	(216)	(417)	(3,112)
Interest expense	137,874	129,431	120,023
Loss on early extinguishment of debt	21,328	16,679	—
	158,986	145,693	116,911
Net earnings	290,110	228,796	299,608
Loss (earnings) attributable to noncontrolling interests	3	3	(428)
Net earnings attributable to NNN	$290,113	$228,799	$299,180

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME – CONTINUED

(dollars in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net earnings attributable to NNN	$290,113	$228,799	$299,180
Series E preferred stock dividends	—	—	(13,201)
Series F preferred stock dividends	(14,999)	(17,940)	(17,940)
Excess of redemption value over carrying value of preferred shares redeemed	(10,897)	—	(9,856)
Net earnings attributable to common stockholders	$264,217	$210,859	$258,183
Net earnings per share of common stock:
Basic	$1.51	$1.22	$1.56
Diluted	$1.51	$1.22	$1.56
Weighted average number of common shares outstanding:
Basic	174,710,921	172,109,713	164,688,498
Diluted	174,818,899	172,217,077	165,083,679
Other comprehensive income:
Net earnings attributable to NNN	$290,113	$228,799	$299,180
Amortization of interest rate hedges	3,073	2,300	1,307
Fair value of forward starting swaps	(1,584)	(7,617)	(5,524)
Valuation adjustments – available-for-sale securities	—	—	116
Realized gain – available-for-sale securities	—	—	(1,331)
Comprehensive income attributable to NNN	291,602	223,482	293,748
Comprehensive income (loss) attributable to non-controlling interests	(3)	(3)	428
Total comprehensive income	$291,599	$223,479	$294,176

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Years Ended December 31, 2021, 2020 and 2019

(dollars in thousands, except per share data)

	Series E Preferred Stock	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2018	$287,500	$345,000	$1,616	$3,950,055	$(424,225)	$(5,696)	$4,154,250	$355	$4,154,605
Net earnings	—	—	—	—	299,180	—	299,180	428	299,608
Dividends declared and paid:
$1.147917 per depositary share of Series E preferred stock	—	—	—	—	(13,201)	—	(13,201)	—	(13,201)
$1.3000 per depositary share of Series F preferred stock	—	—	—	—	(17,940)	—	(17,940)	—	(17,940)
$2.0300 per share of common stock	—	—	4	19,069	(333,692)	—	(314,619)	—	(314,619)
Redemption of 11,500,000 depositary shares of Series E preferred stock	(287,500)	—	—	9,856	(9,856)	—	(287,500)	—	(287,500)
Issuance of common stock:
28,287 shares – director compensation	—	—	—	1,294	—	—	1,294	—	1,294
6,986 shares – stock purchase plan	—	—	—	370	—	—	370	—	370
2,344,022 shares – ATM equity program	—	—	24	127,313	—	—	127,337	—	127,337
7,000,000 shares – equity offering	—	—	70	395,430	—	—	395,500	—	395,500
359,650 restricted shares – net of forfeitures	—	—	4	(4)	—	—	—	—	—
Stock issuance costs	—	—	—	(17,521)	—	—	(17,521)	—	(17,521)
Amortization of deferred compensation	—	—	—	9,452	—	—	9,452	—	9,452
Amortization of interest rate hedges	—	—	—	—	—	1,307	1,307	—	1,307
Fair value of forward starting swaps	—	—	—	—	—	(5,524)	(5,524)	—	(5,524)
Valuation adjustments – available-for- sale securities	—	—	—	—	—	116	116	—	116
Realized gain – available-for-sale securities	—	—	—	—	—	(1,331)	(1,331)	—	(1,331)
Other	—	—	—	—	505	—	505		505
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(776)	(776)
Balances at December 31, 2019	$—	$345,000	$1,718	$4,495,314	$(499,229)	$(11,128)	$4,331,675	$7	$4,331,682

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Years Ended December 31, 2021, 2020 and 2019

(dollars in thousands, except per share data)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2019	$345,000	$1,718	$4,495,314	$(499,229)	$(11,128)	$4,331,675	$7	$4,331,682
Net earnings	—	—	—	228,799	—	228,799	(3)	228,796
Dividends declared and paid:
$1.3000 per depositary share of Series F preferred stock	—	—	—	(17,940)	—	(17,940)	—	(17,940)
$2.0700 per share of common stock	—	1	4,864	(356,409)	—	(351,544)	—	(351,544)
Issuance of common stock:
35,351 shares – director compensation	—	—	1,132	—	—	1,132	—	1,132
8,079 shares – stock purchase plan	—	—	308	—	—	308	—	308
3,119,153 shares – ATM equity program	—	31	121,284	—	—	121,315	—	121,315
263,406 restricted shares – net of forfeitures	—	3	(3)	—	—	—	—	—
Stock issuance costs	—	—	(2,212)	—	—	(2,212)	—	(2,212)
Amortization of deferred compensation	—	—	13,084	—	—	13,084	—	13,084
Amortization of interest rate hedges	—	—	—	—	2,300	2,300	—	2,300
Fair value of forward starting swaps	—	—	—	—	(7,617)	(7,617)	—	(7,617)
Balances at December 31, 2020	$345,000	$1,753	$4,633,771	$(644,779)	$(16,445)	$4,319,300	$4	$4,319,304

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Years Ended December 31, 2021, 2020 and 2019

(dollars in thousands, except per share data)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2020	$345,000	$1,753	$4,633,771	$(644,779)	$(16,445)	$4,319,300	$4	$4,319,304
Net earnings	—	—	—	290,113	—	290,113	(3)	290,110
Dividends declared and paid:
$1.086944 per depositary share of Series F preferred stock	—	—	—	(14,999)	—	(14,999)	—	(14,999)
$2.1000 per share of common stock	—	—	2,499	(367,291)	—	(364,792)	—	(364,792)
Redemption of 13,800,000 depository shares of Series F Preferred Stock	(345,000)	—	10,897	(10,897)	—	(345,000)	—	(345,000)
Issuance of common stock:
30,539 shares – director compensation	—	—	1,145	—	—	1,145	—	1,145
7,062 shares – stock purchase plan	—	—	320	—	—	320	—	320
30,000 shares – ATM equity program	—	1	1,233	—	—	1,234	—	1,234
287,207 restricted shares – net of forfeitures	—	3	(3)	—	—	—	—	—
Stock issuance costs	—	—	(299)	—	—	(299)	—	(299)
Amortization of deferred compensation	—	—	13,151	—	—	13,151	—	13,151
Amortization of interest rate hedges	—	—	—	—	3,073	3,073	—	3,073
Fair value of forward starting swaps	—	—	—	—	(1,584)	(1,584)	—	(1,584)
Balances at December 31, 2021	$—	$1,757	$4,662,714	$(747,853)	$(14,956)	$3,901,662	$1	$3,901,663

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$290,110	$228,796	$299,608
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	205,220	196,623	188,871
Impairment losses – real estate, net of recoveries	21,957	37,442	31,992
Loss on early extinguishment of debt	21,328	16,679	—
Amortization of notes payable discount	2,130	3,036	1,739
Amortization of debt costs	5,186	5,009	3,731
Amortization of mortgages payable premium	(85)	(85)	(86)
Amortization of interest rate hedges	3,073	2,300	1,307
Settlement of forward starting swaps	(1,584)	(13,141)	—
Gain on disposition of real estate	(23,094)	(16,238)	(32,463)
Performance incentive plan expense	14,491	14,479	11,547
Performance incentive plan payment	(721)	(846)	(775)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease (increase) in receivables	1,184	(1,464)	923
Decrease (increase) in accrued rental income	21,137	(26,027)	(2,333)
Decrease (increase) in other assets	1,589	488	(96)
Increase (decrease) in accrued interest payable	4,522	1,151	(1,269)
Increase (decrease) in other liabilities	2,279	1,986	(1,379)
Other	(297)	6	410
Net cash provided by operating activities	568,425	450,194	501,727
Cash flows from investing activities:
Proceeds from the disposition of real estate	123,052	53,254	123,997
Additions to real estate accounted for using the operating method	(553,322)	(195,944)	(747,521)
Principal payments received on mortgages and notes receivable	486	374	3,100
Other	(2,393)	(500)	1,016
Net cash used in investing activities	(432,177)	(142,816)	(619,408)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Proceeds from line of credit payable	$—	$311,000	$829,200
Repayment of line of credit payable	—	(444,600)	(695,600)
Repayment of mortgages payable	(630)	(596)	(567)
Proceeds from notes payable	881,172	692,646	—
Repayment of notes payable	(350,000)	(325,000)	—
Payment for early extinguishment of debt	(21,328)	(16,679)	—
Payment of debt issuance costs	(17,814)	(7,941)	(157)
Proceeds from issuance of common stock	4,053	126,488	542,280
Stock issuance costs	(325)	(2,223)	(17,521)
Redemption of Series E preferred stock	—	—	(287,500)
Redemption of Series F preferred stock	(345,000)	—	—
Payment of Series E preferred stock dividends	—	—	(13,201)
Payment of Series F preferred stock dividends	(14,999)	(17,940)	(17,940)
Payment of common stock dividends	(367,291)	(356,409)	(333,692)
Noncontrolling interest distributions	—	—	(776)
Net cash provided by (used in) financing activities	(232,162)	(41,254)	4,526
Net increase (decrease) in cash, cash equivalents and restricted cash	(95,914)	266,124	(113,155)
Cash, cash equivalents and restricted cash at beginning of year(1)	267,236	1,112	114,267
Cash, cash equivalents and restricted cash at end of year(1)	$171,322	$267,236	$1,112
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$123,376	$119,408	$115,700
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$1,489	$(5,317)	$(5,432)
Right-of-use assets recorded in connection with lease liabilities	$—	$—	$8,224
Work in progress accrual balance	$7,695	$5,602	$21,579
Mortgage receivable issued in connection with a real estate disposition	$—	$3,000	$3,100
Change in lease classification (direct financing lease to operating lease)	$—	$—	$1,246

(1)
Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Consolidated Balance Sheets. NNN did not have restricted cash, including cash held in escrow as of December 31, 2021, 2020 and 2019.

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021, 2020 and 2019

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust ("REIT") formed in 1984. The term "NNN" or the "Company" refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain subsidiaries as taxable REIT subsidiaries, ("TRS").

NNN's assets primarily include real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property").

December 31, 2021
Property Portfolio:
Total properties	3,223
Gross leasable area (square feet)	32,753,000
States	48
Weighted average remaining lease term (years)	10.6

NNN's operations are reported within one operating segment in the consolidated financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties.

COVID-19 Pandemic – During the years ended December 31, 2021 and 2020, NNN and its tenants were impacted by the novel strain of coronavirus and its variants ("COVID-19") pandemic which has resulted in the loss of revenue for certain tenants and challenged their ability to pay rent. NNN has entered into rent deferral lease amendments with certain tenants (See Note 2).

Principles of Consolidation – NNN’s consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates, including transactions whereby NNN has been determined to be the primary beneficiary in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") guidance included in Consolidation. All significant intercompany account balances and transactions have been eliminated.

NNN consolidates certain joint venture development entities based upon either NNN being the primary beneficiary of the respective variable interest entity or NNN having a controlling interest over the respective entity. NNN records a noncontrolling interest for its non-NNN ownership of consolidated entities.

Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. For the years ended December 31, 2021, 2020 and 2019, NNN recorded $328,000, $1,388,000 and $1,099,000, respectively, in capitalized interest during development.

Purchase Accounting for Acquisition of Real Estate – In accordance with the FASB guidance on business combinations, consideration for the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements and, if applicable, to identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, as applicable, based on their respective fair values.

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

NNN completed $531,726,000 and $137,667,000 of real estate acquisitions during the year ended December 31, 2021 and 2020, respectively. Additionally, NNN invested $23,689,000 and $42,300,000 of work in progress - improvements during the year ended December 31, 2021 and 2020, respectively.

Lease Accounting – NNN records its leases on the Property Portfolio in accordance with FASB Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," ("ASC 842").

NNN's real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance, repairs and capital expenditures. The leases are accounted for using either the operating or the direct financing method. Such methods are described below:

Operating method – Properties with leases accounted for using the operating method are recorded at the cost of the real estate and depreciated on the straight-line method over their estimated remaining useful lives, which generally range from 20 to 40 years for buildings and improvements and 15 years for land improvements. Leasehold interests are amortized on the straight-line method over the terms of their respective leases. Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

Direct financing method – Properties with leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the Property). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on NNN’s net investment in the leases.

In July 2021, the FASB issued an update to ASC 842, ASU 2021-05, which affects lessors with lease contracts that (i) have variable lease payments that do not depend on a reference index or a rate and (ii) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. NNN has reviewed all existing leases and determined this update has not effect on the current portfolio, but will apply ASU 2021-05 prospectively to leases that commence or are modified in the future.

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. NNN elected to make this policy election for COVID-19 lease concessions, including the rent deferral lease amendments effective during the years ended December 31, 2021 and 2020.

Collectability – In accordance with ASC 842, NNN reviews the collectability of its lease payments on an ongoing basis. NNN considers collectability indicators when analyzing accounts receivable (and accrued rent) and historical bad debt levels, tenant credit-worthiness and current economic trends, all of which assists in evaluating the probability of outstanding and future lease payment collections. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims.

At the point NNN deems the collection of lease payments not probable, previously recognized and uncollected rental revenue and any related accrued rent are reversed as a reduction to rental income and, subsequently, any lease revenue is only recognized when cash receipts are received. As a result of the review of lease payments collectability, NNN recorded a write-off of $21,792,000 of outstanding receivables and related accrued rent during the year ended December 31, 2020, and reclassified certain tenants as cash basis for accounting purposes. During the year ended December 31, 2021, no outstanding receivables and related accrued rent were written off and no tenants were reclassified as cash basis for accounting purposes.

NNN includes an allowance for doubtful accounts in rental income on the Consolidated Statements of Income and Comprehensive Income.

As of December 31, 2021, approximately six percent of total Properties, and approximately seven percent of aggregate gross leasable area held in the Property Portfolio, were leased to 11 tenants that NNN has determined to recognize revenue on a cash basis. During the years ended December 31, 2021 and 2020, NNN recognized $52,129,000 and $4,722,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting. NNN had no tenants classified as cash basis for accounting purposes for the year ended December 31, 2019.

Right-Of-Use ("ROU") Assets and Operating Lease Liabilities – In accordance with ASC 842, NNN recorded ROU assets and operating lease liabilities as lessee under operating lease.

NNN is a lessee for three ground lease arrangements and for its headquarters office lease. NNN recognized a ROU asset (recorded in other assets on the Consolidated Balance Sheets) and an operating lease liability (recorded in other liabilities on the Consolidated Balance Sheets) for the present value of the minimum lease payments. ROU assets represent NNN’s right to use an underlying asset for the lease term and lease liabilities represent NNN’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. NNN’s lease term is based on the non-cancellable base term unless economic incentives make it reasonably certain that an option period to extend the lease will be exercised, in which event NNN includes the options.

NNN estimates an incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of the lease payments. NNN gives consideration to the Company's debt issuances, as well as, publicly available data for secured instruments with similar characteristics when calculating its incremental borrowing rates. On an annual basis, NNN will evaluate its lessee portfolio and determine if its incremental borrowing rate should be reassessed.

NNN's lease agreements do not contain any residual value guarantees.

Real Estate – Held For Sale – Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell.

Real Estate Dispositions – When real estate is disposed, the related cost, accumulated depreciation or amortization and any accrued rental income for operating leases and the net investment for direct financing leases are removed from the accounts, and gains and losses from the dispositions are reflected in income. Gains from the disposition of real estate are generally recognized using the full accrual method in accordance with the FASB guidance included in Real Estate Sales, provided that various criteria relating to the terms of the sale and any subsequent involvement by NNN with the real estate sold are met.

Impairment – Real Estate – NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These indicators include, but are not limited to, changes in real estate market condition, the ability of NNN to re-lease properties that are currently vacant or become vacant, properties reclassified as held for sale, persistent vacancies greater than one year, and properties leased to tenants in bankruptcy. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term. NNN generally intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone was determined not be an indicator of impairment.

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

NNN had mortgages receivable of $2,023,000 and $2,482,000 included in other assets on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively, net of $129,000 and $158,000 allowance for credit loss, respectively. NNN measures the allowance for credit loss based on the fair value of the collateral and the historical collectability trend analysis over 15 years.

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

Restricted Cash and Cash Held in Escrow – Restricted cash and cash held in escrow include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN.

Valuation of Trade Receivables – NNN estimates the collectability of its accounts receivable related to rents, expense reimbursements and other revenues. NNN analyzes accounts receivable and historical bad debt levels, tenant credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Debt Costs – Line of Credit Payable – Debt costs incurred in connection with NNN’s $1,100,000,000 unsecured revolving line of credit have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN has recorded debt costs associated with the credit facility as an asset, in debt costs on the Consolidated Balance Sheets.

Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 at December 31, 2021 and 2020, are included in mortgages payable on the Consolidated Balance Sheets net of accumulated amortization of $125,000 and $108,000, respectively.

Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s unsecured notes have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $38,145,000 and $31,140,000 at December 31, 2021 and 2020, respectively are included in notes payable on the Consolidated Balance Sheets net of accumulated amortization of $9,262,000 and $9,317,000, respectively.

Revenue Recognition – Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant. Rental revenues for non-development real estate assets are recognized when earned in accordance with ASC 842, based on the terms of the lease of the leased asset. Lease termination fees are recognized when collected subsequent to the related lease that is cancelled and NNN no longer has continuing involvement with the former tenant with respect to that property.

The core principle of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606), is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of ASC 842. NNN determined the key revenue stream impacted by ASU 2014-09 is gain on disposition of real estate reported on the Consolidated Statements of Income and Comprehensive Income. In accordance with ASU 2014-09, NNN evaluates any separate contracts or performance obligations to determine proper timing and/or amount of revenue recognition, as well as, transaction price allocation.

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

	2021	2020	2019
Basic and Diluted Earnings:
Net earnings attributable to NNN	$290,113	$228,799	$299,180
Less: Series E preferred stock dividends	—	—	(13,201)
Less: Series F preferred stock dividends	(14,999)	(17,940)	(17,940)
Less: Excess of redemption value over carrying value of preferred shares redeemed	(10,897)	—	(9,856)
Net earnings available to common stockholders	264,217	210,859	258,183
Less: Earnings allocated to unvested restricted shares	(689)	(698)	(601)
Net earnings used in basic and diluted earnings per share	$263,528	$210,161	$257,582

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	175,554,961	172,994,337	165,499,707
Less: Unvested restricted shares	(328,070)	(337,078)	(295,773)
Less: Unvested contingent restricted shares	(515,970)	(547,546)	(515,436)
Weighted average number of shares outstanding used in basic earnings per share	174,710,921	172,109,713	164,688,498
Other dilutive securities	107,978	107,364	395,181
Weighted average number of shares outstanding used in diluted earnings per share	174,818,899	172,217,077	165,083,679

Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2021, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

NNN may elect to treat certain subsidiaries as TRS pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of NNN which occur within its TRS entities are subject to federal and state income taxes. All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NNN’s former TRS. The deferred tax asset consists only of net operating loss carryforwards of $3,899,000 from the former TRS that begin to expire in 2028. Management believes it is unlikely that NNN will realize any of the benefits of these deductible differences and has taken a valuation allowance against them. The current year increase to the valuation allowance was $7,000. NNN currently has no TRS entities.

Income taxes are accounted for under the asset and liability method as required by the FASB guidance included in Income Taxes. Deferred tax assets and liabilities are recognized for the temporary differences based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the applicable period.

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

NNN has had no unrecognized tax benefits during any of the years presented. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses. The periods that remain open under federal statute are 2018 through 2021. NNN also files in many states and localities with varying open years under statute.

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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2021 and 2020 (dollars in thousands):

Gain or Loss on Cash Flow Hedges(1)
Beginning balance, December 31, 2019	$(11,128)

Other comprehensive income (loss)	(7,617)
Reclassifications from accumulated other comprehensive income to net earnings	2,300
Net current period other comprehensive income (loss)	(5,317)
Ending balance, December 31, 2020	(16,445)

Other comprehensive income (loss)	(1,584)
Reclassifications from accumulated other comprehensive income to net earnings	3,073
Net current period other comprehensive income (loss)	1,489
Ending balance, December 31, 2021	$(14,956)

(1)
Additional disclosure is included in Note 10 – Derivatives.
(2)
Reclassifications out of other comprehensive income (loss) are recorded in interest expense on the Consolidated
Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.

New Accounting Pronouncements – In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” ("ASU 2019-12"), effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of ASU 2019-12 did not have a significant impact on NNN's financial position or results of operations.

ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) contains practical expedients for reference rate reform-related activities, including the transition away from the London Interbank Offered Rate ("LIBOR"), that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. As of December 31, 2021, NNN previously elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. NNN continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

NNN had no derivative financial instruments outstanding as of December 31, 2021.

Use of Estimates – Additional critical accounting policies of NNN include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities are required to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant accounting policies include management’s estimates of the useful lives used in calculating depreciation expense relating to real estate asset purchase accounting for acquisition of real estate subject to a lease, the recoverability of the carrying value of long-lived assets and management's evaluation of the probability of outstanding and future lease payment collections. Actual results could differ from those estimates.

Reclassification – Certain items in the prior year's consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2021 presentation.

Note 2 – Real Estate:

Real Estate – Portfolio

Leases – At December 31, 2021, NNN's real estate portfolio has a weighted average remaining lease term of 10.6 years and consisted of 3,229 leases classified as operating leases and an additional six leases accounted for as direct financing leases.

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

Generally, NNN's leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions provided under the initial lease term, including rent increases. NNN’s lease term is based on the non-cancellable base term unless economic incentives make it reasonably certain that an option period to extend the lease will be exercised, in which event NNN includes the renewal options. Some of the leases also provide that in the event NNN wishes to sell the Property subject to that lease, NNN first must offer the lessee the right to purchase the Property on the same terms and conditions as any offer which NNN intends to accept for the sale of the Property.

As of December 31, 2021, NNN has entered into rent deferral lease amendments with certain tenants, for an aggregate $4,758,000 and $52,019,000 of rent originally due for the years ending December 31, 2021 and 2020, respectively. The rent deferral lease amendments require the deferred rents to be repaid at a later time during the lease term. Approximately $31,776,000 and $3,259,000 of the deferred rent was repaid in 2021 and 2020, respectively. Deferred rents of $14,526,000 are due to be repaid during the year ending December 31, 2022, with the remaining deferred rent coming due periodically by December 31, 2025.

Historical rent collections and rent relief requests may not be indicative of collections and requests in the future. Depending on macroeconomic conditions and their impact on tenant's business and operations, deferred rents may be difficult to collect.

Real Estate Portfolio – NNN's real estate consisted of the following at December 31 (dollars in thousands):

	2021	2020
Land and improvements (1)	$2,527,483	$2,489,243
Buildings and improvements	6,375,583	6,009,797
Leasehold interests	355	355
	8,903,421	8,499,395
Less accumulated depreciation and amortization	(1,470,062)	(1,317,407)
	7,433,359	7,181,988
Work in progress – improvements	7,277	26,673
Accounted for using the operating method	7,440,636	7,208,661
Accounted for using the direct financing method	3,653	3,994
	$7,444,289	$7,212,655

(1)
Includes $8,979 and $8,421 in land for Properties under construction as of December 31, 2021 and 2020, respectively.

NNN recognized the following revenues in rental income for the years ended December 31 (dollars in thousands):

	2021	2020	2019
Rental income from operating leases	$703,865	$639,265	$650,112
Earned income from direct financing leases	623	647	798
Percentage rent	706	842	1,310
Real estate expense reimbursement from tenants	18,665	18,039	16,789
	$723,859	$658,793	$669,009

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

For the years ended December 31, 2021, 2020 and 2019, NNN recognized ($21,588,000), $25,449,000 and $1,872,000, respectively, of accrued rental income, net of reserves. Included in accrued rental income is the impact of the rent deferral lease amendments NNN entered into as a result of the COVID-19 pandemic. During the years ended December 31, 2021 and 2020, NNN recorded ($24,945,000) and $30,473,000, respectively, of net accrued rental income related to such amendments.

Additionally, as a result of reclassifying certain tenants as cash basis for accounting purposes during the year ended December 31, 2020, NNN wrote-off approximately $16,367,000 of accrued rental income for the year ended December 31, 2020.

At December 31, 2021 and 2020, the balance of accrued rental income was $31,942,000 and $53,958,000, respectively, net of allowance of $4,587,000 and $6,947,000, respectively.

The following is a schedule of undiscounted cash flows to be received on noncancellable operating leases as of December 31, 2021 (dollars in thousands):

2022	$654,927
2023	632,473
2024	613,371
2025	586,751
2026	543,893
Thereafter	3,895,027
$6,926,442

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents undiscounted cash flows due during the current lease terms. In addition, this table does not include amounts for potential variable rent increases that are based on the CPI or future contingent rents which may be received on the leases based on a percentage of the tenant’s sales volume.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at December 31 (dollars in thousands):

	2021	2020
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,335	$15,474
Less: accumulated amortization	(10,821)	(10,271)
Above-market in-place leases, net	$4,514	$5,203

In-place leases	$122,069	$118,416
Less: accumulated amortization	(73,345)	(68,695)
In-place leases, net	$48,724	$49,721

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$41,705	$41,101
Less: accumulated amortization	(27,447)	(26,486)
Below-market in-place leases, net	$14,258	$14,615

The amounts amortized as a net increase to rental income for capitalized above-market and below-market leases for the years ended December 31, 2021, 2020 and 2019 were $710,000, $887,000 and $768,000, respectively. The value of in-place leases amortized to expense for the years ended December 31, 2021, 2020 and 2019 was $7,687,000, $8,304,000 and $7,900,000, respectively.

The following is a schedule of the amortization of acquired above-market and below-market in-place lease intangibles and the amortization of the in-place lease intangibles as of December 31, 2021 (dollars in thousands):

	Above-Market and Below- Market In-Place Lease Intangibles(1)	In-Place Lease Intangibles(2)
2022	$524	$7,021
2023	443	6,547
2024	440	5,859
2025	426	5,140
2026	435	4,553
Thereafter	7,476	19,604
	$9,744	$48,724

Weighted average amortization period (years)	17.7	9.7

(1)
Recorded as a net increase to rental income over the life of the lease.
(2)
Amortized as an increase to amortization expense.

Real Estate – Held For Sale

On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. As of December 31, 2021, NNN had two of its Properties categorized as held for sale. NNN's real estate held for sale at December 31, 2020, included five properties, all of which were sold in 2021. Real estate held for sale consisted of the following as of December 31 (dollars in thousands):

	2021	2020
Land and improvements	$6,440	$3,841
Building and improvements	4,313	4,971
	10,753	8,812
Less accumulated depreciation and amortization	(1,331)	(2,536)
Less impairment	(3,865)	(605)
	$5,557	$5,671

Real Estate – Dispositions

The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties for the years ended December 31 (dollars in thousands):

	2021		2020		2019
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	74	$23,094	38	$16,238	59	$32,463

Real Estate – Commitments

As of December 31, 2021, NNN has committed to fund construction of 13 Properties. The improvements of such Properties are estimated to be completed within 12 months. These construction commitments, at December 31, 2021, are outlined in the table below (dollars in thousands):

Total commitment(1)	$40,991
Less amount funded	16,256
Remaining commitment	$24,735

(1)
Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

Real Estate – Impairments

NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These indicators include, but are not limited to: changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, properties reclassified as held for sale, persistent vacancies greater than one year, and properties leased to tenants in bankruptcy. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, which provide for cash flows over this term. NNN generally intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to the COVID-19 pandemic alone was determined not to be an indicator of impairment.

As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	2021	2020	2019
Total real estate impairments, net of recoveries	$21,957	$37,442	$31,992

Number of Properties:
Vacant	30	14	27
Occupied	12	17	12

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

Note 3 – Line of Credit Payable:

In June 2021, NNN amended and restated its credit agreement to increase the borrowing capacity under its unsecured revolving credit facility from $900,000,000 to $1,100,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). The Credit Facility had no weighted average outstanding balance during the year ended December 31, 2021. The Credit Facility matures in June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility bears interest at LIBOR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, NNN incurred loan costs of $7,489,000 which are included in debt costs on the Consolidated Balance Sheet. As of December 31, 2021, there was no outstanding balance and $1,100,000,000 was available for future borrowings under the Credit Facility.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment and dividend limitations. At December 31, 2021, NNN was in compliance with those covenants.

Note 4 – Mortgages Payable:

The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

	Initial	Interest	Maturity	Carrying Value of Encumbered	Outstanding Principal Balance at December 31,
Entered	Balance	Rate	Date(2)	Asset(s)(3)	2021	2020
November 2014(1)	$15,151	5.23%	July 2023	$18,972	$10,719	$11,434

Debt costs					(147)	(147)
Accumulated amortization					125	108
Debt costs, net of accumulated amortization					(22)	(39)
Mortgages payable, including unamortized premium and net of unamortized debt costs					$10,697	$11,395

(1)
Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan. Initial balance and outstanding principal balance includes unamortized premium.
(2)
Monthly payments include interest and principal; the balance is due at maturity.
(3)
The loan is secured by a first mortgage lien on five of the Properties.

The following outlines of the scheduled principal payments, including premium amortization of NNN’s mortgages payable as of December 31, 2021 (dollars in thousands):

2022	$750
2023	9,969
$10,719

Note 5 – Notes Payable:

Each of NNN’s outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(1)	Net Price	Stated Rate	Effective Rate(2)	Maturity Date
2024(3)	May 2014	$350,000	$707	$349,293	3.900%	3.924%	June 2024(4)
2025(3)	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025(4)
2026(3)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026(4)
2027(3)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027
2028(3)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028
2030(3)	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052(3)	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052

(1)
The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(2)
Includes the effects of the discount at issuance.
(3)
NNN entered into forward starting swaps which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt. Upon the issuance of a series of unsecured notes, NNN terminated such derivatives, and the resulting fair value was deferred in other comprehensive income. The deferred liability (asset) is being amortized over the term of the respective notes using the effective interest method. Additional disclosure is included in Note 10 – Derivatives.
(4)
The aggregate principal balance of the unsecured note maturities for the next five years is $1,100,000.

Each series of the notes represents senior, unsecured obligations of NNN and is subordinated to all secured debt of NNN. Each of the notes is redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus all accrued and unpaid interest thereon through the redemption date and (ii) the make-whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.

In connection with the outstanding debt offerings, NNN incurred debt issuance costs totaling $38,145,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and presented as a reduction to notes payable and are being amortized over the term of the respective notes using the effective interest method.

In March 2021, NNN redeemed the $350,000,000 3.300% notes payable that were due in April 2023. The notes were redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount of $21,328,000, and (ii) all accrued and unpaid interest.

In accordance with the terms of the indentures, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2021, NNN was in compliance with those covenants.

Note 6 – Preferred Stock:

In October 2021, NNN redeemed all outstanding depositary shares (13,800,000) representing interests in its 5.200% Series F preferred stock. The Series F preferred stock was redeemed at $25.00 per depositary share, plus all accrued and unpaid dividends through, but not including, the redemption date, for an aggregate redemption price of $25.111944 per depositary share. The excess carrying amount of the Series F preferred stock redeemed over the cash paid to redeem the Series F preferred stock was $10,897,000, representing issuance costs which is reflected as a reduction to earnings attributable to common stockholders.

Note 7 – Common Stock:

Universal Shelf Registration Statement. In August 2020, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.

Common Stock. In September 2019, NNN filed a prospectus supplement to the prospectus contained in its February 2018 shelf registration statement and issued 7,000,000 shares of common stock at a price of $56.50 per share and received net proceeds of $379,410,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $16,090,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses.

At-The-Market Offerings. Under NNN's shelf registration statement, NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's active ATM programs for the three years ended December 31, 2021:

	2020 ATM	2018 ATM
Established date	August 2020	February 2018
Termination date	August 2023	August 2020
Total allowable shares	17,500,000	12,000,000
Total shares issued as of December 31, 2021	1,599,304	11,272,034

The following table outlines the common stock issuances pursuant to NNN's ATM equity programs for the years ended December 31 (dollars in thousands, except per share data):

	2021	2020	2019
Shares of common stock	30,000	3,119,153	2,344,022
Average price per share (net)	$33.65	$38.21	$53.71
Net proceeds	$1,009	$119,185	$125,905
Stock issuance costs(1)	$224	$2,130	$1,431
(1)
Stock issuance costs consist primarily of underwriters' and agent's fees and commissions, and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2021, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 6,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for the year ended December 31 (dollars in thousands):

	2021	2020	2019
Shares of common stock	62,577	138,507	362,918
Net proceeds	$2,744	$5,092	$19,442

Note 8 – Employee Benefit Plan:

Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of NNN. The Retirement Plan permits participants to defer a portion of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN generally matches 60 percent of the first eight percent of a participant’s contributions. Additionally, NNN may make discretionary contributions. NNN’s contributions to the Retirement Plan for the years ended December 31, 2021, 2020 and 2019 totaled $576,000, $546,000 and $541,000, respectively.

Note 9 – Dividends:

The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2021	2020	2019
Dividends	$367,291	$356,409	$333,692
Per share	2.1000	2.0700	2.0300

On January 14, 2022, NNN declared a dividend of $0.530 per share, payable February 15, 2022, to its common stockholders of record as of January 31, 2022.

The following presents the characterization for tax purposes of common stock dividends per share paid to stockholders for the years ended December 31:

	2021	2020	2019
Ordinary dividends(1)	$1.615753	$1.659755	$1.762899
Nontaxable distributions	0.484247	0.410245	0.267101
	$2.100000	$2.070000	$2.030000

(1)
Eligible for the 20% qualified business income deduction under section 199A of the Code.

The following presents the dividends declared and paid to stockholders for NNN's preferred stock for the years ended December 31 (dollars in thousands, except per share data):

	Series F(1)			Series E(2)
	2021	2020	2019	2019
Dividends	$14,999	$17,940	$17,940	$13,201
Per share(3)	1.086944	1.3000	1.3000	1.147917

(1)
The Series F Preferred Stock was redeemed in October 2021. The dividends paid in 2021 include accumulated and unpaid dividends through, but not including, the redemption date.
(2)
The Series E preferred stock was redeemed in October 2019. The dividends paid in 2019 include accumulated and unpaid dividends through, but not including, the redemption date.
(3)
100% of preferred stock dividends were characterized as ordinary dividends for tax purposes, eligible for the 20%
qualified business income deduction under section 199A of the Code.

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

The following table outlines NNN's terminated derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Notes Payable	Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated	Fair Value Deferred In Other Comprehensive Income(1)
2024	May 2014	Three forward starting swaps	$225,000	$6,312	$6,312
2025	October 2015	Four forward starting swaps	300,000	13,369	13,369
2026	December 2016	Two forward starting swaps	180,000	(13,352)	(13,345)
2027	September 2017	Two forward starting swaps	250,000	7,690	7,688
2028	September 2018	Two forward starting swaps	250,000	(4,080)	(4,080)
2030	March 2020	Three forward starting swaps	200,000	13,141	13,141
2052	September 2021	Two forward starting swaps	120,000	1,584	1,584

(1)
The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.

As of December 31, 2021, $14,956,000 remains in other comprehensive income (loss) related to NNN’s previously terminated interest rate hedges. During the years ended December 31, 2021, 2020 and 2019, NNN reclassified $3,073,000, $2,300,000 and $1,307,000, respectively, out of other comprehensive income (loss) as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $2,373,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2021.

Note 11 – Performance Incentive Plan:

In May 2017, NNN filed a registration statement on Form S-8 with the Commission which permits the issuance of up to 1,800,000 shares of common stock pursuant to NNN’s 2017 Performance Incentive Plan (the “2017 Plan”). The 2017 Plan allows NNN to award or grant to key employees, directors and persons performing consulting or advisory services for NNN or its affiliates, stock options, stock awards, stock appreciation rights, Phantom Stock Awards, Performance Awards and Leveraged Stock Purchase Awards, each as defined in the 2017 Plan.

There were no stock options outstanding or exercisable at December 31, 2021.

Pursuant to the 2017 Plan, NNN has granted and issued shares of restricted stock to certain officers and key associates of NNN. The following summarizes the restricted stock activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	896,044	$49.54
Restricted shares granted	345,891	42.30
Restricted shares vested	(204,796)	40.81
Restricted shares forfeited	(58,684)	37.36
Non-vested restricted shares, December 31	978,455	49.54

Compensation expense for the restricted stock which is not contingent upon NNN’s performance goals is determined based upon the fair value at the date of grant and is recognized as the greater of the amount amortized over a straight-lined basis or the amount vested over the vesting periods. Vesting periods for officers and key associates of NNN range from three to five years and generally vest annually. NNN recognizes compensation expense on a straight-line basis for awards with only service conditions.

During the year ended December 31, 2021, NNN granted 242,555 performance-based shares subject to its total stockholder return after a three-year period relative to its peers. The fair value of these shares was determined at the grant date (for a fair value share price of $27.50). The performance-based shares were granted to certain executive officers and had a weighted average grant price of $42.30 per share. Once the respective performance criteria are met and the actual number of shares earned is determined, the shares vest immediately. Compensation expense is recognized over the requisite service period.

The following summarizes other grants made during the year ended December 31, 2021, pursuant to the 2017 Plan.

	Number of Shares	Weighted Average Share Price
Other share grants under the 2017 Plan:
Directors’ fees	13,786	$45.21
Deferred directors’ fees	16,471	45.27
	30,257	40.28
Shares available under the 2017 Plan for grant, end of period	467,259

The total compensation expense for share-based payments for the years ended December 31, 2021, 2020 and 2019 totaled $14,296,000, $14,213,000 and $10,737,000, respectively. At December 31, 2021, NNN had $12,288,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2017 Plan. This cost is expected to be recognized over a weighted average period of 2.2 years.

Note 12 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at December 31, 2021 and 2020, approximate fair value based upon current market prices of comparable instruments (Level 3). At December 31, 2021 and 2020, the fair value of NNN’s notes payable excluding unamortized discount and debt costs, were $4,032,757,000 and $3,553,125,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 13 – Segment Information:

For the years ended December 31, 2021, 2020 and 2019, NNN’s operations are reported within one operating segment in the consolidated financial statements and all properties are part of the Properties or Property Portfolio.

Note 14 – Major Tenants:

As of December 31, 2021, NNN had no tenants that accounted for ten percent or more of its rental income.

Note 15 – Commitments and Contingencies:

A summary of NNN's commitments are included in Note 2 – Real Estate.

In the ordinary course of its business, NNN is a party to various other legal actions which management believes are routine in nature and incidental to the operation of the business of NNN. Management does not believe that any of these proceedings are material to NNN's consolidated financial statements.

Note 16 – Subsequent Events:

NNN reviewed all subsequent events and transactions that have occurred after December 31, 2021, the date of the consolidated balance sheet.

As of January 31, 2022, NNN had collected approximately 99.4% of rent originally due in the quarter ended December 31, 2021.

There were no other reportable subsequent events or transactions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.

NNN carried out an assessment as of December 31, 2021, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer ("NNN's Chief Officers"). Rules adopted by the Commission require NNN to present the conclusions of NNN's Chief Officers about the effectiveness of NNN’s disclosure controls and procedures and the conclusions of NNN’s management about the effectiveness of NNN’s internal control over financial reporting as of the end of the period covered by this annual report.

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

Disclosure Controls and Procedures and Internal Control over Financial Reporting. Disclosure controls and procedures are designed with the objective of providing reasonable assurance that information required to be disclosed in NNN’s reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are also designed with the objective of providing reasonable assurance that such information is accumulated and communicated to NNN’s management, including NNN's Chief Officers, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, NNN's Chief Officers, and affected by NNN’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Scope of the Assessments. The assessment by NNN's Chief Officers of NNN’s disclosure controls and procedures and the assessment by NNN’s management, including NNN's Chief Officers, of NNN’s internal control over financial reporting included a review of procedures and discussions with NNN’s management and others at NNN. In the course of the assessments, NNN sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.

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

Assessment of Effectiveness of Disclosure Controls and Procedures.

Based upon the assessments, NNN's Chief Officers have concluded that, as of December 31, 2021, NNN’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Management, including NNN's Chief Officers, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework to assess the effectiveness of NNN’s internal control over financial reporting. Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, NNN’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm.

Ernst & Young LLP, NNN’s independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and in connection therewith has issued an attestation report on NNN’s effectiveness of internal control over financial reporting as of December 31, 2021, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2021, there were no changes in NNN’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, NNN’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.

Management, including NNN's Chief Officers, do not expect that NNN’s disclosure controls and procedures or NNN’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within NNN have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the sections thereof captioned “Proposal I: Election of Directors – Nominees,” “Proposal I: Election of Directors – Executive Officers,” “Proposal I: Election of Directors – Code of Business Conduct and Insider Trading Policy” and “Security Ownership ”, and such information in such sections is incorporated herein by reference.

Item 11. Executive Compensation

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the sections thereof captioned “Proposal I: Election of Directors – Director Compensation,” “Executive Compensation” and “Compensation Committee Report”, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the sections thereof captioned "Executive Compensation – Long-Term Incentive Compensation" and “Security Ownership”, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the section thereof captioned “Certain Relationships and Related Transactions” and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the section thereof captioned “Audit Committee Report” and “Proposal III: Ratification of Ernst & Young LLP as the Independent Registered Public Accounting Firm”, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)		The following documents are filed with the Securities and Exchange Commission ("Commission") as part of this report.

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	45

		Consolidated Balance Sheets as of December 31, 2021 and 2020	49

		Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021, 2020, and 2019	50

		Consolidated Statements of Equity for the years ended December 31, 2021, 2020, and 2019	52

		Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019	55

		Notes to Consolidated Financial Statements	57

	(2)	Financial Statement Schedules

		Schedule III – Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2021	F-1

		Schedule IV – Mortgage Loans on Real Estate and Notes as of December 31, 2021	F-4

		All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed with the Commission as a part of this report, unless otherwise noted, each exhibit was previously filed with the Commission and is incorporated by reference below.

3	Articles of Incorporation and Bylaws
	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed on August 3, 2012 as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q).

3.2

Articles Supplementary Establishing and Fixing the Rights and Preferences of 5.70% Series E Cumulative Preferred Stock, par value $0.01 per share, dated May 29, 2013 (filed on May 30, 2013 as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A).

3.3

Articles Supplementary Establishing and Fixing the Rights and Preferences of 5.20% Series F Cumulative Preferred Stock, par value $0.01 per share, dated October 7, 2016 (filed on October 11, 2016 as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A).

	3.4	Third Amended and Restated Bylaws of the Registrant, dated May 1, 2006, as amended (filed on February 19, 2014 as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K).

	3.5	Second Amendment to the Third Amended and Restated Bylaws of the Registrant, dated December 13, 2007 (filed on February 19, 2014 as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K).

	3.6	Third Amendment to the Third Amended and Restated Bylaws of the Registrant, dated February 13, 2014 (filed on February 19, 2014 as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K).

3.7

Third Amended and Restated Bylaws of the Registrant, as amended through the Fourth Amendment to Bylaws, dated February 17, 2021 (filed on February 19, 2021 as Exhibit 3.1 to Registrant's Current Report on Form 8-K).

4	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Description of Registrant’s Securities (filed on February 11, 2020 as Exhibit 4.22 to the Registrant's Annual Report on Form 10-K).

	4.2	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed).

4.3

Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed on February 28, 2006 as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095)).

4.4

Form of Twelfth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.300% Notes due 2023 (filed on April 15, 2013 as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 9, 2013).

	4.5	Form of 3.300% Notes due 2023 (filed on April 15, 2013 as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 9, 2013).

4.6

Form of Thirteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.900% Notes due 2024 (filed on May 14, 2014 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.7	Form of 3.900% Notes due 2024 (filed on May 14, 2014 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.8

Form of Fourteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.000% Notes due 2025 (filed on October 26, 2015 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.9	Form of 4.000% Notes due 2025 (filed on October 26, 2015 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.10

Specimen certificate representing the 5.20% Series F Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed on October 11, 2016 as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A).

4.11

Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed on October 11, 2016 as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A).

4.12

Form of Fifteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.60% Notes due 2026 (filed on December 12, 2016 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.13	Form of 3.60% Notes due 2026 (filed on December 12, 2016 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.14

Form of Sixteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.50% Notes due 2027 (filed on September 19, 2017 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.15	Form of 3.50% Notes due 2027 (filed on September 19, 2017 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.16

Form of Seventeenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.300% Notes due 2028 and 4.800% Notes due 2048 (filed on September 27, 2018 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.17	Form of 4.300% Notes due 2028 (filed on September 27, 2018 Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.18	Form of 4.800% Notes due 2048 (filed on September 27, 2018 as Exhibit 4.3 to Registrant's Current Report on Form 8-K).

4.19

Form of Eighteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 2.500% Notes due 2030 and 3.100% Notes due 2050 (filed on March 3, 2020 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.20	Form of 2.500% Notes due 2030 (filed on March 3, 2020 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.21	Form of 3.100% Notes due 2050 (filed on March 3, 2020 as Exhibit 4.3 on March 3, 2020 to Registrant's Current Report on Form 8-K).

4.22

Form of Nineteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.500% Notes due 2051 (filed on March 10, 2021 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.23	Form of 3.500% Notes due 2051 (filed on March 10, 2021 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.24

Form of Twentieth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating 3.000% Notes due 2052 (filed on September 24, 2021 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.25	Form of 3.000% Notes due 2052 (filed on September 24, 2021 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

10	Material Contracts

10.1*

Amended and Restated Employment Agreement, dated as of September 29, 2016, between the registrant and Julian Whitehurst (filed on September 30, 2016 as Exhibit 10.2 to the Registrant's Current Report on Form 8-K).

	10.2*	Retirement and Transition Agreement, dated January 19, 2022, between the Company and Julian E. Whitehurst (filed on January 21, 2022 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

	10.3*	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed on December 3, 2008 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K).

10.4*

Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Kevin B. Habicht (filed on February 24, 2011 as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K).

	10.5*	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed on December 3, 2008 as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K).

	10.6*	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Paul E. Bayer (filed on February 24, 2011 as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K).

10.7*

Retirement and Transition Agreement, dated as of December 14, 2020, between the registrant and Paul E. Bayer (filed on December 14, 2020 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K).

	10.8*	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed on December 3, 2008 as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K).

10.9*

Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Christopher P. Tessitore (filed on February 24, 2011 as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K).

	10.10*	Employment Agreement dated as of January 2, 2014, between the Registrant and Stephen A. Horn, Jr. (filed on February 19, 2014 as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K).

	10.11*	Employment Letter, dated as of January 19, 2022, between the Registrant and Stephen A. Horn, Jr. (filed on January 21, 2022 as Exhibit 10.2 to the Registrant's Current Report on Form 8-K).

10.12*

Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed on June 12, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated).

	10.13*	2017 Performance Incentive Plan (filed on March 29, 2017 as Annex A to the Registrant’s 2017 Annual Proxy Statement on Schedule 14A).

	10.14*	Amended and Restated Deferred Fee Plan for Directors, dated as of August 16, 2018 (filed on November 1, 2018 as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q).

	10.15*	Form of Restricted Award Agreement - Performance between NNN and the Participant of NNN (filed on May 4, 2012 as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q).

	10.16*	Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed on May 4, 2012 as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q).

	10.17*	Form of Restricted Award Agreement - Special Grant between NNN and the Participant of NNN (filed on May 4, 2012 as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q).

	10.18*	Form of Restricted Award Agreement - Performance between NNN and the Participant of NNN (filed on May 2, 2016 as exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q).

	10.19*	Form of Restricted Award Agreement - Service - Non-Executives between NNN and the Participant of NNN (filed on May 2, 2016 as exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q).

	10.20*	Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed on May 2, 2016 as exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q).

10.21

Amended and Restated Credit Agreement, dated as of May 25, 2011, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed on June 1, 2011 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.22

First Amendment to Amended and Restated Credit Agreement, dated as of October 31, 2012, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed on November 1, 2012 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.23

Second Amendment to Amended and Restated Credit Agreement, dated as of October 27, 2014, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed on October 28, 2014 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.24

Third Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2017, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed on October 26, 2017 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.25

Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2020, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed on August 3, 2020 as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q).

10.26

Second Amended and Restated Credit Agreement, dated June 23, 2021, by and among the Registrant, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (filed on June 25, 2021 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

	10.27	National Retail Properties, Inc. Executive Severance and Change of Control Plan (filed on January 21, 2022 as Exhibit 10.3 to the Registrant's Current Report on Form 8-K).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm

	23.1	Ernst & Young LLP dated February 9, 2022 (filed herewith).

24	Power of Attorney (included on signature page).

31	Section 302 Certifications**

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Section 906 Certifications**
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Additional Exhibits
	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101.	Interactive Data File

101.1

The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2021, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

104.	Cover Page Interactive Data File

	104.1	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan or arrangement.

**

In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of February 2022.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Julian E. Whitehurst
Julian E. Whitehurst
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints each of Julian E. Whitehurst, Kevin B. Habicht and Michelle L. Miller as his or her attorney-in-fact and agent, with full power of substitution and resubstitution for him or her in any and all capacities, to sign any or all amendments to this report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his or her substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Julian E. Whitehurst	Chief Executive Officer, President and Director	February 9, 2022
Julian E. Whitehurst

/s/ Steven D. Cosler	Chairman of the Board	February 9, 2022
Steven D. Cosler

/s/ Pamela K. M. Beall	Director	February 9, 2022
Pamela K. M. Beall

/s/ Don DeFosset	Director	February 9, 2022
Don DeFosset

/s/ David M. Fick	Director	February 9, 2022
David M. Fick

/s/ Edward J. Fritsch	Director	February 9, 2022
Edward J. Fritsch

/s/ Betsy D. Holden	Director	February 9, 2022
Betsy D. Holden

/s/ Kamau O. Witherspoon	Director	February 9, 2022
Kamau O. Witherspoon

/s/ Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial Officer), Executive Vice President, Assistant Secretary and Treasurer	February 9, 2022
Kevin B. Habicht

/s/ Michelle L. Miller	Chief Accounting Officer (Principal Accounting Officer) and Executive Vice President	February 9, 2022
Michelle L. Miller

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2021

(dollars in thousands)

			Initial Costs to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (c)
State	# of Properties	Encumbrances (e)	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation & Amortization (b)	Year of Construction	Year Acquired	Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
Alabama	151	$—	$71,938	$167,623	$39,580	$—	$71,652	$207,202	$278,854	$44,755	1948 - 2020	2001 - 2021	10 - 40
Alaska	5	—	1,943	3,694	—	—	1,943	3,694	5,637	1,714	1971 - 2003	1996 - 2014	20 - 40
Arizona	60	4,388	70,516	92,020	62,853	—	70,516	154,873	225,389	35,303	1974 - 2018	1998 - 2021	10 - 40
Arkansas	66	—	29,598	85,825	16,927	—	29,598	102,752	132,350	13,900	1969 - 2020	1998 - 2021	20 - 40
California	65	—	131,057	188,503	35,459	—	129,100	215,617	344,717	50,603	1945 - 2018	1997 - 2021	20 - 40
Colorado	34	2,432	54,569	71,764	21,909	—	54,569	93,673	148,242	25,089	1969 - 2017	1994 - 2021	20 - 40
Connecticut	9	—	8,250	31,067	601	—	8,250	31,668	39,918	8,950	1929 - 1996	2006 - 2019	20 - 30
Delaware	1	—	2,994	6,062	71	—	2,994	6,133	9,127	4,120	1994 - 1994	1994 - 1994	40 - 40
District of Columbia	1	—	624	578	—	—	624	578	1,202	243	1983 - 1983	2005 - 2005	40 - 40
Florida	229	—	247,539	336,470	147,571	—	247,539	484,041	731,580	107,618	1959 - 2020	1985 - 2021	5 - 40
Georgia	153	—	121,847	231,162	62,984	—	121,847	294,146	415,993	66,871	1967 - 2020	1996 - 2021	10 - 40
Idaho	9	—	6,999	6,719	8,331	—	6,999	15,050	22,049	4,325	1979 - 2017	2006 - 2018	20 - 40
Illinois	163	—	128,346	305,122	44,986	—	128,346	349,786	478,132	81,515	1924 - 2022	1995 - 2021	15 - 40
Indiana	149	—	99,469	201,978	79,675	—	99,469	280,984	380,453	65,721	1965 - 2020	2001 - 2021	15 - 40
Iowa	27	—	20,064	37,962	14,526	—	20,064	52,487	72,551	15,327	1964 - 2015	2005 - 2017	10 - 40
Kansas	36	—	17,044	34,678	9,776	—	16,920	44,312	61,232	8,830	1946 - 2017	1997 - 2019	15 - 40
Kentucky	55	—	40,724	96,870	13,385	—	40,724	110,255	150,979	24,654	1974 - 2020	2005 - 2021	25 - 40
Louisiana	41	—	30,165	61,652	37,684	—	30,165	99,336	129,501	18,634	1970 - 2018	1996 - 2021	15 - 40
Maine	12	—	3,781	13,017	—	—	3,781	13,017	16,798	4,087	1915 - 2002	1996 - 2017	10 - 40
Maryland	50	—	62,149	126,171	3,006	—	62,149	129,177	191,326	34,641	1946 - 2017	1996 - 2019	20 - 40
Massachusetts	23	—	32,668	90,750	—	—	32,668	90,750	123,418	14,065	1960 - 2017	2006 - 2019	20 - 40
Michigan	64	—	46,647	98,353	58,994	—	46,647	156,737	203,384	29,289	1963 - 2020	1996 - 2021	20 - 40
Minnesota	27	—	19,824	34,281	2,552	—	19,824	36,832	56,656	11,597	1950 - 2017	2005 - 2018	10 - 40
Mississippi	62	—	28,548	91,285	14,084	—	28,548	105,369	133,917	8,406	1959 - 2017	2006 - 2021	15 - 40
Missouri	97	—	62,095	115,114	67,132	—	61,916	181,157	243,073	35,933	1920 - 2021	1992 - 2021	15 - 40
Montana	26	3,791	4,102	11,865	2,654	—	4,102	14,518	18,620	4,350	1937 - 2016	2010 - 2016	20 - 40
Nebraska	6	—	5,608	3,066	5,033	—	5,608	8,099	13,707	1,600	1979 - 2015	2005 - 2017	20 - 40
Nevada	13	—	7,405	22,914	1,205	—	7,405	24,119	31,524	3,736	1961 - 2014	2012 - 2021	25 - 40
New Hampshire	9	—	8,913	32,168	—	—	8,913	32,168	41,081	6,443	1980 - 2004	2011 - 2018	25 - 30
New Jersey	20	—	37,144	152,600	732	—	37,144	153,331	190,475	44,019	1965 - 2015	1996 - 2019	25 - 40
New Mexico	29	—	20,739	69,182	21,795	—	20,739	90,977	111,716	11,345	1955 - 2019	2001 - 2019	25 - 40
New York	37	—	26,197	47,041	28,115	—	26,197	71,814	98,011	15,570	1925 - 2020	1997 - 2021	20 - 40
North Carolina	163	—	126,016	254,598	33,770	—	126,016	287,937	413,953	68,705	1906 - 2020	2004 - 2021	5 - 40
North Dakota	4	—	411	1,606	—	—	411	1,606	2,017	808	1974 - 1999	1997 - 2011	25 - 40
Ohio	192	—	133,262	304,824	73,954	—	131,231	376,750	507,981	85,107	1910 - 2019	1992 - 2019	15 - 40
Oklahoma	88	—	43,809	106,511	29,204	—	43,809	135,456	179,265	23,325	1964 - 2018	1996 - 2021	15 - 40
Oregon	6	—	4,184	6,888	735	—	4,184	7,623	11,807	3,297	1973 - 1999	1998 - 2012	20 - 40
Pennsylvania	82	—	59,036	109,324	29,956	—	58,851	136,248	195,099	39,892	1950 - 2017	1997 - 2019	15 - 40
Puerto Rico	1	—	1,729	—	2,732	—	1,729	2,131	3,860	782	1998 - 1998	2007 - 2007	33 - 33

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)

December 31, 2021

(dollars in thousands)

			Initial Costs to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (c)
State	# of Properties	Encumbrances (e)	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation & Amortization (b)	Year of Construction	Year Acquired	Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
Rhode Island	5	—	2,377	7,450	—	—	2,377	7,450	9,827	1,484	1989 - 2004	2016 - 2016	25 - 30
South Carolina	71	—	50,000	100,307	8,959	—	50,000	109,265	159,265	25,801	1921 - 2021	2005 - 2021	10 - 40
South Dakota	2	—	1,595	4,447	788	—	1,595	5,234	6,829	1,360	1985 - 2000	2012 - 2012	30 - 35
Tennessee	150	—	91,733	210,065	55,949	—	91,733	266,014	357,747	50,909	1958 - 2019	1996 - 2021	5 - 40
Texas	502	—	402,511	851,361	166,356	—	402,511	1,015,755	1,418,266	265,700	1890 - 2021	1993 - 2021	15 - 40
Utah	13	—	12,021	15,506	13,216	—	12,021	28,722	40,743	5,611	1951 - 2016	2006 - 2019	20 - 40
Virginia	116	—	95,192	173,980	30,027	—	94,082	199,848	293,930	55,780	1939 - 2022	1995 - 2021	5 - 40
Washington	27	—	22,568	34,547	15,894	—	22,568	50,441	73,009	14,309	1955 - 2017	1997 - 2019	20 - 40
West Virginia	22	—	13,640	24,423	1,385	—	13,640	25,808	39,448	5,675	1970 - 2013	2006 - 2017	25 - 40
Wisconsin	44	—	27,026	57,395	13,542	—	27,026	70,937	97,963	18,184	1940 - 2020	2006 - 2021	20 - 40
Wyoming	6	—	1,150	3,815	—	—	1,150	3,815	4,965	1,411	1949 - 2001	2010 - 2012	20 - 30
	3,223	$10,611	$2,537,766	$5,134,603	$1,278,087	$—	$2,531,894	$6,385,692	$8,917,586	$1,471,393

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2021

(dollars in thousands)

(a) The following is a reconciliation of the real estate portfolio accounted for using the operating method, including real estate held for sale for the years ended December 31:

	2021	2020	2019

Beginning balance, January 1	$8,534,275	$8,448,702	$7,883,633
Acquisitions and dollars invested in projects under construction or tenant improvements	551,287	177,901	733,376
Dispositions	(146,019)	(54,886)	(138,332)
Impairment losses	(21,957)	(37,442)	(29,975)
Ending balance, December 31	$8,917,586	$8,534,275	$8,448,702

(b) The following is a reconciliation of accumulated depreciation and amortization for the years ended December 31:

	2021	2020	2019
Beginning balance, January 1	$1,319,943	$1,151,667	$1,016,271
Dispositions	(44,509)	(17,828)	(44,185)
Depreciation and amortization expense	195,959	186,104	179,581
Ending balance, December 31	$1,471,393	$1,319,943	$1,151,667

(c) For financial reporting purposes, leases recorded as a direct financing lease are excluded from the real estate gross amounts at the close of the period and depreciation is not applicable. As of December 31, 2021, the net investment in real estate accounted for under the direct financing method was $3,653.

(d) As of December 31, 2021, the aggregate cost of the properties owned by NNN for federal tax purposes was approximately $8,828,431 (unaudited).

(e) NNN's $15,151 long-term, fixed rate loan is secured by a first mortgage lien on five Properties, located in three states. Mortgage payable, including unamortized premium and net of unamortized debt costs was $10,697 at December 31, 2021.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2021

(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(c)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:
2 properties in VA	7.000%	3/1/2025	(b)	—	$3,000	$2,011		$—
					$3,000	$2,011	(a)	$—

(a)
The following shows the changes in the carrying amounts of mortgage loans during the years ended December 31:

	2021	2020	2019
Beginning balance, January 1	$2,468	$—	$—
New mortgage loans(d)	—	3,000	3,100
Deductions during the year:
Collections of principal	(486)	(374)	(3,100)
Other: credit (losses) recoveries(e)	29	(158)	—
Foreclosures	—	—	—
Ending balance, December 31	$2,011	$2,468	$—

(b)
Principal and interest is payable at varying amounts over the life of the loan.
(c)
Mortgages held by NNN and its subsidiaries for federal income tax purposes for the year ended December 31, 2021 and 2020 were $2,011 and $2,468, respectively. There were no mortgages outstanding at December 31, 2019.
(d)
Mortgages totaling $3,000 and $3,100, were accepted in connection with real estate transactions for the year ended December 31, 2020 and 2019, respectively.
(e)
In accordance with FASB ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” NNN recorded an allowance for an estimated expected lifetime credit loss on its mortgage receivables based on the fair value of the collateral and the historical collectability trend analysis over 15 years.

See accompanying report of independent registered public accounting firm.