Form 10-Q
period 2022-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2022-05-03
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

175,910,695 shares of common stock, $0.01 par value, outstanding as of April 28, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Real estate portfolio	$7,591,643	$7,444,289
Real estate held for sale	562	5,557
Cash and cash equivalents	53,736	171,322
Receivables, net of allowance of $717 and $782, respectively	2,816	3,154
Accrued rental income, net of allowance of $4,351 and $4,587, respectively	30,727	31,942
Debt costs, net of accumulated amortization of $19,946 and $19,377, respectively	6,921	7,443
Other assets	85,408	87,347
Total assets	$7,771,813	$7,751,054
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, including unamortized premium and net of unamortized debt costs	$10,515	$10,697
Notes payable, net of unamortized discount and unamortized debt costs	3,736,781	3,735,769
Accrued interest payable	58,022	23,923
Other liabilities	68,749	79,002
Total liabilities	3,874,067	3,849,391

Equity:
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 175,810,465 and 175,635,792 shares issued and outstanding, respectively	1,759	1,757
Capital in excess of par value	4,669,590	4,662,714
Accumulated deficit	(759,232)	(747,853)
Accumulated other comprehensive income (loss)	(14,373)	(14,956)
Total stockholders’ equity of NNN	3,897,744	3,901,662
Noncontrolling interests	2	1
Total equity	3,897,746	3,901,663
Total liabilities and equity	$7,771,813	$7,751,054

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2022	2021
Revenues:
Rental income	$189,763	$179,198
Interest and other income from real estate transactions	516	580
	190,279	179,778
Operating expenses:
General and administrative	11,042	11,748
Real estate	7,198	7,725
Depreciation and amortization	52,680	49,980
Leasing transaction costs	88	38
Impairment losses – real estate, net of recoveries	1,632	2,131
Executive retirement costs	3,594	—
	76,234	71,622
Gain on disposition of real estate	3,992	4,281
Earnings from operations	118,037	112,437
Other expenses (revenues):
Interest and other income	(35)	(65)
Interest expense	36,699	34,587
Loss on early extinguishment of debt	—	21,328
	36,664	55,850
Net earnings	81,373	56,587
Earnings attributable to noncontrolling interests	(1)	—
Net earnings attributable to NNN	81,372	56,587
Series F preferred stock dividends	—	(4,485)
Net earnings attributable to common stockholders	$81,372	$52,102
Net earnings per share of common stock:
Basic	$0.46	$0.30
Diluted	$0.46	$0.30
Weighted average number of common shares outstanding:
Basic	174,772,243	174,589,300
Diluted	174,911,213	174,714,617
Other comprehensive income:
Net earnings attributable to NNN	$81,372	$56,587
Amortization of interest rate hedges	583	1,368
Comprehensive income attributable to NNN	81,955	57,955
Comprehensive earnings attributable to noncontrolling interests	1	—
Total comprehensive income	$81,956	$57,955

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Quarter Ended March 31, 2022

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2021	$1,757	$4,662,714	$(747,853)	$(14,956)	$3,901,662	$1	$3,901,663
Net earnings	—	—	81,372	—	81,372	1	81,373
Dividends declared and paid:
$0.5300 per share of common stock	—	696	(92,751)	—	(92,055)	—	(92,055)
Issuance of common stock:
8,429 shares – director compensation	—	305	—	—	305	—	305
1,173 shares – stock purchase plan	—	52	—	—	52	—	52
153,300 restricted shares – net of forfeitures	2	(2)	—	—	—	—	—
Stock issuance costs	—	(65)	—	—	(65)	—	(65)
Amortization of deferred compensation	—	5,890	—	—	5,890	—	5,890
Amortization of interest rate hedges	—	—	—	583	583	—	583
Balances at March 31, 2022	$1,759	$4,669,590	$(759,232)	$(14,373)	$3,897,744	$2	$3,897,746

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$81,373	$56,587
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52,680	49,980
Impairment losses – real estate, net of recoveries	1,632	2,131
Loss on early extinguishment of debt	—	21,328
Amortization of notes payable discount	415	993
Amortization of debt costs	1,171	1,840
Amortization of mortgages payable premium	(21)	(21)
Amortization of interest rate hedges	583	1,368
Gain on disposition of real estate	(3,992)	(4,281)
Performance incentive plan expense	6,246	4,318
Performance incentive plan payment	(103)	(721)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease (increase) in receivables	338	(273)
Decrease in accrued rental income	1,096	8,332
Decrease (increase) in other assets	(115)	1,067
Increase in accrued interest payable	34,099	25,267
Decrease in other liabilities	(11,043)	(6,438)
Other	(21)	(307)
Net cash provided by operating activities	164,338	161,170
Cash flows from investing activities:
Proceeds from the disposition of real estate	20,315	18,067
Additions to real estate	(209,483)	(106,490)
Principal payments received on mortgages and notes receivable	102	93
Other	(577)	(182)
Net cash used in investing activities	(189,643)	(88,512)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2022	2021
Cash flows from financing activities:
Repayment of mortgages payable	$(165)	$(156)
Proceeds from notes payable	—	441,594
Repayment of notes payable	—	(350,000)
Payment for early extinguishment of debt	—	(21,328)
Payment of debt issuance costs	(48)	(5,145)
Proceeds from issuance of common stock	748	1,882
Stock issuance costs	(65)	(177)
Payment of Series F preferred stock dividends	—	(4,485)
Payment of common stock dividends	(92,751)	(90,848)
Net cash used in financing activities	(92,281)	(28,663)
Net increase (decrease) in cash, cash equivalents and restricted cash	(117,586)	43,995
Cash, cash equivalents and restricted cash at beginning of period(1)	171,322	267,236
Cash, cash equivalents and restricted cash at end of period(1)	$53,736	$311,231
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$550	$5,203
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$583	$1,368
Work in progress accrual balance	$8,914	$4,739

(1)

Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN had no restricted cash and cash held in escrow at March 31, 2022 and 2021.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

March 31, 2022
Property Portfolio:
Total properties	3,271
Gross leasable area (square feet)	33,545,000
States	48
Weighted average remaining lease term (years)	10.6

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2022, may not be indicative of the results that may be expected for the year ending December 31, 2022. See "Note 8 – Subsequent Events." Amounts as of December 31, 2021, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2021.

COVID-19 Pandemic – During 2021 and 2020, NNN and its tenants were impacted by the novel strain of coronavirus and its variants ("COVID-19") pandemic which resulted in the loss of revenue for certain tenants and challenged their ability to pay rent. As a result, NNN entered into rent deferral lease amendments with certain tenants (See Note 2).

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

Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $98,000 and $63,000 in capitalized interest during the development period for the quarters ended March 31, 2022 and 2021, respectively.

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

Lease Accounting – NNN records its leases on the Property Portfolio in accordance with FASB Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," ("ASC 842"). In addition, NNN recorded right-of-use assets and operating lease liabilities as lessee under operating leases in accordance with ASC 842.

NNN's real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance, repairs and capital expenditures. The leases on the Property Portfolio are predominantly classified as operating leases and are accounted for as follows:

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

During 2021 and 2020, NNN entered into rent deferral lease amendments with certain tenants, for an aggregate $4,758,000 and $52,019,000 of rent originally due for the years ending December 31, 2021 and 2020, respectively. The rent deferral lease amendments require the deferred rents to be repaid at a later time during the lease term. Approximately $31,776,000 of deferred rent was repaid in 2021 and approximately $4,063,000 of deferred rent was repaid during the quarter ended March 31, 2022. An additional $10,463,000 is due in 2022, with substantially all remaining deferred rent coming due periodically by December 31, 2023.

Collectability – In accordance with ASC 842, NNN reviews the collectability of its rental income on an ongoing basis. NNN considers collectability indicators when analyzing accounts receivable (and accrued rent) and historical bad debt levels, tenant credit-worthiness and current economic trends, all of which assists in evaluating the probability of outstanding and future rental income collections. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims.

At the point NNN deems the collection of rental income not probable, uncollected previously recognized rental revenue and any related accrued rent are reversed and, subsequently, any rental income is only recognized when cash receipts are received.

NNN includes an allowance for doubtful accounts in rental income on the Consolidated Statements of Income and Comprehensive Income.

As a result of the review of rental income collectability, no outstanding receivables and related accrued rent were written off during the quarters ended March 31, 2022 and 2021, and no tenants were reclassified as cash basis for accounting purposes.

The following table summarizes those tenants classified as cash basis for accounting purposes as of:

	March 31,
	2022	2021
Number of tenants	9	12
Cash basis tenants as a percent of:
Total properties	5.4%	6.1%
Total gross leasable area	7.0%	7.7%

During the quarters ended March 31, 2022 and 2021, NNN recognized $15,786,000 and $11,314,000, respectively, of rental income from certain tenants previously classified as cash basis for accounting.

During the quarter ended March 31, 2022, two tenants were reclassified to accrual basis for accounting purposes due to their improved qualitative and/or quantitative credit factors. The impact of the reclassification was immaterial.

Impairment – Real Estate – NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These indicators include, but are not limited to: changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, properties reclassified as held for sale, persistent vacancies greater than one year, and properties leased to tenants in bankruptcy. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, with cash flows provided over the entire term. NNN generally intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to COVID-19 alone was determined not to be an indicator of impairment.

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

NNN had mortgages receivable of $1,927,000 and $2,023,000 included in other assets on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively, net of $123,000 and $129,000 allowance for credit loss, respectively. NNN measures the allowance for credit loss based on the fair value of the collateral and the historical collectability trend analysis over 15 years.

Debt Costs – Line of Credit Payable – Debt costs incurred in connection with NNN's $1,100,000,000 unsecured revolving line of credit have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN has recorded debt costs associated with the credit facility as an asset, in debt costs on the Condensed Consolidated Balance Sheets.

Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $38,145,000, as of March 31, 2022 and December 31, 2021, are included in notes payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $9,859,000 and $9,262,000, respectively.

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

The core principle of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of ASC 842. NNN determined the key revenue stream impacted by ASU 2014-09 is gain on disposition of real estate reported on the Condensed Consolidated Statements of Income and Comprehensive Income. In accordance with ASU 2014-09, NNN evaluates any separate contracts or performance obligations to determine proper timing and/or amount of revenue recognition, as well as, transaction price allocation.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended March 31,
	2022	2021
Basic and Diluted Earnings:
Net earnings attributable to NNN	$81,372	$56,587
Less: Series F preferred stock dividends	—	(4,485)
Net earnings available to NNN’s common stockholders	81,372	52,102
Less: Earnings allocated to unvested restricted shares	(156)	(151)
Net earnings used in basic and diluted earnings per share	$81,216	$51,951

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	175,635,634	175,391,723
Less: Unvested restricted shares	(294,665)	(288,658)
Less: Unvested contingent restricted shares	(568,726)	(513,765)
Weighted average number of shares outstanding used in basic earnings per share	174,772,243	174,589,300
Other dilutive securities	138,970	125,317
Weighted average number of shares outstanding used in diluted earnings per share	174,911,213	174,714,617

Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. NNN generally will not be subject to federal income tax on income it distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For the quarters ended March 31, 2022 and 2021, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) for the quarter ended March 31, 2022 (dollars in thousands):

	Gain (Loss) on Cash Flow Hedges(1)
Beginning balance, December 31, 2021	$(14,956)

Reclassifications from accumulated other comprehensive income to net earnings	583	(2)
Ending balance, March 31, 2022	$(14,373)

(1)	Additional disclosure is included in Note 6 – Derivatives.
(2)	Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income.

New Accounting Pronouncements – ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) contains practical expedients for reference rate reform-related activities, including the transition away from the London Interbank Offered Rate ("LIBOR"), that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In 2021, NNN elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. NNN continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

NNN had no derivative financial instruments outstanding as of March 31, 2022.

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

Note 2 – Real Estate:

Real Estate – Portfolio

Leases – At March 31, 2022, NNN’s real estate portfolio had a weighted average remaining lease term of 10.6 years and consisted of 3,285 leases classified as operating leases and an additional five leases accounted for as direct financing leases.

The following is a summary of the general structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. Generally, the Property leases provide for initial terms of 10 to 20 years. The Properties are generally leased under net leases, pursuant to which the tenant typically bears responsibility for substantially all property costs and expenses associated with ongoing maintenance, repair, replacement and operation of the property, including utilities, property taxes and property and liability insurance. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses of the Property. NNN's leases provide for annual base rental payments (generally payable in monthly installments), and generally provide for limited increases in rent as a result of (i) increases in the Consumer Price Index, (ii) fixed increases, or, to a lesser extent, (iii) increases in the tenant’s sales volume.

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

Real Estate Portfolio – NNN's real estate consisted of the following at (dollars in thousands):

	March 31, 2022	December 31, 2021
Land and improvements(1)	$2,556,405	$2,527,483
Buildings and improvements	6,536,540	6,375,583
Leasehold interests	355	355
	9,093,300	8,903,421
Less accumulated depreciation and amortization	(1,517,047)	(1,470,062)
	7,576,253	7,433,359
Work in progress for buildings and improvements	11,811	7,277
Accounted for using the operating method	7,588,064	7,440,636
Accounted for using the direct financing method	3,579	3,653
	$7,591,643	$7,444,289

(1)	Includes $8,070 and $8,979 in land for Properties under construction at March 31, 2022 and December 31, 2021, respectively.

NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended March 31,
	2022	2021
Rental income from operating leases	$184,311	$173,583
Earned income from direct financing leases	151	158
Percentage rent	701	104
Real estate expense reimbursement from tenants	4,600	5,353
	$189,763	$179,198

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

For the quarters ended March 31, 2022 and 2021, NNN recognized ($1,206,000) and ($8,445,000), respectively, of accrued rental income, net of reserves. Included in accrued rental income are the impacts of the rent deferral lease amendments NNN entered into as a result of the COVID-19 pandemic. During the quarters ended March 31, 2022 and 2021, NNN recorded ($1,780,000) and ($9,381,000), respectively, of net straight-line accrued rental income related to such amendments.

At March 31, 2022 and December 31, 2021, the balance of accrued rental income was $30,727,000 and $31,942,000, respectively, net of allowance of $4,351,000 and $4,587,000, respectively.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	March 31, 2022	December 31, 2021
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,335	$15,335
Less: accumulated amortization	(10,993)	(10,821)
Above-market in-place leases, net	$4,342	$4,514

In-place leases	$121,431	$122,069
Less: accumulated amortization	(74,480)	(73,345)
In-place leases, net	$46,951	$48,724

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$41,160	$41,705
Less: accumulated amortization	(27,214)	(27,447)
Below-market in-place leases, net	$13,946	$14,258

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the quarters ended March 31, 2022 and 2021, were $140,000 and $162,000, respectively. The value of in-place leases amortized to expense for the quarters ended March 31, 2022 and 2021, was $1,773,000 and $1,800,000, respectively.

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

	March 31, 2022	December 31, 2021(1)
Land and improvements	$546	$6,440
Building and improvements	1,192	4,313
	1,738	10,753
Less accumulated depreciation and amortization	(714)	(1,331)
Less impairment	(462)	(3,865)
	$562	$5,557

Number of Properties	2	2

(1)	Both properties classified as held for sale as of December 31, 2021 were sold during the quarter ended March 31, 2022.

Real Estate – Dispositions

The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended March 31,
	2022		2021
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	10	$3,992	11	$4,281

Real Estate – Commitments

NNN has committed to fund construction on 13 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of March 31, 2022, are outlined in the table below (dollars in thousands):

Total commitment(1)	$38,889
Less amount funded	19,881
Remaining commitment	$19,008

(1)	Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

Real Estate – Impairments

NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These indicators include, but are not limited to: changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, properties reclassified as held for sale, persistent vacancies greater than one year, and properties leased to tenants in bankruptcy. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, with cash flows provided over the entire term. NNN generally intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to the COVID-19 pandemic alone was determined not to be an indicator of impairment.

As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended March 31,
	2022	2021
Total real estate impairments, net of recoveries	$1,632	$2,131

Number of Properties:
Vacant	3	6
Occupied	2	1

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

Note 3 – Line of Credit Payable:

In June 2021, NNN amended and restated its credit agreement to increase the borrowing capacity under its unsecured revolving credit facility from $900,000,000 to $1,100,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). The Credit Facility had no weighted average outstanding balance during the quarter ended March 31, 2022. The Credit Facility matures in June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility bears interest at LIBOR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of March 31, 2022, there was no outstanding balance and $1,100,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.

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

Note 5 – Stockholders' Equity:

Universal Shelf Registration Statement – In August 2020, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.

Preferred Stock – In October 2021, NNN redeemed all outstanding depositary shares (13,800,000) representing interests in its 5.200% Series F preferred stock. The Series F preferred stock was redeemed at $25.00 per depositary share, plus all accrued and unpaid dividends through, but not including, the redemption date, for an aggregate redemption price of $25.111944 per depositary share. The excess carrying amount of the Series F preferred stock redeemed over the cash paid to redeem the Series F preferred stock was $10,897,000, representing issuance costs which is reflected as a reduction to earnings attributable to common stockholders.

At-The-Market Offerings – Under NNN's shelf registration statement, NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM program:

2020 ATM
Established date	August 2020
Termination date	August 2023
Total allowable shares	17,500,000
Total shares issued as of March 31, 2022	1,599,304

The following table outlines the common stock issuances pursuant to NNN's ATM equity program for the quarter ended March 31, 2021 (dollars in thousands, except per share data):

Shares of common stock	30,000
Average price per share (net)	$38.59
Net proceeds	$1,158
Stock issuance costs(1)	$75

(1)	Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

There were no common stock issuances pursuant to NNN's ATM equity program for the quarter ended March 31, 2022.

Dividend Reinvestment and Stock Purchase Plan – In February 2021, NNN filed a shelf registration statement that was automatically effective with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP"), which permits NNN to issue up to 6,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended March 31,
	2022	2021
Shares of common stock	17,571	15,769
Net proceeds	$748	$569

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2022	2021
Series F preferred stock(1):
Dividends	$—	$4,485
Per depositary share	—	0.3250

Common stock:
Dividends	92,751	90,848
Per share	0.5300	0.5200

(1)	The Series F preferred stock was redeemed in October 2021.

In April 2022, NNN declared a dividend of $0.5300 per share, which is payable in May 2022 to its common stockholders of record as of April 29, 2022.

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

As of March 31, 2022, $14,373,000 remained in other comprehensive income (loss) related to NNN’s previously terminated interest rate hedges. During the quarters ended March 31, 2022 and 2021, NNN reclassified out of other comprehensive income (loss) $583,000 and $1,368,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $2,398,000 will be reclassified as an increase in interest expense from these terminated derivatives. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at March 31, 2022.

Note 7 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at March 31, 2022 and December 31, 2021, approximate fair value based upon current market prices of comparable instruments (Level 3). At March 31, 2022 and December 31, 2021, the fair value of NNN’s notes payable excluding unamortized discount and debt costs was $3,624,822,000 and $4,032,757,000, respectively, based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 8 – Subsequent Events:

NNN reviewed its subsequent events and transactions that have occurred after March 31, 2022, the date of the interim condensed consolidated balance sheet.

There were no reportable subsequent events or transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2021 ("2021 Annual Report"). The terms “NNN” and the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries.

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

Additional information related to these risks and uncertainties are included in "Item 1A. Risk Factors" of NNN's 2021 Annual Report.

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

As of March 31, 2022, NNN owned 3,271 Properties, with an aggregate gross leasable area of approximately 33,545,000 square feet, located in 48 states, with a weighted average remaining lease term of 10.6 years. Approximately 99 percent of the Properties were leased as of March 31, 2022.

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

NNN continues to maintain its diversification by tenant, geography and tenant's line of trade. NNN’s largest line of trade concentrations are the convenience store (17.5%), automotive service (12.6%) and restaurant (including full and limited service) (18.9%) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

As of March 31, 2022 and 2021, the Property Portfolio remained at least 98 percent leased and had a weighted average remaining lease term of approximately 11 years. High occupancy levels coupled with a net lease structure, provides enhanced probability of maintaining operating earnings.

Additional information related to NNN is included in "Item 1. Business" of NNN's 2021 Annual Report.

Impact of COVID-19 on NNN’s Business

NNN and certain of NNN's tenants were impacted by the COVID-19 pandemic which resulted in the loss of revenue for certain tenants and challenged their ability to pay rent.

As a result, during 2021 and 2020, NNN entered into rent deferral lease amendments with certain tenants for rent originally due for the years ending December 31, 2021 and 2020, which require the deferred rents to be repaid at a later time during the lease term. Substantially all remaining deferred rent will come due periodically by December 31, 2023.

The following table outlines the rent deferred and corresponding scheduled repayment of the COVID-19 rent deferral lease amendments (dollars in thousands):

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

While NNN's rent collections have returned to pre-pandemic levels, NNN's operations and those of NNN's tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Historical rent collections and rent relief requests may not be indicative of collections and requests in the future. Depending on macroeconomic conditions and their impact on a tenant's business and operations, deferred rents may be difficult to collect.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio:

	March 31, 2022	December 31, 2021	March 31, 2021
Properties Owned:
Number	3,271	3,223	3,161
Total gross leasable area (square feet)	33,545,000	32,753,000	32,717,000
Properties:
Leased and unimproved land	3,245	3,191	3,106
Percent of Properties – leased and unimproved land	99%	99%	98%
Weighted average remaining lease term (years)	10.6	10.6	10.6
Total gross leasable area (square feet) – leased	33,258,000	32,395,000	31,910,000

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent(1)
	Lines of Trade	March 31, 2022	December 31, 2021	March 31, 2021
1.	Convenience stores	17.5%	17.9%	18.0%
2.	Automotive service	12.6%	12.3%	10.7%
3.	Restaurants – full service	9.7%	9.8%	10.2%
4.	Restaurants – limited service	9.2%	9.4%	9.5%
5.	Family entertainment centers	6.2%	5.9%	6.0%
6.	Health and fitness	5.0%	5.2%	5.2%
7.	Theaters	4.4%	4.5%	4.4%
8.	Recreational vehicle dealers, parts and accessories	4.1%	3.9%	3.5%
9.	Equipment rental	3.1%	3.2%	3.1%
10.	Automotive parts	3.0%	3.0%	3.1%
11.	Home improvement	2.4%	2.5%	2.6%
12.	Wholesale clubs	2.4%	2.5%	2.5%
13.	Furniture	2.4%	1.7%	1.7%
14.	Medical service providers	2.0%	2.0%	2.1%
15.	General merchandise	1.6%	1.7%	1.7%
16.	Home furnishings	1.5%	1.5%	1.6%
17.	Consumer electronics	1.5%	1.5%	1.5%
18.	Travel plazas	1.5%	1.5%	1.5%
19.	Automobile auctions, wholesale	1.3%	1.3%	1.1%
20.	Drug stores	1.2%	1.3%	1.4%
	Other	7.4%	7.4%	8.6%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions. The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2022	2021
Acquisitions:
Number of Properties	59	29
Gross leasable area (square feet)(1)	879,000	355,000
Initial cash yield	6.2%	6.4%
Total dollars invested(2)	$210,823	$105,626

(1)	Includes additional square footage from completed construction on existing Properties.
(2)	Includes dollars invested in projects under construction or tenant improvements for each respective year.

NNN typically funds Property acquisitions either through borrowings under the Credit Facility or by issuing its debt or equity securities in the capital markets.

Property Dispositions. The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2022	2021
Number of properties	10	11
Gross leasable area (square feet)	81,000	96,000
Net sales proceeds	$20,074	$17,575
Net gain	$3,992	$4,281

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenue

General. During the quarter ended March 31, 2022, total revenues increased as compared to the same period in 2021, primarily due to scheduled rent increases and to the income generated from recently acquired Properties (See "Results of Operations - Property Analysis - Property Acquisitions").

The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended March 31,		Percent Increase
	2022	2021	(Decrease)
Rental Revenues(1)	$185,163	$173,845	6.5%
Real estate expense reimbursement from tenants	4,600	5,353	(14.1)%
Rental income	189,763	179,198	5.9%
Interest and other income from real estate transactions	516	580	(11.0)%
Total revenues	$190,279	$179,778	5.8%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").

Quarter Ended March 31, 2022 versus Quarter Ended March 31, 2021

Rental Income. Rental income increased for the quarter ended March 31, 2022, as compared to the same period in 2021. The increase is primarily due to scheduled rent increases based on increases in the Consumer Price Index and the income generated from Property acquisitions:

•
a partial period of Rental Revenue from NNN's 2022 acquisition of 59 Properties with an aggregate gross leasable area of approximately 879,000 square feet, and
•
a full period of Rental Revenue from NNN's 2021 acquisition of 156 Properties with aggregate gross leasable area of approximately 1,341,000 square feet.

Analysis of Expenses

General. Operating expenses increased for the quarter ended March 31, 2022, as compared to the same period in 2021, primarily due to the increase in executive retirement costs and depreciation and amortization. The following table summarizes NNN’s expenses (dollars in thousands):

	Quarter Ended March 31,		Percent Increase
	2022	2021	(Decrease)
General and administrative	$11,042	$11,748	(6.0)%
Real estate	7,198	7,725	(6.8)%
Depreciation and amortization	52,680	49,980	5.4%
Leasing transaction costs	88	38	131.6%
Impairment losses – real estate, net of recoveries	1,632	2,131	(23.4)%
Executive retirement costs	3,594	—	N/C
Total operating expenses	$76,234	$71,622	6.4%

Interest and other income	$(35)	$(65)	(46.2)%
Interest expense	36,699	34,587	6.1%
Loss on early extinguishment of debt	—	21,328	(100.0)%
Total other expenses	$36,664	$55,850	(34.4)%

As a percentage of total revenues:
General and administrative	5.8%	6.5%
Real estate	3.8%	4.3%

Quarter Ended March 31, 2022 versus Quarter Ended March 31, 2021

Depreciation and Amortization. Depreciation and amortization expenses increased for the quarter ended March 31, 2022, as compared to the same periods in 2021, primarily due to Property acquisitions subsequent to March 31, 2021.

Impairment Losses – real estate, net of recoveries. NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These indicators include, but are not limited to: changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, properties reclassified as held for sale, persistent vacancies greater than one year, and properties leased to tenants in bankruptcy. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN’s Property leases provide for initial terms of 10 to 20 years, with cash flows provided over the entire term. NNN generally intends to hold these assets for the long-term, therefore, a temporary change in cash flows due to the COVID-19 pandemic alone was determined not to be an indicator of impairment.

As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended March 31,
	2022	2021
Total real estate impairments, net of recoveries	$1,632	$2,131

Number of Properties:
Vacant	3	6
Occupied	2	1

For the quarters ended March 31, 2022 and 2021, real estate impairments, net of recoveries, was less than one percent of NNN's total assets for the respective periods as reported on the Condensed Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to retail tenants under long-term net leases, the inherent risks of owning commercial real estate, and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Executive retirement costs. In January 2022, as contemplated under the Company’s long-term executive succession planning process, NNN announced that Julian (“Jay”) Whitehurst will retire from employment with the Company as President and Chief Executive Officer on April 28, 2022. During the quarter ended March 31, 2022, NNN recorded executive retirement costs as a result of the accounting treatment for long-term incentive compensation related to Mr. Whitehurst’s Retirement and Transition Agreement.

Interest expense. Interest expense increased for the quarter ended March 31, 2022, as compared to the same periods in 2021. The following represents the primary changes in debt that have impacted interest expense (dollars in thousands):

Transaction	Effective Date	Principal	Stated Rate	Original Maturity
Issuance 2051 Notes	March 2021	$450,000	3.500%	April 2051
Redemption 2023 Notes	March 2021	(350,000)	3.300%	April 2023
Issuance 2052 Notes	September 2021	450,000	3.000%	April 2052

In addition, interest expense for the quarter ended March 31, 2021 includes $2,078,000 in connection with the early redemption of the 2023 Notes.

Loss on Early Extinguishment of Debt. As part of NNN's financing strategy, NNN may opt to redeem outstanding notes payable prior to the original maturity date. Upon an early redemption, notes are redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount, and (ii) accrued and unpaid interest. In March 2021, NNN redeemed the $350,000,000 3.300% notes payable that were due in April 2023 with a make-whole amount of $21,328,000. The make-whole amount is included in loss on early extinguishment of debt on the Condensed Consolidated Statement of Income and Comprehensive Income.

Liquidity and Capital Resources

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

NNN typically expects to fund short-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations and NNN's Credit Facility. As of March 31, 2022, NNN has $53,736,000 of cash and cash equivalents and $1,100,000,000 available for future borrowings under its Credit Facility.

Cash and Cash Equivalents. NNN's cash and cash equivalents includes the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN did not have restricted cash or cash held in escrow as of March 31, 2022 and December 31, 2021. The table below summarizes NNN’s cash flows (dollars in thousands):

	Quarter Ended March 31,
	2022	2021
Cash and cash equivalents:
Provided by operating activities	$164,338	$161,170
Used in investing activities	(189,643)	(88,512)
Used in financing activities	(92,281)	(28,663)
Increase (decrease)	(117,586)	43,995
Net cash at beginning of period	171,322	267,236
Net cash at end of period	$53,736	$311,231

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received primarily from Rental Revenue and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the quarters ended March 31, 2022 and 2021, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties as discussed in "Results of Operations - Property Analysis." NNN typically uses cash on hand or proceeds from its Credit Facility to fund the acquisition of its Properties.

Financing Activities. NNN’s financing activities for the quarter ended March 31, 2022, included the following significant transactions:

•
$748,000 from the issuance of 17,571 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"), and
•
$92,751,000 in dividends paid to common stockholders.

Material Cash Requirements

NNN's material cash requirements include (i) long-term debt maturities; (ii) interest on long-term debt; (iii) to a lesser extent, Property construction and other Property related costs that may arise; and (iv) common stock dividends (although all future distributions will be declared and paid at the discretion of the Board of Directors).

The table below presents material cash requirements related to NNN's long-term debt outstanding as of March 31, 2022 (dollars in thousands):

	Date of Obligation
	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt(1)	$3,810,447	$500	$9,947	$350,000	$400,000	$350,000	$2,700,000
Long-term debt – interest(2)	1,924,653	102,711	136,701	129,006	120,750	106,225	1,329,260
Total contractual cash obligations	$5,735,100	$103,211	$146,648	$479,006	$520,750	$456,225	$4,029,260

(1)	Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and note costs. See "Capital Structure".
(2)	Interest calculation on mortgage and notes payable based on stated rate of the principal amount. See "Capital Structure".

Property Construction. NNN has committed to fund construction on 13 Properties. The improvements of such Properties are estimated to be completed within 12 months. These construction commitments, at March 31, 2022, are outlined in the table below (dollars in thousands):

Total commitment(1)	$38,889
Less amount funded	19,881
Remaining commitment	$19,008

(1)	Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its Credit Facility, debt or equity financings and asset dispositions.

Properties. Generally, the Properties are leased under long-term triple net leases, which require the tenant to pay all property taxes and assessments, utilities, to maintain the interior and exterior of the property, and to carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates that the costs associated with these Properties, NNN's vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its Credit Facility or use other sources of capital in the event of significant capital expenditures or major repairs.

The lost revenues and increased property expenses resulting from vacant Properties or the inability to collect lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner.

As of March 31, 2022, NNN owned 26 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio.

Additionally, as of April 28, 2022, NNN had no tenants currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

NNN generally monitors the financial performance of its significant tenants on an ongoing basis.

Dividends. One of NNN’s primary objectives is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends, while retaining sufficient cash for reserves and working capital purposes, and maintaining its status as a REIT.

The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2022	2021
Series F preferred stock(1):
Dividends	$—	$4,485
Per depositary share	—	0.3250

Common stock:
Dividends	92,751	90,848
Per share	0.5300	0.5200

(1)	The Series F preferred stock was redeemed in October 2021.

In April 2022, NNN declared a dividend of $0.5300 per share which is payable in May 2022 to its common stockholders of record as of April 29, 2022.

Capital Structure

NNN has used, and expects to use in the future, various forms of debt and equity securities primarily to pay down or refinance its outstanding debt, to finance property acquisitions and to fund construction on its Properties.

The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	March 31, 2022	Percentage of Total	December 31, 2021	Percentage of Total
Mortgages payable	$10,515	0.3%	$10,697	0.3%
Notes payable	3,736,781	99.7%	3,735,769	99.7%
Total outstanding debt	$3,747,296	100.0%	$3,746,466	100.0%

Line of Credit Payable. In June 2021, NNN amended and restated its credit agreement to increase the borrowing capacity under its Credit Facility from $900,000,000 to $1,100,000,000 and amended certain other terms under the former Credit Facility. The Credit Facility had no weighted average outstanding balance during the quarter ended March 31, 2022. The Credit Facility matures June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility bears interest at LIBOR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of March 31, 2022, there was no outstanding balance and $1,100,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.

LIBOR is used as a reference rate for NNN’s revolving Credit Facility. On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Additionally, as of December 31, 2021, banks have ceased issuance of any new LIBOR based debt. NNN anticipates that LIBOR will continue to be available until June 30, 2023. For a discussion of the phase-out of LIBOR and its impact to NNN, see NNN's Annual Report on Form 10-K for the year ended December 31, 2021.

Universal Shelf Registration Statement. In August 2020, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities. Information related to NNN's publicly held debt and equity securities is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2021.

Debt Securities – Notes Payable. In 2021, NNN filed prospectus supplements to the prospectus contained in its August 2020 shelf registration statement and issued $450,000,000 aggregate principal amount of 3.500% notes due April 2051 (the “2051 Notes”) and $450,000,000 aggregate principal amount of 3.000% notes due April 2052 (the "2052 Notes" and, together with the 2051 Notes, the "Notes"). Each note issuance is summarized in the table below (dollar in thousands):

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
(4)

In October 2021, NNN used the net proceeds from the issuance of the 2052 Notes to redeem all of its 13,800,000 outstanding depositary shares, each representing a 1/100th interest in a share of its Series F preferred stock, with the remainder of the net proceeds used to fund property acquisitions and for general corporate purposes.

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

As a part of NNN's financing strategy, NNN may opt to redeem outstanding notes payable prior to the original maturity date. Upon early redemption, notes are redeemed at a price equal to 100% of the principal amount, plus (i) a make-whole amount, and (ii) accrued and unpaid interest. In March 2021, NNN redeemed the $350,000,000 3.300% notes payable that were due in April 2023 with a make-whole amount of $21,328,000. The make-whole amount is included in loss on early extinguishment of debt on the Condensed Consolidated Statement of Income and Comprehensive Income.

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

As of March 31, 2022, NNN had no outstanding shares of preferred stock.

At-The-Market Offerings. Under NNN's shelf registration statement, NNN established an ATM equity program which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM program:

2020 ATM
Established date	August 2020
Termination date	August 2023
Total allowable shares	17,500,000
Total shares issued as of March 31, 2022	1,599,304

The following table outlines the common stock issuances pursuant to NNN's ATM equity program for the quarter ended March 31, 2021 (dollars in thousands, except per share data):

Shares of common stock	30,000
Average price per share (net)	$38.59
Net proceeds	$1,158
Stock issuance costs(1)	$75

(1)	Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

There were no common stock issuances pursuant to NNN's ATM equity program for the quarter ended March 31, 2022.

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

	Quarter Ended March 31,
	2022	2021
Shares of common stock	17,571	15,769
Net proceeds	$748	$569

Critical Accounting Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of NNN’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the condensed consolidated financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on NNN’s consolidated financial statements. A summary of NNN’s critical accounting estimates are included in NNN’s 2021 Annual Report. NNN has not made any material changes to these policies during the periods covered by this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Refer to Note 1 to the March 31, 2022, condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate long-term debt which is used to finance NNN’s Property acquisitions and development activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt and periodically uses derivatives to hedge the interest rate risk of future borrowings. As of March 31, 2022, NNN had no outstanding derivatives.

NNN's variable rate Credit Facility:

•
as of March 31, 2022 and 2021, had no weighted average outstanding balance, and
•
had a zero outstanding balance at March 31, 2022 and 2021.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding. The table presents, by year of expected maturity, principal payments and related interest rates for debt obligations outstanding as of March 31, 2022. The table incorporates only those debt obligations that existed as of March 31, 2022, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would remain unchanged for the quarter ended March 31, 2022.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Principal Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Effective Interest Rate
2022	$500	5.23%	$—	—
2023	9,947	5.23%	—	—
2024	—	—	350,000	3.92%
2025	—	—	400,000	4.03%
2026	—	—	350,000	3.73%
Thereafter	—	—	2,700,000	3.57%	(3)
Total	$10,447	5.23%	$3,800,000	3.69%
Fair Value:
March 31, 2022	$10,447		$3,624,822
December 31, 2021	$10,611		$4,032,757

(1)	NNN's mortgages payable represent principal payments by year and exclude both unamortized premiums and debt costs.
(2)

Includes NNN’s notes payable, each exclude unamortized discounts and debt costs. The fair value is based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded on the over-the-counter market.

(3)	Weighted average effective interest rate for periods after 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer ("NNN's Chief Officers"), of the effectiveness as of March 31, 2022, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, NNN's Chief Officers concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 1A. Risk Factors.

There were no material changes in NNN's risk factors disclosed in Item 1A. Risk Factors in NNN's Annual Report on Form 10-K for the year ended December 31, 2021.

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

101.1

The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2022, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

104.	Cover Page Interactive Data File

	104.1	The cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101.
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

DATED this 3rd day of May, 2022.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Stephen A. Horn, Jr.
Stephen A. Horn, Jr.
Chief Executive Officer, President and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director