Form 10-Q
period 2022-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2022-11-02
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

178,732,789 shares of common stock, $0.01 par value, outstanding as of October 28, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Real estate portfolio	$7,826,292	$7,449,846
Cash and cash equivalents	3,277	171,322
Receivables, net of allowance of $664 and $782, respectively	2,978	3,154
Accrued rental income, net of allowance of $3,924 and $4,587, respectively	28,231	31,942
Debt costs, net of accumulated amortization of $21,085 and $19,377, respectively	5,858	7,443
Other assets	85,211	87,347
Total assets	$7,951,847	$7,751,054
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$47,500	$—
Mortgages payable, including unamortized premium and net of unamortized debt costs	10,151	10,697
Notes payable, net of unamortized discount and unamortized debt costs	3,738,843	3,735,769
Accrued interest payable	57,384	23,923
Other liabilities	91,037	79,002
Total liabilities	3,944,915	3,849,391

Equity:
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 178,731,891 and 175,635,792 shares issued and outstanding, respectively	1,788	1,757
Capital in excess of par value	4,804,856	4,662,714
Accumulated deficit	(786,526)	(747,853)
Accumulated other comprehensive income (loss)	(13,186)	(14,956)
Total stockholders’ equity of NNN	4,006,932	3,901,662
Noncontrolling interests	—	1
Total equity	4,006,932	3,901,663
Total liabilities and equity	$7,951,847	$7,751,054

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental income	$193,102	$180,024	$573,401	$537,226
Interest and other income from real estate transactions	369	333	1,132	1,920
	193,471	180,357	574,533	539,146
Operating expenses:
General and administrative	10,124	11,077	30,906	34,693
Real estate	5,875	6,521	19,246	20,865
Depreciation and amortization	56,388	50,976	166,512	151,831
Leasing transaction costs	96	86	260	146
Impairment losses – real estate, net of recoveries	971	4,781	7,221	14,647
Executive retirement costs	556	—	6,805	—
	74,010	73,441	230,950	222,182
Gain on disposition of real estate	5,889	9,473	10,656	17,935
Earnings from operations	125,350	116,389	354,239	334,899
Other expenses (revenues):
Interest and other income	(33)	(61)	(120)	(159)
Interest expense	36,962	33,518	110,400	101,190
Loss on early extinguishment of debt	—	—	—	21,328
	36,929	33,457	110,280	122,359
Net earnings	88,421	82,932	243,959	212,540
Loss attributable to noncontrolling interests	—	1	5	3
Net earnings attributable to NNN	88,421	82,933	243,964	212,543
Series F preferred stock dividends	—	(4,485)	—	(13,455)
Net earnings attributable to common stockholders	$88,421	$78,448	$243,964	$199,088
Net earnings per share of common stock:
Basic	$0.50	$0.45	$1.39	$1.14
Diluted	$0.50	$0.45	$1.38	$1.14
Weighted average number of common shares outstanding:
Basic	176,900,786	174,629,442	175,542,356	174,610,026
Diluted	177,367,710	174,738,903	175,993,907	174,716,053
Other comprehensive income:
Net earnings attributable to NNN	$88,421	$82,933	$243,964	$212,543
Amortization of interest rate hedges	595	565	1,770	2,494
Fair value of forward starting swaps	—	(1,584)	—	(1,584)
Comprehensive income attributable to NNN	89,016	81,914	245,734	213,453
Comprehensive loss attributable to noncontrolling interests	—	(1)	(5)	(3)
Total comprehensive income	$89,016	$81,913	$245,729	$213,450

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Quarter Ended September 30, 2022

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at June 30, 2022	$1,767	$4,705,479	$(777,939)	$(13,781)	$3,915,526	$—	$3,915,526
Net earnings	—	—	88,421	—	88,421	—	88,421
Dividends declared and paid:
$0.5500 per share of common stock	—	715	(97,008)	—	(96,293)	—	(96,293)
Issuance of common stock:
7,740 shares – director compensation	—	318	—	—	318	—	318
1,949 shares – stock purchase plan	—	88	—	—	88	—	88
2,084,305 shares – ATM equity program	21	97,535	—	—	97,556	—	97,556
12,800 restricted shares	—	—	—	—	—	—	—
Stock issuance costs	—	(1,304)	—	—	(1,304)	—	(1,304)
Amortization of deferred compensation	—	2,025	—	—	2,025	—	2,025
Amortization of interest rate hedges	—	—	—	595	595	—	595
Balances at September 30, 2022	$1,788	$4,804,856	$(786,526)	$(13,186)	$4,006,932	$—	$4,006,932

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

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Nine Months Ended September 30, 2022

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2021	$1,757	$4,662,714	$(747,853)	$(14,956)	$3,901,662	$1	$3,901,663
Net earnings	—	—	243,964	—	243,964	(5)	243,959
Dividends declared and paid:
$1.6100 per share of common stock	—	2,058	(282,637)	—	(280,579)	—	(280,579)
Issuance of common stock:
24,209 shares – director compensation	—	927	—	—	927	—	927
4,516 shares – stock purchase plan	—	200	—	—	200	—	200
2,801,778 shares – ATM equity program	28	129,121	—	—	129,149	—	129,149
232,751 restricted shares – net of forfeitures	3	(3)	—	—	—	—	—
Stock issuance costs	—	(1,879)	—	—	(1,879)	—	(1,879)
Amortization of deferred compensation	—	12,000	—	—	12,000	—	12,000
Amortization of interest rate hedges	—	—	—	1,770	1,770	—	1,770
Distributions to noncontrolling interests	—	—	—	—	—	(278)	(278)
Other	—	(282)	—	—	(282)	282	—
Balances at September 30, 2022	$1,788	$4,804,856	$(786,526)	$(13,186)	$4,006,932	$—	$4,006,932

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Nine Months Ended September 30, 2021

(dollars in thousands, except per share data)

(unaudited)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2020	$345,000	$1,753	$4,633,771	$(644,779)	$(16,445)	$4,319,300	$4	$4,319,304
Net earnings	—	—	—	212,543	—	212,543	(3)	212,540
Dividends declared and paid:
$0.9750 per depositary share of Series F preferred stock	—	—	—	(13,455)	—	(13,455)	—	(13,455)
$1.5700 per share of common stock	—	—	1,841	(274,550)	—	(272,709)	—	(272,709)
Issuance of common stock:
22,642 shares – director compensation	—	—	840	—	—	840	—	840
5,543 shares – stock purchase plan	—	—	251	—	—	251	—	251
30,000 shares – ATM equity program	—	1	1,233	—	—	1,234	—	1,234
287,207 restricted shares – net of forfeitures	—	3	(3)	—	—	—	—	—
Stock issuance costs	—	—	(253)	—	—	(253)	—	(253)
Amortization of deferred compensation	—	—	11,481	—	—	11,481	—	11,481
Amortization of interest rate hedges	—	—	—	—	2,494	2,494	—	2,494
Fair value of forward starting swaps	—	—	—	—	(1,584)	(1,584)	—	(1,584)
Balances at September 30, 2021	$345,000	$1,757	$4,649,161	$(720,241)	$(15,535)	$4,260,142	$1	$4,260,143

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$243,959	$212,540
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	166,512	151,831
Impairment losses – real estate, net of recoveries	7,221	14,647
Loss on early extinguishment of debt	—	21,328
Amortization of notes payable discount	1,262	1,718
Amortization of debt costs	3,533	4,022
Amortization of mortgages payable premium	(65)	(65)
Amortization of interest rate hedges	1,770	2,494
Settlement of forward starting swaps	—	(1,584)
Gain on disposition of real estate	(10,656)	(17,935)
Performance incentive plan expense	14,000	12,371
Performance incentive plan payment	(103)	(721)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in receivables	1,264	2,210
Decrease in accrued rental income	3,298	19,091
Increase in other assets	(822)	(167)
Increase in accrued interest payable	33,461	33,402
Increase (decrease) in other liabilities	641	(1,782)
Other	(4)	(250)
Net cash provided by operating activities	465,271	453,150
Cash flows from investing activities:
Proceeds from the disposition of real estate	50,919	71,805
Additions to real estate	(576,188)	(454,743)
Principal payments received on mortgages and notes receivable	412	386
Other	(1,951)	(1,604)
Net cash used in investing activities	(526,808)	(384,156)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Proceeds from line of credit payable	$344,000	$—
Repayment of line of credit payable	(296,500)	—
Repayment of mortgages payable	(494)	(469)
Proceeds from notes payable	—	881,172
Repayment of notes payable	—	(350,000)
Payment for early extinguishment of debt	—	(21,328)
Payment of debt issuance costs	(127)	(17,125)
Proceeds from issuance of common stock	131,407	3,325
Stock issuance costs	(1,879)	(274)
Payment of Series F preferred stock dividends	—	(13,455)
Payment of common stock dividends	(282,637)	(274,550)
Noncontrolling interests distributions	(278)	—
Net cash provided by (used in) financing activities	(106,508)	207,296
Net increase (decrease) in cash, cash equivalents and restricted cash	(168,045)	276,290
Cash, cash equivalents and restricted cash at beginning of period(1)	171,322	267,236
Cash, cash equivalents and restricted cash at end of period(1)	$3,277	$543,526
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$70,986	$59,834
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$1,770	$910
Work in progress accrual balance at end of period	$19,102	$6,264

(1)

Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN had no restricted cash and cash held in escrow at September 30, 2022 and 2021.

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

September 30, 2022
Property Portfolio:
Total Properties	3,349
Gross leasable area (square feet)	34,265,000
States	48
Weighted average remaining lease term (years)	10.4

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2022, may not be indicative of the results that may be expected for the year ending December 31, 2022. Amounts as of December 31, 2021, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2021.

COVID-19 Pandemic – During 2020 and 2021, NNN and its tenants were impacted by the novel strain of coronavirus and its variants ("COVID-19") pandemic which resulted in the loss of revenue for certain tenants and challenged their ability to pay rent. As a result, NNN entered into rent deferral lease amendments with certain tenants (See "Note 2 – Real Estate").

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

Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $547,000 and $215,000 in capitalized interest during the development period for the nine months ended September 30, 2022 and 2021, respectively, of which $273,000 and $87,000 was recorded during the quarters ended September 30, 2022 and 2021, respectively.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases, is valued by comparing the purchase price paid for a property after adjusting for existing in-place leases to the estimated fair value of the property as-if-vacant, determined as set forth above. This intangible asset is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off in that period. The value of tenant relationships is reviewed on individual transactions to determine if future value was derived from the acquisition.

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

During 2021 and 2020, NNN entered into rent deferral lease amendments with certain tenants, for an aggregate $4,758,000 and $52,019,000 of rent originally due for the years ended December 31, 2021 and 2020, respectively. The rent deferral lease amendments require the deferred rents to be repaid at a later time during the lease term. Approximately $31,776,000 of deferred rent was repaid in 2021 and approximately $11,561,000 of deferred rent was repaid during the nine months ended September 30, 2022. An additional $2,965,000 is due during the quarter ended December 31, 2022, with substantially all deferred rent due periodically by December 31, 2023.

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

As a result of the review of rental income collectability, no outstanding receivables and related accrued rent were written off during the nine months ended September 30, 2022 and 2021, and no additional tenants were deemed as cash basis for accounting purposes.

The following table summarizes those tenants classified as cash basis for accounting purposes as of:

	September 30,
	2022	2021
Number of tenants	8	11
Cash basis tenants as a percent of:
Total Properties	5.2%	5.6%
Total annual base rent(1)	7.1%	7.1%
Total gross leasable area	6.8%	7.4%

(1)	Based on annualized base rent for all leases in place for each respective period.

During the nine months ended September 30, 2022 and 2021, NNN recognized $46,631,000 and $37,999,000, respectively, of rental income from the tenants classified as cash basis for accounting purposes, of which $15,346,000 and $13,630,000 was recognized during the quarters ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022, three tenants were reclassified to accrual basis for accounting purposes due to their improved qualitative and/or quantitative credit factors. The impact of the reclassification was immaterial.

NNN includes an allowance for doubtful accounts in rental income on the Condensed Consolidated Statements of Income and Comprehensive Income.

Real Estate – Held for Sale – Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant and Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. At September 30, 2022 and December 31, 2021, NNN had recorded real estate held for sale of $4,181,000 (one property) and $5,557,000 (two properties), respectively in real estate portfolio on the Condensed Consolidated Balance Sheets. The two properties classified as held for sale as of December 31, 2021 were sold during the nine months ended September 30, 2022.

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

NNN had mortgages receivable of $1,633,000 and $2,023,000 included in other assets on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively, net of $104,000 and $129,000 allowance for credit loss, respectively. NNN measures the allowance for credit loss based on the fair value of the collateral and the historical collectability trend analysis over 15 years.

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

Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $38,145,000, as of September 30, 2022 and December 31, 2021, are included in notes payable on the Condensed Consolidated Balance Sheets net of accumulated amortization of $11,075,000 and $9,262,000, respectively.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and Diluted Earnings:
Net earnings attributable to NNN	$88,421	$82,933	$243,964	$212,543
Less: Series F preferred stock dividends	—	(4,485)	—	(13,455)
Net earnings available to NNN’s common stockholders	88,421	78,448	243,964	199,088
Less: Earnings allocated to unvested restricted shares	(135)	(180)	(471)	(509)
Net earnings used in basic and diluted earnings per share	$88,286	$78,268	$243,493	$198,579

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	177,881,613	175,607,905	176,510,417	175,530,702
Less: Unvested restricted shares	(246,116)	(340,725)	(292,433)	(323,808)
Less: Unvested contingent restricted shares	(734,711)	(637,738)	(675,628)	(596,868)
Weighted average number of shares outstanding used in basic earnings per share	176,900,786	174,629,442	175,542,356	174,610,026
Other dilutive securities	466,924	109,461	451,551	106,027
Weighted average number of shares outstanding used in diluted earnings per share	177,367,710	174,738,903	175,993,907	174,716,053

Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. NNN generally will not be subject to federal income tax on income it distributes to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. As of September 30, 2022, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 (dollars in thousands):

	Gain (Loss) on Cash Flow Hedges(1)
Beginning balance, December 31, 2021	$(14,956)
Reclassifications from accumulated other comprehensive income to net earnings	1,770	(2)
Ending balance, September 30, 2022	$(13,186)

(1)	Additional disclosure is included in Note 6 – Derivatives.
(2)	Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income.

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

NNN had no derivative financial instruments outstanding as of September 30, 2022.

Use of Estimates – Additional critical accounting policies of NNN include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities and are required to prepare the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant accounting policies include management’s estimates of the recoverability of the carrying value of long-lived assets and management's evaluation of the probability of outstanding and future lease payment collections. Actual results could differ from those estimates.

Reclassification – Certain items in the prior year's consolidated financial statements and notes to consolidated financial statements have been reclassified to conform the 2022 presentation.

Note 2 – Real Estate:

Real Estate – Portfolio

Leases – At September 30, 2022, NNN’s real estate portfolio had a weighted average remaining lease term of 10.4 years and consisted of 3,370 leases classified as operating leases and an additional five leases accounted for as direct financing leases.

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

Real Estate Portfolio – NNN's real estate consisted of the following at (dollars in thousands):

	September 30, 2022	December 31, 2021
Land and improvements(1)	$2,616,920	$2,527,483
Buildings and improvements	6,779,242	6,375,583
Leasehold interests	355	355
	9,396,517	8,903,421
Less accumulated depreciation and amortization	(1,610,018)	(1,470,062)
	7,786,499	7,433,359
Work in progress for buildings and improvements	32,183	7,277
Accounted for using the operating method	7,818,682	7,440,636
Accounted for using the direct financing method	3,429	3,653
Classified as held for sale	4,181	5,557
	$7,826,292	$7,449,846

(1)	Includes $21,543 and $8,979 in land for Properties under construction at September 30, 2022 and December 31, 2021, respectively.

NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental income from operating leases	$188,840	$175,833	$558,942	$522,787
Earned income from direct financing leases	148	154	449	469
Percentage rent	235	195	1,231	530
Real estate expense reimbursement from tenants	3,879	3,842	12,779	13,440
	$193,102	$180,024	$573,401	$537,226

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

For the nine months ended September 30, 2022 and 2021, NNN recognized ($3,298,000) and ($19,091,000), respectively, of net straight-line accrued rental income, net of reserves, of which ($655,000) and ($3,400,000) of such income, net of reserves was recorded during the quarters ended September 30, 2022 and 2021.

Included in accrued rental income are the net impacts of the rent deferred and corresponding scheduled repayments from the lease amendments NNN entered into as a result of the COVID-19 pandemic. During the nine months ended September 30, 2022 and 2021, NNN recorded ($4,710,000) and ($21,996,000), respectively, of net straight-line accrued rental income related to such amendments, of which ($1,201,000) and ($4,294,000) was recorded during the quarters ended September 30, 2022 and 2021.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	September 30, 2022	December 31, 2021
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,410	$15,335
Less: accumulated amortization	(11,339)	(10,821)
Above-market in-place leases, net	$4,071	$4,514

In-place leases	$124,310	$122,069
Less: accumulated amortization	(77,992)	(73,345)
In-place leases, net	$46,318	$48,724

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$41,371	$41,705
Less: accumulated amortization	(27,830)	(27,447)
Below-market in-place leases, net	$13,541	$14,258

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the nine months ended September 30, 2022 and 2021, were $410,000 and $430,000, respectively, of which $130,000 and $156,000 was recorded for the quarters ended September 30, 2022 and 2021, respectively. The value of in-place leases amortized to expense for the nine months ended September 30, 2022 and 2021, was $5,337,000 and $5,451,000, respectively, of which $1,793,000 and $1,840,000 was recorded for the quarters ended September 30, 2022 and 2021, respectively.

Real Estate – Dispositions

The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	8	$5,889	27	$9,473	26	$10,656	53	$17,935

Real Estate – Commitments

NNN has committed to fund construction on 19 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of September 30, 2022, are outlined in the table below (dollars in thousands):

Total commitment(1)	$103,875
Less amount funded	(53,726)
Remaining commitment	$50,149

(1)	Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

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

As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total real estate impairments, net of recoveries	$971	$4,781	$7,221	$14,647

Number of Properties:
Vacant	2	5	8	19
Occupied	1	2	6	10

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

Note 3 – Line of Credit Payable:

In June 2021, NNN amended and restated its credit agreement to increase the borrowing capacity under its unsecured revolving credit facility from $900,000,000 to $1,100,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $21,592,000 and a weighted average interest rate of 3.01% during the nine months ended September 30, 2022. The Credit Facility matures in June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility bears interest at LIBOR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of September 30, 2022, $47,500,000 was outstanding and $1,052,500,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.

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

Preferred Stock – In October 2021, NNN redeemed all outstanding depositary shares (13,800,000) representing interests in its 5.200% Series F preferred stock. The Series F preferred stock was redeemed at $25.00 per depositary share ($345,000,000), plus all accrued and unpaid dividends through, but not including, the redemption date, for an aggregate redemption price of $25.111944 per depositary share. The excess carrying amount of the Series F preferred stock redeemed over the cash paid to redeem the Series F preferred stock was $10,897,000, representing issuance costs which is reflected as a reduction to earnings attributable to common stockholders.

At-The-Market Offerings – Under NNN's shelf registration statement, NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM program:

2020 ATM
Established date	August 2020
Termination date	August 2023
Total allowable shares	17,500,000
Total shares issued as of September 30, 2022	4,401,082

The following table outlines the common stock issuances pursuant to NNN's ATM equity program (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2022	2021
Shares of common stock	2,801,778	30,000
Average price per share (net)	$45.42	$35.35
Net proceeds	$127,270	$1,061
Stock issuance costs(1)	$1,879	$173

(1)	Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan – In February 2021, NNN filed a shelf registration statement that was automatically effective with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP"), which permits NNN to issue up to 6,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Shares of common stock	51,567	46,666
Net proceeds	$2,258	$2,012

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Series F preferred stock(1):
Dividends	$—	$4,485	$—	$13,455
Per depositary share	—	0.3250	—	0.9750

Common stock:
Dividends	97,008	92,731	282,637	274,550
Per share	0.5500	0.5300	1.6100	1.5700

(1)	The Series F preferred stock was redeemed in October 2021.

In October 2022, NNN declared a dividend of $0.5500 per share, which is payable in November 2022 to its common stockholders of record as of October 31, 2022.

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

As of September 30, 2022, $13,186,000 remained in other comprehensive income (loss) related to NNN’s previously terminated interest rate hedges. During the nine months ended September 30, 2022 and 2021, NNN reclassified out of other comprehensive income (loss) $1,770,000 and $2,494,000, respectively, of which $595,000 and $565,000 was reclassified during the quarters ended September 30, 2022 and 2021, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $2,447,000 will be reclassified as an increase in interest expense from these terminated derivatives. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

NNN does not use derivatives for trading or speculative purposes. NNN had no derivative financial instruments outstanding at September 30, 2022.

Note 7 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at September 30, 2022 and December 31, 2021, approximate fair value based upon current market prices of comparable instruments (Level 3). At September 30, 2022 and December 31, 2021, the fair value of NNN’s notes payable excluding unamortized discount and debt costs was $3,113,546,000 and $4,032,757,000, respectively, based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded.

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

As of September 30, 2022, NNN owned 3,349 Properties, with an aggregate gross leasable area of approximately 34,265,000 square feet, located in 48 states, with a weighted average remaining lease term of 10.4 years. Approximately 99 percent of the Properties were leased as of September 30, 2022.

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

NNN continues to maintain its diversification by tenant, geography and tenant's line of trade. NNN’s largest line of trade concentrations are the restaurant (including full and limited service) (18.4%), convenience store (16.7%), and automotive service (13.6%) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

As of September 30, 2022 and 2021, the Property Portfolio remained at least 99 percent leased and had a weighted average remaining lease term of approximately 10 years. High occupancy levels coupled with a net lease structure, provides enhanced probability of maintaining operating earnings.

Additional information related to NNN is included in "Item 1. Business" of NNN's 2021 Annual Report.

Impact of COVID-19 on NNN’s Business

NNN and certain of NNN's tenants were impacted by the COVID-19 pandemic which resulted in the loss of revenue for certain tenants and challenged their ability to pay rent.

As a result, during 2021 and 2020, NNN entered into rent deferral lease amendments with certain tenants for rent originally due for the years ended December 31, 2021 and 2020, which require the deferred rents to be repaid at a later time during the lease term. Substantially all deferred rent will come due periodically by December 31, 2023.

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

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio:

	September 30, 2022	December 31, 2021	September 30, 2021
Properties Owned:
Number	3,349	3,223	3,195
Total gross leasable area (square feet)	34,265,000	32,753,000	33,005,000
Properties:
Leased and unimproved land	3,328	3,191	3,149
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	10.4	10.6	10.6
Total gross leasable area (square feet) – leased	34,096,000	32,395,000	32,380,000

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent(1)
	Lines of Trade	September 30, 2022	December 31, 2021	September 30, 2021
1.	Convenience stores	16.7%	17.9%	17.6%
2.	Automotive service	13.6%	12.3%	12.1%
3.	Restaurants – full service	9.4%	9.8%	9.9%
4.	Restaurants – limited service	9.0%	9.4%	9.0%
5.	Family entertainment centers	6.0%	5.9%	5.9%
6.	Health and fitness	4.9%	5.2%	5.1%
7.	Theaters	4.3%	4.5%	4.5%
8.	Recreational vehicle dealers, parts and accessories	4.1%	3.9%	4.0%
9.	Equipment rental	3.2%	3.2%	3.2%
10.	Automotive parts	2.9%	3.0%	3.1%
11.	Wholesale clubs	2.4%	2.5%	2.5%
12.	Home improvement	2.4%	2.5%	2.5%
13.	Furniture	2.3%	1.7%	1.7%
14.	Medical service providers	1.9%	2.0%	2.1%
15.	General merchandise	1.6%	1.7%	1.7%
16.	Consumer electronics	1.5%	1.5%	1.5%
17.	Home furnishings	1.5%	1.5%	1.5%
18.	Travel plazas	1.5%	1.5%	1.5%
19.	Automobile auctions, wholesale	1.3%	1.3%	1.3%
20.	Drug stores	1.2%	1.3%	1.3%
	Other	8.3%	7.4%	8.0%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions. The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Acquisitions:
Number of Properties	52	49	154	107
Gross leasable area (square feet)(1)	613,000	561,000	1,840,000	1,090,000
Initial cash yield	6.3%	6.4%	6.2%	6.5%
Total dollars invested(2)	$223,138	$246,843	$587,730	$455,404

(1)	Includes additional square footage from completed construction on existing Properties.
(2)	Includes dollars invested in projects under construction or tenant improvements for each respective period.

NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") or by issuing its debt or equity securities in the capital markets.

Property Dispositions. The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of properties	8	27	26	53
Gross leasable area (square feet)	96,000	220,000	271,000	523,000
Net sales proceeds	$21,195	$30,522	$49,174	$70,971
Net gain	$5,889	$9,473	$10,656	$17,935

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenue

General. During the quarter and nine months ended September 30, 2022, total revenues increased as compared to the same periods in 2021, primarily due to the income generated from recently acquired Properties (see "Results of Operations – Property Analysis – Property Acquisitions").

The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Rental Revenues(1)	$189,223	$176,182	7.4%	$560,622	$523,786	7.0%
Real estate expense reimbursement from tenants	3,879	3,842	1.0%	12,779	13,440	(4.9)%
Rental income	193,102	180,024	7.3%	573,401	537,226	6.7%
Interest and other income from real estate transactions	369	333	10.8%	1,132	1,920	(41.0)%
Total revenues	$193,471	$180,357	7.3%	$574,533	$539,146	6.6%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").

Quarter and Nine Months Ended September 30, 2022 versus Quarter and Nine Months Ended September 30, 2021

Rental Income. Rental income increased for the quarter and nine months ended September 30, 2022, as compared to the same periods in 2021. The increase is primarily due to income generated from Property acquisitions and, to a lesser extent, scheduled rent increases based on increases in the Consumer Price Index. Property acquisitions include:

•
a partial period of Rental Revenue from NNN's 2022 acquisition of 154 Properties with an aggregate gross leasable area of approximately 1,840,000 square feet, and
•
a full period of Rental Revenue from NNN's 2021 acquisition of 156 Properties with an aggregate gross leasable area of approximately 1,341,000 square feet.

Analysis of Expenses

General. Operating expenses increased for the quarter and nine months ended September 30, 2022, as compared to the same periods in 2021. The following table summarizes NNN’s expenses (dollars in thousands):

	Quarter Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
General and administrative	$10,124	$11,077	(8.6)%	$30,906	$34,693	(10.9)%
Real estate	5,875	6,521	(9.9)%	19,246	20,865	(7.8)%
Depreciation and amortization	56,388	50,976	10.6%	166,512	151,831	9.7%
Leasing transaction costs	96	86	11.6%	260	146	78.1%
Impairment losses – real estate, net of recoveries	971	4,781	(79.7)%	7,221	14,647	(50.7)%
Executive retirement costs	556	—	NC	6,805	—	NC
Total operating expenses	$74,010	$73,441	0.8%	$230,950	$222,182	3.9%

Interest and other income	$(33)	$(61)	(45.9)%	$(120)	$(159)	(24.5)%
Interest expense	36,962	33,518	10.3%	110,400	101,190	9.1%
Loss on early extinguishment of debt	—	—	NC	—	21,328	(100.0)%
Total other expenses	$36,929	$33,457	10.4%	$110,280	$122,359	(9.9)%

As a percentage of total revenues:
General and administrative	5.2%	6.1%	5.4%	6.4%
Real estate	3.0%	3.6%	3.3%	3.9%

Quarter and Nine Months Ended September 30, 2022 versus Quarter and Nine Months Ended September 30, 2021

General and Administrative. General and administrative expenses decreased in amount and as a percentage of total revenues for the quarter and nine months ended September 30, 2022, as compared to the same periods in 2021. The decrease is primarily attributable to a decrease in compensation costs resulting from executive retirement.

Real Estate. Real estate expenses decreased primarily due to owning fewer vacant properties for the quarter and nine months ended September 30, 2022, as compared to the same periods in 2021.

Depreciation and Amortization. Depreciation and amortization expenses increased for the quarter and nine months ended September 30, 2022, as compared to the same periods in 2021, primarily due to Property acquisitions subsequent to September 30, 2021.

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

As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total real estate impairments, net of recoveries	$971	$4,781	$7,221	$14,647

Number of Properties:
Vacant	2	5	8	19
Occupied	1	2	6	10

For the quarter and nine months ended September 30, 2022 and 2021, real estate impairments, net of recoveries, was less than one percent of NNN's total assets for the respective periods as reported on the Condensed Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to retail tenants under long-term net leases, the inherent risks of owning commercial real estate, and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Executive Retirement Costs. In April 2022, Julian (“Jay”) Whitehurst retired from employment with the Company as President and Chief Executive Officer, as contemplated under the Company’s long-term executive succession planning process and as previously announced in January 2022. During the quarter and nine months ended September 30, 2022, NNN recorded executive retirement costs in connection with the long-term incentive compensation related to Mr. Whitehurst’s retirement and transition agreement.

Interest Expense. Interest expense increased for the quarter and nine months ended September 30, 2022, as compared to the same periods in 2021. The following represents the primary changes in fixed rate long-term debt that impacted interest expense (dollars in thousands):

Transaction	Effective Date	Principal	Stated Rate	Original Maturity
Issuance 2051 Notes	March 2021	$450,000	3.500%	April 2051
Redemption 2023 Notes	March 2021	(350,000)	3.300%	April 2023
Issuance 2052 Notes	September 2021	450,000	3.000%	April 2052

Interest expense for the nine months ended September 30, 2021 also includes $2,078,000 in connection with the early redemption of the 2023 Notes.

In addition to the transactions outlined in the table above, the Credit Facility had a weighted average outstanding balance of $21,592,000 with a weighted average interest rate of 3.01% for the nine months ended September 30, 2022 compared to no weighted average outstanding balance for the nine months ended September 30, 2021.

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

NNN typically expects to fund short-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations and NNN's Credit Facility. As of September 30, 2022, NNN had $3,277,000 of cash and cash equivalents and $1,052,500,000 available for future borrowings under its Credit Facility.

Cash and Cash Equivalents. NNN's cash and cash equivalents includes the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. NNN did not have restricted cash or cash held in escrow as of September 30, 2022 and December 31, 2021. The table below summarizes NNN’s cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents:
Provided by operating activities	$465,271	$453,150
Used in investing activities	(526,808)	(384,156)
Provided by (used in) financing activities	(106,508)	207,296
Increase (decrease)	(168,045)	276,290
Net cash at beginning of period	171,322	267,236
Net cash at end of period	$3,277	$543,526

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received primarily from Rental Revenue and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the nine months ended September 30, 2022 and 2021, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties as discussed in "Results of Operations – Property Analysis." NNN typically uses cash on hand or proceeds from its Credit Facility to fund the acquisition of its Properties.

Financing Activities. NNN’s financing activities for the nine months ended September 30, 2022, included the following significant transactions:

•
$47,500,000 in net borrowings from NNN's Credit Facility, and
•
$127,270,000 from the issuance of 2,801,778 shares of common stock in connection with the at-the-market ("ATM") equity program, and
•
$2,258,000 from the issuance of 51,567 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"), and
•
$282,637,000 in dividends paid to common stockholders.

Material Cash Requirements

NNN's material cash requirements include (i) long-term debt maturities; (ii) interest on long-term debt; (iii) to a lesser extent, Property construction and other Property related costs that may arise; and (iv) common stock dividends (although all future distributions will be declared and paid at the discretion of the Board of Directors).

The table below presents material cash requirements related to NNN's long-term debt outstanding as of September 30, 2022 (dollars in thousands):

	Date of Obligation
	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt(1)	$3,810,117	$170	$9,947	$350,000	$400,000	$350,000	$2,700,000
Long-term debt – interest(2)	1,856,175	34,233	136,701	129,006	120,750	106,225	1,329,260
Credit Facility	47,500	—	—	—	47,500	—	—
Total contractual cash obligations	$5,713,792	$34,403	$146,648	$479,006	$568,250	$456,225	$4,029,260

(1)	Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and debt costs. See "Capital Structure".
(2)	Interest calculation on mortgage and notes payable based on stated rate of the principal amount. See "Capital Structure".

Property Construction. NNN has committed to fund construction on 19 Properties. The improvements of such Properties are estimated to be completed within 12 months. These construction commitments, at September 30, 2022, are outlined in the table below (dollars in thousands):

Total commitment(1)	$103,875
Less amount funded	(53,726)
Remaining commitment	$50,149

(1)	Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

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

As of September 30, 2022, NNN owned 21 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio.

Additionally, as of October 28, 2022, approximately less than one percent of total properties, and approximately less than one percent of aggregate gross leasable area held in the Property Portfolio, was leased to two tenants currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

NNN generally monitors the financial performance of its significant tenants on an ongoing basis.

Dividends. One of NNN’s primary objectives is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends, while retaining sufficient cash for reserves and working capital purposes, and maintaining its status as a REIT.

The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Series F preferred stock(1):
Dividends	$—	$4,485	$—	$13,455
Per depositary share	—	0.3250	—	0.9750

Common stock:
Dividends	97,008	92,731	282,637	274,550
Per share	0.5500	0.5300	1.6100	1.5700

(1)	The Series F preferred stock was redeemed in October 2021.

In October 2022, NNN declared a dividend of $0.5500 per share which is payable in November 2022 to its common stockholders of record as of October 31, 2022.

Capital Structure

NNN has used, and expects to use in the future, various forms of debt and equity securities primarily to pay down or refinance its outstanding debt, to finance property acquisitions and to fund construction on its Properties.

The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	September 30, 2022	Percentage of Total	December 31, 2021	Percentage of Total
Line of credit payable	$47,500	1.2%	$—	—
Mortgages payable	10,151	0.3%	10,697	0.3%
Notes payable	3,738,843	98.5%	3,735,769	99.7%
Total outstanding debt	$3,796,494	100.0%	$3,746,466	100.0%

Line of Credit Payable. In June 2021, NNN amended and restated its credit agreement to increase the borrowing capacity under its Credit Facility from $900,000,000 to $1,100,000,000 and amended certain other terms under the former Credit Facility. The Credit Facility had a weighted average outstanding balance of $21,592,000 and a weighted average interest rate of 3.01% during the nine months ended September 30, 2022. The Credit Facility matures June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility bears interest at LIBOR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of September 30, 2022, $47,500,000 was outstanding and $1,052,500,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.

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

Equity Securities

Preferred Stock. In October 2021, NNN redeemed all outstanding depositary shares (13,800,000) representing interests in its 5.200% Series F preferred stock. The Series F preferred stock was redeemed at $25.00 per depositary share ($345,000,000), plus all accrued and unpaid dividends through, but not including, the redemption date, for an aggregate redemption price of $25.111944 per depositary share. The excess carrying amount of the Series F preferred stock redeemed over the cash paid to redeem the Series F preferred stock was $10,897,000, representing issuance costs which is reflected as a reduction to earnings attributable to common stockholders.

As of September 30, 2022, NNN had no outstanding shares of preferred stock.

At-The-Market Offerings. Under NNN's shelf registration statement, NNN established an ATM equity program which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM program:

2020 ATM
Established date	August 2020
Termination date	August 2023
Total allowable shares	17,500,000
Total shares issued as of September 30, 2022	4,401,082

The following table outlines the common stock issuances pursuant to NNN's ATM equity program (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2022	2021
Shares of common stock	2,801,778	30,000
Average price per share (net)	$45.42	$35.35
Net proceeds	$127,270	$1,061
Stock issuance costs(1)	$1,879	$173

(1)	Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

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

	Nine Months Ended September 30,
	2022	2021
Shares of common stock	51,567	46,666
Net proceeds	$2,258	$2,012

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

Recent Accounting Pronouncements

Refer to Note 1 to the September 30, 2022, condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate long-term debt which is used to finance NNN’s Property acquisitions and development activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt and periodically uses derivatives to hedge the interest rate risk of future borrowings. As of September 30, 2022, NNN had no outstanding derivatives.

As of September 30, 2022, NNN's variable rate Credit Facility had $47,500,000 outstanding, a weighted average outstanding balance of $21,592,000 and a weighted average interest rate of 3.01% compared to no weighted average outstanding balance for the same period in 2021.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding. The table presents, by year of expected maturity, principal payments and related interest rates for debt obligations outstanding as of September 30, 2022. The table incorporates only those debt obligations that existed as of September 30, 2022, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by less than one percent for the nine months ended September 30, 2022.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Effective Interest Rate
2022	$—	—	$170	5.23%	$—	—
2023	—	—	9,947	5.23%	—	—
2024	—	—	—	—	350,000	3.92%
2025	47,500	3.01%	—	—	400,000	4.03%
2026	—	—	—	—	350,000	3.73%
Thereafter	—	—	—	—	2,700,000	3.57%	(3)
Total	$47,500	3.01%	$10,117	5.23%	$3,800,000	3.69%
Fair Value:
September 30, 2022	$47,500		$10,117		$3,113,546
December 31, 2021	$—		$10,611		$4,032,757

(1)	NNN's mortgages payable represent principal payments by year and exclude both unamortized premiums and debt costs.
(2)

Includes NNN’s notes payable, each exclude unamortized discounts and debt costs. The fair value is based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded on the over-the-counter market.

(3)	Weighted average effective interest rate for periods after 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer ("NNN's Chief Officers"), of the effectiveness as of September 30, 2022, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, NNN's Chief Officers concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

101.1

The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2022, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

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

DATED this 2nd day of November, 2022.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Stephen A. Horn, Jr.
Stephen A. Horn, Jr.
Chief Executive Officer, President and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director