Form 10-K
period 2022-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2023-02-09
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2022, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $7,534,963,000 based upon the last reported sale price on the New York Stock Exchange on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this disclosure, shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.

The number of shares of common stock outstanding as of January 30, 2023 was 181,461,427.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of National Retail Properties, Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A.

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

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when NNN uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, NNN is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, NNN’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and NNN undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause NNN's actual results to differ materially from those presented in our forward-looking statements:

•
Changes in financial and economic conditions, including inflation may have an adverse impact on NNN, its tenants, and commercial real estate in general;
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
•
A natural disaster or impacts of weather or other event resulting in an uninsured loss may adversely affect the operations of NNN’s tenants and therefore the ability of NNN’s tenants to pay rent, NNN’s operating results and asset values of NNN’s property portfolio;
•
NNN’s ability to fully control the management of its net-leased properties may be limited;
•
Vacant properties or bankrupt tenants could adversely affect NNN’s business or financial condition;
•
Cybersecurity risks and cyber incidents as well as other significant disruptions of NNN’s information technology networks and related systems and resources, could adversely affect NNN's business, disrupt operations and expose NNN to liabilities to tenants, employees, capital providers, and other third parties;
•
Future investment in international markets could subject NNN to additional risks;
•
NNN may suffer a loss in the event of a default or bankruptcy of a borrower;
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

The common shares of National Retail Properties, Inc. are traded on the New York Stock Exchange (the "NYSE") under the ticker symbol "NNN."

Real Estate Assets

NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property"). NNN owned 3,411 Properties with an aggregate gross leasable area of approximately 35,010,000 square feet, located in 48 states, with a weighted average remaining lease term of 10.4 years as of December 31, 2022. Approximately 99 percent of the Properties were leased as of December 31, 2022.

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

Corporate Responsibility and Environmental, Social and Governance Matters (“ESG”)

NNN is focused on achieving success for its stockholders, providing a world-class working environment for NNN associates, enriching the community and preserving environmental resources. NNN operates its business in accordance with the highest ethical standards and strives to have the best-in-class corporate governance standards. Holding NNN to such standards is critical to the long-term success of NNN’s stockholders, associates, and community.

Sustainability Team. In 2022, NNN created a Sustainability Team, which reports directly to the Executive Vice President, General Counsel and Secretary, with direct oversight by the Governance and Nominating Committee of the Board of Directors. The Sustainability Team is comprised of a group of associates from a broad spectrum of seniority levels and departments of the Company, including but not limited to human resources, legal, asset management, lease administration, accounting, underwriting and acquisitions. The team has both internal and external projects, including, but not limited to engaging with NNN’s tenants on environmental data collection and property level sustainability.

Human Capital Development. As of January 31, 2023, the Company employed 77 associates, all of which are full-time. NNN’s success is dependent upon the dedication and hard work of NNN’s talented associates. NNN encourages continued professional and personal development of all associates by providing hundreds of hours of in-person and online training opportunities that touch all aspects of NNN’s business. NNN also has associate mentoring and training programs and formalized talent development programs at all levels of the Company. The success of NNN’s commitment to its associates is shown in the long tenure of NNN’s associates. The executive team, department heads, and senior managers average over 21 years of experience with NNN. In addition 47% of NNN’s associates have been with NNN for 10 years or longer. The institutional knowledge and long tenure of NNN’s associates is a true competitive advantage of the Company. In addition, the Company's gender make-up is comprised of 58% females and 42% males. NNN has adopted a Human Capital Policy which is available on the Company's website at www.nnnreit.com.

Total Rewards, Benefits & Work-Life Balance. NNN also focuses on additional benefits for its associates in an effort to make sure the associates are not only well compensated, but also engaged, developed and satisfied with their work-life balance. There are six key elements to NNN’s total rewards system: Compensation, Benefits, Wellness, Work-Life Balance, Professional Development and Recognition. NNN’s programs include, but are not limited to, a 401(k) plan with a company match, flexible work schedules, college saving plans, an educational assistance program, adoption benefits, flexible spending and health savings accounts, health and wellness events, and access to a state of the art online wellness platform. NNN has been the repeat recipient of numerous wellness awards, including the prestigious Cigna Well-Being Award.

Community Service and Partnerships. NNN cares about the communities in which its associates live and work. NNN stands behind a commitment to improving education, strengthening neighborhoods, and encouraging volunteer service. NNN actively promotes volunteering by its associates by organizing and sponsoring specific volunteer days throughout the year at various charities, including Ronald McDonald House of Central Florida and Give Kids the World. Associates are encouraged to volunteer on work days during work hours. In addition to NNN’s donation of time, NNN is also a meaningful financial donor to numerous charities in the Central Florida community, including the Boys and Girls Clubs of Central Florida and Elevate Orlando (a teacher mentor program for high risk urban youth that help young women and men graduate high school with a plan for the future).

Environmental Practices and Impact. As an owner of a large number of properties throughout the United States, it is important that NNN be a good corporate citizen and steward of the environment. NNN demonstrates its commitment to good stewardship of the environment in a variety of ways both at NNN’s headquarters and at NNN’s Properties across the country. Many of NNN's tenants have programs that address environmental stewardship of the Properties they occupy and control.

NNN Corporate Headquarters. NNN’s corporate headquarters building is ENERGY STAR® certified by meeting the strict energy performance standards set by the Environmental Protection Agency ("EPA"). As stated by the EPA, on average, ENERGY STAR certified buildings use 35 percent less energy and generate 35 percent fewer greenhouse gas emissions than typical buildings.

Property Portfolio. NNN’s Properties are generally leased to tenants under long-term triple net leases with typical lease terms of 30 to 40 years including base and option terms which gives NNN’s tenants exclusive control over and the ability to institute energy conservation and environmental management programs at the Properties. NNN’s tenants are overwhelmingly large companies with sophisticated conservation and sustainability programs. These programs limit the use of resources and limit the impact of the use of NNN’s Properties on the environment, including, but not limited to, implementing green building and lighting standards, and recycling programs. NNN’s leases also typically require the tenants to fully comply with all environmental laws, rules and regulations, including any remediation requirements. NNN’s risk management associates actively monitor any environmental conditions on NNN’s Properties to make sure that the tenants are meeting their obligations to remediate or remedy any open environmental matters. On all Properties that NNN acquires, NNN obtains an environmental assessment from a licensed environmental consultant to understand any environmental risks and liabilities associated with a Property and to ensure that the tenant will address any environmental issues on the Properties. Furthermore, NNN has in place a portfolio environmental insurance policy that covers substantially all of NNN’s Properties for certain environmental risks.

NNN’s form leases contain "green lease clauses" which require the tenants to report energy usage and emissions and NNN actively negotiates with tenants in all new acquisitions for their acceptance of green lease clauses.

Climate Preparedness. NNN regularly monitors the status of impending natural disasters and the impact of such disasters on the Property Portfolio. In the substantial majority of leases, NNN’s tenants are required to carry full replacement cost coverage on all improvements located on the Properties. For those Properties located in a nationally designated flood zone, NNN typically requires the tenants to carry flood insurance pursuant to the federal flood insurance program. For those Properties located in an area of high earthquake risk, NNN typically requires the tenants to carry earthquake insurance above what is typically covered in an extended coverage policy. In addition, NNN also carries a contingent extended coverage policy on the Property Portfolio, which also provides coverage for certain casualty events, including fire and windstorm. In cases where NNN’s tenants do not provide coverage, or if a Property is vacant, NNN carries the necessary direct insurance coverage.

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

NNN evaluates the creditworthiness of its significant current and prospective tenants. This evaluation may include reviewing available financial statements, store level financial performance, press releases, public credit ratings from major credit rating agencies, industry news publications and financial market data (debt and equity pricing). NNN may also evaluate the business and operations of its significant tenants, including past payment history and periodically meeting with senior management of certain tenants.

The operating strategies employed by NNN have allowed NNN to increase the annual dividend (paid quarterly) per common share for 33 consecutive years. NNN has the third longest record of consecutive annual dividend increases of all publicly traded REITs.

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

In evaluating a particular acquisition, management may consider a variety of factors, including but not limited to:

•
the location, visibility, accessibility, zoning and use restrictions of the property,
•
the geographic area and demographic characteristics of the community,
•
the local real estate market conditions, including potential for growth, redevelopment, market rents, and existing or potential competing properties or retailers,
•
the size, age and title status of the property,
•
the quality of construction and design and the current physical condition of the property,
•
the potential for, and current extent of, any environmental problems,
•
the purchase price,
•
the non-financial lease terms of the proposed acquisition,
•
the availability of funds or other consideration for the proposed acquisition and the cost thereof,
•
the compatibility of the property with NNN’s existing Property Portfolio,
•
the property-level operating history,
•
the financial and other characteristics of the existing tenant,
•
the tenant’s business plan, operating history and management team,
•
the tenant’s industry,
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

Financing Strategy

NNN’s financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating strategy while servicing its debt requirements, maintaining its investment grade credit ratings, staggering debt maturities and providing value to NNN's stockholders. NNN's capital resources have and will continue to include, if available, (i) proceeds from the issuance of public or private equity or debt capital market transactions; (ii) secured or unsecured borrowings from banks or other lenders; (iii) proceeds from the sale of Properties; and (iv) to a lesser extent, by internally generated funds as well as undistributed funds from operations. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

NNN typically expects to fund its short-term liquidity requirements, including investments in additional Properties, with cash and cash equivalents, cash provided from operations and advances from its unsecured revolving credit facility ("Credit Facility"). As of December 31, 2022, NNN had $2,505,000 of cash and cash equivalents and $933,800,000 was available for future borrowings under the Credit Facility.

As of December 31, 2022, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 40 percent and the ratio of secured debt to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 33 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur additional debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of debt that NNN may incur. Additionally, NNN may change its financing strategy.

Strategies and Policy Changes

Any of NNN’s strategies or policies described above may be changed at any time by NNN without notice to or a vote of NNN’s stockholders.

Property Portfolio

As of December 31, 2022, NNN owned 3,411 Properties with an aggregate gross leasable area of approximately 35,010,000 square feet, located in 48 states, with a weighted average remaining lease term of 10.4 years. Approximately 99 percent of total Properties were leased as of December 31, 2022.

The following table summarizes the Property Portfolio as of December 31, 2022 (in thousands):

	Size(1)			Total Dollars Invested(2)
	High	Low	Average	High	Low	Average
Land	6,586	5	101	$11,899	$5	$794
Building	179	1	10	45,286	30	2,090

(1)
Approximate square feet.
(2)
Costs vary depending upon size, improvements, local market conditions and other factors.

Leases

The following is a summary of the general structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. Generally, the Property leases provide for initial terms of 10 to 20 years. As of December 31, 2022, the weighted average remaining lease term of the Property Portfolio was approximately 10.4 years. The Properties are generally leased under triple-net leases, which require the tenant to pay all property taxes and assessments, to maintain the interior and exterior of the property, and to carry property and liability insurance coverage. NNN's leases provide for annual base rental payments (generally payable in monthly installments) ranging from $7,000 to $4,085,000 (average of $227,000), and generally provide for increases in rent as a result of increases in the Consumer Price Index ("CPI") or fixed increases.

Generally, NNN's leases provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions provided under the initial lease term. Some of the leases also provide that in the event NNN wishes to sell the Property subject to that lease, NNN first must offer the lessee the right to purchase the Property on the same terms and conditions as any offer which NNN intends to accept for the sale of the Property. See "Results of Operations – Property Analysis."

Governmental Regulations Affecting Properties

Property Environmental Considerations

Subject to a determination of the level of risk and potential cost of remediation, NNN may acquire a property with some level of environmental contamination. Investments in real property create a potential for substantial environmental liability for the owner of such property from the presence or discharge of hazardous materials on the property or the improper disposal of hazardous materials emanating from the property, regardless of fault. In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy which provides some environmental liability coverage for substantially all of the Properties. As a part of its acquisition due diligence process, NNN obtains an environmental site assessment for each property. In such cases where NNN intends to acquire a property where some level of contamination may exist, NNN generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance to address environmental conditions at the property. NNN may incur costs if the seller or tenant does not comply with these requirements.

As of January 30, 2023, NNN had 71 Properties currently under some level of environmental remediation and/or monitoring. In general, the responsible party (which may include the seller, a previous owner, the tenant or an adjacent or former land owner) is liable for the cost of the environmental remediation for each of these Properties.

Americans with Disabilities Act of 1990 and Similar Local and State Laws

The Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the "ADA"). The tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of January 30, 2023, NNN had not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.

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

Additional Information

NNN’s corporate headquarters are located at 450 South Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265–7348.

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

Additional information on NNN’s website includes the guiding policies adopted by NNN, which include NNN’s Corporate Governance Guidelines, Code of Business Conduct Policy and Whistleblower Policy, as well as NNN’s stance on corporate governance and risk management, social responsibility and environmental practices and their impact in the Corporate Responsibility and Sustainability Report.

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

Risks Related to NNN’s Business and Operations

Changes in financial and economic conditions, including inflation may have an adverse impact on NNN, its tenants, and commercial real estate in general.

Financial and economic conditions can be challenging and volatile and any worsening of such conditions, including any disruption in the capital markets, or an inflationary economic environment, both real or anticipated, could adversely affect NNN’s business and results of operations. Such conditions could also affect the financial condition of NNN’s tenants, developers, borrowers, lenders or the institutions that hold NNN’s cash balances and short-term investments, which may expose NNN to increased risks of default by these parties.

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

As of December 31, 2022, approximately,

•
54.1% of the Property Portfolio annual base rent is generated from tenants in five retail lines of trade: full-service and limited-service restaurants (18.0%), convenience stores (16.5%), automotive service (13.7%) and family entertainment centers (5.9%),
•
19.5% of the Property Portfolio annual base rent is generated from five tenants: 7-Eleven (4.7%), Mister Car Wash (4.4%), Camping World (3.9%), LA Fitness (3.4%) and GPM Investments (convenience stores) (3.1%), and
•
41.0% of the Property Portfolio annual base rent is generated from properties located in five states: Texas (17.1%), Florida (8.8%), Illinois (5.3%), Ohio (5.2%) and Georgia (4.6%).

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

A natural disaster or impacts of weather or other event resulting in an uninsured loss may adversely affect the operations of NNN’s tenants and therefore the ability of NNN’s tenants to pay rent, NNN’s operating results and asset values of NNN’s Property Portfolio.

The impacts of a natural disaster or weather event on NNN’s Property Portfolio are highly uncertain. Such impacts may result from natural disasters, including floods, droughts, wind and fire. The Properties are generally covered by comprehensive liability, fire, and extended insurance coverage. NNN believes that the insurance carried on its Properties is adequate and in accordance with industry standards. There are, however, types of losses (such as from hurricanes, floods, earthquakes or other types of natural disasters or wars, terrorism or other acts of violence) which may be uninsurable, self-insured by tenants, or the cost of insuring against these losses may not be economically justifiable in the opinion of tenants or NNN. If an uninsured loss occurs or a loss exceeds policy limits, NNN could lose both its invested capital and anticipated revenues from the Property, thereby reducing NNN’s cash flow and asset value.

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

As of December 31, 2022, NNN owned 21 vacant, un-leased Properties, which accounted for approximately one percent of total Properties held in the Property Portfolio. NNN is actively marketing these Properties for sale or lease but may not be able to sell or lease these Properties on favorable terms or at all. As of January 30, 2023, less than one percent of total Properties, and less than one percent of aggregate gross leasable area held in the Property Portfolio, was leased to one tenant that is currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, this tenant has the right to reject or affirm their leases with NNN.

Cybersecurity risks and cyber incidents as well as other significant disruptions of NNN’s information technology networks and related systems and resources, could adversely affect NNN's business, disrupt operations and expose NNN to liabilities to tenants, employees, capital providers, governmental regulators, and other third parties.

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

NNN faces risks associated with security breaches through cyber-attacks or cyber-intrusions, malware, computer viruses and malicious codes, ransomware, attachments to e-mail, unauthorized access attempts, denial of service attacks, phishing, social engineering, persons with access to systems inside NNN’s organization, and other significant disruptions of NNN’s information technology networks and related systems. The risk of a security breach has generally increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques, tools and tactics used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, NNN may be unable to anticipate these techniques or to implement adequate security barriers, disaster recovery or other preventative or corrective measures, and thus it is impossible for NNN to entirely counteract this risk or fully mitigate the harms after such an attack.

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

NNN’s ability to conduct its business may be impaired if its information technology networks, systems or resources, including its websites or e-mail systems, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, fraud, intentional penetration or disruption of its information technology resources by:

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

In addition, the costs of maintaining adequate protection against data security threats, based on considerations of their evolution, increasing sophistication, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to NNN’s financial position, results of operations, cash flows, and the market price of NNN's common stock in a particular period or over various periods.

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

As of December 31, 2022, NNN held mortgages receivable of $1,530,000, which represented less than one percent of total assets. If a borrower defaults on a mortgage or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the collateral may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN’s loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets and are typically subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. If a borrower defaults on the debt senior to NNN’s loan, or in the event of the bankruptcy of a borrower, NNN’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to NNN’s loans exists, the presence of intercreditor arrangements may limit NNN’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

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

NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Nearly all of NNN’s debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities range between 2023 and 2052. NNN's ability to make these scheduled principal payments may be adversely impacted by NNN’s inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive which would have an adverse impact on NNN’s business, financial condition and results of operations.

The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition.

As of December 31, 2022, NNN had outstanding debt, including mortgages payable of $9,964,000, total unsecured notes payable of $3,739,890,000 and $166,200,000 outstanding on the Credit Facility. NNN’s organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional debt and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN’s financial condition and results of operations, as well as NNN’s ability to pay principal and interest on the outstanding debt or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations.

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

As of December 31, 2022, NNN had approximately $3,916,054,000 of outstanding debt, of which approximately $9,964,000 was secured debt. NNN’s unsecured debt instruments contain various restrictive covenants which include, among others, provisions restricting NNN’s ability to:

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

NNN may be subject to known or unknown environmental liabilities and risks, including but not limited to liabilities and risks resulting from the existence of hazardous materials on or under Properties owned by NNN.

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

As of January 30, 2023, NNN had 71 Properties currently under some level of environmental remediation and/or monitoring. In general, the responsible party (which may include the seller, a previous owner, the tenant or an adjacent or former land owner) is liable for the cost of the environmental remediation for each of these Properties.

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

In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy which provides environmental insurance coverage for substantially all of its Properties. However, the policy is subject to exclusions and limitations and does not cover all of the Properties owned by NNN. For those Properties covered under the policy, insurance may not fully compensate NNN for any environmental liability. NNN has no assurance that the insurer on its environmental insurance policy will be able to meet its obligations under the policy. NNN may not desire to renew the environmental insurance policy in place upon expiration or a replacement policy may not be available at a reasonable cost, if at all.

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

To maintain its status as a REIT for United States federal income tax purposes, NNN must meet certain requirements on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN’s funds are otherwise needed to fund expenditures or debt service requirements. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, so long as it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2022, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

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

NNN’s charter, with certain exceptions, authorizes NNN’s Board of Directors to take such actions as are necessary and desirable to preserve NNN’s qualification as a REIT while NNN so qualifies. Unless exempted by the Board of Directors, for so long as NNN qualifies as a REIT, NNN’s charter prohibits, among other limitations on ownership and transfer of shares of NNN’s stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of NNN’s outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of NNN’s shares of stock. The Board of Directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the Board of Directors may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of NNN’s qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the Board of Directors determines that it is no longer in NNN’s best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for NNN to continue to so qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for NNN's common stock or otherwise be in the best interest of NNN’s stockholders.

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

The Properties, as commercial facilities, are required to comply with the ADA. NNN's tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of January 30, 2023, NNN had not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.

General Risks

NNN's loss of key management personnel could adversely affect performance and the value of its securities.

NNN is dependent on the efforts of its key management. The executive team, department heads, and senior managers average over 21 years of experience with NNN. Competition for senior management personnel can be intense and NNN may not be able to retain its key management. Although NNN believes qualified replacements could be found for any departures of key management, the loss of their services could adversely affect NNN's performance and the value of its securities.

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

An epidemic or pandemic could have a material and adverse effect on or cause disruption to NNN’s business or financial condition, results of operations, cash flows and the market value and trading price of NNN's securities due to, among other factors:

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

The rapid development and fluidity of an epidemic or pandemic precludes any prediction as to the ultimate adverse impact on NNN. Nevertheless, an epidemic or pandemic would present a material uncertainty and risk with respect to NNN’s performance, business or financial condition, results of operations and cash flows. While NNN's leases generally do not allow tenants to withhold rent if the tenants are not operating on its Properties, some tenants may pay rent under protest, not pay rent at all, request rent deferrals, and assert legal or equitable claims in the courts that such tenants are not obligated to pay rent while closed or while operating at reduced capacity, because of an epidemic or pandemic. While NNN believes such claims would be without merit it has no assurances on how courts would rule on such claims, if any.

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

Even if NNN remains qualified for taxation as a REIT, NNN is subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. Any increase of these taxes would decrease earnings and cash available for distribution to stockholders. In addition, in order to meet certain REIT qualification requirements, NNN may elect to own some of its assets in a TRS.

Adverse legislative or regulatory tax changes could reduce NNN’s earnings and cash flow and the market value of NNN’s securities.

At any time, the federal and state tax laws or the administrative interpretations of those laws may change. Any such changes may have current and retroactive effects, and could adversely affect NNN or its stockholders. Legislation could cause shares in non-REIT entities to be a more attractive investment to individual investors than shares in REITs, and could have an adverse effect on the value of NNN’s securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Please refer to Item 1. “Business" and Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

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

Performance Graphs.

Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“FNER”) and the S&P 500 Index (“S&P”) for the five-year period commencing December 31, 2017 and ending December 31, 2022. The graph assumes an investment of $100 on December 31, 2017.

Comparison to Five-Year Cumulative Total Return

Indexed Total Return
As of December 31, 2022
Index Value
220
200
180
160
140
120
100
80
60
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Period Ending
S&P 500
FNER
NNN

Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FNER and the S&P for the fifteen-year period commencing December 31, 2007 and ending December 31, 2022. The graph assumes an investment of $100 on December 31, 2007.

Comparison to Fifteen-Year Cumulative Total Return

Indexed Total Return
As of December 31, 2022
Index Value
500
450
400
350
300
250
200
150
100
50
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Period Ending
S&P 500
FNER
NNN

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

In January 2023, NNN declared dividends payable to its stockholders of $99,401,000, or $0.550 per share, of common stock.

Holders.

On January 30, 2023, there were 1,562 registered holders of record of NNN's common stock. Many of NNN's shares of common stock are held by brokers and institutions on behalf of stockholders, NNN is unable to estimate the total number of stockholders represented by these record holders.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Sale of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this annual report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on February 9, 2022.

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

NNN owned 3,411 Properties with an aggregate gross leasable area of approximately 35,010,000 square feet, located in 48 states, with a weighted average remaining lease term of 10.4 years as of December 31, 2022. Approximately 99 percent of the Properties were leased as of December 31, 2022.

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

NNN evaluates the creditworthiness of its significant current and prospective tenants. This evaluation may include reviewing available financial statements, store level financial performance, press releases, public credit ratings from major credit rating agencies, industry news publications and financial market data (debt and equity pricing). NNN may also evaluate the business and operations of its significant tenants, including past payment history and periodically meeting with senior management of certain tenants.

NNN continues to maintain its diversification by tenant, geography and tenant’s line of trade. NNN’s largest lines of trade concentrations are the restaurant (18.0%) (including full and limited service), convenience store (16.5%) and automotive service (13.7%) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

As of December 31, 2022, 2021 and 2020, the Property Portfolio remained at least 98 percent leased and had a weighted average remaining lease term of approximately 10 years. High occupancy levels coupled with a net lease structure, provides enhanced probability of maintaining operating earnings.

Impact of COVID-19 on NNN’s Business

Overview. Since March 2020, the evolution of the pandemic and worldwide spread of COVID-19 has had, and may continue to pose significant risk and uncertainty to the potential adverse effects to the economy and financial markets. See "Item 1A. Risk Factors."

As a result, the COVID-19 pandemic and the government reaction to it negatively affected almost every industry directly or indirectly. A number of NNN’s tenants experienced temporary closures of their operations which resulted in the continued loss of revenue and challenged their ability to pay rent. Certain of these NNN tenants requested adjustments to their lease terms during this pandemic. As a result, these economic hardships increased uncertainty with respect to the collectability of lease payments and had a negative effect on NNN's financial results, including increased accounts receivables and related allowances and recognizing revenue on a cash basis from certain of its tenants.

NNN entered into rent deferral lease amendments with certain tenants, for an aggregate $4,758,000 and $52,019,000 of rent originally due for the years ending December 31, 2021 and 2020, respectively, which require the deferred rents to be repaid at a later time during the lease term. As of December 31, 2022, an aggregate of approximately $49,561,000 or 87 percent of the deferred rent has been repaid to NNN. The remaining deferred rents are expected to be repaid and coming due periodically by December 31, 2025.

The following table outlines the rent deferred and corresponding scheduled repayment of the rent deferral lease amendments executed as of December 31, 2022 (dollars in thousands):

	Deferred				Scheduled Repayment
	Accrual Basis	Cash Basis	Total	% of Total	Accrual Basis	Cash Basis	Total	% of Total	Cumulative Total
2020	$33,594	$18,425	$52,019	91.7%	$3,239	$20	$3,259	5.7%	5.7%
2021	990	3,768	4,758	8.3%	25,935	5,841	31,776	56.0%	61.7%
2022	—	—	—	—	5,391	9,135	14,526	25.6%	87.3%
2023	—	—	—	—	19	3,334	3,353	5.9%	93.2%
2024	—	—	—	—	—	1,932	1,932	3.4%	96.6%
2025	—	—	—	—	—	1,931	1,931	3.4%	100.0%
	$34,584	$22,193	$56,777	100.0%	$34,584	$22,193	$56,777	100.0%

While NNN's rent collections have returned to pre-pandemic levels, NNN's operation and those of NNN's tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

The fair value estimate is sensitive to significant assumptions, such as establishing a range of relevant market assumptions for land, building and rent and where the acquired property falls within that range. These market assumptions for land, building and rent use the most relevant comparable properties for an acquisition. The final value relies upon ranking comparable properties' attributes from most similar to least similar.

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

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. NNN elected to make this policy election for COVID-19 lease concessions, provided in the rent deferral lease amendments effective during the years ended December 31, 2021 and 2020.

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

When NNN deems the collection of rental income from a tenant not probable, uncollected previously recognized rental revenue and any related accrued rent are reversed as a reduction to rental income and, subsequently, any rental income is only recognized when cash receipts are received. At this point, a tenant is deemed cash basis for accounting purposes.

NNN includes an allowance for doubtful accounts in rental income on the Consolidated Statements of Income and Comprehensive Income.

Real Estate – Held For Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant and Equipment, including management's intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months.

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

New Accounting Pronouncements. Refer to Note 1 of the December 31, 2022, Consolidated Financial Statements for a summary and the anticipated impact of each accounting pronouncement on NNN's financial position and results of operations.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio as of December 31:

	2022	2021	2020
Properties Owned:
Number	3,411	3,223	3,143
Total gross leasable area (square feet)	35,010,000	32,753,000	32,461,000
Properties:
Leased and unimproved land	3,390	3,191	3,096
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	10.4	10.6	10.7
Total gross leasable area (square feet) – leased	34,829,000	32,395,000	31,631,000

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2022:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2023	1.6%	83	889,000	2029	2.9%	82	1,032,000
2024	3.0%	90	1,439,000	2030	3.5%	107	1,207,000
2025	5.4%	187	1,986,000	2031	7.8%	186	2,704,000
2026	5.2%	219	2,162,000	2032	6.3%	221	2,358,000
2027	8.7%	240	3,637,000	Thereafter	50.5%	1,794	15,662,000
2028	5.1%	179	1,753,000

(1)
Based on the annualized base rent for all leases in place as of December 31, 2022.
(2)
Approximate square feet.

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent(1)
	Lines of Trade	2022	2021	2020
1.	Convenience stores	16.5%	17.9%	18.2%
2.	Automotive service	13.7%	12.3%	10.3%
3.	Restaurants – full service	9.1%	9.8%	10.5%
4.	Restaurants – limited service	8.9%	9.4%	9.7%
5.	Family entertainment centers	5.9%	5.9%	5.9%
6.	Health and fitness	4.9%	5.2%	5.3%
7.	Theaters	4.3%	4.5%	4.4%
8.	Recreational vehicle dealers, parts and accessories	4.1%	3.9%	3.5%
9.	Equipment rental	3.1%	3.2%	2.6%
10.	Automotive parts	2.6%	3.0%	3.1%
11.	Wholesale clubs	2.6%	2.5%	2.6%
12.	Drug stores	2.6%	1.3%	1.5%
13.	Home improvement	2.3%	2.5%	2.6%
14.	Furniture	2.3%	1.7%	1.7%
15.	Medical service providers	1.9%	2.0%	2.2%
16.	General merchandise	1.6%	1.7%	1.7%
17.	Consumer electronics	1.4%	1.5%	1.5%
18.	Home furnishings	1.4%	1.5%	1.6%
19.	Travel plazas	1.4%	1.5%	1.5%
20.	Automobile auctions, wholesale	1.3%	1.3%	1.1%
	Other	8.1%	7.4%	8.5%
		100.0%	100.0%	100.0%
(1)
Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2022:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	528	17.1%
2.	Florida	257	8.8%
3.	Illinois	164	5.3%
4.	Ohio	192	5.2%
5.	Georgia	167	4.6%
6.	North Carolina	163	4.0%
7.	Indiana	148	3.8%
8.	Tennessee	154	3.8%
9.	Virginia	119	3.6%
10.	California	76	3.5%
	Other	1,443	40.3%
		3,411	100.0%
(1)
Based on annualized base rent for all leases in place as of December 31, 2022.

Property Acquisitions. The following table summarizes the Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2022	2021	2020
Acquisitions:
Number of Properties	223	156	63
Gross leasable area (square feet)(1)	2,629,000	1,341,000	449,000
Cap rate(2)	6.4%	6.5%	6.5%
Total dollars invested(3)	$847,747	$555,415	$179,967
(1)
Includes additional square footage from completed construction on existing Properties.
(2)
The cap rate is a weighted average, calculated as the initial cash annual base rent divided by the total purchase price of the Properties.
(3)
Includes dollars invested in projects under construction or tenant improvements for each respective year.

NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") or by issuing its debt or equity securities in the capital markets.

Property Dispositions. The following table summarizes the Properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2022	2021	2020
Number of properties	33	74	38
Gross leasable area (square feet)	311,000	1,015,000	425,000
Net sales proceeds	$65,216	$122,018	$54,488
Net gain on disposition of real estate	$17,443	$23,094	$16,238
Cap rate(1)	5.9%	7.4%	6.1%
(1)
The cap rate is a weighted average, calculated as the cash annual base rent dividend by the total sale price of the properties.

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenue

General. NNN’s total revenues increased for the year ended December 31, 2022, as compared to the same periods ended in 2021 and 2020. The increase is primarily due to scheduled rent increases based on increases in the Consumer Price Index ("CPI") and to the income generated from newly acquired Properties. (See "Results of Operations – Property Analysis - Property Acquisitions").

The following summarizes NNN's revenues for each of the years ended December 31 (dollars in thousands):

	2022	2021	2020	2022 Versus 2021	2021 Versus 2020
Rental Revenues(1)	$753,816	$705,194	$640,754	6.9%	10.1%
Real estate expense reimbursement from tenants	17,802	18,665	18,039	(4.6)%	3.5%
Rental income	771,618	723,859	658,793	6.6%	9.9%
Interest and other income from real estate transactions	1,435	2,548	1,888	(43.7)%	35.0%
Total revenues	$773,053	$726,407	$660,681	6.4%	9.9%
(1)
Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").

Comparison of Revenues – 2022 versus 2021

Rental Income. Rental income increased for the year ended December 31, 2022, as compared to the same period in 2021. The increase is primarily due to Property acquisitions:

•
a partial year of Rental Revenue from 223 Properties with aggregate gross leasable area of approximately 2,629,000 square feet acquired in 2022, and
•
a full year of Rental Revenue from 156 Properties with aggregate gross leasable area of approximately 1,341,000 square feet acquired in 2021.

Analysis of Expenses

General. Operating expenses increased primarily due to the increase in depreciation expense resulting from the continued growth of NNN's Property Portfolio during the year ended December 31, 2022, as compared to the same period in 2021. The following summarizes NNN’s expenses for the year ended December 31 (dollars in thousands):

	2022	2021	2020	2022 Versus 2021	2021 Versus 2020
General and administrative	$41,695	$44,640	$38,161	(6.6)%	17.0%
Real estate	26,281	28,385	28,362	(7.4)%	0.1%
Depreciation and amortization	223,834	205,220	196,623	9.1%	4.4%
Leasing transaction costs	320	203	76	57.6%	167.1%
Impairment losses – real estate, net of recoveries	8,309	21,957	37,442	(62.2)%	(41.4)%
Executive retirement costs	7,520	—	1,766	N/C	(100.0)%
Total operating expenses	$307,959	$300,405	$302,430	2.5%	(0.7)%

Interest and other income	$(149)	$(216)	$(417)	(31.0)%	(48.2)%
Interest expense	148,065	137,874	129,431	7.4%	6.5%
Loss on early extinguishment of debt	—	21,328	16,679	(100.0)%	27.9%
Total other expenses	$147,916	$158,986	$145,693	(7.0)%	9.1%

As a percentage of total revenues:
General and administrative	5.4%	6.1%	5.8%
Real estate	3.4%	3.9%	4.3%

Comparison of Expenses – 2022 versus 2021

General and Administrative Expenses. General and administrative expenses decreased in amount and as a percentage of total revenues for the year ended December 31, 2022, as compared to the same period in 2021. The decrease in general and administrative expenses for the year ended December 31, 2022 is primarily attributable to a decrease in compensation costs as a result of executive retirement.

Real Estate. Real estate expenses decreased in amount and as a percentage of total revenues for the year ended December 31, 2022, as compared to the same period in 2021. NNN focuses on real estate expenses, net of reimbursements from tenants. NNN's net real estate expenses for the years ended December 31, 2022 and 2021 were $8,479,000 and $9,720,000, respectively.

Depreciation and Amortization. Depreciation and amortization expenses increased in amount for the year ended December 31, 2022, as compared to the same period in 2021. The increase in expense is primarily due to the acquisition of 223 Properties with an aggregate gross leasable area of approximately 2,629,000 square feet in 2022 and 156 Properties with an aggregate gross leasable area of 1,341,000 square feet in 2021.

Impairment Losses – Real Estate, Net of Recoveries. As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	2022	2021
Total real estate impairments, net of recoveries	$8,309	$21,957
Number of Properties:
Vacant	9	30
Occupied	7	12

For the years ended December 31, 2022 and 2021, real estate impairments, net of recoveries, was less than one percent of NNN's total assets for the respective periods as reported on the Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to retail tenants under long-term net leases, the inherent risks of owning commercial real estate, and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Executive Retirement Costs. In April 2022, the former President and Chief Executive Officer retired from employment, as contemplated under the Company's long-term executive succession planning process and as previously announced in January 2022. During the year ended December 31, 2022, NNN recorded executive retirement costs in connection with the long-term incentive compensation related to the retirement and transition agreement.

Interest Expense. Interest expense increased for the year ended December 31, 2022, compared to the same period in 2021. The following represents the primary changes in fixed rate long-term debt that impacted interest expense (dollars in thousands):

Transaction	Effective Date	Principal	Stated Interest Rate	Original Maturity Date
Issuance 2051 Notes	March 2021	$450,000	3.500%	April 2051
Redemption 2023 Notes	March 2021	(350,000)	3.300%	April 2023
Issuance 2052 Notes	September 2021	450,000	3.000%	April 2052

Interest expense for the year ended December 31, 2021 included $2,078,000 in connection with the early redemption of the 2023 Notes.

In addition to the transactions outlined above, the Credit Facility had a weighted average outstanding balance of $39,220,000 with a weighted average interest rate of 4.13% for the year ended December 31, 2022 compared to no weighted average outstanding balance for the year ended December 31, 2021.

Impact of Inflation

NNN’s leases typically contain provisions to mitigate the adverse impact of inflation on NNN’s results of operations. Tenant leases generally provide for limited increases in rent as a result of fixed increases, capped increases in the CPI, and/or, to a lesser extent, increases in the tenant’s sales volume. As a result of limitations on rent increases, during times when inflation is high, rent increases may not meet or exceed the rate of inflation.

Properties are leased to tenants under long-term, net leases which typically require the tenant to pay certain operating expenses for a Property, thus, NNN’s exposure to inflation is reduced with respect to these expenses. Inflation may have an adverse impact on NNN’s tenants and challenge their ability to meet lease obligations, including to pay rent. See "Item 1A. Risk Factors."

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

NNN typically expects to fund both its short-term and long-term liquidity requirements, including investments in additional Properties, with cash and cash equivalents, cash provided from operations and NNN’s Credit Facility. As of December 31, 2022, NNN had $2,505,000 of cash and cash equivalents and $933,800,000 was available for future borrowings under the Credit Facility. NNN may also fund liquidity requirements with new debt or equity issuances, although newly issued debt may be at higher interest rates than the rates on NNN’s existing debt outstanding. NNN has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these sources of liquidity and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

As of December 31, 2022, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 40 percent and the ratio of secured debt to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 33 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur additional debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of debt that NNN may incur. Additionally, NNN may change its financing strategy.

Cash Flows. NNN had $2,505,000 in cash and cash equivalents and $4,273,000 in restricted cash and cash held in escrow at December 31, 2022. As of January 30, 2023, NNN had utilized all restricted cash and cash held in escrow. The table below summarizes NNN’s cash flows for each of the years ended December 31 (dollars in thousands):

	2022	2021	2020
Cash, cash equivalents and restricted cash:
Provided by operating activities	$578,355	$568,425	$450,194
Used in investing activities	(777,631)	(432,177)	(142,816)
Provided by (used in) financing activities	34,732	(232,162)	(41,254)
Increase (decrease) in cash, cash equivalents and restricted cash	(164,544)	(95,914)	266,124
Cash, cash equivalents and restricted cash at the beginning of the year	171,322	267,236	1,112
Cash, cash equivalents and restricted cash at the end of the year	$6,778	$171,322	$267,236

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received primarily from Rental Revenues and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the years ended December 31, 2022, 2021 and 2020, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are primarily attributable to acquisitions and dispositions of Properties as discussed in "Results of Operations - Property Analysis." NNN typically uses cash on hand or proceeds from its Credit Facility to fund the acquisition of its Properties.

Financing Activities. NNN’s financing activities for the year ended December 31, 2022, included the following significant transactions:

•
$166,200,000 in net borrowings from NNN's Credit Facility,
•
$247,129,000 from the issuance of 5,473,072 shares of common stock in connection with the at-the-market ("ATM") equity program,
•
$3,082,000 from the issuance of 70,342 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”), and
•
$380,538,000 in dividends paid to common stockholders.

Material Cash Requirements

NNN's material cash requirements include (i) long-term debt maturities; (ii) interest on long-term debt; (iii) common stock dividends (although all future distributions will be declared and paid at the discretion of the Board of Directors); and (iv) to a lesser extent, Property construction and other Property related costs that may arise.

The table presents material cash requirements related to NNN's long-term debt outstanding as of December 31, 2022 (see "Capital Structure") (dollars in thousands):

	Date of Obligation
	Total	2023	2024	2025	2026	2027	Thereafter
Long-term debt(1)	$3,809,947	$9,947	$350,000	$400,000	$350,000	$400,000	$2,300,000
Long-term debt – interest(2)	1,821,942	136,701	129,006	120,750	106,225	91,233	1,238,027
Credit Facility	166,200	—	—	166,200	—	—	—
Total	$5,798,089	$146,648	$479,006	$686,950	$456,225	$491,233	$3,538,027

(1)
Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and debt costs.
(2)
Interest calculation on mortgage and notes payable based on stated rate of the principal amount.
Property Construction. NNN has committed to fund construction of 19 Properties. The improvements of such Properties are estimated to be completed within 12 months. These construction commitments, at December 31, 2022, are outlined in the table below (dollars in thousands):

Total commitment(1)	$117,640
Less amount funded	(44,093)
Remaining commitment	$73,547
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

As of December 31, 2022, NNN owned 21 vacant, un-leased Properties which accounted for less than one percent of total Properties held in the Property Portfolio.

Additionally, as of January 30, 2023, less than one percent of total properties, and less than one percent of aggregate gross leasable area held in the Property Portfolio, was leased to one tenant currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

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

The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (dollars in thousands, except per share data):

	2022	2021	2020
Dividends	$380,538	$367,291	$356,409
Per share	2.1600	2.1000	2.0700

The following table presents the characterizations for tax purposes of NNN's common stock dividends for the years ended December 31:

	2022		2021		2020
Ordinary dividends(1)	$2.156330	99.8301%	$1.615753	76.9406%	$1.659755	80.1814%
Nontaxable distributions	0.003670	0.1699%	0.484247	23.0594%	0.410245	19.8186%
	$2.160000	100.0000%	$2.100000	100.0000%	$2.070000	100.0000%
(1)
Eligible for the 20% qualified business income deduction under section 199A of the Code.

On January 13, 2023, NNN declared a dividend of $0.550 per share, payable February 15, 2023, to its common stockholders of record as of January 31, 2023.

Preferred Stock Distributions. Holders of NNN’s preferred stock issuances are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. NNN's 5.200% Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock") was redeemed in October 2021. (See "Capital Structure – Preferred Stock"). The following table presents the dividends declared and paid for the Series F Preferred Stock for the years ended December 31 (dollars in thousands, except per share data):

	2021	2020
Ordinary dividends	$14,999	$17,940
Per share(1)	1.086944	1.3000

(1)	Eligible for the 20% qualified business income deduction under section 199A of the Code.

As of December 31, 2022, NNN had no outstanding shares of preferred stock.

Capital Structure

NNN has used, and expects to use in the future, various forms of debt and equity securities primarily to pay down or refinance its outstanding debt, to finance property acquisitions and to fund construction on its Properties.

The following is a summary of NNN’s total outstanding debt as of December 31 (dollars in thousands):

	2022	Percentage of Total	2021	Percentage of Total
Line of credit payable	$166,200	4.2%	$—	—%
Mortgages payable	9,964	0.3%	10,697	0.3%
Notes payable	3,739,890	95.5%	3,735,769	99.7%
Total outstanding debt	$3,916,054	100.0%	$3,746,466	100.0%

Line of Credit Payable. In June 2021, NNN amended and restated its credit agreement to increase the borrowing capacity under its Credit Facility from $900,000,000 to $1,100,000,000 and amended certain other terms under the former Credit Facility. In December 2022, NNN entered into an amendment to the Credit Facility, to change the base interest rate from London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility had a weighted average outstanding balance of $39,220,000 and a weighted average interest rate of 4.13% during the year ended December 31, 2022. The Credit Facility matures in June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Consolidated Balance Sheet. As of December 31, 2022, there was $166,200,000 outstanding and $933,800,000 was available for future borrowings under the Credit Facility.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2022, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the debt under the Credit Facility to be accelerated and may impair NNN’s access to the debt and equity markets and limit NNN’s ability to pay dividends to its common and preferred stockholders, each of which would likely have a material adverse impact on NNN’s financial condition and results of operations.

Mortgages Payable. As of December 31, 2022 and 2021, NNN had mortgages payable, including unamortized premium and net of unamortized debt costs, of $9,964,000 and $10,697,000 respectively. The mortgages payable had an interest rate of 5.23% and matures July 2023. The loan is secured by a first lien on five of the Properties and the carrying value of the assets was $18,485,000 as of December 31, 2022. NNN anticipates using proceeds from NNN's Credit Facility to repay the mortgage payable in 2023.

Universal Shelf Registration Statement. In August 2020, NNN filed a shelf registration statement with the Commission which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.

Debt Securities – Notes Payable. Each of NNN’s outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2024	May 2014	$350,000	$707	$349,293	3.900%	3.924%	June 2024(4)
2025	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025(4)
2026	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026(4)
2027	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027(4)
2028	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028
2030	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052
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
(4)
The aggregate principal balance of the unsecured note maturities for the next five years is $1,500,000.

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

In accordance with the terms of the indentures pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2022, NNN was in compliance with those covenants. NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2022.

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

As of December 31, 2022, NNN had no outstanding shares of preferred stock.

At-The-Market Offerings. Under NNN's shelf registration statement, NNN has established an ATM which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's active ATM programs for the three years ended December 31, 2022:

	2020 ATM	2018 ATM
Established date	August 2020	February 2018
Termination date	August 2023	August 2020
Total allowable shares	17,500,000	12,000,000
Total shares issued as of December 31, 2022	7,072,376	11,272,034

The following table outlines the common stock issuances pursuant to NNN's ATM equity programs for the years ended December 31 (dollars in thousands, except per share data):

	2022	2021	2020
Shares of common stock	5,473,072	30,000	3,119,153
Average price per share (net)	$45.15	$33.65	$38.21
Net proceeds	$247,129	$1,009	$119,185
Stock issuance costs(1)	$3,761	$224	$2,130
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

	2022	2021	2020
Shares of common stock	70,342	62,577	138,507
Net proceeds	$3,082	$2,744	$5,092

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate long-term debt which is used to finance NNN’s Property acquisitions and development activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt and periodically uses derivatives to hedge the interest rate risk of future borrowings. As of December 31, 2022, NNN had no outstanding derivatives.

As of December 31, 2022, NNN's variable rate Credit Facility had $166,200,000 outstanding. For the year ended December 31, 2022, the Credit Facility had a weighted average outstanding balance of $39,220,000 and a weighted average interest rate of 4.13% compared to no weighted average outstanding balance for the same period in 2021.

The information in the table below summarizes NNN’s market risks associated with its outstanding debt obligations. The table presents, by year of expected maturity, principal payments and related interest rates for debt obligations outstanding as of December 31, 2022. The table incorporates only those debt obligations that existed as of December 31, 2022, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the year ended December 31, 2022.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Effective Interest Rate
2023	$—	—	$9,947	5.23%	$—	—
2024	—	—	—		350,000	3.92%
2025	166,200	4.13%	—	—	400,000	4.03%
2026	—	—	—	—	350,000	3.73%
2027	—	—	—	—	400,000	3.55%
Thereafter	—	—	—	—	2,300,000	3.58%	(3)
Total	$166,200	4.13%	$9,947	5.23%	$3,800,000	3.67%
Fair Value:
December 31, 2022	$166,200		$9,947		$3,140,774
December 31, 2021	$—		$10,611		$4,032,757

(1)
NNN's mortgages payable represent principal payments by year and exclude both unamortized premiums and debt costs.
(2)
Includes NNN’s notes payable, each exclude unamortized discounts and debt costs. The fair value is based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded on the over-the-counter market.
(3)
Weighted average effective interest rate for periods after 2027.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Retail Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited National Retail Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National Retail Properties, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item15(a) (collectively referred to as the “financial statements”) and our report dated February 9, 2023 expressed an unqualified opinion thereon.

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

February 9, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Retail Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2023 expressed an unqualified opinion thereon.

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

Valuation of Real Estate Acquisitions
Description of the Matter

As discussed in Note 1 of the consolidated financial statements, real estate asset acquisitions require allocation of consideration to the acquired tangible assets, consisting of land, building and tenant improvements and, if applicable, to identified intangible assets and liabilities, based on their respective fair values. For the year ended December 31, 2022, the Company completed $784 million of real estate acquisitions accounted for as asset acquisitions.

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

To test the estimated fair values of the Company’s acquired tangible assets and, if applicable, identified intangible assets and liabilities if we performed audit procedures that included, among others, reading the purchase agreements, assessing management’s valuation techniques and testing the completeness and accuracy of the underlying data used by the Company in its analysis. For certain acquisitions, we involved our real estate valuation specialists to evaluate management’s concluded value by benchmarking against comparable properties. We also compared certain of management’s assumptions to current and comparable industry information for land, building, building improvements and market rents.

Impairment of Held and Used Real Estate Assets
Description of the Matter

At December 31, 2022, held and used real estate assets were $8,021 million. As discussed in Notes 1 and 2 of the consolidated financial statements, the Company assesses held and used real estate assets for impairment when certain events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. When assessing for impairment, the Company first performs a recoverability test by comparing the undiscounted future cash flows of the real estate asset to the net carrying value. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of the asset, the Company determines the fair value of the real estate asset and recognizes an impairment loss if the carrying amount of the asset exceeds its fair value.

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

Orlando, Florida

February 9, 2023

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

ASSETS	December 31, 2022	December 31, 2021
Real estate portfolio, net of accumulated depreciation and amortization	$8,020,814	$7,449,846
Cash and cash equivalents	2,505	171,322
Restricted cash and cash held in escrow	4,273	—
Receivables, net of allowance of $708 and $782, respectively	3,612	3,154
Accrued rental income, net of allowance of $3,836 and $4,587, respectively	27,795	31,942
Debt costs, net of accumulated amortization of $21,663 and $19,377, respectively	5,352	7,443
Other assets	81,694	87,347
Total assets	$8,146,045	$7,751,054
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$166,200	$—
Mortgages payable, including unamortized premium and net of unamortized debt costs	9,964	10,697
Notes payable, net of unamortized discount and unamortized debt costs	3,739,890	3,735,769
Accrued interest payable	23,826	23,923
Other liabilities	82,663	79,002
Total liabilities	4,022,543	3,849,391
Commitments and contingencies (Note 15)
Equity:
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 181,424,670 and 175,635,792 shares issued and outstanding, respectively	1,815	1,757
Capital in excess of par value	4,928,034	4,662,714
Accumulated deficit	(793,765)	(747,853)
Accumulated other comprehensive income (loss)	(12,582)	(14,956)
Total stockholders’ equity of NNN	4,123,502	3,901,662
Noncontrolling interests	—	1
Total equity	4,123,502	3,901,663
Total liabilities and equity	$8,146,045	$7,751,054

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Rental income	$771,618	$723,859	$658,793
Interest and other income from real estate transactions	1,435	2,548	1,888
	773,053	726,407	660,681
Operating expenses:
General and administrative	41,695	44,640	38,161
Real estate	26,281	28,385	28,362
Depreciation and amortization	223,834	205,220	196,623
Leasing transaction costs	320	203	76
Impairment losses – real estate, net of recoveries	8,309	21,957	37,442
Executive retirement costs	7,520	—	1,766
	307,959	300,405	302,430
Gain on disposition of real estate	17,443	23,094	16,238
Earnings from operations	482,537	449,096	374,489
Other expenses (revenues):
Interest and other income	(149)	(216)	(417)
Interest expense	148,065	137,874	129,431
Loss on early extinguishment of debt	—	21,328	16,679
	147,916	158,986	145,693
Net earnings	334,621	290,110	228,796
Loss attributable to noncontrolling interests	5	3	3
Net earnings attributable to NNN	$334,626	$290,113	$228,799

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME – CONTINUED

(dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net earnings attributable to NNN	$334,626	$290,113	$228,799
Series F preferred stock dividends	—	(14,999)	(17,940)
Excess of redemption value over carrying value of preferred shares redeemed	—	(10,897)	—
Net earnings attributable to common stockholders	$334,626	$264,217	$210,859
Net earnings per share of common stock:
Basic	$1.89	$1.51	$1.22
Diluted	$1.89	$1.51	$1.22
Weighted average number of common shares outstanding:
Basic	176,403,656	174,710,921	172,109,713
Diluted	177,067,865	174,818,899	172,217,077
Other comprehensive income:
Net earnings attributable to NNN	$334,626	$290,113	$228,799
Amortization of interest rate hedges	2,374	3,073	2,300
Fair value of forward starting swaps	—	(1,584)	(7,617)
Comprehensive income attributable to NNN	337,000	291,602	223,482
Comprehensive loss attributable to noncontrolling interests	(5)	(3)	(3)
Total comprehensive income	$336,995	$291,599	$223,479

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2022, 2021 and 2020

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

Years Ended December 31, 2022, 2021 and 2020

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

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Years Ended December 31, 2022, 2021 and 2020

(dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2021	$1,757	$4,662,714	$(747,853)	$(14,956)	$3,901,662	$1	$3,901,663
Net earnings	—	—	334,626	—	334,626	(5)	334,621
Dividends declared and paid:
$2.1600 per share of common stock	—	2,765	(380,538)	—	(377,773)	—	(377,773)
Issuance of common stock:
33,013 shares – director compensation	—	1,244	—	—	1,244	—	1,244
7,235 shares – stock purchase plan	—	317	—	—	317	—	317
5,473,072 shares – ATM equity program	55	250,835	—	—	250,890	—	250,890
232,551 restricted shares – net of forfeitures	3	(3)	—	—	—	—	—
Stock issuance costs	—	(3,761)	—	—	(3,761)	—	(3,761)
Amortization of deferred compensation	—	14,205	—	—	14,205	—	14,205
Amortization of interest rate hedges	—	—	—	2,374	2,374	—	2,374
Distributions to noncontrolling interests	—	—	—	—	—	(278)	(278)
Other	—	(282)	—	—	(282)	282	—
Balances at December 31, 2022	$1,815	$4,928,034	$(793,765)	$(12,582)	$4,123,502	$—	$4,123,502

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$334,621	$290,110	$228,796
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	223,834	205,220	196,623
Impairment losses – real estate, net of recoveries	8,309	21,957	37,442
Loss on early extinguishment of debt	—	21,328	16,679
Amortization of notes payable discount	1,691	2,130	3,036
Amortization of debt costs	4,734	5,186	5,009
Amortization of mortgages payable premium	(87)	(85)	(85)
Amortization of interest rate hedges	2,374	3,073	2,300
Settlement of forward starting swaps	—	(1,584)	(13,141)
Gain on disposition of real estate	(17,443)	(23,094)	(16,238)
Performance incentive plan expense	17,330	14,491	14,479
Performance incentive plan payment	(103)	(721)	(846)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease (increase) in receivables	358	1,184	(1,464)
Decrease (increase) in accrued rental income	3,559	21,137	(26,027)
Decrease in other assets	424	1,589	488
Increase (decrease) in accrued interest payable	(97)	4,522	1,151
Increase (decrease) in other liabilities	(1,217)	2,279	1,986
Other	68	(297)	6
Net cash provided by operating activities	578,355	568,425	450,194
Cash flows from investing activities:
Proceeds from the disposition of real estate	66,962	123,052	53,254
Additions to real estate	(842,872)	(553,322)	(195,944)
Principal payments received on mortgages and notes receivable	521	486	374
Other	(2,242)	(2,393)	(500)
Net cash used in investing activities	(777,631)	(432,177)	(142,816)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Proceeds from line of credit payable	$688,000	$—	$311,000
Repayment of line of credit payable	(521,800)	—	(444,600)
Repayment of mortgages payable	(664)	(630)	(596)
Proceeds from notes payable	—	881,172	692,646
Repayment of notes payable	—	(350,000)	(325,000)
Payment for early extinguishment of debt	—	(21,328)	(16,679)
Payment of debt issuance costs	(199)	(17,814)	(7,941)
Proceeds from issuance of common stock	253,972	4,053	126,488
Stock issuance costs	(3,761)	(325)	(2,223)
Redemption of Series F preferred stock	—	(345,000)	—
Payment of Series F preferred stock dividends	—	(14,999)	(17,940)
Payment of common stock dividends	(380,538)	(367,291)	(356,409)
Noncontrolling interest distributions	(278)	—	—
Net cash provided by (used in) financing activities	34,732	(232,162)	(41,254)
Net increase (decrease) in cash, cash equivalents and restricted cash	(164,544)	(95,914)	266,124
Cash, cash equivalents and restricted cash at beginning of year(1)	171,322	267,236	1,112
Cash, cash equivalents and restricted cash at end of year(1)	$6,778	$171,322	$267,236
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$140,331	$123,376	$119,408
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$2,374	$1,489	$(5,317)
Work in progress accrual balance at the end of the period	$12,163	$7,695	$5,602
Mortgage receivable issued in connection with a real estate disposition	$—	$—	$3,000

(1)
Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Consolidated Balance Sheets. As of December 31, 2022, NNN had restricted cash of $4,273,000. NNN did not have restricted cash, including cash held in escrow as of December 31, 2021 and 2020.

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022, 2021 and 2020

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

December 31, 2022
Property Portfolio:
Total Properties	3,411
Gross leasable area (square feet)	35,010,000
States	48
Weighted average remaining lease term (years)	10.4

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

Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. For the years ended December 31, 2022, 2021 and 2020, NNN recorded $881,000, $328,000 and $1,388,000, respectively, in capitalized interest during development.

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

The fair value estimate is sensitive to significant assumptions, such as establishing a range of relevant market assumptions for land, building and rent and where the acquired property falls within that range. These market assumptions for land, building and rent use the most relevant comparable properties for an acquisition. The final value relies upon ranking comparable properties' attributes from most to least similar.

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

NNN completed $784,165,000 and $531,726,000 of real estate acquisitions during the year ended December 31, 2022 and 2021, respectively. Additionally, NNN invested $63,582,000 and $23,689,000 of work in progress and improvements during the year ended December 31, 2022 and 2021, respectively.

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

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. NNN elected to make this policy election for COVID-19 lease concessions, provided in the rent deferral lease amendments effective during the years ended December 31, 2021 and 2020.

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

When NNN deems the collection of rental income from a tenant not probable, uncollected previously recognized rental revenue and any related accrued rent are reversed as a reduction to rental income and, subsequently, any rental income is only recognized when cash receipts are received. At this point, a tenant is deemed cash basis for accounting purposes.

As a result of the review of lease payments collectability, NNN recorded a write-off of $21,792,000 of outstanding receivables and related accrued rent during the year ended December 31, 2020, and reclassified certain tenants as cash basis for accounting purposes. During the years ended December 31, 2022 and 2021, no additional tenants were deemed as cash basis for accounting purposes.

The following table summarizes those tenants classified as cash basis for accounting purposes as of December 31:

	2022	2021	2020
Number of tenants	8	11	13
Cash basis tenants as a percent of:
Total Properties	5.0%	5.5%	6.4%
Total annual base rent(1)	7.0%	7.0%	7.4%
Total gross leasable area	6.6%	7.3%	8.0%

(1)	Based on annualized base rent for all leases in place for each respective period.

During the years ended December 31, 2022, 2021 and 2020, NNN recognized $62,454,000, $52,129,000 and $4,722,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting purposes.

During the year ended December 31, 2022, three tenants were reclassified to accrual basis for accounting purposes due to their improved qualitative and/or quantitative credit factors. The impact of the reclassification was immaterial.

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

Real Estate – Held For Sale – Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, "Property, Plant and Equipment," including management's intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. At December 31, 2022 and 2021, NNN had recorded real estate held for sale of $786,000 (two properties) and $5,557,000 (two properties), respectively, in real estate portfolio on the Consolidated Balance Sheets. The two properties classified as held for sale as of December 31, 2021 were sold during the year ended December 31, 2022.

Real Estate Dispositions – When real estate is disposed, the related cost, accumulated depreciation or amortization and any accrued rental income for operating leases and the net investment for direct financing leases are removed from the accounts, and gains and losses from the dispositions are reflected in income. Gains from the disposition of real estate are generally recognized using the full accrual method in accordance with FASB, ASC 610-20, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" ("ASC 610-20"), provided that various criteria relating to the terms of the sale and any subsequent involvement by NNN with the real estate sold are met.

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

NNN held mortgages receivable, including accrued interest, of $1,530,000 and $2,023,000 included in other assets on the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively, net of $98,000 and $129,000 allowance for credit loss, respectively. NNN measures the allowance for credit loss based on the fair value of the collateral and the historical collectability trend analysis over 15 years.

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

Restricted Cash and Cash Held in Escrow – Restricted cash and cash held in escrow include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN. As of December 31, 2022 NNN held $4,273,000 in escrow and other restricted accounts. NNN had no restricted cash or cash held in escrow as of December 31, 2021.

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

Debt Costs – Mortgages Payable – Debt costs incurred in connection with NNN’s mortgages have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 at December 31, 2022 and 2021, are included in mortgages payable on the Consolidated Balance Sheets net of accumulated amortization of $142,000 and $125,000, respectively.

Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s unsecured notes have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. These costs of $38,145,000 at December 31, 2022 and 2021, respectively are included in notes payable on the Consolidated Balance Sheets net of accumulated amortization of $11,693,000 and $9,262,000, respectively.

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

The core principle of ASU 2014-09, “Revenue from Contracts with Customers" (Topic 606), is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of ASC 842. NNN determined the key revenue stream impacted by ASU 2014-09 is gain on disposition of real estate reported on the Consolidated Statements of Income and Comprehensive Income. In accordance with ASU 2014-09, NNN evaluates any separate contracts or performance obligations to determine proper timing and/or amount of revenue recognition, as well as, transaction price allocation.

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

	2022	2021	2020
Basic and Diluted Earnings:
Net earnings attributable to NNN	$334,626	$290,113	$228,799
Less: Series F preferred stock dividends	—	(14,999)	(17,940)
Less: Excess of redemption value over carrying value of preferred shares redeemed	—	(10,897)	—
Net earnings available to common stockholders	334,626	264,217	210,859
Less: Earnings allocated to unvested restricted shares	(514)	(689)	(698)
Net earnings used in basic and diluted earnings per share	$334,112	$263,528	$210,161

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	177,332,094	175,554,961	172,994,337
Less: Unvested restricted shares	(237,918)	(328,070)	(337,078)
Less: Unvested contingent restricted shares	(690,520)	(515,970)	(547,546)
Weighted average number of shares outstanding used in basic earnings per share	176,403,656	174,710,921	172,109,713
Other dilutive securities	664,209	107,978	107,364
Weighted average number of shares outstanding used in diluted earnings per share	177,067,865	174,818,899	172,217,077

Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations. NNN generally will not be subject to federal income taxes on income it distributes to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2022, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

NNN may elect to treat certain subsidiaries as TRS pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of NNN which occur within its TRS entities are subject to federal and state or local income taxes. All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NNN’s former TRS. The deferred tax asset consists only of net operating loss carryforwards of $3,899,000 from the former TRS that begin to expire in 2026. Management believes it is unlikely that NNN will realize any of the benefits of these deductible differences and has taken a valuation allowance against them. There was no change to the valuation allowance. NNN currently has no TRS entities.

Income taxes are accounted for under the asset and liability method as required by ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the temporary differences based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the applicable period.

In accordance with ASC 740, NNN has analyzed its various federal and state filing positions. NNN believes that its income tax filing positions and deductions are well documented and supported. Additionally, NNN believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded.

NNN has had no unrecognized tax benefits during any of the years presented. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses. The periods that remain open under federal statute are 2019 through 2022. NNN also files in many states and localities with varying open years under statute.

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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Gain or Loss on Cash Flow Hedges(1)
Beginning balance, December 31, 2020	$(16,445)

Other comprehensive income (loss)	(1,584)
Reclassifications from accumulated other comprehensive income to net earnings	3,073	(2)
Net current period other comprehensive income (loss)	1,489
Ending balance, December 31, 2021	(14,956)

Reclassifications from accumulated other comprehensive income to net earnings	2,374	(2)
Net current period other comprehensive income (loss)	2,374
Ending balance, December 31, 2022	$(12,582)

(1)
Additional disclosure is included in Note 9 – Derivatives.
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

NNN had no derivative financial instruments outstanding as of December 31, 2022.

In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. For the year ended December 31, 2022, ASU 2022-06 had no impact on NNN's financial position or results of operations.

Use of Estimates – Additional critical accounting policies of NNN include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities are required to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant accounting policies include management’s estimates of the purchase accounting for acquisition of real estate, the recoverability of the carrying value of long-lived assets and management's evaluation of the probability of outstanding and future lease payment collections. Actual results could differ from those estimates.

Note 2 – Real Estate:

Real Estate – Portfolio

Leases – At December 31, 2022, NNN's real estate portfolio has a weighted average remaining lease term of 10.4 years and consisted of 3,430 leases classified as operating leases and an additional five leases accounted for as direct financing leases.

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

Real Estate Portfolio – NNN's real estate consisted of the following at December 31 (dollars in thousands):

	2022	2021
Land and improvements (1)	$2,669,498	$2,527,483
Buildings and improvements	6,985,394	6,375,583
Leasehold interests	355	355
	9,655,247	8,903,421
Less accumulated depreciation and amortization	(1,660,308)	(1,470,062)
	7,994,939	7,433,359
Work in progress and improvements	21,737	7,277
Accounted for using the operating method	8,016,676	7,440,636
Accounted for using the direct financing method	3,352	3,653
Classified as held for sale	786	5,557
	$8,020,814	$7,449,846

(1)
Includes $22,356 and $8,979 in land for Properties under construction as of December 31, 2022 and 2021, respectively.

NNN recognized the following revenues in rental income for the years ended December 31 (dollars in thousands):

	2022	2021	2020
Rental income from operating leases	$751,680	$703,865	$639,265
Earned income from direct financing leases	595	623	647
Percentage rent	1,541	706	842
Real estate expense reimbursement from tenants	17,802	18,665	18,039
	$771,618	$723,859	$658,793

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

During 2021 and 2020, NNN entered into rent deferral lease amendments with certain tenants, for an aggregate $4,758,000 and $52,019,000 of rent originally due for the years ended December 31, 2021 and 2020, respectively. The rent deferral lease amendments require the deferred rents to be repaid at a later time during the lease term. An aggregate of approximately 87 percent of deferred rent has been repaid, with $14,526,000, $31,776,000 and $3,259,000 of deferred rent repaid during the years ended December 31, 2022, 2021, and 2020, respectively. The remaining deferred rents are substantially due periodically by December 31, 2023.

For the years ended December 31, 2022, 2021 and 2020, NNN recognized ($3,559,000), ($21,137,000) and $26,027,000, respectively, of net-straight-line accrued rental income, net of reserves. Included in accrued rental income are the net impacts of the rent deferred and corresponding scheduled repayments from the lease amendments NNN entered into as a result of the COVID-19 pandemic. During the years ended December 31, 2022, 2021 and 2020, NNN recorded ($5,391,000), ($24,945,000) and $30,473,000, respectively, of net accrued rental income related to such amendments.

Additionally, as a result of reclassifying certain tenants as cash basis for accounting purposes during the year ended December 31, 2020, NNN wrote-off approximately $16,367,000 of accrued rental income for the year ended December 31, 2020.

The following is a schedule of undiscounted cash flows to be received on noncancellable operating leases as of December 31, 2022 (dollars in thousands):

2023	$710,244
2024	693,766
2025	667,220
2026	624,196
2027	577,884
Thereafter	4,121,325
$7,394,635

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

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at December 31 (dollars in thousands):

	2022	2021
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,356	$15,335
Less: accumulated amortization	(11,477)	(10,821)
Above-market in-place leases, net	$3,879	$4,514

In-place leases	$124,198	$122,069
Less: accumulated amortization	(79,675)	(73,345)
In-place leases, net	$44,523	$48,724

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$41,371	$41,705
Less: accumulated amortization	(28,121)	(27,447)
Below-market in-place leases, net	$13,250	$14,258

The amounts amortized as a net increase to rental income for capitalized above-market and below-market leases for the years ended December 31, 2022, 2021 and 2020 were $510,000, $710,000 and $887,000, respectively. The value of in-place leases amortized to expense for the years ended December 31, 2022, 2021 and 2020 was $7,132,000, $7,687,000 and $8,304,000, respectively.

The following is a schedule of the amortization of acquired above-market and below-market in-place lease intangibles and the amortization of the in-place lease intangibles as of December 31, 2022 (dollars in thousands):

	Above-Market and Below- Market In-Place Lease Intangibles(1)	In-Place Lease Intangibles(2)
2023	$460	$6,834
2024	457	6,146
2025	443	5,427
2026	452	4,840
2027	470	4,023
Thereafter	7,089	17,253
	$9,371	$44,523

Weighted average amortization period (years)	17.2	9.1

(1)
Recorded as a net increase to rental income over the life of the lease.
(2)
Amortized as an increase to amortization expense.

Real Estate – Dispositions

The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties for the years ended December 31 (dollars in thousands):

	2022		2021		2020
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	33	$17,443	74	$23,094	38	$16,238

Real Estate – Commitments

As of December 31, 2022, NNN has committed to fund construction of 19 Properties. The improvements of such Properties are estimated to be completed within 12 months. These construction commitments, at December 31, 2022, are outlined in the table below (dollars in thousands):

Total commitment(1)	$117,640
Less amount funded	(44,093)
Remaining commitment	$73,547

(1)
Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

Real Estate – Impairments

NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	2022	2021	2020
Total real estate impairments, net of recoveries	$8,309	$21,957	$37,442
Number of Properties:
Vacant	9	30	14
Occupied	7	12	17

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

Note 3 – Line of Credit Payable:

In June 2021, NNN amended and restated its credit agreement to increase the borrowing capacity under its unsecured revolving credit facility from $900,000,000 to $1,100,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). In December 2022, NNN entered into an amendment to the Credit Facility, to change the base interest rate from LIBOR to the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility had a weighted average outstanding balance of $39,220,000 and a weighted average interest rate of 4.13% during the year ended December 31, 2022. The Credit Facility matures in June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Consolidated Balance Sheet. As of December 31, 2022, there was $166,200,000 outstanding and $933,800,000 was available for future borrowings under the Credit Facility.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment and dividend limitations. At December 31, 2022, NNN was in compliance with those covenants.

Note 4 – Mortgages Payable:

The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

	Initial	Interest	Maturity	Carrying Value of Encumbered	Outstanding Principal Balance at December 31,
Entered	Balance	Rate	Date(2)	Asset(s)(3)	2022	2021
November 2014(1)	$15,151	5.23%	July 2023	$18,485	$9,969	$10,719

Debt costs					(147)	(147)
Accumulated amortization					142	125
Debt costs, net of accumulated amortization					(5)	(22)
Mortgages payable, including unamortized premium and net of unamortized debt costs					$9,964	$10,697

(1)
Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan. Initial balance and outstanding principal balance includes unamortized premium.
(2)
Monthly payments include interest and principal; the balance is due at maturity.
(3)
The loan is secured by a first mortgage lien on five of the Properties.

As of December 31, 2022, there was $9,969,000 of remaining principal payments due in 2023.

Note 5 – Notes Payable:

Each of NNN’s outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(1)	Net Price	Stated Rate	Effective Rate(2)	Maturity Date
2024(3)	May 2014	$350,000	$707	$349,293	3.900%	3.924%	June 2024(4)
2025(3)	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025(4)
2026(3)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026(4)
2027(3)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027(4)
2028(3)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028
2030(3)	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052(3)	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052

(1)
The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(2)
Includes the effects of the discount at issuance.
(3)
NNN entered into forward starting swaps which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt. Upon the issuance of a series of unsecured notes, NNN terminated such derivatives, and the resulting fair value was deferred in other comprehensive income. The deferred liability (asset) is being amortized over the term of the respective notes using the effective interest method. Additional disclosure is included in Note 9 – Derivatives.
(4)
The aggregate principal balance of the unsecured note maturities for the next five years is $1,500,000.

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

In accordance with the terms of the indentures, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2022, NNN was in compliance with those covenants.

Note 6 – Preferred Stock:

In October 2021, NNN redeemed all outstanding depositary shares (13,800,000) representing interests in its 5.200% Cumulative Redeemable Series F Preferred Stock ("Series F Preferred Stock"). The Series F Preferred Stock was redeemed at $25.00 per depositary share ($345,000,000), plus all accrued and unpaid dividends through, but not including, the redemption date, for an aggregate redemption price of $25.111944 per depositary share. The excess carrying amount of the Series F Preferred Stock redeemed over the cash paid to redeem the Series F Preferred Stock was $10,897,000, representing issuance costs which is reflected as a reduction to earnings attributable to common stockholders.

The following presents the dividends declared and paid to stockholders for NNN's Series F Preferred Stock for the years ended December 31 (dollars in thousands, except per share data):

	2021	2020
Dividends	$14,999	$17,940
Per share	1.086944	1.3000

Note 7 – Common Stock:

Universal Shelf Registration Statement. In August 2020, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.

At-The-Market Offerings. Under NNN's shelf registration statement, NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's active ATM programs for the three years ended December 31, 2022:

	2020 ATM	2018 ATM
Established date	August 2020	February 2018
Termination date	August 2023	August 2020
Total allowable shares	17,500,000	12,000,000
Total shares issued as of December 31, 2022	7,072,376	11,272,034

The following table outlines the common stock issuances pursuant to NNN's ATM equity programs for the years ended December 31 (dollars in thousands, except per share data):

	2022	2021	2020
Shares of common stock	5,473,072	30,000	3,119,153
Average price per share (net)	$45.15	$33.65	$38.21
Net proceeds	$247,129	$1,009	$119,185
Stock issuance costs(1)	$3,761	$224	$2,130
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

Dividend Reinvestment and Stock Purchase Plan. In February 2021, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 6,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for the year ended December 31 (dollars in thousands):

	2022	2021	2020
Shares of common stock	70,342	62,577	138,507
Net proceeds	$3,082	$2,744	$5,092

Dividends. The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2022	2021	2020
Dividends	$380,538	$367,291	$356,409
Per share	2.1600	2.1000	2.0700

On January 13, 2023, NNN declared a dividend of $0.550 per share, payable February 15, 2023, to its common stockholders of record as of January 31, 2023.

Note 8 – Employee Benefit Plan:

Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of NNN. The Retirement Plan permits participants to defer a portion of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN generally matches 75 percent of the first four percent and 50 percent of the next five percent of a participant’s contributions. Additionally, NNN may make discretionary contributions. NNN recorded contributions to the Retirement Plan of $590,000, $576,000 and $546,000, for the years ended December 31, 2022, 2021 and 2020 respectively.

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

As of December 31, 2022, $12,582,000 remains in other comprehensive income (loss) related to NNN’s previously terminated interest rate hedges. During the years ended December 31, 2022, 2021 and 2020, NNN reclassified $2,374,000, $3,073,000 and $2,300,000, respectively, out of other comprehensive income (loss) as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $2,471,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

NNN does not use derivatives for trading or speculative purposes. NNN had no derivative financial instruments outstanding at December 31, 2022.

Note 10 – Performance Incentive Plan:

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

There were no stock options outstanding or exercisable at December 31, 2022.

Pursuant to the 2017 Plan, NNN has granted and issued shares of restricted stock to certain officers and key associates of NNN. The following summarizes the restricted stock activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	978,455	$49.54
Restricted shares granted	410,403	42.93
Restricted shares vested	(219,805)	49.56
Restricted shares forfeited	(177,852)	53.64
Non-vested restricted shares, December 31	991,201	46.06

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

During the year ended December 31, 2022, NNN granted 289,434 performance-based shares subject to its total stockholder return after a three-year period relative to its peers. In accordance with FASB ASC Topic 718, "Compensation - Stock Compensation," ("ASC 718"), the fair value of these shares was determined using a Monte Carlo simulation model at the grant date (for a weighted average fair value share price of $29.76). The performance-based shares were granted to certain executive officers and had a weighted average grant price of $42.85 per share. Once the respective performance criteria are met and the actual number of shares earned is determined, the shares vest immediately. Compensation expense is recognized over the requisite service period.

The following summarizes other grants made during the year ended December 31, 2022, pursuant to the 2017 Plan.

	Number of Shares	Weighted Average Share Price
Other share grants under the 2017 Plan:
Directors’ fees	12,903	$44.46
Deferred directors’ fees	20,100	44.46
	33,003	44.46
Shares available under the 2017 Plan for grant, end of period	346,420

The total compensation expense for share-based payments for the years ended December 31, 2022, 2021 and 2020 totaled $15,449,000, $14,296,000 and $14,213,000, respectively. At December 31, 2022, NNN had $11,266,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2017 Plan. This cost is expected to be recognized over a weighted average period of 2.4 years.

In April 2022, the former President and Chief Executive Officer retired from employment, as contemplated under the Company's long-term executive succession planning process and as previously announced in January 2022. At the date of announcement, and as a result of the retirement and transition agreement, the terms of the performance awards were modified to shorten the requisite service period to the April 2022 retirement date. In accordance with ASC 718, a valuation of the modified performance awards resulted in incremental executive retirement costs of $1,379,000 for the year ended December 31, 2022.

Note 11 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at December 31, 2022 and 2021, approximate fair value based upon current market prices of comparable instruments (Level 3). At December 31, 2022 and 2021, the fair value of NNN’s notes payable excluding unamortized discount and debt costs, were $3,140,774,000 and $4,032,757,000, respectively, based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 12 – Segment Information:

For the years ended December 31, 2022, 2021 and 2020, NNN’s operations are reported within one operating segment in the consolidated financial statements and all properties are part of the Properties or Property Portfolio.

Note 13 – Major Tenants:

As of December 31, 2022, NNN had no tenants that accounted for ten percent or more of its rental income.

Note 14 – Commitments and Contingencies:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.

NNN carried out an assessment as of December 31, 2022, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer ("NNN's Chief Officers"). Rules adopted by the Commission require NNN to present the conclusions of NNN's Chief Officers about the effectiveness of NNN’s disclosure controls and procedures and the conclusions of NNN’s management about the effectiveness of NNN’s internal control over financial reporting as of the end of the period covered by this annual report.

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

Assessment of Effectiveness of Disclosure Controls and Procedures.

Based upon the assessments, NNN's Chief Officers have concluded that, as of December 31, 2022, NNN’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Management, including NNN's Chief Officers, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework to assess the effectiveness of NNN’s internal control over financial reporting. Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, NNN’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm.

Ernst & Young LLP, NNN’s independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and in connection therewith has issued an attestation report on NNN’s effectiveness of internal control over financial reporting as of December 31, 2022, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2022, there were no changes in NNN’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, NNN’s internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)		The following documents are filed with the Securities and Exchange Commission ("Commission") as part of this report.

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	41

		Consolidated Balance Sheets as of December 31, 2022 and 2021	45

		Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2022, 2021, and 2020	46

		Consolidated Statements of Equity for the years ended December 31, 2022, 2021, and 2020	48

		Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020	51

		Notes to Consolidated Financial Statements	53

	(2)	Financial Statement Schedules

		Schedule III – Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2022	F-1

		Schedule IV – Mortgage Loans on Real Estate and Notes as of December 31, 2022	F-6

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

3.2

Third Amended and Restated Bylaws of the Registrant, as amended through the Fourth Amendment to Bylaws, dated February 17, 2021 (filed on February 19, 2021 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K).

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

	4.5	Form of 3.900% Notes due 2024 (filed on May 14, 2014 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.6

Form of Fourteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.000% Notes due 2025 (filed on October 26, 2015 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.7	Form of 4.000% Notes due 2025 (filed on October 26, 2015 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.8

Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed on October 11, 2016 as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A).

4.9

Form of Fifteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.60% Notes due 2026 (filed on December 12, 2016 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.10	Form of 3.60% Notes due 2026 (filed on December 12, 2016 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.11

Form of Sixteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.50% Notes due 2027 (filed on September 19, 2017 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.12	Form of 3.50% Notes due 2027 (filed on September 19, 2017 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.13

Form of Seventeenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.300% Notes due 2028 and 4.800% Notes due 2048 (filed on September 27, 2018 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.14	Form of 4.300% Notes due 2028 (filed on September 27, 2018 Exhibit 4.2 to Registrant's Current Report on Form 8-K).

	4.15	Form of 4.800% Notes due 2048 (filed on September 27, 2018 as Exhibit 4.3 to Registrant's Current Report on Form 8-K).

4.16

Form of Eighteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 2.500% Notes due 2030 and 3.100% Notes due 2050 (filed on March 3, 2020 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.17	Form of 2.500% Notes due 2030 (filed on March 3, 2020 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.18	Form of 3.100% Notes due 2050 (filed on March 3, 2020 as Exhibit 4.3 on March 3, 2020 to Registrant's Current Report on Form 8-K).

4.19

Form of Nineteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.500% Notes due 2051 (filed on March 10, 2021 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.20	Form of 3.500% Notes due 2051 (filed on March 10, 2021 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.21

Form of Twentieth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating 3.000% Notes due 2052 (filed on September 24, 2021 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.22	Form of 3.000% Notes due 2052 (filed on September 24, 2021 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

10	Material Contracts

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

	10.7*	Employment Agreement dated as of January 2, 2014, between the Registrant and Stephen A. Horn, Jr. (filed on February 19, 2014 as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K).

	10.8*	Employment Letter, dated as of January 19, 2022, between the Registrant and Stephen A. Horn, Jr. (filed on January 21, 2022 as Exhibit 10.2 to the Registrant's Current Report on Form 8-K).

	10.9*	Employment Agreement dated as of February 15, 2018 between the Registrant and Michelle L. Miller (filed herewith).

10.10*

Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed on June 12, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated).

	10.11*	2017 Performance Incentive Plan (filed on March 29, 2017 as Annex A to the Registrant’s 2017 Annual Proxy Statement on Schedule 14A).

	10.12*	Amended and Restated Deferred Fee Plan for Directors, dated as of August 16, 2018 (filed on November 1, 2018 as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q).

	10.13*	Form of Restricted Award Agreement - Performance between NNN and the Participant of NNN (filed on May 4, 2012 as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q).

	10.14*	Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed on May 4, 2012 as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q).

	10.15*	Form of Restricted Award Agreement - Special Grant between NNN and the Participant of NNN (filed on May 4, 2012 as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q).

	10.16*	Form of Restricted Award Agreement - Performance between NNN and the Participant of NNN (filed on May 2, 2016 as exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q).

	10.17*	Form of Restricted Award Agreement - Service - Non-Executives between NNN and the Participant of NNN (filed on May 2, 2016 as exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q).

	10.18*	Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed on May 2, 2016 as exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q).

10.19

Second Amended and Restated Credit Agreement, dated June 23, 2021, by and among the Registrant, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (filed on June 25, 2021 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.20

First Amendment to Second Amended and Restated Credit Agreement, dated December 16, 2022, by and among the Registrant, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (filed on December 19, 2022 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

	10.21	National Retail Properties, Inc. Executive Severance and Change of Control Plan (filed on January 21, 2022 as Exhibit 10.3 to the Registrant's Current Report on Form 8-K).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm

	23.1	Ernst & Young LLP dated February 9, 2023 (filed herewith).

24	Power of Attorney (included on signature page).

31	Section 302 Certifications**

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Section 906 Certifications**
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Additional Exhibits
	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101	Interactive Data File

101.1

The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2022, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File

	104.1	The cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101.

*	Management contract or compensatory plan or arrangement.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of February 2023.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Stephen A. Horn, Jr.
Stephen A. Horn, Jr.
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints each of Stephen A. Horn Jr., Kevin B. Habicht and Michelle L. Miller as his or her attorney-in-fact and agent, with full power of substitution and resubstitution for him or her in any and all capacities, to sign any or all amendments to this report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his or her substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Stephen A. Horn, Jr.	Chief Executive Officer, President and Director	February 9, 2023
Stephen A. Horn, Jr.

/s/ Steven D. Cosler	Chairman of the Board	February 9, 2023
Steven D. Cosler

/s/ Pamela K. M. Beall	Director	February 9, 2023
Pamela K. M. Beall

/s/ David M. Fick	Director	February 9, 2023
David M. Fick

/s/ Edward J. Fritsch	Director	February 9, 2023
Edward J. Fritsch

/s/ Elizabeth C. Gulacsy	Director	February 9, 2023
Elizabeth C. Gulacsy

/s/ Betsy D. Holden	Director	February 9, 2023
Betsy D. Holden

/s/ Kamau O. Witherspoon	Director	February 9, 2023
Kamau O. Witherspoon

/s/ Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial Officer), Executive Vice President, Assistant Secretary and Treasurer	February 9, 2023
Kevin B. Habicht

/s/ Michelle L. Miller	Chief Accounting Officer (Principal Accounting Officer) and Executive Vice President	February 9, 2023
Michelle L. Miller

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2022

(dollars in thousands)

			Initial Costs to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (c)
State	# of Properties	Encumbrances (e)	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation & Amortization (b)	Year of Construction	Year Acquired	Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
Alabama	153	$—	$72,696	$170,608	$42,413	$—	$72,410	$212,980	$285,390	$51,199	1948 - 2020	2001 - 2022	10 - 40
Alaska	5	—	1,943	3,694	140	—	1,943	3,834	5,777	1,832	1971 - 2003	1996 - 2014	20 - 40
Arizona	65	4,113	79,138	105,736	65,305	—	79,138	171,041	250,179	37,208	1974 - 2023	1998 - 2022	10 - 40
Arkansas	71	—	33,017	100,158	17,168	—	33,017	117,326	150,343	17,409	1969 - 2020	1998 - 2022	20 - 40
California	76	—	144,304	221,594	35,459	—	143,287	249,216	392,503	57,927	1945 - 2018	1997 - 2022	20 - 40
Colorado	37	2,280	58,333	85,152	27,646	—	58,333	112,798	171,131	28,183	1969 - 2017	1994 - 2022	20 - 40
Connecticut	11	—	9,068	32,950	601	—	9,068	33,551	42,619	10,146	1929 - 2003	2006 - 2022	20 - 30
Delaware	1	—	2,994	6,062	71	—	2,994	6,133	9,127	4,276	1994 - 1994	1994 - 1994	40 - 40
District of Columbia	1	—	624	578	—	—	624	578	1,202	257	1983 - 1983	2005 - 2005	40 - 40
Florida	257	—	266,019	411,157	148,672	—	266,019	559,829	825,848	122,805	1959 - 2023	1985 - 2022	5 - 40
Georgia	167	—	128,738	263,312	61,545	—	128,738	324,856	453,594	76,993	1964 - 2023	1996 - 2022	10 - 40
Idaho	11	—	7,593	10,197	8,331	—	7,593	18,529	26,122	4,839	1979 - 2017	2006 - 2022	20 - 40
Illinois	164	—	129,931	308,504	50,346	—	129,931	358,528	488,459	92,284	1924 - 2023	1995 - 2022	15 - 40
Indiana	148	—	98,266	199,255	79,718	—	98,266	278,973	377,239	73,025	1965 - 2023	2001 - 2022	15 - 40
Iowa	28	—	22,629	37,962	21,097	—	22,629	59,058	81,687	16,849	1964 - 2023	2005 - 2022	10 - 40
Kansas	37	—	16,970	37,358	9,776	—	16,970	47,134	64,104	10,242	1946 - 2017	1997 - 2022	15 - 40
Kentucky	58	—	40,962	99,052	13,385	—	40,962	112,437	153,399	28,111	1974 - 2020	2005 - 2022	25 - 40
Louisiana	50	—	35,517	85,430	37,942	—	35,517	123,371	158,888	22,179	1970 - 2018	1996 - 2022	15 - 40
Maine	12	—	3,781	13,017	—	—	3,781	13,017	16,798	4,539	1915 - 2002	1996 - 2017	10 - 40
Maryland	50	—	62,149	126,171	3,006	—	62,149	129,177	191,326	38,605	1946 - 2017	1996 - 2019	20 - 40
Massachusetts	22	—	32,663	90,750	—	—	32,663	90,750	123,413	17,016	1960 - 2017	2006 - 2019	20 - 40

Michigan	93	—	57,792	206,713	55,069	—	57,792	261,171	318,963	35,482	1963 - 2022	1996 - 2022	20 - 40
Minnesota	28	—	20,906	38,395	2,552	—	20,906	40,947	61,853	12,917	1950 - 2017	2005 - 2022	10 - 40
Mississippi	63	—	29,242	100,754	12,422	—	29,242	113,176	142,418	11,466	1959 - 2017	2006 - 2022	15 - 40
Missouri	103	—	58,704	125,359	67,347	—	58,704	192,707	251,411	39,757	1920 - 2023	1992 - 2022	15 - 40
Montana	26	3,554	4,102	11,865	2,654	—	4,102	14,518	18,620	4,842	1937 - 2016	2010 - 2016	20 - 40
Nebraska	6	—	5,608	3,066	5,033	—	5,608	8,099	13,707	1,831	1979 - 2015	2005 - 2017	20 - 40
Nevada	15	—	9,160	27,181	1,205	—	9,160	28,385	37,545	4,587	1961 - 2014	2012 - 2022	25 - 40
New Hampshire	10	—	11,299	39,056	—	—	11,299	39,056	50,355	7,655	1980 - 2004	2011 - 2022	25 - 30
New Jersey	28	—	45,326	169,481	732	—	45,326	170,213	215,539	48,972	1965 - 2015	1996 - 2022	25 - 40
New Mexico	32	—	21,857	76,847	21,795	—	21,857	98,642	120,499	14,295	1955 - 2019	2001 - 2022	25 - 40
New York	41	—	29,467	58,384	27,785	—	29,467	82,826	112,293	16,447	1925 - 2020	1997 - 2022	20 - 40
North Carolina	163	—	125,961	257,979	33,757	—	125,961	291,736	417,697	75,699	1906 - 2021	2004 - 2022	5 - 40
North Dakota	4	—	411	1,606	—	—	411	1,606	2,017	855	1974 - 1999	1997 - 2011	25 - 40
Ohio	192	—	128,082	304,090	74,540	—	128,082	378,437	506,519	96,378	1910 - 2019	1992 - 2022	15 - 40
Oklahoma	87	—	42,870	106,252	26,775	—	42,870	133,027	175,897	26,778	1964 - 2018	1996 - 2021	15 - 40
Oregon	8	—	5,290	9,283	987	—	5,290	10,269	15,559	3,242	1973 - 2008	1998 - 2022	25 - 40
Pennsylvania	86	—	68,270	127,892	36,682	—	68,084	163,526	231,610	42,432	1953 - 2023	1997 - 2022	15 - 40
Puerto Rico	1	—	1,729	—	2,732	—	1,729	2,131	3,860	847	1998 - 1998	2007 - 2007	33 - 33

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)

December 31, 2022

(dollars in thousands)

			Initial Costs to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (c)
State	# of Properties	Encumbrances (e)	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation & Amortization (b)	Year of Construction	Year Acquired	Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
Rhode Island	5	—	2,377	7,450	—	—	2,377	7,450	9,827	1,752	1989 - 2004	2016 - 2016	25 - 30
South Carolina	74	—	55,198	114,934	9,056	—	55,198	123,990	179,188	29,723	1921 - 2021	2005 - 2022	10 - 40
South Dakota	2	—	1,595	4,447	788	—	1,595	5,234	6,829	1,526	1985 - 2000	2012 - 2012	30 - 35
Tennessee	154	—	95,173	223,460	54,458	—	95,173	277,918	373,091	59,082	1958 - 2021	1996 - 2022	5 - 40
Texas	528	—	425,552	941,846	170,809	—	425,553	1,112,202	1,537,755	294,860	1890 - 2023	1993 - 2022	15 - 40
Utah	14	—	13,108	19,681	13,216	—	13,108	32,897	46,005	6,613	1951 - 2016	2006 - 2022	20 - 40
Virginia	119	—	98,396	184,327	42,544	—	97,286	225,913	323,199	62,168	1964 - 2022	1995 - 2022	5 - 40
Washington	27	—	22,568	34,547	15,894	—	22,568	50,441	73,009	15,872	1955 - 2017	1997 - 2019	20 - 40
West Virginia	23	—	13,784	24,797	1,385	—	13,784	26,182	39,966	6,478	1970 - 2013	2006 - 2022	25 - 40
Wisconsin	49	—	30,309	74,932	13,542	—	30,309	88,474	118,783	20,634	1940 - 2021	2006 - 2022	20 - 40
Wyoming	6	—	1,150	3,815	—	—	1,150	3,815	4,965	1,551	1949 - 2001	2010 - 2012	20 - 30
	3,411	$9,947	$2,672,621	$5,707,136	$1,316,380	$—	$2,670,023	$7,008,104	$9,678,127	$1,660,665

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2022

(dollars in thousands)

(a) The following is a reconciliation of the real estate portfolio accounted for using the operating method, including real estate held for sale for the years ended December 31:

	2022	2021	2020

Beginning balance, January 1	$8,917,586	$8,534,275	$8,448,702
Acquisitions and dollars invested in projects under construction or tenant improvements	846,331	551,287	177,901
Dispositions	(77,481)	(146,019)	(54,886)
Impairment losses	(8,309)	(21,957)	(37,442)
Ending balance, December 31	$9,678,127	$8,917,586	$8,534,275

(b) The following is a reconciliation of accumulated depreciation and amortization for the years ended December 31:

	2022	2021	2020
Beginning balance, January 1	$1,471,393	$1,319,943	$1,151,667
Dispositions	(25,757)	(44,509)	(17,828)
Depreciation and amortization expense	215,029	195,959	186,104
Ending balance, December 31	$1,660,665	$1,471,393	$1,319,943

(c) For financial reporting purposes, leases recorded as a direct financing lease are excluded from the real estate gross amounts at the close of the period and depreciation is not applicable. As of December 31, 2022, the net investment in real estate accounted for under the direct financing method was $3,352.

(d) As of December 31, 2022, the aggregate cost of the properties owned by NNN for federal tax purposes was approximately $9,594,276 (unaudited).

(e) NNN's $15,151 long-term, fixed rate loan is secured by a first mortgage lien on five properties, located in three states. Mortgage payable, including unamortized premium and net of unamortized debt costs was $9,964 at December 31, 2022.

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2022

(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(c)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:
2 properties in VA	7.000%	3/1/2025	(b)	—	$3,000	$1,521		$—
					$3,000	$1,521	(a)	$—

(a)
The following shows the changes in the carrying amounts of mortgage loans during the years ended December 31:

	2022	2021	2020
Beginning balance, January 1	$2,011	$2,468	$—
New mortgage loans(d)	—	—	3,000
Deductions during the year:
Collections of principal	(521)	(486)	(374)
Other: credit (losses) recoveries(e)	31	29	(158)
Foreclosures	—	—	—
Ending balance, December 31	$1,521	$2,011	$2,468

(b)
Principal and interest is payable at varying amounts over the life of the loan.
(c)
Mortgages held by NNN and its subsidiaries for federal income tax purposes for the year ended December 31, 2022, 2021 and 2020 were $1,530, $2,011 and $2,468, respectively.
(d)
Mortgages totaling $3,000 were accepted in connection with real estate transactions for the year ended December 31, 2020.
(e)
In accordance with FASB ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” NNN recorded an allowance for an estimated expected lifetime credit loss on its mortgage receivables based on the fair value of the collateral and the historical collectability trend analysis over 15 years.

See accompanying report of independent registered public accounting firm.