Form 10-Q
period 2023-03-31
NNN REIT, INC.
filed 2023-05-02
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 001-11290

NNN REIT, INC.

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

As of April 27, 2023, the registrant had 182,087,200 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Real estate portfolio, net of accumulated depreciation and amortization	$8,111,622	$8,020,814
Cash and cash equivalents	3,240	2,505
Restricted cash and cash held in escrow	2,086	4,273
Receivables, net of allowance of $701 and $708, respectively	2,568	3,612
Accrued rental income, net of allowance of $3,851 and $3,836, respectively	28,145	27,795
Debt costs, net of accumulated amortization of $22,235 and $21,663, respectively	4,830	5,352
Other assets	85,623	81,694
Total assets	$8,238,114	$8,146,045
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$209,000	$166,200
Mortgages payable, including unamortized premium and net of unamortized debt costs	9,774	9,964
Notes payable, net of unamortized discount and unamortized debt costs	3,740,945	3,739,890
Accrued interest payable	58,218	23,826
Other liabilities	85,305	82,663
Total liabilities	4,103,242	4,022,543

Equity:
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 182,087,429 and 181,424,670 shares issued and outstanding, respectively	1,822	1,815
Capital in excess of par value	4,948,024	4,928,034
Accumulated deficit	(802,999)	(793,765)
Accumulated other comprehensive income (loss)	(11,975)	(12,582)
Total stockholders’ equity of NNN	4,134,872	4,123,502
Total liabilities and equity	$8,238,114	$8,146,045

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2023	2022
Revenues:
Rental income	$203,630	$189,763
Interest and other income from real estate transactions	478	516
	204,108	190,279
Operating expenses:
General and administrative	12,251	11,042
Real estate	6,846	7,198
Depreciation and amortization	59,148	52,680
Leasing transaction costs	75	88
Impairment losses – real estate, net of recoveries	2,640	1,632
Executive retirement costs	423	3,594
	81,383	76,234
Gain on disposition of real estate	6,300	3,992
Earnings from operations	129,025	118,037
Other expenses (revenues):
Interest and other income	(33)	(35)
Interest expense	38,891	36,699
	38,858	36,664
Net earnings	90,167	81,373
Earnings attributable to noncontrolling interests	—	(1)
Net earnings attributable to common stockholders	$90,167	$81,372
Net earnings per share of common stock:
Basic	$0.50	$0.46
Diluted	$0.50	$0.46
Weighted average number of common shares outstanding:
Basic	180,845,503	174,772,243
Diluted	181,434,345	174,911,213
Other comprehensive income:
Net earnings attributable to NNN	$90,167	$81,372
Amortization of interest rate hedges	607	583
Comprehensive income attributable to NNN	90,774	81,955
Comprehensive earnings attributable to noncontrolling interests	—	1
Total comprehensive income	$90,774	$81,956

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Quarter Ended March 31, 2023

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2022	$1,815	$4,928,034	$(793,765)	$(12,582)	$4,123,502	$—	$4,123,502
Net earnings	—	—	90,167	—	90,167	—	90,167
Dividends declared and paid:
$0.550 per share of common stock	—	724	(99,401)	—	(98,677)	—	(98,677)
Issuance of common stock:
8,183 shares – director compensation	—	269	—	—	269	—	269
2,132 shares – stock purchase plan	—	98	—	—	98	—	98
349,809 shares – ATM equity program	4	16,364	—	—	16,368	—	16,368
256,517 restricted shares – net of forfeitures	3	(3)	—	—	—	—	—
Stock issuance costs	—	(294)	—	—	(294)	—	(294)
Amortization of deferred compensation	—	2,832	—	—	2,832	—	2,832
Amortization of interest rate hedges	—	—	—	607	607	—	607
Balances at March 31, 2023	$1,822	$4,948,024	$(802,999)	$(11,975)	$4,134,872	$—	$4,134,872

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Quarter Ended March 31, 2022

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2021	$1,757	$4,662,714	$(747,853)	$(14,956)	$3,901,662	$1	$3,901,663
Net earnings	—	—	81,372	—	81,372	1	81,373
Dividends declared and paid:
$0.530 per share of common stock	—	696	(92,751)	—	(92,055)	—	(92,055)
Issuance of common stock:
8,429 shares – director compensation	—	305	—	—	305	—	305
1,173 shares – stock purchase plan	—	52	—	—	52	—	52
153,300 restricted shares – net of forfeitures	2	(2)	—	—	—	—	—
Stock issuance costs	—	(65)	—	—	(65)	—	(65)
Amortization of deferred compensation	—	5,890	—	—	5,890	—	5,890
Amortization of interest rate hedges	—	—	—	583	583	—	583
Balances at March 31, 2022	$1,759	$4,669,590	$(759,232)	$(14,373)	$3,897,744	$2	$3,897,746

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$90,167	$81,373
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	59,148	52,680
Impairment losses – real estate, net of recoveries	2,640	1,632
Amortization of notes payable discount	432	415
Amortization of debt costs	1,199	1,171
Amortization of mortgages payable premium	(21)	(21)
Amortization of interest rate hedges	607	583
Gain on disposition of real estate	(6,300)	(3,992)
Performance incentive plan expense	3,466	6,246
Performance incentive plan payment	(916)	(103)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in receivables	337	338
Decrease (increase) in accrued rental income	(469)	1,096
Decrease (increase) in other assets	832	(115)
Increase in accrued interest payable	34,392	34,099
Decrease in other liabilities	(4,670)	(11,043)
Other	(22)	(21)
Net cash provided by operating activities	180,822	164,338
Cash flows from investing activities:
Proceeds from the disposition of real estate	12,136	20,315
Additions to real estate	(153,726)	(209,483)
Principal payments received on mortgages and notes receivable	111	102
Other	(867)	(577)
Net cash used in investing activities	(142,346)	(189,643)

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2023	2022
Cash flows from financing activities:
Proceeds from line of credit payable	$218,000	$—
Repayment of line of credit payable	(175,200)	—
Repayment of mortgages payable	(173)	(165)
Payment of debt issuance costs	(50)	(48)
Proceeds from issuance of common stock	17,190	748
Stock issuance costs	(294)	(65)
Payment of common stock dividends	(99,401)	(92,751)
Net cash used in financing activities	(39,928)	(92,281)
Net decrease in cash, cash equivalents and restricted cash	(1,452)	(117,586)
Cash, cash equivalents and restricted cash at beginning of period(1)	6,778	171,322
Cash, cash equivalents and restricted cash at end of period(1)	$5,326	$53,736
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$2,687	$550
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$607	$583
Right-of-use asset recorded in connection with lease liability	$6,401	$—
Work in progress accrual balance at end of period	$13,974	$8,914

(1)

Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. As of March 31, 2023, NNN had restricted cash of $2,086. NNN did not have restricted cash and cash held in escrow as of March 31, 2022.

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business – NNN REIT, Inc., a Maryland corporation, formerly known as National Retail Properties, Inc., is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term "NNN" or the "Company" refers to NNN REIT, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain subsidiaries as taxable REIT subsidiaries. On May 1, 2023, National Retail Properties, Inc. changed its name to NNN REIT, Inc.

NNN's assets primarily include real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment ("Properties", "Property Portfolio", or individually a "Property").

March 31, 2023
Property Portfolio:
Total Properties	3,449
Gross leasable area (square feet)	35,251,000
States	49
Weighted average remaining lease term (years)	10.3

NNN's operations are reported within one operating segment in the condensed consolidated financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2023, may not be indicative of the results that may be expected for the year ending December 31, 2023. Amounts as of December 31, 2022, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2022.

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

Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $405,000 and $98,000 in capitalized interest during the development period for the quarters ended March 31, 2023 and 2022, respectively.

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

As a result of the review of lease payments collectability, NNN recorded a write-off of $232,000 of outstanding receivables and related accrued rent for certain tenants reclassified to cash basis for accounting purposes during the quarter ended March 31, 2023. No such outstanding receivables and related accrued rent were written off during the quarter ended March 31, 2022.

The following table summarizes those tenants classified as cash basis for accounting purposes as of:

	March 31,
	2023	2022
Number of tenants	10	9
Cash basis tenants as a percent of:
Total Properties	5.0%	5.4%
Total annual base rent(1)	7.1%	7.3%
Total gross leasable area	6.7%	7.0%

(1)	Based on annualized base rent for all leases in place for each respective period.

During the quarters ended March 31, 2023 and 2022, NNN recognized $15,565,000 and $15,786,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting purposes.

NNN includes an allowance for doubtful accounts in rental income on the Condensed Consolidated Statements of Income and Comprehensive Income.

Right-Of-Use ("ROU") Assets and Operating Lease Liabilities – In accordance with ASC 842, NNN records ROU assets and operating lease liabilities as lessee under operating lease.

NNN is a lessee for three ground lease arrangements and for its headquarters office lease. NNN recognizes a ROU asset (recorded in other assets on the Condensed Consolidated Balance Sheets) and an operating lease liability (recorded in other liabilities on the Condensed Consolidated Balance Sheets) for the present value of the minimum lease payments. NNN uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of the lease payments. NNN gives consideration to the Company's debt issuances, as well as, publicly available data for secured instruments with similar characteristics when calculating its incremental borrowing rates.

In January 2023, NNN amended its headquarters office lease and extended the lease term until March 31, 2034. The amendment resulted in an increase in the ROU asset and operating lease liability of approximately $6,401,000.

Real Estate – Held for Sale – Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, "Property, Plant and Equipment," including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. At March 31, 2023 and December 31, 2022, NNN had recorded real estate held for sale of $3,410,000 (one property) and $786,000 (two properties), respectively, in real estate portfolio on the Condensed Consolidated Balance Sheets. The two properties classified as held for sale as of December 31, 2022 were sold during the quarter ended March 31, 2023.

Real Estate Dispositions – When real estate is disposed, the related cost, accumulated depreciation or amortization and any accrued rental income from operating leases and the net investment from direct financing leases are removed from the accounts, and gains and losses from the dispositions are reflected in income. Gains from the disposition of real estate are generally recognized using the full accrual method in accordance FASB, ASC 610-20, "Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets" ("ASC 610-20"), provided that various criteria relating to the terms of the sale and any subsequent involvement by NNN with the real estate sold are met.

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

Credit Losses on Financial Instruments – FASB ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. The guidance requires a lifetime credit loss expected at inception and requires pooling of assets, which share similar risk characteristics. NNN is required to evaluate current economic conditions, as well as, make future expectations of economic conditions. In addition, the measurement of the expected credit loss is over the asset’s contractual term.

NNN held mortgages receivable, including accrued interest, of $1,426,000 and $1,530,000 included in other assets on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively, net of $91,000 and $98,000 allowance for credit loss, respectively. NNN measures the allowance for credit loss based on the fair value of the collateral and the historical collectability trend analysis over 15 years.

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

Restricted Cash and Cash Held in Escrow – Restricted cash and cash held in escrow include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN. As of March 31, 2023 and December 31, 2022, NNN held $2,086,000 and $4,273,000, respectively, in escrow and other restricted accounts.

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

Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. NNN had debt costs of $38,145,000, included in notes payable on the Condensed Consolidated Balance Sheets, as of March 31, 2023 and December 31, 2022, net of accumulated amortization of $12,316,000 and $11,693,000, respectively.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended March 31,
	2023	2022
Basic and Diluted Earnings:
Net earnings available to NNN’s common stockholders	$90,167	$81,372
Less: Earnings allocated to unvested restricted shares	(132)	(156)
Net earnings used in basic and diluted earnings per share	$90,035	$81,216

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	181,720,238	175,635,634
Less: Unvested restricted shares	(240,699)	(294,665)
Less: Unvested contingent restricted shares	(634,036)	(568,726)
Weighted average number of shares outstanding used in basic earnings per share	180,845,503	174,772,243
Other dilutive securities	588,842	138,970
Weighted average number of shares outstanding used in diluted earnings per share	181,434,345	174,911,213

Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations. NNN generally will not be subject to federal income taxes on income it distributes to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. As of March 31, 2023, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) for the quarter ended March 31, 2023 (dollars in thousands):

	Gain (Loss) on Cash Flow Hedges(1)
Beginning balance, December 31, 2022	$(12,582)
Reclassifications from accumulated other comprehensive income to net earnings	607	(2)
Ending balance, March 31, 2023	$(11,975)

(1)	Additional disclosure is included in Note 5 – Notes Payable and Derivatives.

(2)	Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income.

Use of Estimates – Additional critical accounting policies of NNN include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities are required to prepare the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant accounting policies include management’s estimates of the purchase accounting for acquisition of real estate, the recoverability of the carrying value of long-lived assets and management's evaluation of the probability of outstanding and future lease payment collections. Actual results could differ from those estimates.

Note 2 – Real Estate:

Real Estate – Portfolio

Leases – At March 31, 2023, NNN’s real estate portfolio had a weighted average remaining lease term of 10.3 years and consisted of 3,469 leases classified as operating leases and an additional five leases accounted for as direct financing leases.

The following is a summary of the general structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. Generally, the Property leases provide for initial terms of 10 to 20 years. The Properties are generally leased under net leases, pursuant to which the tenant typically bears responsibility for substantially all property costs and expenses associated with ongoing maintenance, repair, replacement and operation of the property, including utilities, property taxes and property and liability insurance. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses of the Property. NNN's leases provide for annual base rental payments (generally payable in monthly installments), and generally provide for limited increases in rent as a result of (i) increases in the Consumer Price Index, (ii) fixed increases, or (iii) to a lesser extent, increases in the tenant's sales volume.

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

Real Estate Portfolio – NNN's real estate consisted of the following at (dollars in thousands):

	March 31, 2023	December 31, 2022
Land and improvements(1)	$2,718,117	$2,669,498
Buildings and improvements	7,054,296	6,985,394
Leasehold interests	355	355
	9,772,768	9,655,247
Less accumulated depreciation and amortization	(1,713,611)	(1,660,308)
	8,059,157	7,994,939
Work in progress and improvements	45,783	21,737
Accounted for using the operating method	8,104,940	8,016,676
Accounted for using the direct financing method	3,272	3,352
Classified as held for sale	3,410	786
	$8,111,622	$8,020,814

(1)	Includes $54,582 and $22,356 in land for Properties under construction at March 31, 2023 and December 31, 2022, respectively.

NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended March 31,
	2023	2022
Rental income from operating leases	$198,183	$184,311
Earned income from direct financing leases	144	151
Percentage rent	763	701
Real estate expense reimbursement from tenants	4,540	4,600
	$203,630	$189,763

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

During 2021 and 2020, NNN entered into rent deferral lease amendments with certain tenants in the Property Portfolio, for an aggregate $4,722,000 and $51,945,000 of rent originally due for the years ended December 31, 2021 and 2020, respectively. The rent deferral lease amendments require the deferred rents to be repaid at a later time during the lease term. As of March 31, 2023, an aggregate of approximately 91 percent of deferred rent has been repaid with $1,706,000 and $4,057,000 of deferred rent repaid during the quarters ended March 31, 2023 and 2022, respectively. The remaining deferred rents are substantially due periodically by December 31, 2023.

For the quarters ended March 31, 2023 and 2022, NNN recognized $469,000 and ($1,096,000), respectively, of net straight-line accrued rental income, net of reserves. Included in accrued rental income are the net impacts of the rent deferred and corresponding scheduled repayments from the lease amendments NNN entered into as a result of the COVID-19 pandemic. During the quarters ended March 31, 2023 and 2022, NNN recorded ($9,000) and ($1,780,000), respectively, of net straight-line accrued rental income related to such amendments.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	March 31, 2023	December 31, 2022
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,356	$15,356
Less: accumulated amortization	(11,647)	(11,477)
Above-market in-place leases, net	$3,709	$3,879

In-place leases	$124,198	$124,198
Less: accumulated amortization	(81,435)	(79,675)
In-place leases, net	$42,763	$44,523

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$41,371	$41,371
Less: accumulated amortization	(28,403)	(28,121)
Below-market in-place leases, net	$12,968	$13,250

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the quarters ended March 31, 2023 and 2022, were $112,000 and $140,000, respectively. The value of in-place leases amortized to expense for the quarters ended March 31, 2023 and 2022, was $1,760,000 and $1,773,000, respectively.

Real Estate – Dispositions

The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended March 31,
	2023		2022
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	6	$6,300	10	$3,992

Real Estate – Commitments

NNN has committed to fund construction on 32 Properties. The improvements on such Properties are estimated to be completed within 12 months. These construction commitments, as of March 31, 2023, are outlined in the table below (dollars in thousands):

Total commitment(1)	$253,106
Less amount funded	(100,365)
Remaining commitment	$152,741

(1)	Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

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

As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended March 31,
	2023	2022
Total real estate impairments, net of recoveries	$2,640	$1,632

Number of Properties:
Vacant	3	3
Occupied	1	2

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

Note 3 – Line of Credit Payable:

NNN's $1,100,000,000 revolving credit facility (the "Credit Facility") had a weighted average outstanding balance of $182,350,000 and a weighted average interest rate of 5.35% during the quarter ended March 31, 2023. In December 2022, NNN entered into an amendment to the Credit Facility, to change the base interest rate from LIBOR to the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of March 31, 2023, $209,000,000 was outstanding and $891,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.

Note 4 – Stockholders' Equity:

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

At-The-Market Offerings – Under NNN's shelf registration statement, NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM program:

2020 ATM
Established date	August 2020
Termination date	August 2023
Total allowable shares	17,500,000
Total shares issued as of March 31, 2023	7,422,185

The following table outlines the common stock issuances pursuant to NNN's ATM equity program for the quarter ended March 31, 2023 (dollars in thousands, except per share data):

Shares of common stock	349,809
Average price per share (net)	$45.95
Net proceeds	$16,074
Stock issuance costs(1)	$294

(1)	Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

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

Dividend Reinvestment and Stock Purchase Plan – In February 2021, NNN filed a shelf registration statement that was automatically effective with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP"), which permits NNN to issue up to 6,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended March 31,
	2023	2022
Shares of common stock	17,760	17,571
Net proceeds	$822	$748

Dividends – The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2023	2022
Common stock:
Dividends	$99,401	$92,751
Per share	0.550	0.530

In April 2023, NNN declared a dividend of $0.550 per share, which is payable in May 2023 to its common stockholders of record as of April 28, 2023.

Note 5 – Notes Payable and Derivatives:

Information related to NNN's notes payable and derivatives is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2022.

As of March 31, 2023, $11,975,000 remained in accumulated other comprehensive income (loss) related to NNN’s previously terminated interest rate hedges. During the quarters ended March 31, 2023 and 2022, NNN reclassified out of accumulated other comprehensive income (loss) $607,000 and $583,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $2,497,000 will be reclassified as an increase in interest expense from these terminated derivatives. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

NNN does not use derivatives for trading or speculative purposes. NNN had no derivative financial instruments outstanding at March 31, 2023.

Note 6 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its mortgages payable at March 31, 2023 and December 31, 2022, approximate fair value based upon current market prices of comparable instruments (Level 3). At March 31, 2023 and December 31, 2022, the fair value of NNN’s notes payable excluding unamortized discount and debt costs was $3,207,626,000 and $3,140,774,000, respectively, based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 7 – Subsequent Events:

NNN has reviewed its subsequent events which have occurred after March 31, 2023, the date of the Condensed Consolidated Balance Sheet.

In April 2023, NNN repaid the remaining mortgages payable principal balance of $9,774,000 which was due in July 2023. No penalty was incurred as a result of this repayment.

There were no other reportable subsequent events or transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of NNN REIT, Inc. for the year ended December 31, 2022 ("2022 Annual Report"). The term “NNN” or the “Company” refers to NNN REIT, Inc. and all of its consolidated subsidiaries. Effective May 1, 2023, National Retail Properties, Inc. changed its name to NNN REIT, Inc.

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
•
A natural disaster or impacts of weather or other event resulting in uninsured loss may adversely affect the operations of NNN's tenants and therefore the ability of NNN's tenants to pay rent, NNN's operating results and asset values of NNN's property portfolio;
•
NNN's ability to fully control the management of its net-leased properties may be limited;
•
Vacant properties or bankrupt tenants could adversely affect NNN's business or financial condition;
•
Cybersecurity risks and cyber incidents as well as other significant disruptions of NNN's information technology networks and related systems and resources, could adversely affect NNN's business, disrupt operations and expose NNN to liabilities to tenants, employees, capital providers, and other third parties;
•
Future investment in international markets could subject NNN to additional risks;
•
NNN may suffer a loss in the event of a default of or bankruptcy of a borrower;
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
•
Non-compliance with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws could have an adverse effect on NNN's business and operating results;
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

Additional information related to these risks and uncertainties are included in "Item 1A. Risk Factors" of NNN's 2022 Annual Report.

These risks and uncertainties may cause NNN's actual future results to differ materially from expected results. Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. NNN undertakes no obligation to update or revise such forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

NNN, a Maryland corporation, is a fully integrated REIT formed in 1984. NNN's assets are primarily real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio", or individually a "Property").

As of March 31, 2023, NNN owned 3,449 Properties, with an aggregate gross leasable area of approximately 35,251,000 square feet, located in 49 states, with a weighted average remaining lease term of 10.3 years. Approximately 99 percent of the Properties were leased as of March 31, 2023.

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

NNN continues to maintain its diversification by tenant, geography and tenant's line of trade. NNN’s largest line of trade concentrations are the restaurant (including full and limited service) (17.9%), convenience store (16.3%), and automotive service (14.4%) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

As of March 31, 2023 and 2022, the Property Portfolio remained at least 99 percent leased and had a weighted average remaining lease term of approximately 10 years. High occupancy levels coupled with a net lease structure, provides enhanced probability of maintaining operating earnings.

Additional information related to NNN and the Property Portfolio is included in NNN's 2022 Annual Report.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio:

	March 31, 2023	December 31, 2022	March 31, 2022
Properties Owned:
Number	3,449	3,411	3,271
Total gross leasable area (square feet)	35,251,000	35,010,000	33,545,000
Properties:
Leased and unimproved land	3,429	3,390	3,245
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	10.3	10.4	10.6
Total gross leasable area (square feet) – leased	35,019,000	34,829,000	33,258,000

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent(1)
	Lines of Trade	March 31, 2023	December 31, 2022	March 31, 2022
1.	Convenience stores	16.3%	16.5%	17.5%
2.	Automotive service	14.4%	13.7%	12.6%
3.	Restaurants – full service	9.0%	9.1%	9.7%
4.	Restaurants – limited service	8.9%	8.9%	9.2%
5.	Family entertainment centers	5.8%	5.9%	6.2%
6.	Health and fitness	4.8%	4.9%	5.0%
7.	Theaters	4.3%	4.3%	4.4%
8.	Recreational vehicle dealers, parts and accessories	4.1%	4.1%	4.1%
9.	Equipment rental	3.1%	3.1%	3.1%
10.	Automotive parts	2.6%	2.6%	3.0%
11.	Wholesale clubs	2.6%	2.6%	2.4%
12.	Drug stores	2.6%	2.6%	1.2%
13.	Home improvement	2.3%	2.3%	2.4%
14.	Furniture	2.1%	2.3%	2.4%
15.	Medical service providers	1.9%	1.9%	2.0%
16.	General merchandise	1.5%	1.6%	1.6%
17.	Home furnishings	1.4%	1.4%	1.5%
18.	Consumer electronics	1.4%	1.4%	1.5%
19.	Travel plazas	1.3%	1.4%	1.5%
20.	Automobile auctions, wholesale	1.2%	1.3%	1.3%
	Other	8.4%	8.1%	7.4%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions. The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2023	2022
Acquisitions:
Number of Properties	43	59
Gross leasable area (square feet)(1)	275,000	879,000
Cap rate(2)	7.0%	6.2%
Total dollars invested(3)	$156,244	$210,823

(1)	Includes additional square footage from completed construction on existing Properties.
(2)	The cap rate is a weighted average, calculated as the initial cash annual base rent divided by the total purchase price of the Properties.
(3)	Includes dollars invested in projects under construction or tenant improvements for each respective period.

NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") or by issuing its debt or equity securities in the capital markets.

Property Dispositions. The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2023	2022
Number of properties	6	10
Gross leasable area (square feet)	16,000	81,000
Net sales proceeds	$11,925	$20,074
Net gain on disposition of real estate	$6,300	$3,992
Cap rate(1)	6.6%	5.9%

(1)	The cap rate is a weighted average of properties occupied at disposition, calculated as the cash annual base rent divided by the total sales price of the properties.

NNN typically uses the proceeds from a Property disposition to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenue

General. During the quarter ended March 31, 2023, total revenues increased as compared to the same period in 2022, primarily due to the income generated from newly acquired Properties. (See "Results of Operations – Property Analysis – Property Acquisitions").

The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended March 31,		Percent Increase
	2023	2022	(Decrease)
Rental Revenues(1)	$199,090	$185,163	7.5%
Real estate expense reimbursement from tenants	4,540	4,600	(1.3)%
Rental income	203,630	189,763	7.3%
Interest and other income from real estate transactions	478	516	(7.4)%
Total revenues	$204,108	$190,279	7.3%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").

Quarter Ended March 31, 2023 versus Quarter Ended March 31, 2022

Rental Income. Rental income increased for the quarter ended March 31, 2023, as compared to the same period in 2022. The increase is primarily due to Property acquisitions:

•
a partial period of Rental Revenue from 43 Properties with aggregate gross leasable area of approximately 275,000 square feet acquired in 2023, and
•
a full period of Rental Revenue from 223 Properties with aggregate gross leasable area of approximately 2,629,000 square feet acquired in 2022.

Analysis of Expenses

General. Operating expenses increased for the quarter ended March 31, 2023, as compared to the same period in 2022. The following table summarizes NNN’s expenses (dollars in thousands):

	Quarter Ended March 31,		Percent Increase
	2023	2022	(Decrease)
General and administrative	$12,251	$11,042	10.9%
Real estate	6,846	7,198	(4.9)%
Depreciation and amortization	59,148	52,680	12.3%
Leasing transaction costs	75	88	(14.8)%
Impairment losses – real estate, net of recoveries	2,640	1,632	61.8%
Executive retirement costs	423	3,594	(88.2)%
Total operating expenses	$81,383	$76,234	6.8%

Interest and other income	$(33)	$(35)	(5.7)%
Interest expense	38,891	36,699	6.0%
Total other expenses	$38,858	$36,664	6.0%

As a percentage of total revenues:
General and administrative	6.0%	5.8%
Real estate	3.4%	3.8%

Quarter Ended March 31, 2023 versus Quarter Ended March 31, 2022

General and Administrative. General and administrative expenses increased in amount and as a percentage of total revenues for the quarter ended March 31, 2023, as compared to the same period in 2022. The increase is primarily attributable to an increase in long-term incentive compensation costs.

Depreciation and Amortization. Depreciation and amortization expenses increased for the quarter ended March 31, 2023, as compared to the same period in 2022, primarily due to the acquisition of 43 Properties with an aggregate gross leasable area of approximately 275,000 square feet in 2023 and 223 Properties with an aggregate gross leasable area of approximately 2,629,000 square feet in 2022.

Impairment Losses – Real Estate, Net of Recoveries. As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended March 31,
	2023	2022
Total real estate impairments, net of recoveries	$2,640	$1,632

Number of Properties:
Vacant	3	3
Occupied	1	2

For the quarters ended March 31, 2023 and 2022, real estate impairments, net of recoveries, was less than one percent of NNN's total assets for the respective periods as reported on the Condensed Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to retail tenants under long-term net leases, the inherent risks of owning commercial real estate, and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Executive Retirement Costs. Executive retirement costs decreased for the quarter ended March 31, 2023, as compared to the same period in 2022. In April 2022, the former President and Chief Executive Officer retired from employment, as contemplated under the Company’s long-term executive succession planning process and as previously announced in January 2022. During the quarters ended March 31, 2023 and 2022, NNN recorded executive retirement costs in connection with the long-term incentive compensation related to the retirement and transition agreement.

Interest Expense. Interest expense increased for the quarter ended March 31, 2023, as compared to the same period in 2022. The increase is primarily due to the Credit Facility having a weighted average outstanding balance of $182,350,000 with a weighted average interest rate of 5.35% for the quarter ended March 31, 2023 compared to no weighted average outstanding balance for the quarter ended March 31, 2022.

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

NNN typically expects to fund both its short-term and long-term liquidity requirements, including investments in additional Properties, with cash and cash equivalents, cash provided from operations and advances from NNN's Credit Facility. As of March 31, 2023, NNN had $3,240,000 of cash and cash equivalents and $891,000,000 available for future borrowings under the Credit Facility. NNN may also fund liquidity requirements with new debt or equity issuances, although newly issued debt may be at higher interest rates than the rates on NNN's existing debt outstanding. NNN has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these sources of liquidity and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

Cash Flows. NNN had $3,240,000 in cash and cash equivalents and $2,086,000 in restricted cash or cash held in escrow at March 31, 2023. The table below summarizes NNN’s cash flows (dollars in thousands):

	Quarter Ended March 31,
	2023	2022
Cash and cash equivalents:
Provided by operating activities	$180,822	$164,338
Used in investing activities	(142,346)	(189,643)
Used in financing activities	(39,928)	(92,281)
Decrease	(1,452)	(117,586)
Net cash at beginning of period	6,778	171,322
Net cash at end of period	$5,326	$53,736

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received primarily from Rental Revenue and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the quarters ended March 31, 2023 and 2022, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties as discussed in "Results of Operations – Property Analysis." NNN typically uses cash on hand or proceeds from its Credit Facility to fund the acquisition of its Properties.

Financing Activities. NNN’s financing activities for the quarter ended March 31, 2023, included the following significant transactions:

•
$42,800,000 in net borrowings from NNN's Credit Facility,
•
$16,074,000 from the issuance of 349,809 shares of common stock in connection with the at-the-market ("ATM") equity program,
•
$822,000 from the issuance of 17,760 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"), and
•
$99,401,000 in dividends paid to common stockholders.

Material Cash Requirements

NNN's material cash requirements include (i) long-term debt maturities; (ii) interest on long-term debt; (iii) common stock dividends (although all future distributions will be declared and paid at the discretion of the Board of Directors); and (iv) to a lesser extent, Property construction and other Property related costs that may arise.

The table below presents material cash requirements related to NNN's long-term obligations outstanding as of March 31, 2023 (see "Capital Structure") (dollars in thousands):

	Date of Obligation
	Total	2023		2024	2025	2026	2027	Thereafter
Long-term debt(1)	$3,809,774	$9,774	(2)	$350,000	$400,000	$350,000	$400,000	$2,300,000
Long-term debt – interest(3)	1,787,713	102,472		129,006	120,750	106,225	91,233	1,238,027
Credit Facility	209,000	—		—	209,000	—	—	—
Headquarters office lease	10,721	618		837	210	981	1,005	7,070
Total contractual cash obligations	$5,817,208	$112,864		$479,843	$729,960	$457,206	$492,238	$3,545,097

(1)	Includes only principal amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums, note discounts and debt costs.
(2)	In April 2023, NNN repaid the remaining mortgages payable principal balance of $9,774 which was due in July 2023. No penalty was incurred as a result of this repayment.
(3)	Interest calculation on notes payable based on stated rate of the principal amount.

Property Construction. NNN has committed to fund construction on 32 Properties. The improvements of such Properties are estimated to be completed within 12 months. These construction commitments, at March 31, 2023, are outlined in the table below (dollars in thousands):

Total commitment(1)	$253,106
Less amount funded	(100,365)
Remaining commitment	$152,741

(1)	Includes land, construction costs, tenant improvements, lease costs and capitalized interest.

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

As of March 31, 2023, NNN owned 20 vacant, un-leased Properties which accounted for less than one percent of total Properties, and less than one percent of aggregate gross leasable area held in the Property Portfolio.

Additionally, as of April 27, 2023, less than one percent of total Properties, and less than one percent of aggregate gross leasable area held in the Property Portfolio, was leased to two tenants currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

NNN generally monitors the financial performance of its significant tenants on an ongoing basis.

Dividends. One of NNN’s primary objectives is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends, while retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT.

The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2023	2022
Common stock:
Dividends	$99,401	$92,751
Per share	0.550	0.530

In April 2023, NNN declared a dividend of $0.550 per share which is payable in May 2023 to its common stockholders of record as of April 28, 2023.

Capital Structure

NNN has used, and expects to use in the future, various forms of debt and equity securities primarily to pay down or refinance its outstanding debt, to finance property acquisitions and to fund construction on its Properties.

The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	March 31, 2023	Percentage of Total	December 31, 2022	Percentage of Total
Line of credit payable	$209,000	5.3%	$166,200	4.2%
Mortgages payable(1)	9,774	0.2%	9,964	0.3%
Notes payable	3,740,945	94.5%	3,739,890	95.5%
Total outstanding debt	$3,959,719	100.0%	$3,916,054	100.0%

(1)	In April 2023, NNN repaid the remaining mortgages payable principal balance of $9,774 which was due in July 2023. No penalty was incurred as a result of this repayment.

Line of Credit Payable. NNN's $1,100,000,000 Credit Facility had a weighted average outstanding balance of $182,350,000 and a weighted average interest rate of 5.35% during the quarter ended March 31, 2023. In December 2022, NNN entered into an amendment to the Credit Facility, to change the base interest rate from LIBOR to the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of March 31, 2023, $209,000,000 was outstanding and $891,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.

Universal Shelf Registration Statement. In August 2020, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities. Information related to NNN's publicly held debt and equity securities is included in NNN's 2022 Annual Report.

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
(3)

NNN entered into forward starting swaps which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt. Upon the issuance of a series of unsecured notes, NNN terminated such derivatives, and the resulting fair value was deferred in other comprehensive income. The deferred liability (asset) is being amortized over the term of the respective notes using the effective interest method. Additional disclosure is included in Note 5 – Notes Payable and Derivatives.

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

In accordance with the terms of the indentures, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At March 31, 2023, NNN was in compliance with those covenants.

Equity Securities

At-The-Market Offerings. Under NNN's shelf registration statement, NNN established an ATM equity program which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM program:

2020 ATM
Established date	August 2020
Termination date	August 2023
Total allowable shares	17,500,000
Total shares issued as of March 31, 2023	7,422,185

The following table outlines the common stock issuances pursuant to NNN's ATM equity program for the quarter ended March 31, 2023 (dollars in thousands, except per share data):

Shares of common stock	349,809
Average price per share (net)	$45.95
Net proceeds	$16,074
Stock issuance costs(1)	$294

(1)	Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

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

	Quarter Ended March 31,
	2023	2022
Shares of common stock	17,760	17,571
Net proceeds	$822	$748

Critical Accounting Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of NNN’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the condensed consolidated financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on NNN’s consolidated financial statements. A summary of NNN’s critical accounting estimates are included in NNN’s 2022 Annual Report. NNN has not made any material changes to these policies during the periods covered by this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate long-term debt which is used to finance NNN’s Property acquisitions and development activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt and periodically uses derivatives to hedge the interest rate risk of future borrowings. As of March 31, 2023, NNN had no outstanding derivatives.

As of March 31, 2023, NNN's variable rate Credit Facility had $209,000,000 outstanding, a weighted average outstanding balance of $182,350,000 and a weighted average interest rate of 5.35% compared to no weighted average outstanding balance for the same period in 2022.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding. The table presents, by year of expected maturity, principal payments and related interest rates for debt obligations outstanding as of March 31, 2023. The table incorporates only those debt obligations that existed as of March 31, 2023, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by approximately one percent for the quarter ended March 31, 2023.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Effective Interest Rate
2023	$—	—	$9,774	5.23%	$—	—
2024	—	—	—	—	350,000	3.92%
2025	209,000	5.35%	—	—	400,000	4.03%
2026	—	—	—	—	350,000	3.73%
2027	—	—	—	—	400,000	3.55%
Thereafter	—	—	—	—	2,300,000	3.58%	(3)
Total	$209,000	5.35%	$9,774	5.23%	$3,800,000	3.67%
Fair Value:
March 31, 2023	$209,000		$9,774		$3,207,626
December 31, 2022	$166,200		$9,947		$3,140,774

(1)

NNN's mortgages payable represent principal payments by year and exclude both unamortized premiums and debt costs. In April 2023, NNN repaid the remaining mortgages payable principal balance of $9,774 which was due in July 2023. No penalty was incurred as a result of this repayment.

(2)

Includes NNN’s notes payable, each exclude unamortized discounts and debt costs. The fair value is based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded on the over-the-counter market.

(3)	Weighted average effective interest rate for periods after 2027.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer ("NNN's Chief Officers"), of the effectiveness as of March 31, 2023, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, NNN's Chief Officers concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 1A. Risk Factors.

There were no material changes in NNN's risk factors disclosed in Item 1A. Risk Factors in NNN's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and By-laws

3.1

First Amended and Restated Articles of Incorporation of the Registrant, as amended through the Second Amendment, dated May 1, 2023 (filed on April 27, 2023 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K).

3.2

Third Amended and Restated Bylaws of the Registrant, as amended through the Fifth Amendment to Bylaws, dated May 1, 2023 (filed on April 27, 2023 as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K).

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

101.1

The following materials from NNN REIT, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2023, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

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

DATED this 2nd day of May, 2023.

NNN REIT, INC.

By:	/s/ Stephen A. Horn, Jr.
Stephen A. Horn, Jr.
Chief Executive Officer, President and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director