Form 10-Q
period 2023-09-30
NNN REIT, INC.
filed 2023-11-01
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, the registrant had 182,440,471 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Real estate portfolio, net of accumulated depreciation and amortization	$8,346,062	$8,020,814
Cash and cash equivalents	77,137	2,505
Restricted cash and cash held in escrow	21,126	4,273
Receivables, net of allowance of $667 and $708, respectively	2,142	3,612
Accrued rental income, net of allowance of $3,880 and $3,836, respectively	28,777	27,795
Debt costs, net of accumulated amortization of $23,379 and $21,663, respectively	3,761	5,352
Other assets	82,303	81,694
Total assets	$8,561,308	$8,146,045
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$—	$166,200
Mortgages payable, including unamortized premium and net of unamortized debt costs	—	9,964
Notes payable, net of unamortized discount and unamortized debt costs	4,227,164	3,739,890
Accrued interest payable	60,765	23,826
Other liabilities	115,321	82,663
Total liabilities	4,403,250	4,022,543

Equity:
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 182,440,174 and 181,424,670 shares issued and outstanding, respectively	1,825	1,815
Capital in excess of par value	4,966,872	4,928,034
Accumulated deficit	(799,900)	(793,765)
Accumulated other comprehensive income (loss)	(10,739)	(12,582)
Total stockholders’ equity of NNN	4,158,058	4,123,502
Total liabilities and equity	$8,561,308	$8,146,045

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental income	$204,856	$193,102	$610,912	$573,401
Interest and other income from real estate transactions	276	369	968	1,132
	205,132	193,471	611,880	574,533
Operating expenses:
General and administrative	10,225	10,124	33,216	30,906
Real estate	6,459	5,875	20,141	19,246
Depreciation and amortization	59,523	56,388	178,546	166,512
Leasing transaction costs	96	96	223	260
Impairment losses – real estate, net of recoveries	1,001	971	3,675	7,221
Executive retirement costs	153	556	885	6,805
	77,457	74,010	236,686	230,950
Gain on disposition of real estate	19,992	5,889	40,222	10,656
Earnings from operations	147,667	125,350	415,416	354,239
Other expenses (revenues):
Interest and other income	(644)	(33)	(751)	(120)
Interest expense	41,524	36,962	120,509	110,400
	40,880	36,929	119,758	110,280
Net earnings	106,787	88,421	295,658	243,959
Loss attributable to noncontrolling interests	—	—	—	5
Net earnings attributable to common stockholders	$106,787	$88,421	$295,658	$243,964
Net earnings per share of common stock:
Basic	$0.59	$0.50	$1.63	$1.39
Diluted	$0.59	$0.50	$1.63	$1.38
Weighted average number of common shares outstanding:
Basic	181,398,273	176,900,786	181,120,963	175,542,356
Diluted	181,721,467	177,367,710	181,460,622	175,993,907
Other comprehensive income:
Net earnings attributable to NNN	$106,787	$88,421	$295,658	$243,964
Amortization of interest rate hedges	620	595	1,843	1,770
Comprehensive income attributable to NNN	107,407	89,016	297,501	245,734
Comprehensive loss attributable to noncontrolling interests	—	—	—	(5)
Total comprehensive income	$107,407	$89,016	$297,501	$245,729

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Quarter Ended September 30, 2023

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at June 30, 2023	$1,825	$4,963,808	$(804,040)	$(11,359)	$4,150,234	$—	$4,150,234
Net earnings	—	—	106,787	—	106,787	—	106,787
Dividends declared and paid:
$0.5650 per share of common stock	—	700	(102,647)	—	(101,947)	—	(101,947)
Issuance of common stock:
8,291 shares – director compensation	—	294		—	294	—	294
1,575 shares – stock purchase plan	—	62		—	62	—	62
9,800 restricted shares – net of forfeitures	—	—	—	—	—	—	—
Stock issuance costs	—	(375)	—	—	(375)	—	(375)
Amortization of deferred compensation	—	2,383	—	—	2,383	—	2,383
Amortization of interest rate hedges	—	—	—	620	620	—	620
Balances at September 30, 2023	$1,825	$4,966,872	$(799,900)	$(10,739)	$4,158,058	$—	$4,158,058

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

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Nine Months Ended September 30, 2023

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2022	$1,815	$4,928,034	$(793,765)	$(12,582)	$4,123,502	$—	$4,123,502
Net earnings	—	—	295,658	—	295,658	—	295,658
Dividends declared and paid:
$1.6650 per share of common stock	—	2,155	(301,793)	—	(299,638)	—	(299,638)
Issuance of common stock:
24,097 shares – director compensation	—	833	—	—	833	—	833
5,151 shares – stock purchase plan	—	222	—	—	222	—	222
650,135 shares – ATM equity program	7	29,143	—	—	29,150	—	29,150
265,467 restricted shares – net of forfeitures	3	(3)	—	—	—	—	—
Stock issuance costs	—	(933)	—	—	(933)	—	(933)
Amortization of deferred compensation	—	7,421	—	—	7,421	—	7,421
Amortization of interest rate hedges	—	—	—	1,843	1,843	—	1,843
Balances at September 30, 2023	$1,825	$4,966,872	$(799,900)	$(10,739)	$4,158,058	$—	$4,158,058

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Nine Months Ended September 30, 2022

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2021	$1,757	$4,662,714	$(747,853)	$(14,956)	$3,901,662	$1	$3,901,663
Net earnings	—	—	243,964	—	243,964	(5)	243,959
Dividends declared and paid:
$1.610 per share of common stock	—	2,058	(282,637)	—	(280,579)	—	(280,579)
Issuance of common stock:
24,209 shares – director compensation	—	927	—	—	927	—	927
4,516 shares – stock purchase plan	—	200	—	—	200	—	200
2,801,778 shares – ATM equity program	28	129,121	—	—	129,149	—	129,149
232,751 restricted shares – net of forfeitures	3	(3)	—	—	—	—	—
Stock issuance costs	—	(1,879)	—	—	(1,879)	—	(1,879)
Amortization of deferred compensation	—	12,000	—	—	12,000	—	12,000
Amortization of interest rate hedges	—	—	—	1,770	1,770	—	1,770
Distributions to noncontrolling interests	—	—	—	—	—	(278)	(278)
Other	—	(282)	—	—	(282)	282	—
Balances at September 30, 2022	$1,788	$4,804,856	$(786,526)	$(13,186)	$4,006,932	$—	$4,006,932

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$295,658	$243,959
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	178,546	166,512
Impairment losses – real estate, net of recoveries	3,675	7,221
Amortization of notes payable discount	1,416	1,262
Amortization of debt costs	3,648	3,533
Amortization of mortgages payable premium	(21)	(65)
Amortization of interest rate hedges	1,843	1,770
Gain on disposition of real estate	(40,222)	(10,656)
Performance incentive plan expense	8,997	14,000
Performance incentive plan payment	(916)	(103)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in receivables	654	1,264
Decrease (increase) in accrued rental income	(1,496)	3,298
Increase in other assets	(500)	(822)
Increase in accrued interest payable	36,939	33,461
Increase in other liabilities	2,478	641
Other	114	(4)
Net cash provided by operating activities	490,813	465,271
Cash flows from investing activities:
Proceeds from the disposition of real estate	89,542	50,919
Additions to real estate	(524,719)	(576,188)
Principal payments received on mortgages and notes receivable	440	412
Other	(1,534)	(1,951)
Net cash used in investing activities	(436,271)	(526,808)

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Proceeds from line of credit payable	$646,000	$344,000
Repayment of line of credit payable	(812,200)	(296,500)
Repayment of mortgages payable	(9,947)	(494)
Proceeds from notes payable	488,380	—
Payment of debt issuance costs	(4,248)	(127)
Proceeds from issuance of common stock	31,528	131,407
Stock issuance costs	(777)	(1,879)
Payment of common stock dividends	(301,793)	(282,637)
Noncontrolling interests distributions	—	(278)
Net cash provided by (used in) financing activities	36,943	(106,508)
Net increase (decrease) in cash, cash equivalents and restricted cash	91,485	(168,045)
Cash, cash equivalents and restricted cash at beginning of period(1)	6,778	171,322
Cash, cash equivalents and restricted cash at end of period(1)	$98,263	$3,277
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$79,058	$70,986
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$1,843	$1,770
Right-of-use asset recorded in connection with lease liability	$6,401	$—
Work in progress accrual balance at end of period	$36,661	$19,102

(1)

Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. As of September 30, 2023, NNN had restricted cash of $21,126. NNN did not have restricted cash and cash held in escrow as of September 30, 2022.

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

September 30, 2023
Property Portfolio:
Total Properties	3,511
Gross leasable area (square feet)	35,797,000
States	49
Weighted average remaining lease term (years)	10.1

NNN's operations are reported within one operating segment in the unaudited condensed consolidated financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2023, may not be indicative of the results that may be expected for the year ending December 31, 2023. Amounts as of December 31, 2022, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2022.

COVID-19 Pandemic – During 2020 and 2021, NNN and its tenants were impacted by the novel strain of coronavirus and its variants ("COVID-19") pandemic which resulted in the loss of revenue for certain tenants and challenged their ability to pay rent. As a result, NNN entered into rent deferral lease amendments with certain tenants (see "Note 2 – Real Estate").

Principles of Consolidation – NNN’s unaudited condensed consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates, including transactions whereby NNN has been determined to be the primary beneficiary in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications ("ASC") guidance included in Topic 810, Consolidation. All significant intercompany account balances and transactions have been eliminated.

Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest, third-party costs and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $2,374,000 and $547,000 in capitalized interest during the development period for the nine months ended September 30, 2023 and 2022, respectively, of which $1,248,000 and $273,000 was recorded during the quarters ended September 30, 2023 and 2022, respectively.

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

Lease Accounting – NNN records its leases on the Property Portfolio in accordance with FASB ASC Topic 842, Leases ("ASC 842"). In addition, NNN records right-of-use assets and operating lease liabilities as lessee under operating leases in accordance with ASC 842.

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

Collectability – In accordance with ASC 842, NNN reviews the collectability of its rental income on an ongoing basis. NNN considers collectability indicators when analyzing accounts receivable (and accrued rent) and historical bad debt levels, tenant credit-worthiness and current economic trends, all of which assists in evaluating the probability of outstanding and future rental income collections and the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims.

When NNN deems the collection of rental income from a tenant not probable, uncollected previously recognized rental revenue and any related accrued rent are reversed as a reduction to rental income and, subsequently, any rental income is only recognized when cash receipts are received. At this point, a tenant is deemed cash basis for accounting purposes.

As a result of the review of lease payments collectability, NNN recorded a write-off of $348,000 of outstanding receivables and related accrued rent for certain tenants reclassified to cash basis for accounting purposes during the nine months ended September 30, 2023. No such outstanding receivables and related accrued rent were written off during the nine months ended September 30, 2022.

The following table summarizes those tenants classified as cash basis for accounting purposes as of September 30:

	2023	2022
Number of tenants	8	8
Cash basis tenants as a percent of:
Total Properties	4.8%	5.2%
Total annual base rent(1)	6.9%	7.1%
Total gross leasable area	6.4%	6.8%

(1)	Based on annualized base rent for all leases in place for each respective period.

During the nine months ended September 30, 2023 and 2022, NNN recognized $44,368,000 and $46,631,000, respectively, of rental income from certain tenants classified as cash basis for accounting purposes, of which $14,281,000 and $15,346,000 was recognized during the quarters ended September 30, 2023 and 2022, respectively.

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

Real Estate – Held for Sale – Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant and Equipment, including management’s intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. At September 30, 2023, NNN had no properties classified as held for sale. At December 31, 2022, NNN had recorded real estate held for sale of $786,000 (two properties) in real estate portfolio on the Condensed Consolidated Balance Sheets. The two properties classified as held for sale as of December 31, 2022 were sold during the nine months ended September 30, 2023.

Real Estate Dispositions – When real estate is disposed, the related cost, accumulated depreciation or amortization and any accrued rental income from operating leases and the net investment from direct financing leases are removed from the accounts, and gains and losses from the dispositions are reflected in income. Gains from the disposition of real estate are generally recognized using the full accrual method in accordance FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets ("ASC 610-20"), provided that various criteria relating to the terms of the sale and any subsequent involvement by NNN with the real estate sold are met.

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

Credit Losses on Financial Instruments – FASB ASC Topic 326, Financial Instruments – Credit Losses, requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. The guidance requires a lifetime credit loss expected at inception and requires pooling of assets, which share similar risk characteristics. NNN is required to evaluate current economic conditions, as well as make future expectations of economic conditions. In addition, the measurement of the expected credit loss is over the asset’s contractual term.

NNN held mortgages receivable, including accrued interest, of $1,114,000 and $1,530,000 included in other assets on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively, net of $71,000 and $98,000 allowance for credit loss, respectively. NNN measures the allowance for credit loss based on the fair value of the collateral and the historical collectability trend analysis over 15 years.

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

Restricted Cash and Cash Held in Escrow – Restricted cash and cash held in escrow include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN. As of September 30, 2023 and December 31, 2022, NNN held $21,126,000 and $4,273,000, respectively, in escrow and other restricted accounts.

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

Debt Costs – Notes Payable – Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. NNN had debt costs of $42,595,000 and $38,145,000, included in notes payable on the Condensed Consolidated Balance Sheets, as of September 30, 2023 and December 31, 2022, respectively, net of accumulated amortization of $13,621,000 and $11,693,000, respectively.

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

The core principle of FASB Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of ASC 842. NNN determined the key revenue stream impacted by ASU 2014-09 is gain on disposition of real estate reported on the Condensed Consolidated Statements of Income and Comprehensive Income. In accordance with ASU 2014-09, NNN evaluates any separate contracts or performance obligations to determine proper timing and/or amount of revenue recognition, as well as transaction price allocation.

Earnings Per Share – Earnings per share have been computed pursuant to the FASB guidance included in FASB ASC Topic 260, Earnings Per Share. The guidance requires classification of the Company’s unvested restricted share units, which carry rights to receive nonforfeitable dividends, as participating securities requiring the two-class method of computing earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and Diluted Earnings:
Net earnings available to NNN’s common stockholders	$106,787	$88,421	$295,658	$243,964
Less: Earnings allocated to unvested restricted shares	(171)	(135)	(448)	(471)
Net earnings used in basic and diluted earnings per share	$106,616	$88,286	$295,210	$243,493

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	182,424,814	177,881,613	182,092,117	176,510,417
Less: Unvested restricted shares	(290,458)	(246,116)	(268,713)	(292,433)
Less: Unvested contingent restricted shares	(736,083)	(734,711)	(702,441)	(675,628)
Weighted average number of shares outstanding used in basic earnings per share	181,398,273	176,900,786	181,120,963	175,542,356
Other dilutive securities	323,194	466,924	339,659	451,551
Weighted average number of shares outstanding used in diluted earnings per share	181,721,467	177,367,710	181,460,622	175,993,907

Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations. NNN generally will not be subject to federal income taxes on income it distributes to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. As of September 30, 2023, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

Fair Value Measurement – NNN’s estimates of fair value of financial and non-financial assets and liabilities are based on the framework established in FASB ASC Topic 820, Fair Value Measurement. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2023 (dollars in thousands):

	Gain (Loss) on Cash Flow Hedges(1)
Beginning balance, December 31, 2022	$(12,582)
Reclassifications from accumulated other comprehensive income to net earnings	1,843	(2)
Ending balance, September 30, 2023	$(10,739)

(1)	Additional disclosure is included in "Note 5 – Notes Payable and Derivatives".

(2)	Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income.

Use of Estimates – Additional critical accounting policies of NNN include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities which are required to prepare the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant accounting policies include management’s estimates of the purchase accounting for acquisition of real estate, the recoverability of the carrying value of long-lived assets and management's evaluation of the probability of outstanding and future lease payment collections. Estimates are sensitive to evaluations by management about current and future expectations of market and economic conditions. Actual results could differ from those estimates.

Note 2 – Real Estate:

Real Estate – Portfolio

Leases – At September 30, 2023, NNN’s real estate portfolio had a weighted average remaining lease term of 10.1 years and consisted of 3,521 leases classified as operating leases and an additional five leases accounted for as direct financing leases.

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

Real Estate Portfolio – NNN's real estate consisted of the following at (dollars in thousands):

	September 30, 2023	December 31, 2022
Land and improvements(1)	$2,823,053	$2,669,498
Buildings and improvements	7,226,852	6,985,394
Leasehold interests	355	355
	10,050,260	9,655,247
Less accumulated depreciation and amortization	(1,813,920)	(1,660,308)
	8,236,340	7,994,939
Work in progress and improvements	106,615	21,737
Accounted for using the operating method	8,342,955	8,016,676
Accounted for using the direct financing method	3,107	3,352
Classified as held for sale(2)	—	786
	$8,346,062	$8,020,814

(1)	Includes $100,788 and $22,356 in land for Properties under construction at September 30, 2023 and December 31, 2022, respectively.

(2)	As of September 30, 2023, no Properties were classified as held for sale.

NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental income from operating leases	$200,287	$188,840	$596,099	$558,942
Earned income from direct financing leases	140	148	427	449
Percentage rent	336	235	1,390	1,231
Rental revenues	200,763	189,223	597,916	560,622
Real estate expense reimbursement from tenants	4,093	3,879	12,996	12,779
	$204,856	$193,102	$610,912	$573,401

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

During 2021 and 2020, as a result of the COVID-19 pandemic, NNN entered into rent deferral lease amendments with certain tenants in the Property Portfolio, for an aggregate $4,722,000 and $51,723,000 of rent originally due for the years ended December 31, 2021 and 2020, respectively. The rent deferral lease amendments require the deferred rents to be repaid at a later time during the lease term. As of September 30, 2023, an aggregate of approximately 93 percent of deferred rent has been repaid with $2,648,000 and $11,520,000 of deferred rent repaid during the nine months ended September 30, 2023 and 2022, respectively, of which $476,000 and $3,458,000 of deferred rent was repaid during the quarters ended September 30, 2023 and 2022, respectively.

For the nine months ended September 30, 2023 and 2022, NNN recognized $1,496,000 and ($3,298,000), respectively, of net straight-line accrued rental income, net of reserves, of which $493,000 and ($655,000) of such income, net of reserves was recorded during the quarters ended September 30, 2023 and 2022, respectively.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	September 30, 2023	December 31, 2022
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,356	$15,356
Less: accumulated amortization	(11,979)	(11,477)
Above-market in-place leases, net	$3,377	$3,879

In-place leases	$122,956	$124,198
Less: accumulated amortization	(83,890)	(79,675)
In-place leases, net	$39,066	$44,523

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$41,217	$41,371
Less: accumulated amortization	(28,849)	(28,121)
Below-market in-place leases, net	$12,368	$13,250

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the nine months ended September 30, 2023 and 2022, were $349,000 and $410,000, respectively, of which $115,000 and $130,000 were recorded for the quarters ended September 30, 2023 and 2022, respectively. The value of in-place leases amortized to expense for the nine months ended September 30, 2023 and 2022, was $5,197,000 and $5,337,000, respectively, of which $1,671,000 and $1,793,000 was recorded for the quarters ended September 30, 2023 and 2022, respectively.

Real Estate – Dispositions

The following table summarizes the properties sold and the corresponding gain recognized on the disposition of properties (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	13	$19,992	8	$5,889	26	$40,222	26	$10,656

Real Estate – Commitments

NNN has committed to fund construction on 57 Properties. The improvements on such Properties are estimated to be completed within 12 to 18 months. These construction commitments, as of September 30, 2023, are outlined in the table below (dollars in thousands):

Total commitment(1)	$391,604
Less amount funded	(207,403)
Remaining commitment	$184,201

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total real estate impairments, net of recoveries	$1,001	$971	$3,675	$7,221

Number of Properties:
Vacant	1	2	4	8
Occupied	1	1	2	6

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

Note 3 – Line of Credit Payable:

NNN's $1,100,000,000 revolving credit facility (the "Credit Facility") had a weighted average outstanding balance of $201,296,000 and a weighted average interest rate of 5.79% during the nine months ended September 30, 2023. In December 2022, NNN entered into an amendment to the Credit Facility, to change the base interest rate from the London Interbank Offer Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of September 30, 2023, no amount was outstanding and $1,100,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the Credit Facility financial covenants.

Note 4 – Mortgages Payable:

In April 2023, NNN repaid the remaining mortgages payable principal balance of $9,774,000.

Note 5 – Notes Payable and Derivatives:

In August 2023, NNN filed a prospectus supplement to the prospectus contained in its August 2023 shelf registration statement (see "Note 6 – Stockholder's Equity") and issued $500,000,000 aggregate principal amount of 5.600% notes due October 2033 (the "2033 Notes").

The 2033 Notes were sold at a discount with an aggregate net price of $488,380,000 with interest payable semi-annually on April 15 and October 15, commencing April 15, 2024. The discount of $11,620,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2033 Notes after accounting for the note discount is 5.905%.

The 2033 Notes are senior, unsecured obligations of NNN and are subordinated to all secured debt of NNN. NNN may redeem the 2033 Notes, in whole or part, at any time prior to the par call date at the redemption price as set forth in the supplemental indenture dated August 8, 2023 relating to the 2033 Notes; provided, however, that if NNN redeems the notes on or after the par call date, the redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest there on to, but not including, the redemption date.

NNN received approximately $483,930,000 of net proceeds in connection with the issuance of the 2033 Notes, after incurring debt issuance costs consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses, totaling $4,450,000 for the 2033 Notes.

As of September 30, 2023, $10,739,000 remained in accumulated other comprehensive income (loss) related to NNN’s previously terminated interest rate hedges. During the nine months ended September 30, 2023 and 2022, NNN reclassified out of accumulated other comprehensive income (loss) $1,843,000 and $1,770,000, respectively, of which $620,000 and $595,000 was reclassified during the quarters ended September 30, 2023 and 2022, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $2,321,000 will be reclassified as an increase in interest expense from these terminated derivatives. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

NNN does not use derivatives for trading or speculative purposes. NNN had no derivative financial instruments outstanding at September 30, 2023.

Additional information related to NNN's notes payable and derivatives is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2022.

Note 6 – Stockholders' Equity:

Universal Shelf Registration Statement – In August 2023, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.

At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2023 ATM	2020 ATM
Shelf registration statement:
Effective date	August 2023	August 2020
Termination date	August 2026	August 2023
Total allowable shares	17,500,000	17,500,000
Total shares issued as of September 30, 2023	—	7,722,511

The following table outlines the common stock issuances pursuant to NNN's ATM (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2023	2022
Shares of common stock	650,135	2,801,778
Average price per share (net)	$43.52	$45.42
Net proceeds	$28,292	$127,270
Stock issuance costs(1)	$858	$1,879

(1)	Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan – In February 2021, NNN filed a shelf registration statement that was automatically effective with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP"), which permits NNN to issue up to 6,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Shares of common stock	55,261	51,567
Net proceeds	$2,302	$2,258

Dividends – The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividends	$102,647	$97,008	$301,793	$282,637
Per share	0.5650	0.5500	1.6650	1.6100

In October 2023, NNN declared a dividend of $0.5650 per share, which is payable in November 2023 to its common stockholders of record as of October 31, 2023.

Note 7 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believed that the carrying value of its mortgages payable at December 31, 2022 approximate fair value based upon current market prices of comparable instruments (Level 3). NNN had no mortgages payable outstanding at September 30, 2023. At September 30, 2023 and December 31, 2022, the fair value of NNN’s notes payable excluding unamortized discount and debt costs was $3,529,934,000 and $3,140,774,000, respectively, based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded.

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

As of September 30, 2023, NNN owned 3,511 Properties, with an aggregate gross leasable area of approximately 35,797,000 square feet, located in 49 states, with a weighted average remaining lease term of 10.1 years. Approximately 99 percent of the Properties were leased as of September 30, 2023.

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

NNN continues to maintain its diversification by tenant, geography and tenant's line of trade. NNN’s largest line of trade concentrations are the restaurant (including full and limited service) (17.6%), convenience store (16.8%), and automotive service (14.7%) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

As of September 30, 2023 and 2022, the Property Portfolio remained approximately 99 percent leased and had a weighted average remaining lease term of approximately 10 years. High occupancy levels coupled with a net lease structure, provides enhanced probability of maintaining operating earnings.

Additional information related to NNN and the Property Portfolio is included in NNN's 2022 Annual Report.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio:

	September 30, 2023	December 31, 2022	September 30, 2022
Properties Owned:
Number	3,511	3,411	3,349
Total gross leasable area (square feet)	35,797,000	35,010,000	34,265,000
Properties:
Leased and unimproved land	3,484	3,390	3,328
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	10.1	10.4	10.4
Total gross leasable area (square feet) – leased	35,462,000	34,829,000	34,096,000

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent(1)
	Lines of Trade	September 30, 2023	December 31, 2022	September 30, 2022
1.	Convenience stores	16.8%	16.5%	16.7%
2.	Automotive service	14.7%	13.7%	13.6%
3.	Restaurants – full service	8.8%	9.1%	9.4%
4.	Restaurants – limited service	8.8%	8.9%	9.0%
5.	Family entertainment centers	5.8%	5.9%	6.0%
6.	Recreational vehicle dealers, parts and accessories	4.7%	4.1%	4.1%
7.	Health and fitness	4.6%	4.9%	4.9%
8.	Theaters	4.2%	4.3%	4.3%
9.	Equipment rental	3.0%	3.1%	3.2%
10.	Wholesale clubs	2.5%	2.6%	2.4%
11.	Drug stores	2.5%	2.6%	1.2%
12.	Automotive parts	2.5%	2.6%	2.9%
13.	Home improvement	2.3%	2.3%	2.4%
14.	Furniture	2.1%	2.3%	2.3%
15.	Medical service providers	1.8%	1.9%	1.9%
16.	General merchandise	1.5%	1.6%	1.6%
17.	Consumer electronics	1.4%	1.4%	1.5%
18.	Home furnishings	1.3%	1.4%	1.5%
19.	Travel plazas	1.3%	1.4%	1.5%
20.	Automobile auctions, wholesale	1.2%	1.3%	1.3%
	Other	8.2%	8.1%	8.3%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place at each respective period end.

Property Acquisitions. The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Acquisitions:
Number of Properties	46	52	125	154
Gross leasable area (square feet)(1)	449,000	613,000	1,003,000	1,840,000
Cap rate(2)	7.4%	6.3%	7.2%	6.2%
Total dollars invested(3)	$212,493	$223,138	$550,034	$587,730

(1)	Includes additional square footage from completed construction on existing Properties.
(2)	The cap rate is a weighted average, calculated as the initial cash annual base rent divided by the total purchase price of the Properties.
(3)	Includes dollars invested in projects under construction or tenant improvements for each respective period.

NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility"), by issuing its debt or equity securities in the capital markets, with undistributed funds from operations, or with proceeds from the sale of Properties.

Property Dispositions. The following table summarizes the properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Number of properties	13	8	26	26
Gross leasable area (square feet)	135,000	96,000	189,000	271,000
Net sales proceeds	$49,006	$21,195	$89,164	$49,174
Net gain on disposition of real estate	$19,992	$5,889	$40,222	$10,656
Cap rate(1)	6.0%	5.8%	5.8%	5.9%

(1)	The cap rate is a weighted average of properties occupied at disposition, calculated as the cash annual base rent divided by the total sales price of the properties.

NNN typically uses the disposition proceeds to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenue

The following table summarizes NNN’s revenues (dollars in thousands):

	Quarter Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Rental Revenues(1)	$200,763	$189,223	6.1%	$597,916	$560,622	6.7%
Real estate expense reimbursement from tenants	4,093	3,879	5.5%	12,996	12,779	1.7%
Rental income	204,856	193,102	6.1%	610,912	573,401	6.5%
Interest and other income from real estate transactions	276	369	(25.2)%	968	1,132	(14.5)%
Total revenues	$205,132	$193,471	6.0%	$611,880	$574,533	6.5%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").

Rental Income. Rental income increased for the quarter and nine months ended September 30, 2023, as compared to the same periods in 2022. The increase is primarily due to the Rental Revenues from NNN's recent Property acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions").

Analysis of Expenses

The following table summarizes NNN’s expenses (dollars in thousands):

	Quarter Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
General and administrative	$10,225	$10,124	1.0%	$33,216	$30,906	7.5%
Real estate	6,459	5,875	9.9%	20,141	19,246	4.7%
Depreciation and amortization	59,523	56,388	5.6%	178,546	166,512	7.2%
Leasing transaction costs	96	96	—	223	260	(14.2)%
Impairment losses – real estate, net of recoveries	1,001	971	3.1%	3,675	7,221	(49.1)%
Executive retirement costs	153	556	(72.5)%	885	6,805	(87.0)%
Total operating expenses	$77,457	$74,010	4.7%	$236,686	$230,950	2.5%

Interest and other income	$(644)	$(33)	1,851.5%	$(751)	$(120)	525.8%
Interest expense	41,524	36,962	12.3%	120,509	110,400	9.2%
Total other expenses	$40,880	$36,929	10.7%	$119,758	$110,280	8.6%

As a percentage of total revenues:
General and administrative	5.0%	5.2%	5.4%	5.4%
Real estate	3.1%	3.0%	3.3%	3.3%

General and Administrative. General and administrative expense increased for the quarter and nine months ended September 30, 2023, as compared to the same periods in 2022. The increase is primarily attributable to an increase in long-term incentive compensation costs.

Depreciation and Amortization. Depreciation and amortization expense increased for the quarter and nine months ended September 30, 2023, as compared to the same periods in 2022. The increase is primarily due to the increase in NNN's Property Portfolio from recent acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions").

Impairment Losses – Real Estate, Net of Recoveries. As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries for the quarter and nine months ended September 30, 2023 and 2022, which were less than one percent of NNN's total assets for the respective periods as reported on the Condensed Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to retail tenants under long-term net leases, the inherent risks of owning commercial real estate, and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Executive Retirement Costs. In April 2022, the former President and Chief Executive Officer retired from employment, as contemplated under the Company’s long-term executive succession planning process and as previously announced in January 2022. During the quarter and nine months ended September 30, 2023 and 2022, NNN recorded executive retirement costs in connection with the long-term incentive compensation related to the retirement and transition agreement.

Interest Expense. Interest expense increased for the quarter and nine months ended September 30, 2023, as compared to the same periods in 2022. The increase is primarily due to:

•
the issuance of $500,000,000 aggregate principal amount of 5.600% notes due October 2033 (see "Note 5 – Notes Payable and Derivatives"), and
•
the Credit Facility having a weighted average outstanding balance of $201,296,000 with a weighted average interest rate of 5.79% for the nine months ended September 30, 2023 compared to a weighted average outstanding balance of $21,592,000 with a weighted average interest rate of 3.01% for the nine months ended September 30, 2022.

Liquidity and Capital Resources

NNN’s demand for funds has been, and will continue to be, primarily for (i) payment of operating expenses and cash dividends; (ii) Property acquisitions and construction commitments; (iii) capital expenditures; (iv) payment of principal and interest on its outstanding indebtedness; and (v) other investments.

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

NNN typically expects to fund both its short-term and long-term liquidity requirements, including investments in additional Properties, with cash and cash equivalents, cash provided from operations, borrowings from NNN's Credit Facility or proceeds from the sale of Properties. As of September 30, 2023, NNN had $98,263,000 of cash, cash equivalents and restricted cash and $1,100,000,000 available for future borrowings under the Credit Facility. NNN may also fund liquidity requirements with new debt or equity issuances, although newly issued debt may be at higher interest rates than the rates on NNN's existing debt outstanding. NNN has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these sources of liquidity and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

Cash Flows. NNN had $98,263,000 in cash and cash equivalents, of which $21,126,000 was restricted cash or cash held in escrow at September 30, 2023. The table below summarizes NNN’s cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash, cash equivalents and restricted cash:
Provided by operating activities	$490,813	$465,271
Used in investing activities	(436,271)	(526,808)
Provided by (used in) financing activities	36,943	(106,508)
Increase (decrease)	91,485	(168,045)
Net cash at beginning of period	6,778	171,322
Net cash at end of period	$98,263	$3,277

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received primarily from rental income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the nine months ended September 30, 2023 and 2022, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties as discussed in "Results of Operations – Property Analysis." NNN typically uses cash on hand, borrowings from its Credit Facility or proceeds from the sale of Properties to fund the acquisition of its Properties.

Financing Activities. NNN’s financing activities for the nine months ended September 30, 2023, included the following significant transactions:

•
$166,200,000 in net repayments of NNN's Credit Facility,
•
$483,930,000 in net proceeds from the issuance in August of the 5.600% notes payable due in October 2033,
•
$28,292,000 from the issuance of 650,135 shares of common stock in connection with the at-the-market ("ATM") equity program,
•
$2,302,000 from the issuance of 55,261 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),
•
$301,793,000 in dividends paid to common stockholders, and
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

The table below presents material cash requirements related to NNN's long-term obligations outstanding as of September 30, 2023 (see "Capital Structure") (dollars in thousands):

	Date of Obligation
	Total	2023	2024	2025	2026	2027	Thereafter
Long-term debt(1)	$4,300,000	$—	$350,000	$400,000	$350,000	$400,000	$2,800,000
Long-term debt – interest(2)	2,000,508	41,100	157,006	148,750	134,225	119,233	1,400,194
Headquarters office lease	10,309	206	837	210	981	1,005	7,070
Total contractual cash obligations	$6,310,817	$41,306	$507,843	$548,960	$485,206	$520,238	$4,207,264

(1)	Includes only principal amounts outstanding under notes payable and excludes unamortized note discounts and debt costs.
(2)	Interest calculation on notes payable based on stated rate of the principal amount.

Property Construction. NNN has committed to fund construction on 57 Properties. The improvements of such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at September 30, 2023, are outlined in the table below (dollars in thousands):

Total commitment(1)	$391,604
Less amount funded	(207,403)
Remaining commitment	$184,201

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As of September 30, 2023, NNN owned 27 vacant, un-leased Properties which accounted for less than one percent of total Properties, and approximately one percent of aggregate gross leasable area held in the Property Portfolio.

Additionally, as of October 27, 2023, less than one percent of total Properties, and less than one percent of aggregate gross leasable area held in the Property Portfolio, was leased to one tenant currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, this tenant has the right to reject or affirm its leases with NNN.

NNN generally monitors the financial performance of its significant tenants on an ongoing basis.

Dividends. One of NNN’s primary objectives is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends, while retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT.

The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividends	$102,647	$97,008	$301,793	$282,637
Per share	0.5650	0.5500	1.6650	1.6100

In October 2023, NNN declared a dividend of $0.5650 per share which is payable in November 2023 to its common stockholders of record as of October 31, 2023.

Capital Structure

NNN has used, and expects to use in the future, various forms of debt and equity securities primarily to fund property acquisitions and construction on its Properties and to pay down or refinance its outstanding debt.

The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	September 30, 2023	Percentage of Total	December 31, 2022	Percentage of Total
Line of credit payable	$—	—	$166,200	4.2%
Mortgages payable(1)	—	—	9,964	0.3%
Notes payable	4,227,164	100.0%	3,739,890	95.5%
Total outstanding debt	$4,227,164	100.0%	$3,916,054	100.0%

(1)	In April 2023, NNN repaid the remaining mortgages payable principal balance of $9,774.

Line of Credit Payable. NNN's $1,100,000,000 Credit Facility had a weighted average outstanding balance of $201,296,000 and a weighted average interest rate of 5.79% during the nine months ended September 30, 2023. In December 2022, NNN entered into an amendment to the Credit Facility, to change the base interest rate from LIBOR to the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of September 30, 2023, no amount was outstanding and $1,100,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.

Universal Shelf Registration Statement. In August 2023, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities. Information related to NNN's publicly held debt and equity securities is included in NNN's 2022 Annual Report.

Debt Securities – Notes Payable. Each of NNN’s outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2024(4)	May 2014	$350,000	$707	$349,293	3.900%	3.924%	June 2024(5)
2025(4)	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025(5)
2026(4)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026(5)
2027(4)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027(5)
2028(4)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028
2030(4)	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030
2033	August 2023	500,000	11,620	488,380	5.600%	5.905%	October 2033
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052(4)	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052

(1)

The proceeds from the note issuances were used to pay down outstanding debt of NNN’s Credit Facility, fund future property acquisitions and for general corporate purposes. Proceeds from the issuance of the 2028 Notes and the 2048 Notes were also used to redeem all of the $300,000 5.500% notes payable that were due 2021. Proceeds from the issuance of the 2030 Notes and the 2050 Notes were also used to redeem all of the $325,000 3.800% notes payable that were due in 2022. Proceeds from the issuance of the 2051 Notes were also used to redeem all of the $350,000 3.300% notes payable that were due in 2023. Proceeds from the issuance of the 2052 Notes were also used to redeem all of NNN's 5.200% Series F Cumulative Redeemable Preferred Stock.

(2)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(3)	Includes the effects of the discount at issuance.
(4)

NNN entered into forward starting swaps which hedged the risk of changes in forecasted interest payments on forecasted issuance of long-term debt. Upon the issuance of a series of unsecured notes, NNN terminated such derivatives, and the resulting fair value was deferred in other comprehensive income. The deferred liability (asset) is being amortized over the term of the respective notes using the effective interest method. Additional disclosure is included in "Note 5 – Notes Payable and Derivatives".

(5)	The aggregate principal balance of the unsecured note maturities for the next five years is $1,500,000.

Each series of the notes represents senior, unsecured obligations of NNN and is subordinated to all secured debt of NNN. NNN may redeem each series of notes, in whole or in part, at any time prior to the par call date for the notes at the redemption price as set forth in the applicable supplemental indenture relating to the notes; provided, however, that if NNN redeems the notes on or after the par call date, the redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date.

In connection with the outstanding debt offerings, NNN incurred debt issuance costs totaling $42,595,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and presented as a reduction to notes payable and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indentures, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At September 30, 2023, NNN was in compliance with those covenants.

Equity Securities

At-The-Market Offerings. NNN has established an ATM equity program which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2023 ATM	2020 ATM
Shelf registration statement:
Effective date	August 2023	August 2020
Termination date	August 2026	August 2023
Total allowable shares	17,500,000	17,500,000
Total shares issued as of September 30, 2023	—	7,722,511

The following table outlines the common stock issuances pursuant to NNN's ATM (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2023	2022
Shares of common stock	650,135	2,801,778
Average price per share (net)	$43.52	$45.42
Net proceeds	$28,292	$127,270
Stock issuance costs(1)	$858	$1,879

(1)	Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

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

	Nine Months Ended September 30,
	2023	2022
Shares of common stock	55,261	51,567
Net proceeds	$2,302	$2,258

Critical Accounting Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of NNN’s unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the unaudited condensed consolidated financial statements. Estimates are sensitive to evaluations by management about current and future expectations of market and economic conditions. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on NNN’s consolidated financial statements. A summary of NNN’s critical accounting estimates is included in NNN’s 2022 Annual Report. NNN has not made any material changes to these policies during the periods covered by this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate long-term debt which is used to finance NNN’s Property acquisitions and development activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt and periodically uses derivatives to hedge the interest rate risk of future borrowings. As of September 30, 2023, NNN had no outstanding derivatives.

As of September 30, 2023, NNN's variable rate Credit Facility had no amount outstanding and a weighted average outstanding balance of $201,296,000 with a weighted average interest rate of 5.79% for the nine months ended September 30, 2023 compared to a weighted average outstanding balance of $21,592,000 with a weighted average interest rate of 3.01% for the same period in 2022.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding. The table presents, by year of expected maturity, principal payments and related interest rates for debt obligations outstanding as of September 30, 2023. The table incorporates only those debt obligations that existed as of September 30, 2023, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by approximately one percent for the nine months ended September 30, 2023.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Unsecured Debt(1)
	Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Effective Interest Rate
2023	$—	—	$—	—
2024	—	—	350,000	3.92%
2025	—	—	400,000	4.03%
2026	—	—	350,000	3.73%
2027	—	—	400,000	3.55%
Thereafter	—	—	2,800,000	3.99%	(2)
Total	$—	—	$4,300,000	3.93%
Fair Value:
September 30, 2023	$—		$3,529,934
December 31, 2022	$166,200		$3,140,774

(1)

Includes NNN’s notes payable, each exclude unamortized discounts and debt costs. The fair value is based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded on the over-the-counter market. Unsecured debt has a weighted average maturity of 12.6 years.

(2)	Weighted average effective interest rate for periods after 2027.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer ("NNN's Chief Officers"), of the effectiveness as of September 30, 2023, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, NNN's Chief Officers concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits

The following exhibits are filed with the Securities and Exchange Commission ("Commission") as a part of this report, unless otherwise noted, each exhibit was previously filed with the Commission and is incorporated by reference below.

4.	Instruments Defining the Rights of Security Holders, Including Indentures
4.1

Form of Twenty-first Supplemental Indenture between the Company and U.S. Bank Trust Company, National Association relating to 5.600% Notes due 2033 (filed on August 15, 2023 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.2	Form of 5.600% Notes due 2033 (filed on August 15, 2023 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

10.	Material Contracts

	10.1	Employment Letter, dated as of August 14, 2023, between the Registrant and Jonathan A. Adamo (filed herewith).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications(1)

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

101.1

The following materials from the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2023, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of stockholders' equity, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements.

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

DATED this 1st day of November, 2023.

NNN REIT, INC.

By:	/s/ Stephen A. Horn, Jr.
Stephen A. Horn, Jr.
Chief Executive Officer, President and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director