Form 10-K
period 2023-12-31
NNN REIT, INC.
filed 2024-02-08
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission file number 001-11290

NNN REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	56-1431377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 South Orange Avenue, Suite 900

Orlando, Florida 32801

(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (407) 265-7348

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of exchange on which registered:
Common Stock, $0.01 par value	NNN	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2023, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $7,736,299,000 based upon the last reported sale price on the New York Stock Exchange on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this disclosure, shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.

The number of shares of common stock outstanding as of January 30, 2024 was 182,474,875.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of NNN REIT, Inc.'s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A.

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms “registrant” or “NNN” or the “Company” refer to NNN REIT, Inc. (formerly known as National Retail Properties, Inc.), and all of its consolidated subsidiaries. NNN may elect to treat certain of its subsidiaries as taxable real estate investment trust subsidiaries (“TRS”). On May 1, 2023, National Retail Properties, Inc. changed its name to NNN REIT, Inc.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when NNN uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, NNN is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, NNN's actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and NNN undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. NNN describes risks and uncertainties that could cause actual results and events to differ materially in "Item 1A. Risk Factors," "Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” and "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K.

Item 1. Business

The Company

NNN, a Maryland corporation, is a fully integrated real estate investment trust ("REIT") formed in 1984. NNN's assets are primarily real estate assets. NNN's consolidated financial statements are included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

The common shares of NNN REIT, Inc. are traded on the New York Stock Exchange (the "NYSE") under the ticker symbol "NNN."

Real Estate Assets

NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property"). NNN owned 3,532 Properties with an aggregate gross leasable area of approximately 35,966,000 square feet, located in 49 states, with a weighted average remaining lease term of 10.1 years as of December 31, 2023. Approximately 99 percent of the Properties were leased as of December 31, 2023.

Competition

NNN faces active competition from many sources, both domestically and internationally, for net-lease investment opportunities in commercial real estate. Competitors may be willing to accept rates of return, prices, lease terms, other transaction terms, or levels of risk that NNN finds unacceptable.

Qualification as a REIT

NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and related regulations and intends to continue to operate so as to remain qualified as a REIT for federal income tax purposes. NNN generally will not be subject to federal income taxes on taxable income it distributes to stockholders, provided that it meets certain other requirements for qualifying as a REIT. If NNN fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four years following the year during which qualification is lost. Such an event could materially adversely affect NNN's income and ability to pay dividends. NNN believes it has been structured as, and its past and present operations qualify NNN as, a REIT.

Business Strategies and Policies

The following is a discussion of NNN's operating strategy and certain of its investment, financing and other policies. These strategies and policies have been set by management and the Board of Directors and, in general, may be amended or revised from time to time by management and the Board of Directors without a vote of NNN's stockholders.

Operating Strategies

NNN's strategy is to invest primarily in retail real estate that is typically well located within each local market for its tenants' retail lines of trade. Management believes that these types of properties, generally leased pursuant to triple-net leases, provide attractive opportunities for stable current returns and the potential for increased returns and capital appreciation. Triple-net leases typically require the tenant to pay all utilities and real estate taxes and assessments, to maintain the interior and exterior of the property, and to carry property and liability insurance coverage. Initial lease terms are generally 10 to 20 years.

NNN holds each Property until it determines that the sale of such Property is advantageous in view of NNN's investment objectives. In deciding whether to sell a Property, factors NNN may consider include, but are not limited to, potential capital appreciation, net cash flow, tenant credit quality, tenant's line of trade, tenant's lease renewal probability, the composition of the Property Portfolio, market lease rates, local market conditions, future uses of the Property, potential use of sale proceeds and federal income tax considerations.

NNN's management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. These key indicators for NNN include items such as: the composition of the Property Portfolio (such as tenant, geographic and line of trade diversification), the occupancy rate of the Property Portfolio, certain financial performance metrics and profitability measures, industry trends and industry performance compared to that of NNN.

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

The operating strategies employed by NNN have allowed NNN to increase the annual dividend (paid quarterly) per common share for 34 consecutive years. NNN has the third longest record of consecutive annual dividend increases of all publicly traded REITs.

Investment in Real Estate or Interests in Real Estate

NNN's management believes that single tenant, freestanding net lease retail properties will continue to provide attractive investment opportunities and that NNN is well suited to take advantage of these opportunities because of its experience in accessing capital markets, and its ability to source, underwrite and acquire such properties.

In evaluating a particular acquisition, management may consider a variety of factors, including but not limited to:

•
the location, visibility, accessibility, zoning and use restrictions of the property,
•
the geographic area and demographic characteristics of the community,
•
the local real estate market conditions, including potential for growth, redevelopment, market rents and existing or potential competing properties or retailers,
•
the size and age of the improvements on the property and title status of the property,
•
the quality of construction and design of the improvements on the property and the current physical condition of the property,
•
the potential for, and current extent of, any environmental issues on or around the property,
•
the purchase price,
•
the non-financial lease terms of the proposed acquisition,
•
the availability of funds or other consideration for the proposed acquisition and the cost thereof,
•
the compatibility of the property with NNN's existing Property Portfolio,
•
the property-level operating history,
•
the financial and other characteristics of the existing tenant,
•
the tenant's business plan, operating history and management team,
•
the tenant's industry,
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

Investments in Real Estate Mortgages and Securities of or Interests in Entities Engaged in Real Estate Activities

While NNN's primary business objectives emphasize retail properties, NNN may invest in (i) a wide variety of property and tenant types, (ii) leases, mortgages and other types of real estate interests, (iii) loans secured by personal property, (iv) loans secured by partnership or membership interests in partnerships or limited liability companies, respectively, or (v) securities of other REITs, or other issuers, including for the purpose of exercising control over such entities.

Financing Strategy

NNN's financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating strategy while servicing its debt requirements, maintaining its investment grade credit ratings, staggering debt maturities and providing value to NNN's stockholders. NNN's capital resources have and will continue to include, if available, (i) proceeds from issuing debt or equity in the capital markets; (ii) secured or unsecured borrowings from banks or other lenders; (iii) proceeds from the sale of Properties; and (iv) to a lesser extent, by internally generated funds as well as undistributed funds from operations. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

NNN typically expects to fund both its short-term and long-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations, borrowings from its unsecured revolving credit facility ("Credit Facility"), or proceeds from the sale of Properties. As of December 31, 2023, NNN had $5,155,000 of cash, cash equivalents and restricted cash and $968,000,000 available for future borrowings under the Credit Facility. NNN may also fund liquidity requirements with new debt or equity issuances, although newly issued debt may be at higher interest rates than the rates on NNN's existing outstanding debt. NNN has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these sources of liquidity and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

As of December 31, 2023, NNN's ratio of total debt, none of which was secured debt, to total gross assets (before accumulated depreciation and amortization) was approximately 42 percent. The ratio of total debt to total market capitalization was approximately 36 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN's ability to incur additional debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of debt that NNN may incur.

Strategies and Policy Changes

Any of NNN's strategies or policies described above may be changed at any time by NNN without notice to or a vote of NNN's stockholders.

Corporate Responsibility and Environmental, Social and Governance Matters (“ESG”)

NNN is focused on achieving success for its stockholders, providing a world-class working environment for NNN associates, enriching the community and preserving environmental resources. NNN operates its business in accordance with the highest ethical standards and strives to have class-leading corporate governance standards. Holding NNN to such standards is critical to the long-term success of NNN's stockholders, associates, and community.

Sustainability Team. In 2022, NNN created a Sustainability Team, which reports directly to the Executive Vice President, General Counsel and Secretary, with direct oversight by the Governance and Nominating Committee of the Board of Directors. The Sustainability Team is comprised of a group of associates from a broad spectrum of seniority levels and departments of the Company, including but not limited to human resources, legal, asset management, lease administration, accounting, underwriting and acquisitions. The team has both internal and external projects, including, but not limited to engaging with NNN's tenants on environmental data collection and property level sustainability.

Human Capital Development. As of January 31, 2024, the Company employed 82 associates, all of which are full-time. NNN's success is dependent upon the dedication and hard work of NNN's talented associates. NNN encourages continued professional and personal development of all associates by providing hundreds of hours of in-person and online training opportunities that touch all aspects of NNN's business. NNN also has associate mentoring and training programs and formalized talent development programs at all levels of the Company. The success of NNN's commitment to its associates is shown in the long tenure of NNN's associates. The executive team, department heads and senior managers average over 19 years of experience with NNN. In addition 46% of NNN's associates have been with NNN for 10 years or longer. The institutional knowledge and long tenure of NNN's associates is a true competitive advantage of the Company. In addition, the Company's gender composition is 58% female and 42% male. NNN has adopted a Human Capital Policy which is available on the Company's website at www.nnnreit.com.

Total Rewards, Benefits & Work-Life Balance. NNN also focuses on additional benefits for its associates in an effort to make sure the associates are not only well compensated, but also engaged, developed and satisfied with their work-life balance. There are six key elements to NNN's total rewards system: Compensation, Benefits, Wellness, Work-Life Balance, Professional Development and Recognition. NNN's programs include, but are not limited to, a 401(k) plan with a company match, flexible work schedules, college saving plans, an educational assistance program, adoption benefits, flexible spending and health savings accounts, health and wellness events, and access to a state of the art online wellness platform.

Community Service and Partnerships. NNN cares about the communities in which its associates live and work. NNN stands behind a commitment to improving education, strengthening neighborhoods and encouraging volunteer service. NNN actively promotes volunteering by its associates by organizing and sponsoring specific volunteer days throughout the year at various charities, including Ronald McDonald House of Central Florida. Associates are encouraged to volunteer on work days during work hours for these events. In addition to NNN's donation of time, NNN is also a meaningful financial investor to numerous charities in the Central Florida community, including the Boys and Girls Clubs of Central Florida and Elevate Orlando (a teacher mentor program for high risk urban youth that help young women and men graduate high school with a plan for the future).

Environmental Practices and Impact. As an owner of a large number of properties throughout the United States, it is important that NNN be a good steward of the environment. NNN demonstrates its commitment in a variety of ways both at NNN's headquarters and at NNN's Properties across the country. Many of NNN's tenants have programs that address environmental stewardship of the Properties they occupy and control.

NNN Corporate Headquarters. NNN's corporate headquarters is located in a building that meets the Environmental Protection Agency's (“EPA”) strict energy performance standards to achieve ENERGY STAR® certification. As stated by the EPA, on average, ENERGY STAR certified buildings use 35 percent less energy and generate 35 percent fewer greenhouse gas emissions than typical buildings.

Property Portfolio. NNN's Properties are generally leased to tenants under long-term triple net leases with typical lease terms of 30 to 40 years including base and option terms which gives NNN's tenants exclusive control over the ability to institute energy conservation and environmental management programs at the Properties. The majority of NNN's tenants are large companies with sophisticated conservation and sustainability programs designed to conserve environmental resources and limit the impact of the use of NNN's Properties on the environment through, among other initiatives, the implementation of green building and lighting standards, emission reduction programs and recycling programs. NNN's leases generally require the tenants to fully comply with all environmental laws, rules and regulations, including any remediation requirements. NNN's risk management associates actively monitor any environmental conditions on NNN's Properties to make sure that the tenants are meeting their obligations to remediate and/or mitigate any open environmental matters. NNN's acquisition process includes obtaining an environmental assessment from a licensed environmental consultant to understand any environmental risks and liabilities associated with a Property and to ensure that the tenant will address any environmental issues. Furthermore, NNN maintains a portfolio environmental insurance policy that covers substantially all of NNN's Properties for certain environmental risks.

NNN's form leases contain "green lease clauses" which NNN encourages tenants to accept during negotiations to require the tenants to report energy usage and emissions.

Climate Preparedness. NNN regularly monitors the status of impending natural disasters and the impact of such disasters on the Property Portfolio. In the substantial majority of leases, NNN's tenants are required to carry full replacement cost coverage on all improvements located on the Properties. For those Properties located in a nationally designated flood zone, NNN typically requires the tenants to carry flood insurance pursuant to the federal flood insurance program. For those Properties located in an area of high earthquake risk, NNN aims to require its tenants carry earthquake insurance above what is generally covered in an extended coverage policy. In addition, NNN also carries a contingent extended coverage policy on the Property Portfolio, which also provides coverage for certain casualty events, including fire and windstorm. In cases where NNN's tenants do not provide coverage, or if a Property is vacant, NNN carries the necessary direct insurance coverage.

Property Portfolio

As of December 31, 2023, NNN owned 3,532 Properties in 49 states with an aggregate gross leasable area of approximately 35,966,000 square feet, and a weighted average remaining lease term of 10.1 years. Approximately 99 percent of total Properties were leased as of December 31, 2023.

The following table summarizes the Property Portfolio as of December 31, 2023 (in thousands):

	Size(1)			Total Dollars Invested(2)
	High	Low	Average	High	Low	Average
Land	3,913	5	101	$10,571	$5	$826
Building	179	1	11	45,286	30	2,160

(1)
Approximate square feet.
(2)
Costs vary depending upon size, improvements, local market conditions and other factors.

Leases

The following is a summary of the typical structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. Typically, the Property leases provide for initial terms of 10 to 20 years. As of December 31, 2023, the weighted average remaining lease term of the Property Portfolio was approximately 10.1 years. The Properties are generally leased under triple-net leases, which require the tenant to pay all utilities and real estate taxes and assessments, to maintain the interior and exterior of the Property, and to carry property and liability insurance coverage. NNN's leases provide for annual base rental payments (generally payable in monthly installments) ranging from $7,000 to $4,085,000 (average of $235,000), and generally provide for limited increases in rent as a result of increases in the Consumer Price Index or fixed increases.

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

Governmental Regulations Affecting Properties

Property Environmental Considerations

Subject to a determination of the level of risk and potential cost of remediation, NNN may acquire a property with some level of environmental contamination. Investments in real property create a potential for substantial environmental liability for the owner of such property from the presence or discharge of hazardous materials on the property or the improper disposal of hazardous materials emanating from the property, regardless of fault. In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy which provides some environmental liability coverage for substantially all of its Properties. As a part of its acquisition due diligence process, NNN obtains an environmental site assessment for each property. In such cases where NNN intends to acquire a property where some level of contamination may exist, NNN generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance to address environmental conditions at the property. NNN may incur costs if the seller or tenant does not comply with these requirements.

As of January 31, 2024, NNN had 68 Properties currently under some level of environmental remediation and/or monitoring. In general, the responsible party (which may include the seller, a previous owner, the tenant or an adjacent or former land owner) is liable for the cost of the environmental remediation for each of these Properties.

Americans with Disabilities Act of 1990 and Similar Local and State Laws

The Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the "ADA"). NNN's tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of January 31, 2024, NNN had not been notified by any governmental authority of, nor is NNN's management aware of, any non-compliance with the ADA that NNN's management believes would have a material adverse effect on its business, financial position or results of operations.

Other Regulations, Rules and Laws

State and local governmental entities regulate the use of the Properties. NNN's leases generally require each tenant to undertake primary responsibility for complying with all regulations, rules and laws, but failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such Properties.

Additional Information

NNN's corporate headquarters are located at 450 South Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265–7348.

NNN's website is located at www.nnnreit.com. NNN intends to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to its Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer by providing such information on its website within four days after effecting any amendment to, or granting any waiver under, that code, and NNN will maintain such information on its website for at least twelve months. The information contained on NNN's website does not constitute part of this Form 10-K.

On NNN's website you can also obtain, free of charge, a copy of this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, as soon as reasonably practicable, after NNN files such material electronically with, or furnish it to, the Securities and Exchange Commission ("Commission" or "SEC"). The public may read and obtain a copy of any materials NNN files electronically with the Commission at www.sec.gov.

Additional information on NNN's website includes the guiding policies adopted by NNN, which include NNN's Corporate Governance Guidelines, Code of Business Conduct Policy and Whistleblower Policy, as well as NNN's position on corporate governance and risk management, social responsibility and environmental practices and their impact in the Corporate Responsibility and Sustainability Report.

Item 1A. Risk Factors

Carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto. If any of the events or developments described below were actually to occur, NNN's business, financial condition or results of operations could be adversely affected.

This “Risk Factors” section contains references to NNN's “stockholders.” Unless expressly stated otherwise, the references represent NNN's common stock and any class or series of preferred stock which may be outstanding from time to time.

Risks Related to NNN's Business and Operations

Changes in financial and economic conditions, including inflation, may have an adverse impact on NNN, its tenants, and commercial real estate in general.

Financial and economic conditions can be challenging and volatile and any worsening of such conditions, including any disruption in the capital markets, or an inflationary economic environment, both real or anticipated, could adversely affect NNN's business and results of operations. Such conditions could also affect the financial condition of NNN's tenants, developers, borrowers, lenders or the institutions that hold NNN's cash balances and short-term investments, which may expose NNN to increased risks of default by these parties.

There can be no assurance that actions of the United States Government, the Federal Reserve or other government and regulatory bodies attempting to stabilize the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, retailers, consumers, NNN's financial condition, NNN's results of operations or the trading price of NNN's shares.

Potential consequences of challenging and volatile financial and economic conditions include:

•
the financial condition of NNN's tenants may be adversely affected, which may result in tenant defaults under the leases due to bankruptcy, lack of liquidity, operational failures or for other reasons,
•
the ability to raise equity capital or borrow on terms and conditions that NNN finds acceptable may be limited or unavailable, which could reduce NNN's ability to pursue acquisition and development opportunities and refinance existing debt, reduce NNN's returns from acquisition and development activities, reduce NNN's ability to make cash distributions to its stockholders and increase NNN's future interest expense,
•
the recognition of impairment charges on or reduced values of the Properties or tenant receivables, may adversely affect NNN's results of operations,
•
reduced values of the Properties may limit NNN's ability to dispose of assets at attractive prices and reduce the availability of buyer financing, and
•
the value and liquidity of NNN's short-term investments and cash deposits could be reduced as a result of (i) a deterioration of the financial condition of the institutions that hold NNN's cash deposits or the institutions or assets in which NNN has made short-term investments, (ii) the dislocation of the markets for NNN's short-term investments, (iii) increased volatility in market rates for such investments or (iv) other factors.

Loss of rent from tenants would reduce NNN's cash flow.

NNN's tenants encounter significant macroeconomic, governmental and competitive forces. Adverse changes in consumer spending or consumer preferences for particular goods, services or store-based retailing could severely impact their ability to pay rent. Shifts from in-store to online shopping could increase due to changing consumer shopping patterns as well as the increase in consumer adoption and use of mobile electronic devices. This expansion of e-commerce could have an adverse impact on NNN's tenants' ongoing viability and the size, type and location of space tenants lease in the future. NNN cannot predict with certainty what tenants will want or what the impact will be on market rents. The default, financial distress, bankruptcy or liquidation of one or more of NNN's tenants could cause substantial vacancies in the Property Portfolio. Vacancies reduce NNN's revenues, increase property expenses and could decrease the value of each vacant Property. Upon the expiration of a lease, the tenant may choose not to renew the lease and NNN may not be able to re-lease the vacant Property at a comparable lease rate. Furthermore, NNN may incur additional expenditures in connection with such renewal or re-leasing.

A significant portion of the source of the Property Portfolio annual base rent is concentrated in specific industry classifications, tenants and geographic locations.

As of December 31, 2023, approximately,

•
55.6% of the Property Portfolio annual base rent is generated from tenants in five retail lines of trade: full-service and limited-service restaurants (17.2%), convenience stores (16.4%), automotive service (15.6%) and family entertainment centers (6.4%),
•
19.0% of the Property Portfolio annual base rent is generated from five tenants: 7-Eleven (4.4%), Mister Car Wash (4.2%), Camping World (3.8%), Dave & Buster's (3.5%) and LA Fitness (3.1%), and
•
41.0% of the Property Portfolio annual base rent is generated from properties located in five states: Texas (16.8%), Florida (9.4%), Illinois (5.2%), Ohio (4.9%) and Georgia (4.7%).

Any financial hardship and/or economic changes in these lines of trade, tenants or states could have an adverse effect on NNN's results of operations.

NNN may not be able to successfully execute its acquisition or development strategies.

NNN may not be able to implement its investment strategies successfully. Additionally, NNN cannot ensure that its Property Portfolio will expand at all, or if it will expand at any specified rate or to any specified size. In addition, investment in additional real estate assets is subject to a number of risks. Because NNN expects to invest in markets other than the ones in which its current Properties are located or properties which may be leased to tenants other than those to which NNN has historically leased properties, NNN will also be subject to the risks associated with investment in new markets, new lines of trade or with new tenants that may be relatively unfamiliar to NNN's management team.

NNN's development activities are subject to, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory approvals, the cost and timely completion of construction (including risks from factors beyond NNN's control, such as weather, labor conditions or material shortages), the risk of finding tenants for the properties and the ability to obtain both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant the opportunity to delay rent commencement, reduce rent or terminate a lease. Any of these situations may delay or eliminate proceeds or cash flows NNN expects from these projects, which could have an adverse effect on NNN's financial condition.

NNN may not be able to dispose of Properties consistent with its operating strategy.

NNN may be unable to sell Properties targeted for disposition under favorable terms due to adverse market conditions or possible prohibitive tax liability. This may adversely affect, among other things, NNN's ability to sell under favorable terms, execute its operating strategy, achieve target earnings or returns, retire or repay debt or pay dividends.

Certain provisions of NNN's leases or loan agreements may be unenforceable.

NNN's rights and obligations with respect to its leases and loans are governed by written agreements. A court could determine that one or more provisions of such an agreement are unenforceable, such as a particular remedy, a master lease covenant, a loan prepayment provision or a provision governing NNN's security interest in the underlying collateral of a borrower or lessee. NNN could be adversely impacted if this were to happen with respect to an asset or group of assets.

Competition from numerous other REITs, commercial developers, real estate limited partnerships and other investors or a lack of properties for sale may impede NNN's ability to grow.

NNN may not complete suitable property acquisitions or developments on advantageous terms, if at all, due to competition for such properties with others engaged in real estate investment activities or a lack of properties for sale on terms deemed acceptable to NNN. NNN's inability to successfully acquire or develop new properties may affect NNN's ability to achieve anticipated return on investment or realize its investment strategy, which could have an adverse effect on its results of operations.

A natural disaster or impacts of weather or other event resulting in an uninsured loss may adversely affect the operations of NNN's tenants and therefore the ability of NNN's tenants to pay rent, NNN's operating results and asset values of NNN's Property Portfolio.

The impacts of a natural disaster or weather event on NNN's Property Portfolio are highly uncertain. Such impacts may result from natural disasters, including floods, droughts, wind and fire. The Properties are generally covered by comprehensive liability, fire and extended insurance coverage. NNN believes that the insurance carried on its Properties is adequate and in accordance with industry standards. There are, however, types of losses (such as from hurricanes, floods, earthquakes or other types of natural disasters or wars, terrorism or other acts of violence) which may be uninsurable, self-insured by tenants, or the cost of insuring against these losses may not be economically justifiable in the opinion of tenants or NNN. If an uninsured loss occurs or a loss exceeds policy limits, NNN could lose both its invested capital and anticipated revenues from the Property, thereby reducing NNN's cash flow and asset value.

NNN's ability to fully control the management of its net-leased Properties may be limited.

The tenants of net-leased Properties are responsible for maintenance and other day-to-day management of the Properties. If a Property is not adequately maintained in accordance with the terms of the applicable lease, NNN may incur expenses for deferred maintenance expenditures or other liabilities when the lease expires. While NNN's leases generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. Although NNN endeavors to monitor compliance by tenants with their lease obligations, NNN may not always be able to ascertain or forestall deterioration in the condition of a property or the financial circumstances of a tenant.

Bankrupt tenants or vacant Properties could adversely affect NNN's business or financial condition.

The occurrence of a tenant bankruptcy or insolvency could diminish or eliminate the income NNN receives from its tenant. A bankruptcy court might authorize a tenant to terminate one or more of its leases with NNN. If that happens, NNN's claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that most likely would result in rent payments that would be substantially less than the remaining rent NNN is owed under the lease(s) or NNN may elect not to pursue claims against a tenant for a terminated lease(s). Any claims NNN has for unpaid past rent, may not be paid in full, or at all. Moreover, in the case of a tenant’s lease(s) that are not terminated as the result of its bankruptcy, NNN may be required or elect to reduce the rent payable under those leases or provide other concessions, reducing amounts NNN receives under such lease(s).

As a result, tenant bankruptcies may have a material adverse effect on NNN's results of operations and financial condition. Any of these events could adversely affect NNN's cash flow from operations.

As of January 31, 2024, less than one percent of total Properties, and less than one percent of aggregate gross leasable area held in the Property Portfolio, was leased to one tenant that is currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, this tenant has the right to reject or affirm their leases with NNN.

As of December 31, 2023, NNN owned 18 vacant, un-leased Properties, which accounted for less than one percent of total Properties, and less than one percent of aggregate gross leasable area held in the Property Portfolio. NNN is actively marketing these Properties for sale or lease but may not be able to sell or lease these Properties on favorable terms or at all.

Cybersecurity risks and cyber incidents as well as other significant disruptions of NNN's information technology networks and related systems and resources, or those of NNN's vendors or other third-parties, could adversely affect NNN's business, disrupt operations and expose NNN to liabilities to tenants, associates, capital providers, governmental regulators and other third parties.

NNN uses information technology and other computer resources to carry out important operational activities and to maintain its business records. This includes the use of third-party software, technologies, tools and a broad array of services and functions. As part of NNN's normal business activities, NNN (i) maintains operational and financial information related to NNN's business, (ii) collects, processes, stores and transmits certain personal identifying and confidential information relating to its tenants, associates and vendors, within NNN's systems and utilizing those of third-party providers, and (iii) allows associates to perform some or all of their business activities remotely.

NNN faces risks associated with security breaches through cyber-attacks or cyber-intrusions, malware, computer viruses and malicious codes, ransomware, attachments to e-mail, unauthorized access attempts, denial of service attacks, phishing, social engineering, persons with access to systems inside NNN's organization, and other significant disruptions of NNN's information technology networks and related systems. The risk of a security breach has generally increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques, tools and tactics used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, NNN may be unable to anticipate these techniques or to implement adequate security barriers, disaster recovery or other preventative or corrective measures, and thus it is impossible for NNN to entirely counteract this risk or fully mitigate the harms after such an attack.

NNN has implemented systems and processes intended to address ongoing and evolving cybersecurity risks, secure its information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. Although NNN and its service providers employ what NNN believes are adequate security, disaster recovery and other preventative and corrective measures, NNN's security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, fraud, hacking, associate error, system error, vendors' use of generative artificial intelligence technologies, and faulty password management.

NNN's ability to conduct its business may be impaired if its information technology networks, systems or resources, including its websites or e-mail systems, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, fraud, intentional penetration or disruption of its information technology resources by:

•
a third party,
•
natural disaster,
•
a failure of hardware or software due to a design or programmatic flaw,
•
a failure of hardware or software security controls,
•
telecommunications system failure,
•
service provider error or failure,
•
fraudulent transactions,
•
intentional or unintentional personnel actions,
•
lost connectivity to NNN's networked resources, or
•
a failure of disaster recovery system.

A significant and extended disruption or other material cyber incident could damage NNN's business or reputation and cause:

•
loss of revenues or tenant relationships,
•
unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and
•
NNN to incur significant expenses to address and remediate or otherwise resolve these kinds of issues.

The release of confidential information may also lead to litigation or other proceedings against NNN by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against NNN's earnings and cause NNN reputational harm, could have a material and adverse effect on NNN's business, financial position or results of operations.

In addition, the costs of maintaining adequate protection against data security threats, based on considerations of their evolution, increasing sophistication, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to NNN's financial position, results of operations, cash flows, and the market price of NNN's common stock in a particular period or over various periods.

NNN relies upon cloud computing services to operate certain aspects of its business and any disruption could have an adverse effect on its financial condition and results of operations.

NNN's business depends upon cloud computing services provided by third-parties to provide a distributed computing infrastructure platform for certain NNN business operations, including data processing, storage capabilities, communications, disaster recovery and other services. Such third-party cloud computing services are vulnerable to damage or interruption from infrastructure changes, natural disasters, cybersecurity attacks, power outages, terrorist attacks and other events or acts. NNN expects that in the future it will experience interruptions, delays and outages in service and availability from its third-party cloud computing providers from time to time due to a variety of factors, including, but not limited to, infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Because NNN cannot easily switch its cloud computing operations to other third-party providers without significant costs, any disruption of or interference with its use of third-party cloud computing service providers could have a materially negative impact on NNN's business and results of operations.

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

As of December 31, 2023, NNN held mortgages receivable of $1,002,000, which represented less than one percent of total assets. If a borrower defaults on a mortgage or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the collateral may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN's loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower's pledge of its ownership interests in the entity that owns the real estate or other assets and are typically subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. If a borrower defaults on the debt senior to NNN's loan, or in the event of the bankruptcy of a borrower, NNN's loan will be satisfied only after the borrower's senior creditors' claims are satisfied. Where debt senior to NNN's loans exists, the presence of intercreditor arrangements may limit NNN's ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

Property ownership through joint ventures and partnerships could limit NNN's control of those investments.

Joint ventures or partnerships involve risks not otherwise present for direct investments by NNN. It is possible that NNN's co-venturers or partners may have different interests or goals than NNN at any time and they may take actions contrary to NNN's requests, policies or objectives, including NNN's policy with respect to maintaining its qualification as a REIT. Other risks of joint venture or partnership investments include impasses on decisions because in some instances no single co-venturer or partner has full control over the joint venture or partnership, respectively, or the co-venturer or partner may become insolvent, bankrupt or otherwise unable to contribute to the joint venture or partnership, respectively. Further, disputes may develop with a co-venturer or partner over decisions affecting the property, joint venture or partnership that may result in litigation, arbitration or some other form of dispute resolution.

Risks Related to Financing NNN's Business

NNN may be unable to obtain debt or equity capital on favorable terms, if at all.

NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Nearly all of NNN's debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities range from 2024 to 2052. NNN's ability to make these scheduled principal payments may be adversely impacted by NNN's inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive which would have an adverse impact on NNN's business, financial condition and results of operations.

The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN's business and financial condition.

As of December 31, 2023, NNN had outstanding debt, including total unsecured notes payable of $4,228,544,000 and $132,000,000 outstanding on the Credit Facility. NNN's organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional debt and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN's financial condition and results of operations, as well as NNN's ability to pay principal and interest on the outstanding debt or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations.

The amount of outstanding debt at any time could have important consequences to NNN's stockholders. For example, it could:

•
require NNN to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing funds available for operations, real estate investments and other business opportunities that may arise in the future,
•
increase NNN's vulnerability to general adverse economic and industry conditions,
•
limit NNN's ability to obtain any additional financing it may need in the future for working capital, debt refinancing, capital expenditures, real estate investments, development or other general corporate purposes,
•
make it difficult to satisfy NNN's debt service requirements,
•
limit NNN's ability to pay dividends in cash on its outstanding stock,
•
limit NNN's flexibility in planning for, or reacting to, changes in its business and the factors that affect the profitability of its business, and
•
limit NNN's flexibility in conducting its business, which may place NNN at a disadvantage compared to competitors with less debt or debt with less restrictive terms.

NNN's ability to make scheduled payments of principal or interest on its debt, or to retire or refinance such debt will depend primarily on its future performance, which to a certain extent is subject to the creditworthiness of its tenants, competition, and economic, financial, and other factors beyond its control. There can be no assurance that NNN's business will continue to generate sufficient cash flow from operations in the future to service its debt or meet its other cash needs. If NNN is unable to generate sufficient cash flow from its business, it may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing to meet its debt obligations and other cash needs.

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

As of December 31, 2023, NNN had approximately $4,360,544,000 of outstanding debt, none of which was secured debt. NNN's unsecured debt instruments contain various restrictive covenants which include, among others, provisions restricting NNN's ability to:

•
incur or guarantee additional debt,
•
make certain distributions, investments and other restricted payments,
•
enter into transactions with certain affiliates,
•
create certain liens,
•
consolidate, merge or sell NNN's assets, and
•
prepay debt.

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

In addition, NNN's debt instruments may contain cross-default provisions, in which case a default of NNN under one debt instrument will be a default of NNN under multiple or all debt instruments of NNN.

NNN's ability to meet some of its debt covenants, including covenants related to the condition of the property or payment of real estate taxes, may be dependent on the performance by NNN's tenants under their leases.

In addition, certain covenants in NNN's debt instruments, including its Credit Facility, require NNN, among other things, to:

•
limit certain leverage ratios,
•
maintain certain minimum interest and debt service coverage ratios, and
•
limit investments in certain types of assets.

NNN's failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN's stockholders which would likely have a material adverse impact on NNN's financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.

NNN's ability to pay dividends in the future is subject to many factors.

NNN's ability to pay dividends may be impaired if any of the risks described in this section were to occur. In addition, payment of NNN's dividends depends upon NNN's earnings, financial condition, maintenance of NNN's REIT status and other factors as NNN's Board of Directors may deem relevant from time to time.

Future issuances of NNN's equity securities could dilute the interest of NNN's common stockholders.

Raising additional capital through the issuance of common or preferred equity securities can dilute or otherwise adversely affect the interests of holders of NNN's common stock and in the case of certain series of preferred equity securities, create a priority interest for holders of such series of preferred equity securities. The interests of NNN's common stockholders could also be diluted by the issuance of shares of common stock pursuant to NNN's performance incentive plan.

Risks Related to – Real Estate Ownership

Owning real estate and indirect interests in real estate carries inherent risks.

NNN's financial performance and the value of its real estate assets are subject to the risk that if the Properties do not generate revenues sufficient to meet its operating expenses, and debt service, NNN's cash flow and ability to pay distributions to its stockholders will be adversely affected. NNN is susceptible to the following real estate industry risks, which are beyond its control:

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

All of these factors could result in decreases in market rental rates and increases in vacancy rates, which could adversely affect NNN's results of operations.

NNN's real estate investments are illiquid.

Because real estate investments are relatively illiquid, NNN's ability to adjust the Property Portfolio promptly in response to economic or other conditions is limited. Certain significant expenditures generally do not change in response to economic or other conditions, including: (i) debt service, (ii) real estate taxes, and (iii) operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings and could have an adverse effect on NNN's financial condition.

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

As of January 31, 2024, NNN had 68 Properties currently under some level of environmental remediation and/or monitoring. In general, the responsible party (which may include the seller, a previous owner, the tenant or an adjacent or former land owner) is liable for the cost of the environmental remediation for each of these Properties.

If NNN is responsible for hazardous materials located on its Properties, NNN's liability may include investigation and remediation costs, property damage to third parties, personal injury to third parties, and governmental fines and penalties. Furthermore, the presence of hazardous materials on a Property may adversely impact the Property value or NNN's ability to sell the Property. Significant environmental liability could impact NNN's results of operations, ability to make distributions to stockholders, and its ability to meet its debt obligations.

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

NNN intends to operate in a manner that will allow NNN to continue to qualify as a REIT. NNN believes it has been organized as, and its past and present operations qualify NNN as a REIT. However, the Internal Revenue Service (“IRS”) could successfully assert that NNN is not qualified as such. In addition, NNN may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within NNN's control. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for NNN to qualify as a REIT or avoid significant tax liability.

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

Compliance with REIT requirements, including distribution requirements, may limit NNN's flexibility and may negatively affect NNN's operating decisions.

To maintain its status as a REIT for United States federal income tax purposes, NNN must meet certain requirements on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN's funds are otherwise needed to fund expenditures or debt service requirements. NNN generally will not be subject to federal income taxes on taxable income it distributes to stockholders, providing it meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2023, NNN believes it has qualified as a REIT. Notwithstanding NNN's qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in NNN's charter may inhibit market activity in NNN's shares of stock and restrict NNN's business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of NNN's issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns NNN's shares of stock under this requirement. Additionally, at least 100 persons must beneficially own NNN's shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that NNN meets these tests, among other purposes, NNN's charter restricts the acquisition and ownership of NNN's shares of stock.

NNN's charter, with certain exceptions, authorizes NNN's Board of Directors to take such actions as are necessary and desirable to preserve NNN's qualification as a REIT while NNN so qualifies. Unless exempted by the Board of Directors, for so long as NNN qualifies as a REIT, NNN's charter prohibits, among other limitations on ownership and transfer of shares of NNN's stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of NNN's outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of NNN's shares of stock. The Board of Directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the Board of Directors may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of NNN's qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the Board of Directors determines that it is no longer in NNN's best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for NNN to continue to so qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for NNN's common stock or otherwise be in the best interest of NNN's stockholders.

Risks Related to – Governmental Laws and Regulations

Costs of complying with changes in governmental laws and regulations may adversely affect NNN's results of operations.

NNN cannot predict what laws or regulations will be enacted in the future, how future laws or regulations will be administered or interpreted, or how future laws or regulations will affect NNN, its Properties or its tenants, including, but not limited to environmental laws and regulations. Compliance with new laws or regulations, or stricter interpretation of existing laws, may require NNN, its tenants, or consumers to incur significant expenditures, impose significant liability, restrict or prohibit business activities and could cause a material adverse effect on NNN's results of operation.

Non-compliance with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws could have an adverse effect on NNN's business and operating results.

The Properties, as commercial facilities, are required to comply with the ADA. NNN's tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of January 31, 2024, NNN had not been notified by any governmental authority of, nor is NNN's management aware of, any non-compliance with the ADA that NNN's management believes would have a material adverse effect on its business, financial position or results of operations.

General Risks

NNN's loss of key management personnel could adversely affect performance and the value of its securities.

NNN is dependent on the efforts of its key management. As of January 31, 2024, the executive team, department heads and senior managers average over 19 years of experience with NNN. Competition for senior management personnel can be intense and NNN may not be able to retain its key management. Although NNN believes qualified replacements could be found for any departures of key management, the loss of their services could adversely affect NNN's performance and the value of its securities.

NNN's failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and the market value of NNN's securities.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of the Company's internal control over financial reporting. If NNN fails to maintain the adequacy of its internal control over financial reporting, as such standards may be modified, supplemented or amended from time to time, NNN may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal control over financial reporting, particularly those related to revenue recognition, are necessary for NNN to produce reliable financial reports and to maintain its qualification as a REIT and are important in helping to prevent financial fraud. If NNN cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, REIT qualification could be jeopardized, investors could lose confidence in the Company's reported financial information, the company's access to capital could be impaired, and the trading price of NNN's shares could drop significantly.

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

An epidemic or pandemic could have a material and adverse effect on or cause disruption to NNN's business or financial condition, results of operations, cash flows and the market value and trading price of NNN's securities due to, among other factors:

•
A complete or partial closure of, or other operational issues with, NNN's Property Portfolio as a result of government or tenant action;
•
The declines in or instability of the economy or financial markets may result in a recession or negatively impact consumer discretionary spending, which could adversely affect retailers and consumers;
•
The reduction of economic activity may severely impact NNN's tenants' business operations, financial condition, liquidity and access to capital resources and may cause one or more of NNN's tenants to be unable to meet their obligations to NNN in full, or at all, to default on their lease, or to otherwise seek modifications of such obligations;

•
The inability to access debt and equity capital on favorable terms, if at all, or a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect NNN's access to capital necessary to fund business operations, pursue acquisition and development opportunities, refinance existing debt, reduce NNN's ability to make cash distributions to its stockholders and increase NNN's future interest expense;
•
A general decline in business activity and demand for real estate transactions would adversely affect NNN's ability to successfully execute investment strategies or expand the Property Portfolio;
•
A significant reduction in NNN's cash flows could impact NNN's ability to continue paying cash dividends to NNN stockholders at expected levels or at all;
•
The financial impact could negatively affect NNN's future compliance with financial and other covenants of NNN's Credit Facility and other debt instruments, and the failure to comply with such covenants could result in a default that accelerates the payment of such debt; and
•
The potential negative impact on the health of NNN's associates or Board of Directors, particularly if a significant number are impacted, or the impact of government actions or restrictions, including stay-at-home orders, restricting access to NNN's headquarters located in Orlando, Florida, could result in a deterioration in NNN's ability to ensure business continuity during a disruption.

A prolonged continuation of or repeated temporary business closures, reduced capacity at businesses or other social-distancing practices, and quarantine orders may adversely impact NNN's tenants' ability to generate sufficient revenues to meet financial obligations, and could force tenants to default on their leases, or result in the bankruptcy of tenants, which would diminish the rental revenue NNN receives under its leases. Additionally, an increase in the number of vacant properties would increase NNN's real estate expenses, including expenses associated with ongoing maintenance and repairs, utilities, real estate taxes and assessments, and property and liability insurance.

The rapid development and fluidity of an epidemic or pandemic precludes any prediction as to the ultimate adverse impact on NNN. Nevertheless, an epidemic or pandemic would present a material uncertainty and risk with respect to NNN's performance, business or financial condition, results of operations and cash flows. While NNN's leases generally do not allow tenants to withhold rent if the tenants are not operating on its Properties, some tenants may pay rent under protest, not pay rent at all, request rent deferrals, and assert legal or equitable claims in the courts that such tenants are not obligated to pay rent while closed or while operating at reduced capacity, because of an epidemic or pandemic. While NNN believes such claims would be without merit it has no assurances on how courts would rule on such claims, if any.

Acts of violence, terrorist attacks or war may affect NNN's Properties, the markets in which NNN operates and NNN's results of operations.

Terrorist attacks or other domestic acts of violence may negatively affect NNN's operations. There can be no assurance that there will not be attacks against businesses within the United States. These attacks may directly or indirectly impact NNN's physical facilities or the businesses or the financial condition of its tenants, developers, borrowers, lenders or financial institutions with which NNN has a relationship. The United States is engaged in armed conflict, which could have an impact on these parties. The consequences of armed conflict are unpredictable, and NNN may not be able to foresee events that could have an adverse effect on its business or be insured for such.

More generally, any of these events or threats of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in, or cause a deepening of, economic recession in the United States or abroad. Any of these occurrences could have an adverse impact on NNN's financial condition or results of operations.

Changes in accounting pronouncements could adversely impact NNN's or NNN's tenants' reported financial performance.

Accounting policies and methods are fundamental to how NNN records and reports its financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) and the Commission, who create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of NNN's financial statements. These changes could have a material impact on NNN's reported financial condition and results of operations. In some cases, NNN could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could have a material impact on NNN's tenants' reported financial condition or results of operations and affect their preferences regarding leasing real estate.

The market value of NNN's equity and debt securities is subject to various factors that may cause significant fluctuations or volatility.

As with other publicly traded securities, the market price of NNN's equity and debt securities depends on various factors, which may change from time-to-time and/or may be unrelated to NNN's financial condition, operating performance or prospects that may cause significant fluctuations or volatility in such prices. These factors, among others, include:

•
general economic and financial market conditions,
•
level and trend of interest rates,
•
changes in government fiscal, monetary, regulatory, or taxation policies,
•
NNN's ability to access the capital markets to raise additional capital,
•
the issuance of additional equity or debt securities,
•
changes in NNN's funds from operations or earnings estimates,
•
changes in NNN's debt ratings or analyst ratings,
•
NNN's financial condition and performance,
•
market perception of NNN compared to other REITs, and
•
market perception of REITs compared to other investment sectors.

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

At any time, the federal and state tax laws or the administrative interpretations of those laws may change. Any such changes may have current and retroactive effects, and could adversely affect NNN or its stockholders. Legislation could cause shares in non-REIT entities to be a more attractive investment to individual investors than shares in REITs, and could have an adverse effect on the value of NNN's securities.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

With oversight from the Board of Directors, NNN's management is responsible for managing all cyber risks and overseeing NNN's security programs. Primary cybersecurity risk oversight has been delegated to the Audit Committee. The Senior Vice President of Information Technology ("SVP of IT") oversees NNN's security programs and its Incident Response Policy and Plan. The SVP of IT reports to the Chief Accounting and Technology Officer, and together, they have a combined industry knowledge for technology and information systems of over 40 years.

The Audit Committee cybersecurity risk oversight role includes: (i) reviewing and approving technology security policies and internal cybersecurity controls, (ii) monitoring cybersecurity and information security exposures, and (iii) confirming management has adequate procedures in place to not only control and limit these exposures but also to timely respond to any cyber incident. NNN's cybersecurity risk profile and cyber security program status, including results of any third-party evaluations are reported to the Audit Committee by the Chief Accounting and Technology Officer.

NNN's information systems process and store critical and sensitive NNN data. Management and the Board of Directors are committed to protecting NNN systems and data through layered perimeter, interrogation and access controls, as well as following a constant process of researching, assessing, patching and remediating. Processes to assess, identify, isolate, remediate and manage cybersecurity risks have been integrated into NNN's overall risk management system. Below are examples of actions NNN takes to protect NNN's information systems and data from cybersecurity risk:

•
Align systems and processes with best practices for securing NNN information systems and data;
•
Perform continuous systems monitoring and tactical measures for impending viruses, malware, tampering, exploits and other cyber threats;
•
Deploy systems tools to detect, prevent and neutralize cyber threats;
•
Engage independent third-party consultants to assist in evaluating cybersecurity risks and response profile and plans;
•
Identify, oversee and evaluate the risks associated with third-party service providers and consultants;
•
Continuously educate and provide procedural training to all associates and the Board of Directors regarding cybersecurity awareness and risks such as enterprise security, malware, data protection best practices, anti-phishing exercises and updates with respect to other implemented information security measures;
•
Periodically measure the effectiveness of associate training;
•
Cybersecurity risk management is periodically reviewed with the Enterprise Risk Management Team;
•
Perform ongoing internal and external penetration testing and vulnerability assessments with a high priority for timely remediation; and
•
Establish reporting deadlines and hierarchies so that data regarding an incident or possible incident is communicated in a timely manner to NNN's management, to the Audit Committee of the Board of Directors, and if, appropriate or required by law, to the Commission.

Management is aware that preventive measures cannot prevent all cyber incidents. The SVP of IT has direct oversight over the Company's security programs on a daily basis. When a cyber incident occurs, NNN's actions are guided by an incident response plan decision tree to (i) detect, contain and eradicate any threats, (ii) assess materiality, (iii) notify internal parties and the Audit Committee Chairperson, (iv) recover any compromised NNN data and information systems, (v) limit impacts of any such incident on NNN's operations, and (vi) report any such incident as require by law or as otherwise necessary. For a detailed discussion of risks from cybersecurity threats, please see “Item 1A. Risk Factors.”

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

Market Information

The common stock of NNN currently is traded on the NYSE under the symbol “NNN.”

Performance Graphs

Set forth below is a line graph comparing the cumulative total stockholder return on NNN's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“FNER”) and the S&P 500 Index (“S&P 500”) for the five-year period commencing December 31, 2018 and ending December 31, 2023. The graph assumes an investment of $100 on December 31, 2018.

Comparison to Five-Year Cumulative Total Return

Indexed Total Return
(As of December 31, 2023)

300
250
200
150
100
50
0
Index Value
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Period Ending
S&P 500
NAREIT
NNN

Set forth below is a line graph comparing the cumulative total stockholder return on NNN's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FNER and the S&P 500 for the fifteen-year period commencing December 31, 2008 and ending December 31, 2023. The graph assumes an investment of $100 on December 31, 2008.

Comparison to Fifteen-Year Cumulative Total Return

Indexed Total Return
(As of December 31, 2023)
800
700
600
500
400
300
200
100
0
Index Value
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Period Ending
S&P 500
NAREIT
NNN

Dividends

NNN intends to pay regular quarterly dividends to its stockholders, although all future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, NNN's financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Directors deems relevant.

In January 2024, NNN declared dividends payable to its stockholders of $102,683,000, or $0.5650 per share, of common stock.

Holders

On January 31, 2024, there were 1,509 registered holders of record of NNN's common stock. Many of NNN's shares of common stock are held by brokers and institutions on behalf of stockholders, NNN is unable to estimate the total number of stockholders represented by these record holders.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this annual report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission ("Commission" or "SEC") on February 9, 2023.

The term "NNN" or the "Company" refers to NNN REIT, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain of its subsidiaries as taxable real estate investment trust subsidiaries ("TRS"). Effective May 1, 2023, National Retail Properties, Inc. changed its name to NNN REIT, Inc.

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. NNN makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risks may cause NNN's actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see “Item 1A. Risk Factors.”

Overview

NNN, a Maryland corporation, is a fully integrated real estate investment trust ("REIT") formed in 1984. NNN's assets are primarily real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties," or "Property Portfolio," or individually a "Property").

As of December 31, 2023, NNN owned 3,532 Properties in 49 states, with an aggregate gross leasable area of approximately 35,966,000 square feet, and a weighted average remaining lease term of 10.1 years. Approximately 99 percent of the Properties were leased as of December 31, 2023.

NNN's management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. The key indicators for NNN include items such as: the composition of the Property Portfolio (such as tenant, geographic and line of trade diversification), the occupancy rate of the Property Portfolio, certain financial performance metrics and profitability measures, industry trends and industry performance compared to that of NNN.

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

NNN continues to maintain its diversification by tenant, geography and tenant's line of trade. NNN's largest lines of trade concentrations are the restaurant (17.2%) (including full and limited service), convenience store (16.4%), automotive service (15.6%) and family entertainment centers (6.4%) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN's management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the southeast (26.4%) and south (22.9%) United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

As of December 31, 2023, 2022 and 2021, the Property Portfolio remained approximately 99 percent leased and had a weighted average remaining lease term of approximately 10 years. High occupancy levels coupled with a net lease structure, provides enhanced probability of maintaining operating earnings.

Impact of COVID-19 on NNN's Business

Beginning March 2020, the COVID-19 pandemic and the government reaction to it negatively affected almost every industry directly or indirectly. See "Item 1A. Risk Factors." A number of NNN's tenants experienced temporary closures of their operations which resulted in the loss of revenue and challenged their ability to pay rent. Certain of these NNN tenants requested adjustments to their lease terms during this pandemic. As a result, these economic hardships increased uncertainty with respect to the collectability of lease payments and had a negative effect on NNN's financial results, including increased accounts receivables and related allowances and recognizing revenue on a cash basis from certain of its tenants.

NNN entered into rent deferral lease amendments with certain tenants, for an aggregate $4,722,000 and $51,723,000 of rent originally due for the years ending December 31, 2021 and 2020, respectively, which require the deferred rents to be repaid at a later time during the lease term. As of December 31, 2023, an aggregate of approximately $52,637,000 or 93 percent of the deferred rent has been repaid to NNN. The remaining deferred rents are expected to be repaid as due periodically by December 31, 2025.

The following table outlines the rent deferred and corresponding scheduled repayment of the rent deferral lease amendments executed as of December 31, 2023 (dollars in thousands):

	Deferred				Scheduled Repayment
	Accrual Basis	Cash Basis	Total	% of Total	Accrual Basis	Cash Basis	Total	% of Total	Cumulative Total
2020	$33,594	$18,129	$51,723	91.6%	$3,239	$20	$3,259	5.8%	5.8%

2021	990	3,732	4,722	8.4%	25,935	5,841	31,776	56.3%	62.1%

2022	—	—	—	—	5,391	9,087	14,478	25.7%	87.8%

2023	—	—	—	—	19	3,105	3,124	5.5%	93.3%

2024	—	—	—	—	—	1,904	1,904	3.3%	96.6%

2025	—	—	—	—	—	1,904	1,904	3.4%	100.0%

	$34,584	$21,861	$56,445	100.0%	$34,584	$21,861	$56,445	100.0%

While NNN's rent collections have returned to pre-pandemic levels, NNN's operation and those of NNN's tenants will depend on future developments, which are highly uncertain and cannot be predicted with high confidence.

Historical rent collections and rent relief requests may not be indicative of rent collections and requests in the future. Depending on macroeconomic conditions and their impact on a tenant's business and operations, the remaining $3,808,000 of deferred rents may be difficult to collect.

Critical Accounting Estimates

The preparation of NNN's consolidated financial statements in conformance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. Estimates are sensitive to evaluations by management about current and future expectations of market and economic conditions. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on NNN's consolidated financial statements. A summary of NNN's accounting policies and procedures is included in Note 1 of the December 31, 2023, Consolidated Financial Statements. Management believes the following critical accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of NNN's consolidated financial statements.

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

NNN's Property Portfolio primarily consists of leases accounted for using the operating method. Under the operating method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

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

When NNN deems the collection of rental income from a tenant not probable, uncollected previously recognized rental revenue and any related accrued rent are reversed as a reduction to rental income and, subsequently, any rental income is only recognized when cash receipts are received. At this point, a tenant is deemed cash basis for accounting purposes. If NNN subsequently deems the collection of rental income is probable, any related accrued rental income or expense is restored.

NNN includes an allowance for doubtful accounts in rental income on the Consolidated Statements of Income and Comprehensive Income.

Real Estate – Held For Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant and Equipment, including management's intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months.

Impairment – Real Estate. NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These indicators include, but are not limited to: changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, properties reclassified as held for sale, persistent vacancies greater than one year, and properties leased to tenants in bankruptcy. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN's Property leases provide for initial terms of 10 to 20 years, with cash flows provided over the entire term.

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

FASB ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets ("ASC 610-20"), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity that transfers a nonfinancial asset in the scope of ASC 610-20 follows a two-step derecognition model to determine whether (and when) to derecognize the asset. NNN determined the key revenue stream impacted by ASC 610-20 is gain on disposition of real estate reported on the Consolidated Statements of Income and Comprehensive Income. In accordance with ASC 610-20, NNN evaluates any separate contracts or performance obligations to determine proper timing and/or amount of revenue recognition, as well as, transfer of control and transaction price allocation in determining the amount of gain or loss to record.

New Accounting Pronouncements. Refer to Note 1 of the December 31, 2023, Consolidated Financial Statements for a summary and the anticipated impact of each accounting pronouncement on NNN's financial position and results of operations.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio as of December 31:

	2023	2022	2021
Properties Owned:
Number	3,532	3,411	3,223
Total gross leasable area (square feet)	35,966,000	35,010,000	32,753,000
Properties:
Leased and unimproved land	3,514	3,390	3,191
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	10.1	10.4	10.6
Total gross leasable area (square feet) – leased	35,683,000	34,829,000	32,395,000
Total annualized base rent	$818,749,000	$771,984,000	$713,169,000

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2023:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2024	1.7%	54	803,000	2030	3.3%	109	1,221,000
2025	5.1%	185	1,941,000	2031	7.3%	185	2,697,000
2026	4.8%	212	2,127,000	2032	5.9%	215	2,328,000
2027	8.2%	235	3,591,000	2033	4.9%	138	1,467,000
2028	5.7%	229	2,172,000	Thereafter	49.1%	1,831	15,592,000
2029	4.0%	119	1,744,000

(1)
Based on the annualized base rent for all leases in place as of December 31, 2023.
(2)
Square feet.

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent(1)
	Lines of Trade	2023	2022	2021
1.	Convenience stores	16.4%	16.5%	17.9%
2.	Automotive service	15.6%	13.7%	12.3%
3.	Restaurants – full service	8.7%	9.1%	9.8%
4.	Restaurants – limited service	8.5%	8.9%	9.4%
5.	Family entertainment centers	6.4%	5.9%	5.9%
6.	Recreational vehicle dealers, parts and accessories	4.6%	4.1%	3.9%
7.	Health and fitness	4.5%	4.9%	5.2%
8.	Theaters	4.1%	4.3%	4.5%
9.	Equipment rental	3.0%	3.1%	3.2%
10.	Wholesale clubs	2.5%	2.6%	2.5%
11.	Automotive parts	2.5%	2.6%	3.0%
12.	Drug stores	2.4%	2.6%	1.3%
13.	Home improvement	2.2%	2.3%	2.5%
14.	Furniture	2.0%	2.3%	1.7%
15.	Medical service providers	1.7%	1.9%	2.0%
16.	General merchandise	1.4%	1.6%	1.7%
17.	Consumer electronics	1.4%	1.4%	1.5%
18.	Home furnishings	1.3%	1.4%	1.5%
19.	Travel plazas	1.3%	1.4%	1.5%
20.	Automobile auctions, wholesale	1.1%	1.3%	1.3%
	Other	8.4%	8.1%	7.4%
		100.0%	100.0%	100.0%
(1)
Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2023:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	549	16.8%
2.	Florida	278	9.4%
3.	Illinois	169	5.2%
4.	Ohio	195	4.9%
5.	Georgia	172	4.7%
6.	North Carolina	160	3.9%
7.	Tennessee	153	3.8%
8.	Indiana	149	3.7%
9.	California	76	3.3%
10.	Virginia	118	3.3%
	Other	1,513	41.0%
		3,532	100.0%
(1)
Based on annualized base rent for all leases in place as of December 31, 2023.

Property Acquisitions. The following table summarizes the Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2023	2022	2021
Acquisitions:
Number of Properties	165	223	156
Gross leasable area (square feet)(1)	1,281,000	2,629,000	1,341,000
Cap rate(2)	7.3%	6.4%	6.5%
Total dollars invested(3)	$819,710	$847,747	$555,415
(1)
Includes additional square footage from completed construction on existing Properties.
(2)
The cap rate is a weighted average, calculated as the initial cash annual base rent divided by the total purchase price of the Properties.
(3)
Includes dollars invested in projects under construction or tenant improvements for each respective year.

NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility"), by issuing its debt or equity securities in the capital markets, with undistributed funds from operations or with proceeds from the sale of Properties.

Property Dispositions. The following table summarizes the properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2023	2022	2021
Number of properties	45	33	74
Gross leasable area (square feet)	293,000	311,000	1,015,000
Net sales proceeds	$115,716	$65,216	$122,018
Net gain on disposition of real estate	$47,485	$17,443	$23,094
Cap rate(1)	5.9%	5.9%	7.4%
(1)
The cap rate is a weighted average of properties occupied at disposition, calculated as the cash annual base rent dividend by the total sales price of the properties.

NNN typically uses the disposition proceeds to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenues

The following summarizes NNN's revenues for each of the years ended December 31 (dollars in thousands):

	2023	2022	2021	2023 Versus 2022	2022 Versus 2021
Rental Revenues(1)	$807,327	$753,816	$705,194	7.1%	6.9%
Real estate expense reimbursement from tenants	18,763	17,802	18,665	5.4%	(4.6)%
Rental income	826,090	771,618	723,859	7.1%	6.6%
Interest and other income from real estate transactions	2,021	1,435	2,548	40.8%	(43.7)%
Total revenues	$828,111	$773,053	$726,407	7.1%	6.4%
(1)
Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").

Rental Income. Rental income increased for the year ended December 31, 2023, as compared to the same period in 2022. The increase is primarily due to the Rental Revenues from NNN's recent Property acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions").

Analysis of Expenses

The following summarizes NNN's expenses for the year ended December 31 (dollars in thousands):

	2023	2022	2021	2023 Versus 2022	2022 Versus 2021
General and administrative	$43,746	$41,695	$44,640	4.9%	(6.6)%
Real estate	28,378	26,281	28,385	8.0%	(7.4)%
Depreciation and amortization	238,625	223,834	205,220	6.6%	9.1%
Leasing transaction costs	299	320	203	(6.6)%	57.6%
Impairment losses – real estate, net of recoveries	5,990	8,309	21,957	(27.9)%	(62.2)%
Executive retirement costs	3,454	7,520	—	(54.1)%	N/C
Total operating expenses	$320,492	$307,959	$300,405	4.1%	2.5%

Interest and other income	$(1,134)	$(149)	$(216)	661.1%	(31.0)%
Interest expense	163,898	148,065	137,874	10.7%	7.4%
Loss on early extinguishment of debt	—	—	21,328	—%	(100.0)%
Total other expenses	$162,764	$147,916	$158,986	10.0%	(7.0)%

As a percentage of total revenues:
General and administrative	5.3%	5.4%	6.1%
Real estate	3.4%	3.4%	3.9%

General and Administrative Expenses. General and administrative expenses increased in amount and remained consistent as a percentage of total revenues for the year ended December 31, 2023, as compared to the same period in 2022. The increase is primarily attributable to personnel compensation costs.

Real Estate. Real estate expenses increased in amount and remained consistent as a percentage of revenues for the year ended December 31, 2023, as compared to the same period in 2022. NNN focuses on real estate expenses, net of reimbursements from tenants. NNN's net real estate expenses for the years ended December 31, 2023 and 2022 were $9,615,000 and $8,479,000, respectively. The increase is primarily attributable to non-reimbursable real estate expenses and certain properties that became vacant.

Depreciation and Amortization. Depreciation and amortization expenses increased in amount for the year ended December 31, 2023, as compared to the same period in 2022. The increase is primarily attributable to the increase in NNN's Property Portfolio from recent acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions").

Impairment Losses – Real Estate, Net of Recoveries. As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries for the years ended December 31, 2023 and 2022, which were less than one percent of NNN's total assets for the respective years as reported on the Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to retail tenants under long-term net leases, the inherent risks of owning commercial real estate, and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Executive Retirement Costs. In April 2022, the former President and Chief Executive Officer retired from employment, as contemplated under the Company's long-term executive succession planning process and as previously announced in January 2022. During the years ended December 31, 2023 and 2022, NNN recorded executive retirement costs in connection with the long-term incentive compensation related to the retirement and transition agreement.

In addition, in November 2023, NNN announced that Christopher P. Tessitore will retire from employment with the Company as Executive Vice President, General Counsel and Secretary effective January 1, 2024. During the year ended December 31, 2023, NNN recorded executive retirement costs as a result of the accounting treatment for long-term incentive compensation related to Mr. Tessitore's retirement and transition agreement.

Interest Expense. Interest expense increased for the year ended December 31, 2023, compared to the same period in 2022. The increase is primarily due to:

•
the issuance of $500,000,000 aggregate principal amount of 5.600% notes due October 2033 (see "Note 5 – Notes Payable and Derivatives"), and
•
the Credit Facility having a weighted average outstanding balance of $169,620,000 with a weighted average interest rate of 5.86% for the year ended December 31, 2023 compared to a weighted average outstanding balance of $39,220,000 with a weighted average interest rate of 4.13% for the year ended December 31, 2022.

Impact of Inflation

NNN's leases typically contain provisions to mitigate the adverse impact of inflation on NNN's results of operations. Tenant leases generally provide for limited increases in rent as a result of fixed increases, capped increases in the Consumer Price Index, and/or, to a lesser extent, increases in the tenant's sales volume. As a result of limitations on rent increases, during times when inflation is high, rent increases may not meet or exceed the rate of inflation.

Properties are leased to tenants under long-term, net leases which typically require the tenant to pay certain operating expenses for a Property, thus, NNN's exposure to inflation is reduced with respect to these expenses. Inflation may have an adverse impact on NNN's tenants and challenge their ability to meet lease obligations, including to pay rent. See "Item 1A. Risk Factors."

Liquidity and Capital Resources

NNN's demand for funds has been and will continue to be primarily for (i) payment of operating expenses and cash dividends, (ii) property acquisitions and construction commitments, (iii) capital expenditures, (iv) payment of principal and interest on its outstanding debt, and (v) other investments.

Financing Strategy. NNN's financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating strategy while servicing its debt requirements, maintaining its investment grade credit rating, staggering debt maturities and providing value to NNN's stockholders. NNN's capital resources have and will continue to include, if available (i) proceeds from issuing debt or equity in the capital markets; (ii) secured or unsecured borrowings from banks or other lenders; (iii) proceeds from the sale of Properties; and (iv) to a lesser extent, by internally generated funds as well as undistributed funds from operations. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

NNN typically expects to fund both its short-term and long-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations, borrowings from NNN's Credit Facility or proceeds from the sale of Properties. As of December 31, 2023, NNN had $5,155,000 of cash, cash equivalents and restricted cash and $968,000,000 available for future borrowings under the Credit Facility. NNN may also fund liquidity requirements with new debt or equity issuances, although newly issued debt may be at higher interest rates than the rates on NNN's existing outstanding debt. NNN has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these sources of liquidity and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

As of December 31, 2023, NNN's ratio of total debt, none of which was secured debt, to total gross assets (before accumulated depreciation and amortization) was approximately 42 percent. The ratio of total debt to total market capitalization was approximately 36 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN's ability to incur additional debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of debt that NNN may incur.

Cash Flows. NNN had $5,155,000 in cash and cash equivalents, of which $3,966,000 was restricted cash or cash held in escrow at December 31, 2023. The table below summarizes NNN's cash flows for each of the years ended December 31 (dollars in thousands):

	2023	2022	2021
Cash, cash equivalents and restricted cash:
Provided by operating activities	$612,410	$578,355	$568,425
Used in investing activities	(680,660)	(777,631)	(432,177)
Provided by (used in) financing activities	66,627	34,732	(232,162)
Decrease in cash, cash equivalents and restricted cash	(1,623)	(164,544)	(95,914)
Cash, cash equivalents and restricted cash at the beginning of the year	6,778	171,322	267,236
Cash, cash equivalents and restricted cash at the end of the year	$5,155	$6,778	$171,322

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received primarily from rental income and interest income less cash used for general and administrative expenses. NNN's cash flow from operating activities has been sufficient to pay the distributions for each year presented. The change in cash provided by operations for the years ended December 31, 2023, 2022 and 2021, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are primarily attributable to acquisitions and dispositions of Properties as discussed in "Results of Operations - Property Analysis." NNN typically uses cash on hand, borrowings from its Credit Facility or proceeds from the sale of Properties to fund the acquisition of its Properties.

Financing Activities. NNN's financing activities for the year ended December 31, 2023, included the following significant transactions:

•
$34,200,000 in net repayments of NNN's Credit Facility,
•
$483,930,000 in net proceeds from the issuance of the 5.600% notes payable due in October 2033,
•
$28,292,000 from the issuance of 650,135 shares of common stock in connection with the at-the-market equity program ("ATM"),
•
$3,082,000 from the issuance of 76,229 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”),
•
$404,458,000 in dividends paid to common stockholders, and
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

The table presents material cash requirements related to NNN's long-term obligations outstanding as of December 31, 2023 (see "Capital Structure") (dollars in thousands):

	Date of Obligation
	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt(1)	$4,300,000	$350,000	$400,000	$350,000	$400,000	$400,000	$2,400,000
Long-term debt – interest(2)	1,959,408	157,006	148,750	134,225	119,233	104,567	1,295,627
Credit Facility	132,000	—	132,000	—	—	—	—
Headquarters office lease	10,103	837	210	981	1,005	1,030	6,040
Total contractual cash obligations	$6,401,511	$507,843	$680,960	$485,206	$520,238	$505,597	$3,701,667

(1)
Includes only principal amounts outstanding under notes payable and excludes unamortized note discounts and debt costs.
(2)
Interest calculation on notes payable based on stated rate of the principal amount.

Property Construction. NNN has committed to fund construction of 53 Properties. The improvements of such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at December 31, 2023, are outlined in the table below (dollars in thousands):

Total commitment(1)	$379,674
Less amount funded	(240,532)
Remaining commitment	$139,142
(1)
Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

Management anticipates satisfying these obligations with a combination of NNN's cash provided from operations, current capital resources on hand, its Credit Facility, debt or equity financings and asset dispositions.

Properties. Typically, the Properties are leased under long-term triple net leases, which require the tenant to pay all real estate taxes and assessments, utilities, to maintain the interior and exterior of the Property, and to carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates the costs associated with these Properties, NNN's vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its Credit Facility or use other sources of capital in the event of significant capital expenditures or major repairs.

The lost revenues and increased property expenses resulting from vacant Properties or the inability to collect lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner.

As of December 31, 2023, NNN owned 18 vacant, un-leased Properties which accounted for less than one percent of total Properties and less than one percent of aggregate gross leasable area held in the Property Portfolio.

Additionally, as of January 31, 2024, less than one percent of total Properties, and less than one percent of aggregate gross leasable area held in the Property Portfolio, was leased to one tenant currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, this tenant has the right to reject or affirm their leases with NNN.

NNN generally monitors the financial performance of its significant tenants on an ongoing basis.

Common Stock Dividends. One of NNN's primary objectives is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends, while retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT.

The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (dollars in thousands, except per share data):

	2023	2022	2021
Dividends	$404,458	$380,538	$367,291
Per share	2.230	2.160	2.100

The following table presents the characterizations for tax purposes of NNN's common stock dividends for the years ended December 31:

	2023		2022		2021
Ordinary dividends(1)	$2.192636	98.3245%	$2.156330	99.8301%	$1.615753	76.9406%
Nontaxable distributions	0.037364	1.6755%	0.003670	0.1699%	0.484247	23.0594%
	$2.230000	100.0000%	$2.160000	100.0000%	$2.100000	100.0000%
(1)
Eligible for the 20% qualified business income deduction under section 199A of the Internal Revenue Code of 1986, as amended (the "Code").

On January 16, 2024, NNN declared a dividend of $0.5650 per share, payable February 15, 2024, to its common stockholders of record as of January 31, 2024.

Preferred Stock Distributions. Holders of NNN's preferred stock issuances are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. NNN declared and paid $1.086944 per share ($14,999,000) to stockholders for NNN's 5.200% Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock") during the year ended December 31, 2021, all of which was eligible for the 20% qualified business income deduction under section 199A of the Code.

NNN's Series F Preferred Stock was redeemed in October 2021. (See "Capital Structure – Preferred Stock"). As of December 31, 2023, NNN had no outstanding shares of preferred stock.

Capital Structure

NNN has used, and expects to use in the future, various forms of debt and equity securities primarily to fund property acquisitions and construction on its Properties and to pay down or refinance its outstanding debt.

The following is a summary of NNN's total outstanding debt as of December 31 (dollars in thousands):

	2023	Percentage of Total	2022	Percentage of Total
Line of credit payable	$132,000	3.0%	$166,200	4.2%
Mortgages payable(1)	—	—%	9,964	0.3%
Notes payable	4,228,544	97.0%	3,739,890	95.5%
Total outstanding debt	$4,360,544	100.0%	$3,916,054	100.0%

(1)	In April 2023, NNN repaid the remaining mortgages payable principal balance of $9,774.

Line of Credit Payable. NNN's $1,100,000,000 Credit Facility had a weighted average outstanding balance of $169,620,000 and a weighted average interest rate of 5.86% during the year ended December 31, 2023. In December 2022, NNN entered into an amendment to the Credit Facility, to change the base interest rate from London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Consolidated Balance Sheet. As of December 31, 2023, there was $132,000,000 outstanding and $968,000,000 available for future borrowings under the Credit Facility.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2023, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the debt under the Credit Facility to be accelerated and may impair NNN's access to the debt and equity markets and limit NNN's ability to pay dividends to its stockholders, each of which would likely have a material adverse impact on NNN's financial condition and results of operations.

Mortgages Payable. As of December 31, 2022, NNN had mortgages payable, including unamortized premium and net of unamortized debt costs, of $9,964,000. The mortgages payable had an interest rate of 5.23% and matured July 2023. The loan was secured by a first lien on five of the Properties and the carrying value of the assets was $18,485,000 as of December 31, 2022. In April 2023, NNN repaid the remaining mortgages payable principal balance of $9,774,000.

Universal Shelf Registration Statement. In August 2023, NNN filed a shelf registration statement with the Commission which became automatically effective (“Universal Shelf”). The Universal Shelf permits the issuance by NNN of an indeterminate amount of debt and equity securities, including preferred stock, depositary shares, common stock, stock purchase contracts, rights, warrants and units. NNN may periodically offer one of more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplements, or other offering materials, at the time of any offering.

Debt Securities – Notes Payable. Each of NNN's outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2024	May 2014	$350,000	$707	$349,293	3.900%	3.924%	June 2024(4)(5)
2025	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025(4)
2026	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026(4)
2027	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027(4)
2028	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028(4)
2030	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030
2033	August 2023	500,000	11,620	488,380	5.600%	5.905%	October 2033
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052
(1)
The proceeds from each note issuance were used to (i) pay down the outstanding balance on NNN's Credit Facility, (ii) redeem notes payable prior to maturity, (iii) redeem outstanding preferred stock, (iv) fund future property acquisitions, and/or (v) for general corporate purposes.
(2)
The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(3)
Includes the effects of the discount at issuance.
(4)
The aggregate principal balance of the unsecured note maturities for the next five years is $1,900,000.
(5)
NNN plans to use proceeds from the Credit Facility and/or potential debt or equity offerings to repay the outstanding debt.

NNN entered into forward starting swaps which hedged the risk of changes in forecasted interest payments on the forecasted issuance of long-term debt. Upon the issuance of a series of unsecured notes, NNN terminated such derivatives as outlined in the following table (dollars in thousands):

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

Each series of the notes represents senior, unsecured obligations of NNN and is subordinated to all secured debt of NNN. NNN may redeem each series of notes, in whole or in part, at any time prior to the par call date for the notes at the redemption price as set forth in the applicable supplemental indenture relating to the notes; provided, however, that if NNN redeems the notes on or after the par call date, the redemption price will equal 100 percent of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date.

In connection with the outstanding note offerings, NNN incurred debt issuance costs totaling $42,595,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and presented as a reduction to notes payable and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indentures pursuant to which NNN's notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2023, NNN was in compliance with those covenants. NNN's failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN's stockholders which would likely have a material adverse impact on NNN's financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2023.

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

As of December 31, 2023, NNN had no outstanding shares of preferred stock.

At-The-Market Offerings. NNN has established an ATM which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's ATM:

	2023 ATM	2020 ATM
Shelf registration statement:
Effective date	August 2023	August 2020
Termination date	August 2026	August 2023
Total allowable shares	17,500,000	17,500,000
Total shares issued as of December 31, 2023	—	7,722,511

The following table outlines the common stock issuances pursuant to NNN's ATM for the years ended December 31 (dollars in thousands, except per share data):

	2023	2022	2021
Shares of common stock	650,135	5,473,072	30,000
Average price per share (net)	$43.52	$45.15	$33.65
Net proceeds	$28,292	$247,129	$1,009
Stock issuance costs(1)	$858	$3,761	$224
(1)
Stock issuance costs consist primarily of underwriters' and agent's fees and commissions, and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2021, NNN filed a shelf registration statement that was automatically effective with the Commission for a term of three years, for its DRIP, which permits NNN to issue up to 6,000,000 shares of common stock. NNN's DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN's common stock. The following outlines the common stock issuances pursuant to NNN's DRIP for the years ended December 31 (dollars in thousands):

	2023	2022	2021
Shares of common stock	76,229	70,342	62,577
Net proceeds	$3,082	$3,082	$2,744

NNN's DRIP shelf registration statement expires in February 2024; however, NNN intends to file a new registration statement in order to continue providing current stockholders and other interested new investors an economical and convenient way to invest in NNN's common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate long-term debt which is used to finance NNN's Property acquisitions and development activities, as well as for general corporate purposes. NNN's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt and periodically uses derivatives to hedge the interest rate risk of future borrowings. As of December 31, 2023, NNN had no outstanding derivatives.

As of December 31, 2023, NNN's variable rate Credit Facility had $132,000,000 outstanding. For the year ended December 31, 2023, the Credit Facility had a weighted average outstanding balance of $169,620,000 and a weighted average interest rate of 5.86% compared to a weighted average outstanding balance of $39,220,000 and a weighted average interest rate of 4.13% for the same period in 2022.

The information in the table below summarizes NNN's market risks associated with its outstanding debt obligations. The table presents, by year of expected maturity, principal payments and related interest rates for debt obligations outstanding as of December 31, 2023. The table incorporates only those debt obligations that existed as of December 31, 2023, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN's hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by approximately one percent for the year ended December 31, 2023.

Debt Obligations(1) (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Effective Interest Rate
2024	$—	—	$350,000	3.92%
2025	132,000	5.86%	400,000	4.03%
2026	—	—	350,000	3.73%
2027	—	—	400,000	3.55%
2028	—	—	400,000	4.39%
Thereafter	—	—	2,400,000	3.92%	(3)
Total	$132,000	5.86%	$4,300,000	3.93%
Fair Value:
December 31, 2023	$132,000		$3,801,367
December 31, 2022	$166,200		$3,140,774

(1)
NNN's unsecured debt obligations have a weighted average interest rate of 4.0% and a weighted average maturity of 12.0 years.
(2)
Includes NNN's notes payable, each exclude unamortized discounts and debt costs. The fair value is based upon quoted market prices as of the close of the year, which is a Level 1 valuation since NNN's notes payable are publicly traded on the over-the-counter market.
(3)
Weighted average effective interest rate for years after 2028.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NNN REIT, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited NNN REIT, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NNN REIT, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) and our report dated February 8, 2024 expressed an unqualified opinion thereon.

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

February 8, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NNN REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NNN REIT, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

Valuation of Real Estate Acquisitions

As discussed in Note 1 of the consolidated financial statements, real estate asset acquisitions require allocation of consideration to the acquired tangible assets, consisting of land, building and tenant improvements and, if applicable, to identified intangible assets and liabilities, based on their respective fair values. For the year ended December 31, 2023, the Company completed $599 million of real estate acquisitions accounted for as asset acquisitions.

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

At December 31, 2023, held and used real estate assets were $8,536 million. As discussed in Notes 1 and 2 of the consolidated financial statements, the Company assesses held and used real estate assets for impairment when certain events or changes in circumstances indicate the carrying amount of the asset may not be recoverable through operations. When impairment indicators are determined to be present, the Company first performs a recoverability test by comparing the undiscounted future cash flows of the real estate asset to the net carrying value. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of the asset, the Company determines the fair value of the real estate asset and recognizes an impairment loss if the carrying amount of the asset exceeds its fair value.

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

Orlando, Florida

February 8, 2024

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

ASSETS	December 31, 2023	December 31, 2022
Real estate portfolio, net of accumulated depreciation and amortization	$8,535,851	$8,020,814
Cash and cash equivalents	1,189	2,505
Restricted cash and cash held in escrow	3,966	4,273
Receivables, net of allowance of $669 and $708, respectively	3,649	3,612
Accrued rental income, net of allowance of $4,168 and $3,836, respectively	34,611	27,795
Debt costs, net of accumulated amortization of $23,952 and $21,663, respectively	3,243	5,352
Other assets	79,459	81,694
Total assets	$8,661,968	$8,146,045
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$132,000	$166,200
Mortgages payable, including unamortized premium and net of unamortized debt costs	—	9,964
Notes payable, net of unamortized discount and unamortized debt costs	4,228,544	3,739,890
Accrued interest payable	34,374	23,826
Other liabilities	109,593	82,663
Total liabilities	4,504,511	4,022,543
Commitments and contingencies (Note 13)
Equity:
Stockholders' equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 182,474,770 and 181,424,670 shares issued and outstanding, respectively	1,826	1,815
Capital in excess of par value	4,971,625	4,928,034
Accumulated deficit	(805,883)	(793,765)
Accumulated other comprehensive income (loss)	(10,111)	(12,582)
Total stockholders' equity of NNN	4,157,457	4,123,502
Total liabilities and equity	$8,661,968	$8,146,045

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Rental income	$826,090	$771,618	$723,859
Interest and other income from real estate transactions	2,021	1,435	2,548
	828,111	773,053	726,407
Operating expenses:
General and administrative	43,746	41,695	44,640
Real estate	28,378	26,281	28,385
Depreciation and amortization	238,625	223,834	205,220
Leasing transaction costs	299	320	203
Impairment losses – real estate, net of recoveries	5,990	8,309	21,957
Executive retirement costs	3,454	7,520	—
	320,492	307,959	300,405
Gain on disposition of real estate	47,485	17,443	23,094
Earnings from operations	555,104	482,537	449,096
Other expenses (revenues):
Interest and other income	(1,134)	(149)	(216)
Interest expense	163,898	148,065	137,874
Loss on early extinguishment of debt	—	—	21,328
	162,764	147,916	158,986
Net earnings	392,340	334,621	290,110
Loss attributable to noncontrolling interests	—	5	3
Net earnings attributable to NNN	$392,340	$334,626	$290,113

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME – CONTINUED

(dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net earnings attributable to NNN	$392,340	$334,626	$290,113
Series F preferred stock dividends	—	—	(14,999)
Excess of redemption value over carrying value of preferred shares redeemed	—	—	(10,897)
Net earnings attributable to common stockholders	$392,340	$334,626	$264,217
Net earnings per share of common stock:
Basic	$2.16	$1.89	$1.51
Diluted	$2.16	$1.89	$1.51
Weighted average number of common shares outstanding:
Basic	181,200,040	176,403,656	174,710,921
Diluted	181,689,723	177,067,865	174,818,899
Other comprehensive income:
Net earnings attributable to NNN	$392,340	$334,626	$290,113
Amortization of interest rate hedges	2,471	2,374	3,073
Fair value of forward starting swaps	—	—	(1,584)
Comprehensive income attributable to NNN	394,811	337,000	291,602
Comprehensive loss attributable to noncontrolling interests	—	(5)	(3)
Total comprehensive income	$394,811	$336,995	$291,599

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2023, 2022 and 2021

(dollars in thousands, except per share data)

	Series F Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2020	$345,000	$1,753	$4,633,771	$(644,779)	$(16,445)	$4,319,300	$4	$4,319,304
Net earnings	—	—	—	290,113	—	290,113	(3)	290,110
Dividends declared and paid:
$1.086944 per depositary share of Series F preferred stock	—	—	—	(14,999)	—	(14,999)	—	(14,999)
$2.100 per share of common stock	—	—	2,499	(367,291)	—	(364,792)	—	(364,792)
Redemption of 13,800,000 depository shares of Series F preferred stock	(345,000)	—	10,897	(10,897)	—	(345,000)	—	(345,000)
Issuance of common stock:
30,539 shares – director compensation	—	—	1,145	—	—	1,145	—	1,145
7,062 shares – stock purchase plan	—	—	320	—	—	320	—	320
30,000 shares – ATM equity program	—	1	1,233	—	—	1,234	—	1,234
287,207 restricted shares – net of forfeitures	—	3	(3)	—	—	—	—	—
Stock issuance costs	—	—	(299)	—	—	(299)	—	(299)
Amortization of deferred compensation	—	—	13,151	—	—	13,151	—	13,151
Amortization of interest rate hedges	—	—	—	—	3,073	3,073	—	3,073
Fair value of forward starting swaps	—	—	—	—	(1,584)	(1,584)	—	(1,584)
Balances at December 31, 2021	$—	$1,757	$4,662,714	$(747,853)	$(14,956)	$3,901,662	$1	$3,901,663

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Years Ended December 31, 2023, 2022 and 2021

(dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity of NNN	Noncontrolling Interests	Total Equity
Balances at December 31, 2021	$1,757	$4,662,714	$(747,853)	$(14,956)	$3,901,662	$1	$3,901,663
Net earnings	—	—	334,626	—	334,626	(5)	334,621
Dividends declared and paid:
$2.160 per share of common stock	—	2,765	(380,538)	—	(377,773)	—	(377,773)
Issuance of common stock:
33,013 shares – director compensation	—	1,244	—	—	1,244	—	1,244
7,235 shares – stock purchase plan	—	317	—	—	317	—	317
5,473,072 shares – ATM equity program	55	250,835	—	—	250,890	—	250,890
232,551 restricted shares – net of forfeitures	3	(3)	—	—	—	—	—
Stock issuance costs	—	(3,761)	—	—	(3,761)	—	(3,761)
Amortization of deferred compensation	—	14,205	—	—	14,205	—	14,205
Amortization of interest rate hedges	—	—	—	2,374	2,374	—	2,374
Distributions to noncontrolling interests	—	—	—	—	—	(278)	(278)
Other	—	(282)	—	—	(282)	282	—
Balances at December 31, 2022	$1,815	$4,928,034	$(793,765)	$(12,582)	$4,123,502	$—	$4,123,502

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Years Ended December 31, 2023, 2022 and 2021

(dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity of NNN
Balances at December 31, 2022	$1,815	$4,928,034	$(793,765)	$(12,582)	$4,123,502
Net earnings	—	—	392,340	—	392,340
Dividends declared and paid:
$2.230 per share of common stock	1	2,897	(404,458)	—	(401,560)
Issuance of common stock:
34,254 shares – director compensation	—	1,128	—	—	1,128
6,651 shares – stock purchase plan	—	280	—	—	280
650,135 shares – ATM equity program	7	29,143	—	—	29,150
275,317 restricted shares – net of forfeitures	3	(3)	—	—	—
Stock issuance costs	—	(954)	—	—	(954)
Amortization of deferred compensation	—	11,100	—	—	11,100
Amortization of interest rate hedges	—	—	—	2,471	2,471
Balances at December 31, 2023	$1,826	$4,971,625	$(805,883)	$(10,111)	$4,157,457

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$392,340	$334,621	$290,110
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	238,625	223,834	205,220
Impairment losses – real estate, net of recoveries	5,990	8,309	21,957
Loss on early extinguishment of debt	—	—	21,328
Amortization of notes payable discount	2,074	1,691	2,130
Amortization of debt costs	4,943	4,734	5,186
Amortization of mortgages payable premium	(21)	(87)	(85)
Amortization of interest rate hedges	2,471	2,374	3,073
Settlement of forward starting swaps	—	—	(1,584)
Gain on disposition of real estate	(47,485)	(17,443)	(23,094)
Performance incentive plan expense	13,375	17,330	14,491
Performance incentive plan payment	(916)	(103)	(721)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease (increase) in receivables	(853)	358	1,184
Decrease (increase) in accrued rental income	(7,453)	3,559	21,137
Decrease in other assets	243	424	1,589
Increase (decrease) in accrued interest payable	10,548	(97)	4,522
Increase (decrease) in other liabilities	(1,550)	(1,217)	2,279
Other	79	68	(297)
Net cash provided by operating activities	612,410	578,355	568,425
Cash flows from investing activities:
Proceeds from the disposition of real estate	116,334	66,962	123,052
Additions to real estate	(795,791)	(842,872)	(553,322)
Principal payments received on mortgages and notes receivable	559	521	486
Other	(1,762)	(2,242)	(2,393)
Net cash used in investing activities	(680,660)	(777,631)	(432,177)

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Proceeds from line of credit payable	$872,500	$688,000	$—
Repayment of line of credit payable	(906,700)	(521,800)	—
Repayment of mortgages payable	(9,947)	(664)	(630)
Proceeds from notes payable	488,380	—	881,172
Repayment of notes payable	—	—	(350,000)
Payment for early extinguishment of debt	—	—	(21,328)
Payment of debt issuance costs	(4,510)	(199)	(17,814)
Proceeds from issuance of common stock	32,328	253,972	4,053
Stock issuance costs	(966)	(3,761)	(325)
Redemption of Series F preferred stock	—	—	(345,000)
Payment of Series F preferred stock dividends	—	—	(14,999)
Payment of common stock dividends	(404,458)	(380,538)	(367,291)
Noncontrolling interest distributions	—	(278)	—
Net cash provided by (used in) financing activities	66,627	34,732	(232,162)
Net decrease in cash, cash equivalents and restricted cash	(1,623)	(164,544)	(95,914)
Cash, cash equivalents and restricted cash at beginning of year(1)	6,778	171,322	267,236
Cash, cash equivalents and restricted cash at end of year(1)	$5,155	$6,778	$171,322
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$148,169	$140,331	$123,376
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$2,471	$2,374	$1,489
Right-of-use asset recorded in connection with lease liability	$6,401	$—	$—
Change in work in progress accrual	$23,103	$4,468	$2,093

(1)
Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Consolidated Balance Sheets. As of December 31, 2023 and 2022, NNN had restricted cash of $3,966,000 and $4,273,000, respectively. NNN did not have restricted cash, including cash held in escrow as of December 31, 2021.

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023, 2022 and 2021

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business. NNN REIT, Inc., a Maryland corporation, formerly known as National Retail Properties, Inc., is a fully integrated real estate investment trust ("REIT") formed in 1984. The term "NNN" or the "Company" refers to NNN REIT, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain of its subsidiaries as taxable REIT subsidiaries ("TRS"). On May 1, 2023, National Retail Properties, Inc. changed its name to NNN REIT, Inc.

NNN's assets primarily include real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property").

December 31, 2023
Property Portfolio:
Total Properties	3,532
Gross leasable area (square feet)	35,966,000
States	49
Weighted average remaining lease term (years)	10.1

NNN's operations are reported within one reportable segment in the consolidated financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties.

Principles of Consolidation. NNN's consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates, including transactions whereby NNN has been determined to be the primary beneficiary in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") guidance included in Topic 810, Consolidation. All significant intercompany account balances and transactions have been eliminated.

NNN consolidates certain joint venture development entities based upon either NNN being the primary beneficiary of the respective variable interest entity or NNN having a controlling interest over the respective entity. NNN records a noncontrolling interest for its non-NNN ownership of consolidated entities.

Real Estate Portfolio. NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest, third-party costs and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. For the years ended December 31, 2023, 2022 and 2021, NNN recorded $4,286,000, $881,000 and $328,000, respectively, in capitalized interest during development.

Purchase Accounting for Acquisition of Real Estate. In accordance with the FASB ASC guidance on business combinations, consideration for the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements and, if applicable, to identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, as applicable, based on their respective fair values.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease and the renewal option terms if it is probable that the tenant will exercise options. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the Company believes that it is likely that the tenant will renew the lease for an option term whereby the Company amortizes the value attributable to the renewal over the renewal period.

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

NNN completed $599,480,000 and $784,165,000 of real estate acquisitions during the year ended December 31, 2023 and 2022, respectively. Additionally, NNN invested $220,230,000 and $63,582,000 of work in progress and improvements during the year ended December 31, 2023 and 2022, respectively.

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

Direct financing method – Properties with leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the Property). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on NNN's net investment in the leases.

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of the novel strain of coronavirus and its variants ("COVID-19"). In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. NNN elected to make this policy election for COVID-19 lease concessions, provided in the rent deferral lease amendments effective during the years ended December 31, 2021 and 2020.

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

When NNN deems the collection of rental income from a tenant not probable, uncollected previously recognized rental revenue and any related accrued rent are reversed as a reduction to rental income and, subsequently, any rental income is only recognized when cash receipts are received. At this point, a tenant is deemed cash basis for accounting purposes. If NNN subsequently deems the collection of rental income is probable, any related accrued rental income or expense is restored.

As a result of the review of lease payments collectability, NNN recorded a write-off of $204,000 of outstanding receivables and related accrued rent during the year ended December 31, 2023, and reclassified certain tenants as cash basis for accounting purposes. During the years ended December 31, 2022 and 2021, no additional tenants were deemed as cash basis for accounting purposes.

The following table summarizes those tenants classified as cash basis for accounting purposes as of December 31:

	2023	2022	2021
Number of tenants	9	8	11
Cash basis tenants as a percent of:
Total Properties	3.5%	5.0%	5.5%
Total annual base rent(1)	5.0%	7.0%	7.0%
Total gross leasable area	4.8%	6.6%	7.3%

(1)	Based on annualized base rent for all leases in place for each respective year.

During the years ended December 31, 2023, 2022 and 2021, NNN recognized $56,229,000, $62,454,000 and $52,129,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting purposes.

During the year ended December 31, 2023, one tenant was reclassified to accrual basis for accounting purposes due to their improved qualitative and/or quantitative credit factors (see "Note 2 – Real Estate").

During the year ended December 31, 2022, three tenants were reclassified to accrual basis for accounting purposes due to their improved qualitative and/or quantitative credit factors. The impact of the reclassification was immaterial.

NNN includes an allowance for doubtful accounts in rental income on the Consolidated Statements of Income and Comprehensive Income.

Right-Of-Use ("ROU") Assets and Operating Lease Liabilities. In accordance with ASC 842, NNN recorded ROU assets and operating lease liabilities as lessee under operating lease.

NNN is a lessee for three ground lease arrangements and for its headquarters office lease. NNN recognized a ROU asset (recorded in other assets on the Consolidated Balance Sheets) and an operating lease liability (recorded in other liabilities on the Consolidated Balance Sheets) for the present value of the minimum lease payments. ROU assets represent NNN's right to use an underlying asset for the lease term and lease liabilities represent NNN's obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. NNN's lease term is based on the non-cancellable base term unless economic incentives make it reasonably certain that an option period to extend the lease will be exercised, in which event NNN includes the options.

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

Real Estate – Held For Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant and Equipment, including management's intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. At December 31, 2023 and 2022, NNN had recorded real estate held for sale of $4,573,000 (one property) and $786,000 (two properties), respectively, in real estate portfolio on the Consolidated Balance Sheets. The two properties classified as held for sale as of December 31, 2022 were sold during the year ended December 31, 2023.

Real Estate Dispositions. When real estate is disposed, the related cost, accumulated depreciation or amortization and any accrued rental income for operating leases and the net investment for direct financing leases are removed from the accounts, and gains and losses from the dispositions are reflected in income. FASB ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets ("ASC 610-20"), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity that transfers a nonfinancial asset in the scope of ASC 610-20 follows a two-step derecognition model to determine whether (and when) to derecognize the asset. NNN determined the key revenue stream impacted by ASC 610-20 is gain on disposition of real estate reported on the Consolidated Statements of Income and Comprehensive Income. In accordance with ASC 610-20, NNN evaluates any separate contracts or performance obligations to determine proper timing and/or amount of revenue recognition, as well as, transfer of control and transaction price allocation in determining the amount of gain or loss to record.

Impairment – Real Estate. NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These indicators include, but are not limited to: changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, properties reclassified as held for sale, persistent vacancies greater than one year, and properties leased to tenants in bankruptcy. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to retail tenants under long-term net leases and primarily held for investment. Generally, NNN's Property leases provide for initial terms of 10 to 20 years, with cash flows provided over the entire term.

Credit Losses on Financial Instruments. FASB ASC Topic 326, Financial Instruments - Credit Losses requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. The guidance requires a lifetime credit loss expected at inception and requires pooling of assets, which share similar risk characteristics. NNN is required to evaluate current economic conditions, as well as, make future expectations of economic conditions. In addition, the measurement of the expected credit loss is over the asset's contractual term.

NNN held mortgages receivable, including accrued interest, of $1,002,000 and $1,530,000 included in other assets on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively, net of $64,000 and $98,000 allowance for credit loss, respectively. NNN measures the allowance for credit loss based on the fair value of the collateral and the historical collectability trend analysis over 15 years.

Cash and Cash Equivalents. NNN considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash accounts maintained on behalf of NNN in demand deposits at commercial banks and money market funds may exceed federally insured levels or may be held in accounts without any federal insurance or any other insurance or guarantee. However, NNN has not experienced any losses in such accounts.

Restricted Cash and Cash Held in Escrow. Restricted cash and cash held in escrow include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN. As of December 31, 2023 and 2022, NNN held $3,966,000 and $4,273,000, respectively, in restricted cash and cash held in escrow.

Debt Costs – Line of Credit Payable. Debt costs incurred in connection with NNN's $1,100,000,000 unsecured revolving line of credit have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN has recorded debt costs associated with the Credit Facility (as defined below) as an asset, in debt costs on the Consolidated Balance Sheets.

Debt Costs – Mortgages Payable. Debt costs incurred in connection with NNN's mortgages were deferred and amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. These costs of $147,000 at December 31, 2022, are included in mortgages payable on the Consolidated Balance Sheets net of accumulated amortization of $142,000. There were no such costs at December 31, 2023.

Debt Costs – Notes Payable. Debt costs incurred in connection with the issuance of NNN's unsecured notes have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. NNN had debt costs of $42,595,000 and $38,145,000 included in notes payable on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively, net of accumulated amortization of $14,343,000 and $11,693,000, respectively.

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

FASB ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets ("ASC 610-20"), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity that transfers a nonfinancial asset in the scope of ASC 610-20 follows a two-step derecognition model to determine whether (and when) to derecognize the asset. NNN determined the key revenue stream impacted by ASC 610-20 is gain on disposition of real estate reported on the Consolidated Statements of Income and Comprehensive Income. In accordance with ASC 610-20, NNN evaluates any separate contracts or performance obligations to determine proper timing and/or amount of revenue recognition, as well as, transfer of control and transaction price allocation in determining the amount of gain or loss to record.

COVID-19 Pandemic. During the years ended December 31, 2021 and 2020, NNN and its tenants were impacted by the COVID-19 pandemic which resulted in the loss of revenue for certain tenants and challenged their ability to pay rent. As a result, NNN entered into rent deferral lease amendments with certain tenants (see "Note 2 – Real Estate").

Earnings Per Share. Earnings per share have been computed pursuant to the FASB guidance included in FASB ASC Topic 260, Earnings Per Share. The guidance requires classification of the Company's unvested restricted share units which contain rights to receive nonforfeitable dividends, as participating securities requiring the two-class method of computing earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method for the years ended December 31 (dollars in thousands):

	2023	2022	2021
Basic and Diluted Earnings:
Net earnings attributable to NNN	$392,340	$334,626	$290,113
Less: Series F preferred stock dividends	—	—	(14,999)
Less: Excess of redemption value over carrying value of preferred shares redeemed	—	—	(10,897)
Net earnings available to common stockholders	392,340	334,626	264,217
Less: Earnings allocated to unvested restricted shares	(609)	(514)	(689)
Net earnings used in basic and diluted earnings per share	$391,731	$334,112	$263,528

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	182,184,038	177,332,094	175,554,961
Less: Unvested restricted shares	(273,077)	(237,918)	(328,070)
Less: Unvested contingent restricted shares	(710,921)	(690,520)	(515,970)
Weighted average number of shares outstanding used in basic earnings per share	181,200,040	176,403,656	174,710,921
Other dilutive securities	489,683	664,209	107,978
Weighted average number of shares outstanding used in diluted earnings per share	181,689,723	177,067,865	174,818,899

Income Taxes. NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations. NNN generally will not be subject to federal income taxes on taxable income it distributes to stockholders, provided it meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2023, NNN believes it has qualified as a REIT. Notwithstanding NNN's qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

NNN may elect to treat certain subsidiaries as TRS pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of NNN which occur within its TRS entities are subject to federal and state or local income taxes. All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NNN's former TRS. The deferred tax asset consists only of net operating loss carryforwards of $3,899,000 from the former TRS that begin to expire in 2026. Management believes it is unlikely that NNN will realize any of the benefits of these deductible differences and has taken a valuation allowance against them. There was no change to the valuation allowance. NNN currently has no TRS entities.

Income taxes are accounted for under the asset and liability method as required by FASB ASC Topic 740, Income Taxes ("ASC 740"). Deferred tax assets and liabilities are recognized for the temporary differences based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the applicable period.

In accordance with ASC 740, NNN has analyzed its various federal and state filing positions. NNN believes that its income tax filing positions and deductions are well documented and supported. Additionally, NNN believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded.

NNN has had no unrecognized tax benefits during any of the years presented. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses. The periods that remain open under federal statute are 2020 through 2023. NNN also files in many states and localities with varying open years under statute.

Fair Value Measurement. NNN's estimates of fair value of financial and non-financial assets and liabilities are based on the framework established in FASB ASC Topic 820, Fair Value Measurement. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

Accumulated Other Comprehensive Income (Loss). The following table outlines the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Gain or Loss on Cash Flow Hedges(1)
Beginning balance, December 31, 2021	$(14,956)

Reclassifications from accumulated other comprehensive income to net earnings	2,374	(2)
Ending balance, December 31, 2022	(12,582)

Reclassifications from accumulated other comprehensive income to net earnings	2,471	(2)
Ending balance, December 31, 2023	$(10,111)

(1)
Additional disclosure is included in Note 5 – Notes Payable and Derivatives.
(2)
Recorded in interest expense on the Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.

New Accounting Pronouncements. ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) contains practical expedients for reference rate reform-related activities, including the transition away from the London Interbank Offered Rate ("LIBOR"), that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In 2021, NNN elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. NNN continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

NNN had no derivative financial instruments outstanding as of December 31, 2023.

In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. For the year ended December 31, 2023, ASU 2022-06 had no impact on NNN's financial position or results of operations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), effective for fiscal years, beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments in this update require public entities to provide enhanced disclosures primarily around segment expenses. On an annual and interim basis entities will disclose significant segment expenses that are regularly provided to the chief operating decision maker and included with each measure of segment profit or loss, an amount for “other segment items” by reportable segment accompanied by a description of its composition, and all annual disclosures about segment profit and loss currently required by Topic 280 to be disclosed in interim periods. While NNN only has one reportable segment, NNN is currently evaluating the potential impact the adoption of ASU 2023-07 will have on its future disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), effective for annual periods beginning after December 15, 2024. The amendments in the update require public business entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold of equal to or greater than five percent of the amount computed by multiplying pretax income by the statutory income tax rate. The amendments also require that entities disclose on an annual basis information about the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid. The amendments eliminate some of the previous required disclosures for all entities relating to estimates of the change in unrecognized tax benefits reasonably possible within 12 months. NNN is currently evaluating the potential impact the adoption of ASU 2023-09 will have on its future disclosures.

Use of Estimates. Additional critical accounting policies of NNN include management's estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities which are required to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant accounting policies include management's estimates of the purchase accounting for acquisition of real estate, the recoverability of the carrying value of long-lived assets and management's evaluation of the probability of outstanding and future lease payment collections. Estimates are sensitive to evaluations by management about current and future expectations of market and economic conditions. Actual results could differ from those estimates.

Note 2 – Real Estate:

Real Estate – Portfolio

Leases. At December 31, 2023, NNN's real estate portfolio has a weighted average remaining lease term of 10.1 years and consisted of 3,551 leases classified as operating leases and an additional four leases accounted for as direct financing leases.

The following is a summary of the general structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. Typically, the Property leases provide for initial terms of 10 to 20 years. The Properties are generally leased under net leases, pursuant to which the tenant typically bears responsibility for substantially all property costs and expenses associated with ongoing maintenance, repair, replacement and operation of the Property, including utilities, real estate taxes and assessments and property and liability insurance. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses of the Property. NNN's leases provide for annual base rental payments (generally payable in monthly installments), and generally provide for limited increases in rent as a result of increases in the Consumer Price Index or fixed increases.

Generally, NNN's leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions provided under the initial lease term, including rent increases. NNN's lease term is based on the non-cancellable base term unless economic incentives make it reasonably certain that an option period to extend the lease will be exercised, in which event NNN includes the renewal options. Some of the leases also provide that in the event NNN wishes to sell the Property subject to that lease, NNN first must offer the lessee the right to purchase the Property on the same terms and conditions as any offer which NNN intends to accept for the sale of the Property.

Real Estate Portfolio. NNN's real estate consisted of the following at December 31 (dollars in thousands):

	2023	2022
Land and improvements (1)	$2,878,400	$2,669,498
Buildings and improvements	7,368,873	6,985,394
Leasehold interests	355	355
	10,247,628	9,655,247
Less accumulated depreciation and amortization	(1,863,451)	(1,660,308)
	8,384,177	7,994,939
Work in progress and improvements	144,068	21,737
Accounted for using the operating method	8,528,245	8,016,676
Accounted for using the direct financing method	3,033	3,352
Classified as held for sale(2)	4,573	786
	$8,535,851	$8,020,814

(1)
Includes $96,464 and $22,356 in land for Properties under construction as of December 31, 2023 and 2022, respectively.
(2)
As of December 31, 2023, one Property was classified as held for sale. The two properties classified as held for sale as of December 31, 2022 were sold during the year ended December 31, 2023.

NNN recognized the following revenues in rental income for the years ended December 31 (dollars in thousands):

	2023	2022	2021
Rental income from operating leases	$805,136	$751,680	$703,865
Earned income from direct financing leases	560	595	623
Percentage rent	1,631	1,541	706
Rental revenues	807,327	753,816	705,194
Real estate expense reimbursement from tenants	18,763	17,802	18,665
	$826,090	$771,618	$723,859

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

During 2021 and 2020, as a result of the COVID-19 pandemic, NNN entered into rent deferral lease amendments with certain tenants in the Property Portfolio, for an aggregate $4,722,000 and $51,723,000 of rent originally due for the years ended December 31, 2021 and 2020, respectively. The rent deferral lease amendments require the deferred rents to be repaid at a later time during the lease term. As of December 31, 2023, an aggregate of approximately 93 percent of deferred rent has been repaid, with $3,124,000, $14,478,000 and $31,776,000 of deferred rent repaid during the years ended December 31, 2023, 2022 and 2021, respectively.

For the years ended December 31, 2023, 2022 and 2021, NNN recognized $7,453,000, ($3,559,000) and ($21,137,000), respectively, of net-straight-line accrued rental income, net of reserves. During the year ended December 31, 2023, one tenant was reclassified to accrual basis for accounting purposes due to their improved qualitative and/or quantitative credit factors, which resulted in an increase of accrued rental income in the amount of $5,573,000.

The following is a schedule of undiscounted cash flows to be received on noncancellable operating leases as of December 31, 2023 (dollars in thousands):

2024	$765,337
2025	744,061
2026	701,437
2027	655,268
2028	604,084
Thereafter	4,286,914
$7,757,101

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents undiscounted cash flows due during the current lease terms. In addition, this table does not include amounts for potential variable rent increases that are based on the Consumer Price Index or future contingent rents which may be received on the leases based on a percentage of the tenant's sales volume.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at December 31 (dollars in thousands):

	2023	2022
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,297	$15,356
Less: accumulated amortization	(12,080)	(11,477)
Above-market in-place leases, net	$3,217	$3,879

In-place leases	$122,802	$124,198
Less: accumulated amortization	(85,332)	(79,675)
In-place leases, net	$37,470	$44,523

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$41,244	$41,371
Less: accumulated amortization	(29,117)	(28,121)
Below-market in-place leases, net	$12,127	$13,250

The amounts amortized as a net increase to rental income for capitalized above-market and below-market leases for the years ended December 31, 2023, 2022 and 2021 were $430,000, $510,000 and $710,000, respectively. The value of in-place leases amortized to expense for the years ended December 31, 2023, 2022 and 2021 was $6,793,000, $7,132,000 and $7,687,000, respectively.

The following is a schedule of the amortization of acquired above-market and below-market in-place lease intangibles and the amortization of the in-place lease intangibles as of December 31, 2023 (dollars in thousands):

	Above-Market and Below- Market In-Place Lease Intangibles(1)	In-Place Lease Intangibles(2)
2024	$451	$6,139
2025	437	5,421
2026	448	4,835
2027	468	4,010
2028	642	3,566
Thereafter	6,464	13,499
	$8,910	$37,470

Weighted average amortization period (years)	16.3	8.5

(1)
Recorded as a net increase to rental income over the life of the lease.
(2)
Amortized as an increase to amortization expense.

Real Estate – Dispositions

The following table summarizes the properties sold and the corresponding gain recognized on the disposition of properties for the years ended December 31 (dollars in thousands):

	2023		2022		2021
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	45	$47,485	33	$17,443	74	$23,094

Real Estate – Commitments

As of December 31, 2023, NNN has committed to fund construction of 53 Properties. The improvements of such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at December 31, 2023, are outlined in the table below (dollars in thousands):

Total commitment(1)	$379,674
Less amount funded	(240,532)
Remaining commitment	$139,142

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	2023	2022	2021
Total real estate impairments, net of recoveries	$5,990	$8,309	$21,957
Number of Properties:
Vacant	11	9	30
Occupied	3	7	12

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
Note 3 – Line of Credit Payable:

NNN's $1,100,000,000 revolving credit facility (the "Credit Facility") had a weighted average outstanding balance of $169,620,000 and a weighted average interest rate of 5.86% during the year ended December 31, 2023. In December 2022, NNN entered into an amendment to the Credit Facility, to change the base interest rate from the London Interbank Offer Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Consolidated Balance Sheet. As of December 31, 2023, there was $132,000,000 outstanding and $968,000,000 available for future borrowings under the Credit Facility.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment and dividend limitations. At December 31, 2023, NNN was in compliance with each of the Credit Facility financial covenants.

Note 4 – Mortgages Payable:

As of December 31, 2022, NNN had mortgages payable, including unamortized premium and net of unamortized debt costs, of $9,964,000. The mortgages payable had an interest rate of 5.23% and matured July 2023. The loan was secured by a first lien on five of the Properties and the carrying value of the assets was $18,485,000 as of December 31, 2022. In April 2023, NNN repaid the remaining mortgages payable principal balance of $9,774,000.

Note 5 – Notes Payable and Derivatives:

Each of NNN's outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(1)	Net Price	Stated Rate	Effective Rate(2)	Maturity Date
2024(3)	May 2014	$350,000	$707	$349,293	3.900%	3.924%	June 2024(4)(5)
2025(3)	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025(4)
2026(3)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026(4)
2027(3)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027(4)
2028(3)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028(4)
2030(3)	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030
2033	August 2023	500,000	11,620	488,380	5.600%	5.905%	October 2033
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052(3)	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052

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
(4)
The aggregate principal balance of the unsecured note maturities for the next five years is $1,900,000.
(5)
NNN plans to use proceeds from the Credit Facility and/or potential debt or equity offerings to repay the outstanding debt.

Each series of the notes represents senior, unsecured obligations of NNN and is subordinated to all secured debt of NNN. NNN may redeem each series of notes in whole or in part at any time prior to the par call date for the notes at the redemption price as set forth in the applicable supplemental indenture relating to the notes; provided, however, that if NNN redeems the notes on or after the par call date, the redemption price will equal 100 percent of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

In March 2021, NNN redeemed the $350,000,000 3.300% notes payable that were due in April 2023. The notes were redeemed at a price equal to 100 percent of the principal amount, plus (i) a make-whole amount of $21,328,000, and (ii) all accrued and unpaid interest.

In accordance with the terms of the indentures, pursuant to which NNN's notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2023, NNN was in compliance with each of the financial covenants.

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

NNN's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, NNN primarily uses treasury locks, forward starting swaps and interest rate swaps as part of its cash flow hedging strategy. Treasury locks and forward starting swaps are used to hedge forecasted debt issuances. Treasury locks designated as cash flow hedges lock in the yield/price of a treasury security. Forward starting swaps also lock the associated swap spread. Interest rate swaps designated as cash flow hedges are used to hedge the variable cash flows associated with floating rate debt and involve the receipt or payment of variable rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.

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

As of December 31, 2023, $10,111,000 remains in accumulated other comprehensive income (loss) related to NNN's previously terminated interest rate hedges. During the years ended December 31, 2023, 2022 and 2021, NNN reclassified $2,471,000, $2,374,000 and $3,073,000, respectively, out of accumulated other comprehensive income (loss) as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $2,152,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN's long-term debt.

NNN does not use derivatives for trading or speculative purposes. NNN had no derivative financial instruments outstanding at December 31, 2023.

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

NNN declared and paid $1.086944 per share ($14,999,000) to stockholders for NNN's Series F Preferred Stock during the year ended December 31, 2021.

NNN's authorized capital stock includes 15,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2023 and 2022, NNN had no shares of preferred stock issued and outstanding.

Note 7 – Common Stock:

Universal Shelf Registration Statement. In August 2023, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which became automatically effective (“Universal Shelf”). The Universal Shelf permits the issuance by NNN of an indeterminate amount of debt and equity securities, including preferred stock, depositary shares, common stock, stock purchase contracts, rights, warrants and units. NNN may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplements, or other offering materials, at the time of any offering.

At-The-Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's ATM:

	2023 ATM	2020 ATM
Shelf registration statement:
Effective date	August 2023	August 2020
Termination date	August 2026	August 2023
Total allowable shares	17,500,000	17,500,000
Total shares issued as of December 31, 2023	—	7,722,511

The following table outlines the common stock issuances pursuant to NNN's ATM for the years ended December 31 (dollars in thousands, except per share data):

	2023	2022	2021
Shares of common stock	650,135	5,473,072	30,000
Average price per share (net)	$43.52	$45.15	$33.65
Net proceeds	$28,292	$247,129	$1,009
Stock issuance costs(1)	$858	$3,761	$224
(1)
Stock issuance costs consist primarily of underwriters' and agent's fees and commissions, and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2021, NNN filed a shelf registration statement with the Commission, which is effective for a term of three years, for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 6,000,000 shares of common stock. The following outlines the common stock issuances pursuant to NNN's DRIP for the years ended December 31 (dollars in thousands):

	2023	2022	2021
Shares of common stock	76,229	70,342	62,577
Net proceeds	$3,082	$3,082	$2,744

Dividends. The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2023	2022	2021
Dividends	$404,458	$380,538	$367,291
Per share	2.230	2.160	2.100

On January 16, 2024, NNN declared a dividend of $0.5650 per share, payable February 15, 2024, to its common stockholders of record as of January 31, 2024.

Note 8 – Employee Benefit Plan:

Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering all of the eligible associates of NNN. The Retirement Plan permits participants to defer a portion of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN generally matches 75 percent of the first four percent and 50 percent of the next five percent of a participant's contributions. Additionally, NNN may make discretionary contributions. NNN recorded contributions to the Retirement Plan of $734,000, $590,000 and $576,000, for the years ended December 31, 2023, 2022 and 2021 respectively.

Note 9 – Performance Incentive Plan:

In August 2023, NNN filed a registration statement on Form S-8 with the Commission which amended NNN's 2017 Performance Incentive Plan to increase the maximum aggregate share issuance from 1,800,000 to 4,800,000 shares of common stock and certain other limits under the plan (the plan as amended, the “2017 Plan”). The 2017 Plan allows NNN to award or grant to key associates, directors and persons performing consulting or advisory services for NNN or its affiliates, stock options, phantom stock awards, Stock Awards, Restricted Stock Awards, Stock Appreciation Rights and Performance Awards, each as defined in the 2017 Plan.

There were no stock options outstanding or exercisable at December 31, 2023.

Pursuant to the 2017 Plan, NNN has granted and issued shares of restricted stock to certain officers and key associates of NNN. The following summarizes the restricted stock activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	991,201	$46.06
Restricted shares granted	335,278	46.29
Restricted shares vested	(228,394)	52.09
Restricted shares forfeited	(59,961)	56.20
Non-vested restricted shares, December 31	1,038,124	44.23

Compensation expense for the restricted stock which is not contingent upon NNN's performance goals is determined based upon the fair value at the date of grant and is recognized as the greater of the amount amortized over a straight-lined basis or the amount vested over the vesting periods. Vesting periods for officers and key associates of NNN range from three to five years and generally vest annually. NNN recognizes compensation expense on a straight-line basis for awards with only service conditions.

During the year ended December 31, 2023, NNN granted 204,094 performance-based shares subject to its total stockholder return after a three-year period relative to its peers. In accordance with FASB ASC Topic 718, Compensation - Stock Compensation ("ASC 718"), the fair value of these shares was determined using a Monte Carlo simulation model at the grant date (for a weighted average fair value share price of $29.65). The performance-based shares were granted to certain executive officers and had a weighted average grant price of $46.70 per share. Once the respective performance criteria are met and the number of shares earned is determined, the shares vest immediately. Compensation expense is recognized over the requisite service period.

The following summarizes other grants made during the year ended December 31, 2023, pursuant to the 2017 Plan.

	Number of Shares	Weighted Average Share Price
Other share grants under the 2017 Plan:
Directors’ fees	12,344	$41.42
Deferred directors’ fees	21,056	41.51
	33,400	41.48
Shares available under the 2017 Plan for grant, end of period	4,761,552

The total compensation expense for share-based payments for the years ended December 31, 2023, 2022 and 2021 totaled $12,228,000, $15,449,000 and $14,296,000, respectively. At December 31, 2023, NNN had $12,150,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2017 Plan. This cost is expected to be recognized over a weighted average period of 2.2 years.

Note 10 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believed that the carrying value of its mortgages payable at December 31, 2022, approximate fair value based upon current market prices of comparable instruments (Level 3). NNN had no mortgages payable outstanding at December 31, 2023. At December 31, 2023 and 2022, the fair value of NNN's notes payable excluding unamortized discount and debt costs, were $3,801,367,000 and $3,140,774,000, respectively, based upon quoted market prices as of the close of the year, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 11 – Segment Information:

For the years ended December 31, 2023, 2022 and 2021, NNN's operations are reported within one reportable segment in the consolidated financial statements and all properties are part of the Properties or Property Portfolio.

Note 12 – Major Tenants:

As of December 31, 2023, NNN had no tenants that accounted for ten percent or more of its rental income.

Note 13 – Commitments and Contingencies:

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting

NNN carried out an assessment as of December 31, 2023, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer ("NNN's Chief Officers"). Rules adopted by the Commission require NNN to present the conclusions of NNN's Chief Officers about the effectiveness of NNN's disclosure controls and procedures and the conclusions of NNN's management about the effectiveness of NNN's internal control over financial reporting as of the end of the period covered by this annual report.

CEO and CFO Certifications. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of NNN's Chief Executive Officer and Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that stockholders are currently reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting. Disclosure controls and procedures are designed with the objective of providing reasonable assurance that information required to be disclosed in NNN's reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures are also designed with the objective of providing reasonable assurance that such information is accumulated and communicated to NNN's management, including NNN's Chief Officers, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, NNN's Chief Officers, and affected by NNN's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of NNN's assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that NNN's receipts and expenditures are being made in accordance with authorizations of management or the Board of Directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of NNN's assets that could have a material adverse effect on NNN's financial statements.

Scope of the Assessments. The assessment by NNN's Chief Officers of NNN's disclosure controls and procedures and the assessment by NNN's management, including NNN's Chief Officers, of NNN's internal control over financial reporting included a review of procedures and discussions with NNN's management and others at NNN. In the course of the assessments, NNN sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.

NNN's internal control over financial reporting is also assessed on an ongoing basis by personnel in NNN's Accounting department and by NNN's internal auditors in connection with their internal audit activities. The overall goals of these various assessment activities are to monitor NNN's disclosure controls and procedures and NNN's internal control over financial reporting and to make modifications as necessary. NNN's intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including with improvements and corrections) as conditions warrant. Management also sought to deal with other control matters in the assessment, and in each case if a problem was identified, management considered what revision, improvement and/or correction was necessary to be made in accordance with NNN's on-going procedures. The assessments of NNN's disclosure controls and procedures and NNN's internal control over financial reporting is done on a quarterly basis so that the conclusions concerning effectiveness of those controls can be reported in NNN's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Assessment of Effectiveness of Disclosure Controls and Procedures

Based upon the assessments, NNN's Chief Officers have concluded that, as of December 31, 2023, NNN's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management, including NNN's Chief Officers, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework to assess the effectiveness of NNN's internal control over financial reporting. Based upon the assessments, NNN's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, NNN's internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Ernst & Young LLP, NNN's independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and in connection therewith has issued an attestation report on NNN's effectiveness of internal control over financial reporting as of December 31, 2023, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2023, there were no changes in NNN's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, NNN's internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management, including NNN's Chief Officers, do not expect that NNN's disclosure controls and procedures or NNN's internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within NNN have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the sections thereof captioned “Proposal I: Election of Directors – Nominees,” “Proposal I: Election of Directors – Executive Officers,” “Proposal I: Election of Directors – Code of Business Conduct, Insider Trading Policy and Anti-Corruption Policy” and “Security Ownership,” and such information in such sections is incorporated herein by reference.

Item 11. Executive Compensation

Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the sections thereof captioned “Proposal I: Election of Directors – Director Compensation,” “Executive Compensation” and “Compensation Committee Report,” and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the sections thereof captioned "Executive Compensation – Long-Term Incentive Compensation" and “Security Ownership,” and such information is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the section thereof captioned “Audit Committee Report” and “Proposal III: Ratification of Ernst & Young LLP as the Independent Registered Public Accounting Firm,” and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)		The following documents are filed with the Securities and Exchange Commission ("Commission") as part of this report.

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	45

		Consolidated Balance Sheets as of December 31, 2023 and 2022	50

		Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022, and 2021	51

		Consolidated Statements of Equity for the years ended December 31, 2023, 2022, and 2021	53

		Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	56

		Notes to Consolidated Financial Statements	58

	(2)	Financial Statement Schedules

		Schedule III – Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2023	F-1

		Schedule IV – Mortgage Loans on Real Estate as of December 31, 2023	F-4

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

3.1

First Amended and Restated Articles of Incorporation of the Registrant, as amended through the Second Amendment, dated May 1, 2023 (filed on April 27, 2023 as Exhibit 3.1 to the Registrant's Current Report on Form 8-K).

3.2

Third Amended and Restated Bylaws of the Registrant, as amended through the Fifth Amendment to Bylaws, dated May 1, 2023 (filed on April 27, 2023 as Exhibit 3.2 to the Registrant's Current Report on Form 8-K).

4	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Description of Registrant's Securities (filed on February 11, 2020 as Exhibit 4.22 to the Registrant's Annual Report on Form 10-K).

	4.2	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement No. 1-11290 on Form 8-B filed).

4.3

Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed on February 28, 2006 as Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-132095)).

4.4

Form of Thirteenth Supplemental Indenture between the Registrant and U.S. Bank National Association relating to 3.900% Notes due 2024 (filed on May 14, 2014 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.5	Form of 3.900% Notes due 2024 (filed on May 14, 2014 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.6

Form of Fourteenth Supplemental Indenture between the Registrant, Inc. and U.S. Bank National Association relating to 4.000% Notes due 2025 (filed on October 26, 2015 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.7	Form of 4.000% Notes due 2025 (filed on October 26, 2015 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.8

Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed on October 11, 2016 as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A).

4.9

Form of Fifteenth Supplemental Indenture between the Registrant, Inc. and U.S. Bank National Association relating to 3.60% Notes due 2026 (filed on December 12, 2016 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.10	Form of 3.60% Notes due 2026 (filed on December 12, 2016 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.11

Form of Sixteenth Supplemental Indenture between the Registrant, Inc. and U.S. Bank National Association relating to 3.50% Notes due 2027 (filed on September 19, 2017 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.12	Form of 3.50% Notes due 2027 (filed on September 19, 2017 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.13

Form of Seventeenth Supplemental Indenture between the Registrant, Inc. and U.S. Bank National Association relating to 4.300% Notes due 2028 and 4.800% Notes due 2048 (filed on September 27, 2018 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.14	Form of 4.300% Notes due 2028 (filed on September 27, 2018 Exhibit 4.2 to Registrant's Current Report on Form 8-K).

	4.15	Form of 4.800% Notes due 2048 (filed on September 27, 2018 as Exhibit 4.3 to Registrant's Current Report on Form 8-K).

4.16

Form of Eighteenth Supplemental Indenture between the Registrant, Inc. and U.S. Bank National Association relating to 2.500% Notes due 2030 and 3.100% Notes due 2050 (filed on March 3, 2020 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.17	Form of 2.500% Notes due 2030 (filed on March 3, 2020 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.18	Form of 3.100% Notes due 2050 (filed on March 3, 2020 as Exhibit 4.3 on March 3, 2020 to Registrant's Current Report on Form 8-K).

4.19

Form of Nineteenth Supplemental Indenture between the Registrant, Inc. and U.S. Bank National Association relating to 3.500% Notes due 2051 (filed on March 10, 2021 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.20	Form of 3.500% Notes due 2051 (filed on March 10, 2021 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.21

Form of Twentieth Supplemental Indenture between the Registrant, Inc. and U.S. Bank National Association relating 3.000% Notes due 2052 (filed on September 24, 2021 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.22	Form of 3.000% Notes due 2052 (filed on September 24, 2021 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.23

Form of Twenty-first Supplemental Indenture between the Registrant and U.S. Bank Trust Company, National Association relating to 5.600% Notes due 2033 (filed on August 15, 2023 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.24	Form of 5.600% Notes due 2033 (filed on August 15, 2023 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

10	Material Contracts

10.1*

Amended and Restated Employment Agreement, dated as of September 29, 2016, between the Registrant and Julian Whitehurst (filed on September 30, 2016 as Exhibit 10.2 to the Registrant's Current Report on Form 8-K).

	10.2*	Retirement and Transition Agreement, dated January 19, 2022, between the Registrant and Julian E. Whitehurst (filed on January 21, 2022 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

	10.3*	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed on December 3, 2008 as Exhibit 10.3 to the Registrant's Current Report on Form 8-K).

10.4*

Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Kevin B. Habicht (filed on February 24, 2011 as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K).

10.5*	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed on December 3, 2008 as Exhibit 10.4 to the Registrant's Current Report on Form 8-K).

10.6*

Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Christopher P. Tessitore (filed on February 24, 2011 as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K).

10.7*

Retirement and Transition Agreement, dated November 21, 2023, between Registrant and Christopher P. Tessitore (filed on November 21, 2023 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.8*	Employment Agreement dated as of January 2, 2014, between the Registrant and Stephen A. Horn, Jr. (filed on February 19, 2014 as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K).

10.9*	Employment Letter, dated as of January 19, 2022, between the Registrant and Stephen A. Horn, Jr. (filed on January 21, 2022 as Exhibit 10.2 to the Registrant's Current Report on Form 8-K).

10.10*	Employment Agreement dated as of February 15, 2018 between the Registrant and Michelle L. Miller (filed on February 9, 2023 as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K).

10.11*	Employment Letter, dated August 14, 2023, between the Registrant and Jonathan A. Adamo (filed on November 1, 2023 as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q).

10.12*	Employment Letter, dated November 30, 2023, between the Registrant and Gina M. Steffens Lubno (filed herewith).

10.13*

Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed on June 12, 2009 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated).

10.14*	2017 Performance Incentive Plan (filed on March 29, 2017 as Annex A to the Registrant's 2017 Annual Proxy Statement on Schedule 14A).

10.15*	Amendment No. 1 to the Registrant's 2017 Performance Incentive Plan (filed on March 23, 2023 as Annex A to the Registrant's 2023 Annual Proxy Statement on Schedule 14A).

10.16*	Amended and Restated Deferred Fee Plan for Directors, dated as of August 16, 2018 (filed on November 1, 2018 as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q).

10.17*	Form of Restricted Award Agreement - Performance between Registrant and the Participant of Registrant (filed on May 4, 2012 as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q).

10.18*	Form of Restricted Award Agreement - Service between Registrant and the Participant of Registrant (filed on May 4, 2012 as Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q).

10.19*	Form of Restricted Award Agreement - Special Grant between Registrant and the Participant of Registrant (filed on May 4, 2012 as Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q).

10.20*	Form of Restricted Award Agreement - Performance between Registrant and the Participant of Registrant (filed on May 2, 2016 as exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q).

10.21*

Form of Restricted Award Agreement - Service - Non-Executives between Registrant and the Participant of Registrant (filed on May 2, 2016 as exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q).

10.22*	Form of Restricted Award Agreement - Service between Registrant and the Participant of Registrant (filed on May 2, 2016 as exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q).

10.23

Second Amended and Restated Credit Agreement, dated June 23, 2021, by and among the Registrant, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (filed on June 25, 2021 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.24

First Amendment to Second Amended and Restated Credit Agreement, dated December 16, 2022, by and among the Registrant, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (filed on December 19, 2022 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.25	NNN REIT, Inc. Executive Severance and Change of Control Plan (filed on January 21, 2022 as Exhibit 10.3 to the Registrant's Current Report on Form 8-K).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm

	23.1	Ernst & Young LLP dated February 8, 2024 (filed herewith).

24	Power of Attorney (included on signature page).

31	Section 302 Certifications**

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Section 906 Certifications**
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97	Policy Relating to Recovery of Erroneously Awarded Compensation

	97.1	Incentive-based Compensation Recoupment Policy (filed herewith).

99	Additional Exhibits
	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101	Interactive Data File

101.1

The following materials from NNN REIT, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of February 2024.

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

Signature	Title	Date

/s/ Stephen A. Horn, Jr.	Chief Executive Officer, President and Director	February 8, 2024
Stephen A. Horn, Jr.

/s/ Steven D. Cosler	Chairman of the Board	February 8, 2024
Steven D. Cosler

/s/ Pamela K. M. Beall	Director	February 8, 2024
Pamela K. M. Beall

/s/ David M. Fick	Director	February 8, 2024
David M. Fick

/s/ Edward J. Fritsch	Director	February 8, 2024
Edward J. Fritsch

/s/ Elizabeth C. Gulacsy	Director	February 8, 2024
Elizabeth C. Gulacsy

/s/ Betsy D. Holden	Director	February 8, 2024
Betsy D. Holden

/s/ Kamau O. Witherspoon	Director	February 8, 2024
Kamau O. Witherspoon

/s/ Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial Officer), Executive Vice President, Assistant Secretary and Treasurer	February 8, 2024
Kevin B. Habicht

/s/ Michelle L. Miller	Chief Accounting and Technology Officer (Principal Accounting Officer) and Executive Vice President	February 8, 2024
Michelle L. Miller

NNN REIT, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2023

(dollars in thousands)

			Initial Costs to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (c)
State	# of Properties	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation & Amortization (b)	Year of Construction (e)	Year Acquired	Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
Alabama	151	$—	$74,306	$169,770	$48,355	$—	$74,019	$218,125	$292,144	$56,866	1960 - 2023	2001 - 2023	15 - 40
Alaska	5	—	1,943	3,694	140	—	1,943	3,834	5,777	1,954	1971 - 2003	1996 - 2014	20 - 40
Arizona	80	—	114,307	136,021	110,806	—	114,307	246,827	361,134	42,727	1974 - 2024	1998 - 2023	10 - 40
Arkansas	72	—	34,550	100,158	20,297	—	34,550	120,454	155,004	21,215	1969 - 2023	1998 - 2023	20 - 40
California	76	—	146,790	221,594	37,580	—	145,773	251,337	397,110	66,134	1945 - 2018	1997 - 2022	20 - 40
Colorado	44	—	70,215	93,429	38,902	—	70,215	132,331	202,546	31,851	1969 - 2024	1994 - 2023	20 - 40
Connecticut	11	—	9,068	32,950	601	—	9,068	33,551	42,619	11,405	1929 - 2003	2006 - 2022	20 - 30
Delaware	1	—	2,994	6,062	516	—	2,994	6,578	9,572	4,436	1994 - 1994	1994 - 1994	40 - 40
District of Columbia	1	—	624	578	—	—	624	578	1,202	272	1983 - 1983	2005 - 2005	40 - 40
Florida	278	—	308,199	480,716	148,694	—	308,199	629,410	937,609	139,675	1939 - 2024	1985 - 2023	5 - 40
Georgia	172	—	139,622	293,455	68,359	—	139,622	361,813	501,435	87,153	1964 - 2024	1996 - 2023	10 - 40
Hawaii	1	—	775	1,308	—	—	775	1,308	2,083	38	1971 - 1971	2023 - 2023	30 - 30
Idaho	11	—	7,593	10,197	8,331	—	7,593	18,529	26,122	5,431	1979 - 2017	2006 - 2022	20 - 40
Illinois	169	—	137,917	311,801	69,061	—	137,917	380,683	518,600	102,942	1924 - 2024	1995 - 2023	15 - 40
Indiana	149	—	99,199	202,241	82,008	—	99,199	284,249	383,448	80,989	1965 - 2023	2001 - 2023	15 - 40
Iowa	28	—	22,527	37,962	26,585	—	22,527	64,547	87,074	18,585	1964 - 2023	2005 - 2022	10 - 40
Kansas	39	—	19,541	53,896	9,776	—	19,541	63,672	83,213	11,900	1946 - 2019	1997 - 2023	15 - 40
Kentucky	59	—	41,426	100,341	13,235	—	41,426	113,576	155,002	31,137	1974 - 2022	2005 - 2023	25 - 40
Louisiana	52	—	36,107	92,862	37,942	—	36,107	130,803	166,910	26,248	1970 - 2023	1996 - 2023	15 - 40
Maine	16	—	4,939	21,594	—	—	4,939	21,594	26,533	5,181	1915 - 2002	1996 - 2023	10 - 40
Maryland	50	—	62,149	125,927	3,006	—	62,149	128,933	191,082	42,509	1946 - 2017	1996 - 2019	20 - 40
Massachusetts	23	—	32,790	92,506	—	—	32,790	92,506	125,296	20,034	1956 - 2017	2006 - 2023	20 - 40
Michigan	98	—	63,762	222,563	56,376	—	63,762	278,586	342,348	42,877	1963 - 2024	1996 - 2023	20 - 40
Minnesota	30	—	22,436	40,002	4,143	—	22,436	44,145	66,581	14,291	1950 - 2023	2005 - 2023	10 - 40
Mississippi	63	—	29,466	100,855	12,422	—	29,466	113,277	142,743	15,064	1959 - 2017	2006 - 2023	15 - 40
Missouri	106	—	66,992	131,180	71,973	—	66,992	203,153	270,145	45,734	1920 - 2023	1992 - 2023	15 - 40
Montana	26	—	4,102	11,865	2,654	—	4,102	14,518	18,620	5,335	1937 - 2016	2010 - 2016	20 - 40
Nebraska	7	—	6,055	3,920	5,033	—	6,055	8,953	15,008	2,076	1973 - 2016	2005 - 2023	20 - 40
Nevada	16	—	12,041	27,181	3,585	—	12,041	30,766	42,807	5,545	1961 - 2023	2012 - 2023	25 - 40
New Hampshire	10	—	11,299	39,056	—	—	11,299	39,056	50,355	9,040	1980 - 2004	2011 - 2022	25 - 30
New Jersey	32	—	51,974	203,062	3,079	—	51,974	206,142	258,116	54,729	1948 - 2020	1996 - 2023	25 - 40
New Mexico	32	—	21,857	76,847	21,795	—	21,857	98,642	120,499	17,481	1955 - 2019	2001 - 2022	25 - 40
New York	46	—	34,852	69,703	27,581	—	34,852	93,941	128,793	18,775	1925 - 2020	1997 - 2023	20 - 40
North Carolina	160	—	123,282	258,620	34,535	—	123,282	293,155	416,437	82,843	1906 - 2023	2004 - 2023	5 - 40

NNN REIT, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)

December 31, 2023

(dollars in thousands)

			Initial Costs to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (c)
State	# of Properties	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation & Amortization (b)	Year of Construction (e)	Year Acquired	Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
North Dakota	4	—	411	1,606	—	—	411	1,606	2,017	901	1974 - 1999	1997 - 2011	25 - 40
Ohio	195	—	126,843	306,911	75,926	—	126,843	382,644	509,487	107,518	1910 - 2024	1992 - 2023	15 - 40
Oklahoma	88	—	43,185	107,069	26,775	—	43,185	133,844	177,029	31,169	1964 - 2018	1996 - 2023	15 - 40
Oregon	9	—	6,606	10,216	1,000	—	6,606	11,216	17,822	3,583	1968 - 2008	1998 - 2023	20 - 40
Pennsylvania	88	—	70,977	130,067	48,434	—	70,792	177,453	248,245	46,607	1953 - 2023	1997 - 2023	15 - 40
Puerto Rico	1	—	1,729	—	2,732	—	1,729	2,131	3,860	912	1998 - 1998	2007 - 2007	33 - 33
Rhode Island	6	—	3,497	10,325	—	—	3,497	10,325	13,822	2,120	1938 - 2004	2016 - 2023	25 - 30
South Carolina	78	—	59,725	117,568	14,730	—	59,725	132,297	192,022	33,790	1921 - 2024	2005 - 2023	10 - 40
South Dakota	3	—	1,942	4,447	1,033	—	1,942	5,479	7,421	1,691	1985 - 2024	2012 - 2023	30 - 35
Tennessee	153	—	100,796	228,388	59,501	—	100,796	287,890	388,686	64,345	1958 - 2024	1996 - 2023	5 - 40
Texas	549	—	459,861	987,841	214,096	—	459,861	1,201,477	1,661,338	326,132	1890 - 2024	1993 - 2023	15 - 40
Utah	14	—	13,108	19,681	13,239	—	13,108	32,921	46,029	7,670	1951 - 2016	2006 - 2022	20 - 40
Virginia	118	—	103,159	179,224	47,340	—	102,049	225,606	327,655	65,704	1964 - 2024	1995 - 2023	5 - 40
Washington	27	—	22,568	34,547	15,894	—	22,568	50,441	73,009	17,435	1955 - 2017	1997 - 2019	20 - 40
West Virginia	24	—	14,442	28,027	1,385	—	14,442	29,413	43,855	7,312	1970 - 2021	2006 - 2023	25 - 40
Wisconsin	55	—	36,359	77,233	22,611	—	36,359	99,844	136,203	23,562	1940 - 2024	2006 - 2023	20 - 40
Wyoming	6	—	1,150	3,815	—	—	1,150	3,815	4,965	1,691	1949 - 2001	2010 - 2012	20 - 30
	3,532	$—	$2,882,057	$6,020,881	$1,512,066	$—	$2,879,458	$7,517,974	$10,397,432	$1,864,614

NNN REIT, INC. AND SUBSIDIARIES

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2023

(dollars in thousands)

(a) The following is a reconciliation of the real estate portfolio accounted for using the operating method, including real estate held for sale for the years ended December 31:

	2023	2022	2021

Beginning balance, January 1	$9,678,127	$8,917,586	$8,534,275
Acquisitions and dollars invested in projects under construction or tenant improvements	820,238	846,331	551,287
Dispositions	(94,943)	(77,481)	(146,019)
Impairment losses	(5,990)	(8,309)	(21,957)
Ending balance, December 31	$10,397,432	$9,678,127	$8,917,586

(b) The following is a reconciliation of accumulated depreciation and amortization for the years ended December 31:

	2023	2022	2021
Beginning balance, January 1	$1,660,665	$1,471,393	$1,319,943
Dispositions	(26,236)	(25,757)	(44,509)
Depreciation and amortization expense	230,185	215,029	195,959
Ending balance, December 31	$1,864,614	$1,660,665	$1,471,393

(c) For financial reporting purposes, leases recorded as a direct financing lease are excluded from the real estate gross amounts at the close of the period and depreciation is not applicable. As of December 31, 2023, the net investment in real estate accounted for under the direct financing method was $3,033.

(d) As of December 31, 2023, the aggregate cost of the properties owned by NNN for federal tax purposes was approximately $10,277,935 (unaudited).

(e) As of December 31, 2023, NNN has committed to fund the construction of certain properties, which is estimated to be completed within 12 to 18 months. The year of construction represents the anticipated completion date.

See accompanying report of independent registered public accounting firm.

NNN REIT, INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2023

(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages		Carrying Amount of Mortgages(c)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:
2 properties in VA	7.000%	3/1/2025	(b)	—	$3,000	(d)	$996		$—
					$3,000		$996	(a)	$—

(a)
The following shows the changes in the carrying amounts of mortgage loans during the years ended December 31:

	2023	2022	2021
Beginning balance, January 1	$1,521	$2,011	$2,468
New mortgage loans	—	—	—
Deductions during the year:
Collections of principal	(559)	(521)	(486)
Other: credit (losses) recoveries(e)	34	31	29
Foreclosures	—	—	—
Ending balance, December 31	$996	$1,521	$2,011

(b)
Principal and interest is payable at varying amounts over the life of the loan.
(c)
Mortgages held by NNN and its subsidiaries for federal income tax purposes for the year ended December 31, 2023, 2022 and 2021 were $1,002, $1,530 and $2,011, respectively.
(d)
Mortgages totaling $3,000 were accepted in connection with real estate transactions for the year ended December 31, 2020.
(e)
In accordance with FASB ASC Topic 326, Financial Instruments - Credit Losses, NNN recorded an allowance for an estimated expected lifetime credit loss on its mortgage receivables based on the fair value of the collateral and the historical collectability trend analysis over 15 years.

See accompanying report of independent registered public accounting firm.