Form 10-Q
period 2024-03-31
NNN REIT, INC.
filed 2024-05-01
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, the registrant had 183,349,467 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Real estate portfolio, net of accumulated depreciation and amortization	$8,586,856	$8,535,851
Cash and cash equivalents	1,128	1,189
Restricted cash and cash held in escrow	—	3,966
Receivables, net of allowance of $717 and $669, respectively	3,569	3,649
Accrued rental income, net of allowance of $4,153 and $4,168, respectively	34,404	34,611
Debt costs, net of accumulated amortization of $24,525 and $23,952, respectively	2,723	3,243
Other assets	77,062	79,459
Total assets	$8,705,742	$8,661,968
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$116,200	$132,000
Notes payable, net of unamortized discount and unamortized debt costs	4,229,933	4,228,544
Accrued interest payable	75,487	34,374
Other liabilities	109,264	109,593
Total liabilities	4,530,884	4,504,511

Equity:
Stockholders' equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 183,350,322 and 182,474,770 shares issued and outstanding, respectively	1,835	1,826
Capital in excess of par value	4,996,698	4,971,625
Accumulated deficit	(814,196)	(805,883)
Accumulated other comprehensive income (loss)	(9,479)	(10,111)
Total equity	4,174,858	4,157,457
Total liabilities and equity	$8,705,742	$8,661,968

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2024	2023
Revenues:
Rental income	$214,825	$203,630
Interest and other income from real estate transactions	582	478
	215,407	204,108
Operating expenses:
General and administrative	12,584	12,251
Real estate	7,154	6,846
Depreciation and amortization	60,615	59,148
Leasing transaction costs	33	75
Impairment losses – real estate, net of recoveries	1,204	2,640
Executive retirement costs	317	423
	81,907	81,383
Gain on disposition of real estate	4,821	6,300
Earnings from operations	138,321	129,025
Other expenses (revenues):
Interest and other income	(119)	(33)
Interest expense	44,069	38,891
	43,950	38,858
Net earnings	$94,371	$90,167
Net earnings per share:
Basic	$0.52	$0.50
Diluted	$0.52	$0.50
Weighted average shares outstanding:
Basic	181,794,208	180,845,503
Diluted	182,212,897	181,434,345
Other comprehensive income:
Net earnings	$94,371	$90,167
Amortization of interest rate hedges	632	607
Total comprehensive income	$95,003	$90,774

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Quarter Ended March 31, 2024

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2023	$1,826	$4,971,625	$(805,883)	$(10,111)	$4,157,457
Net earnings	—	—	94,371	—	94,371
Dividends declared and paid:
$0.5650 per share of common stock	—	736	(102,684)	—	(101,948)
Issuance of common stock:
9,569 shares – director compensation	—	320	—	—	320
783 shares – stock purchase plan	—	32	—	—	32
500,000 shares – ATM equity program	5	20,920	—	—	20,925
354,270 restricted shares – net of forfeitures	4	(4)	—	—	—
Stock issuance costs	—	(178)	—	—	(178)
Amortization of deferred compensation	—	3,247	—	—	3,247
Amortization of interest rate hedges	—	—	—	632	632
Balances at March 31, 2024	$1,835	$4,996,698	$(814,196)	$(9,479)	$4,174,858

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Quarter Ended March 31, 2023

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2022	$1,815	$4,928,034	$(793,765)	$(12,582)	$4,123,502
Net earnings	—	—	90,167	—	90,167
Dividends declared and paid:
$0.5500 per share of common stock	—	724	(99,401)	—	(98,677)
Issuance of common stock:
8,183 shares – director compensation	—	269	—	—	269
2,132 shares – stock purchase plan	—	98	—	—	98
349,809 shares – ATM equity program	4	16,364	—	—	16,368
256,517 restricted shares, net of forfeitures	3	(3)	—	—	—
Stock issuance costs	—	(294)	—	—	(294)
Amortization of deferred compensation	—	2,832	—	—	2,832
Amortization of interest rate hedges	—	—	—	607	607
Balances at March 31, 2023	$1,822	$4,948,024	$(802,999)	$(11,975)	$4,134,872

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$94,371	$90,167
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	60,615	59,148
Impairment losses – real estate, net of recoveries	1,204	2,640
Amortization of notes payable discount	661	432
Amortization of debt costs	1,301	1,199
Amortization of mortgages payable premium	—	(21)
Amortization of interest rate hedges	632	607
Gain on disposition of real estate	(4,821)	(6,300)
Performance incentive plan expense	3,897	3,466
Performance incentive plan payment	(1,274)	(916)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in receivables	80	337
Decrease (increase) in accrued rental income	36	(469)
Decrease in other assets	303	832
Increase in accrued interest payable	41,113	34,392
Decrease in other liabilities	(7,148)	(4,670)
Other	(255)	(22)
Net cash provided by operating activities	190,715	180,822
Cash flows from investing activities:
Proceeds from the disposition of real estate	18,940	12,136
Additions to real estate	(116,406)	(153,726)
Principal payments received on mortgages and notes receivable	120	111
Other	(386)	(867)
Net cash used in investing activities	(97,732)	(142,346)

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2024	2023
Cash flows from financing activities:
Proceeds from line of credit payable	$152,000	$218,000
Repayment of line of credit payable	(167,800)	(175,200)
Repayment of mortgages payable	—	(173)
Payment of debt issuance costs	(53)	(50)
Proceeds from issuance of common stock	21,693	17,190
Stock issuance costs	(166)	(294)
Payment of common stock dividends	(102,684)	(99,401)
Net cash used in financing activities	(97,010)	(39,928)
Net decrease in cash, cash equivalents and restricted cash	(4,027)	(1,452)
Cash, cash equivalents and restricted cash at beginning of period(1)	5,155	6,778
Cash, cash equivalents and restricted cash at end of period(1)	$1,128	$5,326
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$2,221	$2,687
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$632	$607
Right-of-use asset recorded in connection with lease liability	$—	$6,401
Change in work in progress accrual	$8,086	$1,811

(1)

Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2023, NNN had restricted cash of $2,086 and $3,966, respectively. NNN did not have restricted cash and cash held in escrow as of March 31, 2024.

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business. NNN REIT, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term "NNN" or the "Company" refers to NNN REIT, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain of its subsidiaries as taxable REIT subsidiaries ("TRS").

NNN's assets primarily include real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio", or individually a "Property").

March 31, 2024
Property Portfolio:
Total Properties	3,546
Gross leasable area (square feet)	36,137,000
States	49
Weighted average remaining lease term (years)	10.0

NNN's operations are reported within one reportable segment in the unaudited condensed consolidated financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2024, may not be indicative of the results that may be expected for the year ending December 31, 2024. Amounts as of December 31, 2023, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2023.

Principles of Consolidation. NNN's unaudited condensed consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates, including transactions whereby NNN has been determined to be the primary beneficiary in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications ("ASC") guidance included in Topic 810, Consolidation. All significant intercompany account balances and transactions have been eliminated.

Real Estate Portfolio. NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest, third-party costs and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $1,859,000 and $405,000 in capitalized interest during the development period for the quarters ended March 31, 2024 and 2023, respectively.

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

Collectability. In accordance with ASC 842, NNN reviews the collectability of its rental income on an ongoing basis. NNN considers collectability indicators when analyzing accounts receivable (and accrued rent) and historical bad debt levels, tenant credit-worthiness and current economic trends, all of which assists in evaluating the probability of outstanding and future rental income collections and the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims.

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

As a result of the review of lease payments collectability, NNN recorded a write-off of $444,000 and $232,000 of outstanding receivables and related accrued rent for certain tenants reclassified to cash basis for accounting purposes during the quarters ended March 31, 2024 and 2023, respectively.

The following table summarizes those tenants classified as cash basis for accounting purposes as of March 31:

	2024		2023
Number of tenants	10		10
Cash basis tenants as a percent of:
Total Properties	3.5%		5.0%
Total annual base rent	5.1%	(1)	7.1%	(2)
Total gross leasable area	4.9%		6.7%

Based on annualized base rent for all leases in place at the end of each respective quarter.
(1)	$831,010,000 as of March 31, 2024.
(2)	$781,909,000 as of March 31, 2023.

During the quarters ended March 31, 2024 and 2023, NNN recognized $9,775,000 and $15,565,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting purposes.

NNN includes an allowance for doubtful accounts in rental income on the Condensed Consolidated Statements of Income and Comprehensive Income.

Real Estate – Held for Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant and Equipment, including management's intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. At March 31, 2024 and December 31, 2023, NNN had recorded real estate held for sale of $22,239,000 (five properties) and $4,573,000 (one property), respectively, in real estate portfolio on the Condensed Consolidated Balance Sheets. The property classified as held for sale as of December 31, 2023 was sold during the quarter ended March 31, 2024.

Real Estate Dispositions. When real estate is disposed, the related cost, accumulated depreciation or amortization and any accrued rental income from operating leases and the net investment from direct financing leases are removed from the accounts, and gains and losses from the dispositions are reflected in income. FASB ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets ("ASC 610-20"), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity that transfers a nonfinancial asset in the scope of ASC 610-20 follows a two-step derecognition model to determine whether (and when) to derecognize the asset. NNN determined the key transactions impacted by ASC 610-20 are recorded in gain on disposition of real estate reported on the Condensed Consolidated Statements of Income and Comprehensive Income. In accordance with ASC 610-20, NNN evaluates any separate contracts or performance obligations to determine proper timing and/or amount of revenue recognition, as well as, transfer of control and transaction price allocation in determining the amount of gain or loss to record.

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

NNN held mortgages receivable, including accrued interest, of $926,000 and $1,002,000 included in other assets on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively, net of $19,000 and $64,000 allowance for credit loss, respectively. NNN periodically evaluates the allowance for credit loss based on the fair value of the collateral and a 15-year historical collectability trend analysis.

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

Restricted Cash and Cash Held in Escrow. Restricted cash and cash held in escrow may include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN. As of December 31, 2023, NNN held $3,966,000 in restricted cash and cash held in escrow. NNN had no restricted cash or cash held in escrow as of March 31, 2024.

Debt Costs – Line of Credit Payable. Debt costs incurred in connection with NNN's $1,100,000,000 unsecured revolving line of credit have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN has recorded debt costs associated with the Credit Facility (as defined in "Note 3 – Line of Credit Payable") as an asset, in debt costs on the Condensed Consolidated Balance Sheets.

Debt Costs – Notes Payable. Debt costs incurred in connection with the issuance of NNN's unsecured notes have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. NNN had debt costs of $42,595,000, included in notes payable on the Condensed Consolidated Balance Sheets, as of March 31, 2024 and December 31, 2023, net of accumulated amortization of $15,071,000 and $14,343,000, respectively.

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

Earnings Per Share. Earnings per share have been computed pursuant to the FASB guidance included in FASB ASC Topic 260, Earnings Per Share. The guidance requires classification of the Company's unvested restricted share units, which carry rights to receive nonforfeitable dividends, as participating securities requiring the two-class method of computing earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method (dollars in thousands):

	Quarter Ended March 31,
	2024	2023
Basic and Diluted Earnings:
Net earnings	$94,371	$90,167
Less: Earnings allocated to unvested restricted shares	(153)	(132)
Net earnings used in basic and diluted earnings per share	$94,218	$90,035

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average shares outstanding	182,700,682	181,720,238
Less: Unvested restricted shares	(270,664)	(240,699)
Less: Unvested contingent restricted shares	(635,810)	(634,036)
Weighted average shares outstanding used in basic earnings per share	181,794,208	180,845,503
Other dilutive securities	418,689	588,842
Weighted average shares outstanding used in diluted earnings per share	182,212,897	181,434,345

Income Taxes. NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations. NNN generally will not be subject to federal income taxes on taxable income it distributes to stockholders, provided it meets certain other requirements for qualifying as a REIT. As of March 31, 2024, NNN believes it has qualified as a REIT. Notwithstanding NNN's qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

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

Accumulated Other Comprehensive Income (Loss). The following table outlines the changes in accumulated other comprehensive income (loss) for the quarter ended March 31, 2024 (dollars in thousands):

	Gain (Loss) on Cash Flow Hedges(1)
Beginning balance, December 31, 2023	$(10,111)
Reclassifications from accumulated other comprehensive income to net earnings	632	(2)
Ending balance, March 31, 2024	$(9,479)

(1)	Additional disclosure is included in "Note 4 – Notes Payable and Derivatives".

(2)	Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.

New Accounting Pronouncements. FASB Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) contains practical expedients for reference rate reform-related activities, including the transition away from the London Interbank Offered Rate ("LIBOR"), that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In 2021, NNN elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of ASU 2020-04. ASU 2022-06 is effective immediately for all companies. NNN continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. NNN had no derivative financial instruments outstanding as of March 31, 2024.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), effective for fiscal years, beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments in this update require public entities to provide enhanced disclosures primarily around segment expenses. On an annual and interim basis, entities will disclose significant segment expenses that are regularly provided to the chief operating decision maker and included with each measure of segment profit or loss, an amount for “other segment items” by reportable segment accompanied by a description of its composition, and all annual disclosures about segment profit and loss currently required by Topic 280 to be disclosed in interim periods. While NNN only has one reportable segment, NNN is currently evaluating the potential impact the adoption of ASU 2023-07 will have on its future disclosures.

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

Note 2 – Real Estate:

Real Estate – Portfolio

Leases. At March 31, 2024, NNN's real estate portfolio had a weighted average remaining lease term of 10.0 years and consisted of 3,554 leases classified as operating leases and an additional four leases accounted for as direct financing leases.

The following is a summary of the general structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. Typically, the Property leases provide for initial terms of 10 to 20 years. The Properties are generally leased under triple-net leases, pursuant to which the tenant typically bears responsibility for substantially all property costs and expenses associated with ongoing maintenance, repair, replacement and operation of the Property, including utilities, real estate taxes and assessments, and property and liability insurance. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses of the Property. NNN's leases provide for annual base rental payments (generally payable in monthly installments), and generally provide for limited increases in rent as a result of increases in the Consumer Price Index or fixed increases.

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

Real Estate Portfolio. NNN's real estate consisted of the following at (dollars in thousands):

	March 31, 2024	December 31, 2023
Land and improvements(1)	$2,888,657	$2,878,400
Buildings and improvements	7,459,462	7,368,873
Leasehold interests	355	355
	10,348,474	10,247,628
Less accumulated depreciation and amortization	(1,913,861)	(1,863,451)
	8,434,613	8,384,177
Work in progress and improvements	127,025	144,068
Accounted for using the operating method	8,561,638	8,528,245
Accounted for using the direct financing method	2,979	3,033
Classified as held for sale(2)	22,239	4,573
	$8,586,856	$8,535,851

(1)	Includes $76,281 and $96,464 in land for Properties under construction at March 31, 2024 and December 31, 2023, respectively.

(2)	As of March 31, 2024, five Properties were classified as held for sale. The property classified as held for sale as of December 31, 2023 was sold during the quarter ended March 31, 2024.

NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended March 31,
	2024	2023
Rental income from operating leases	$209,084	$198,183
Earned income from direct financing leases	119	144
Percentage rent	888	763
Rental revenues	210,091	199,090
Real estate expense reimbursement from tenants	4,734	4,540
	$214,825	$203,630

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

For the quarters ended March 31, 2024 and 2023, NNN recognized ($36,000) and $469,000, respectively, of net straight-line accrued rental income, net of reserves.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	March 31, 2024	December 31, 2023
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,113	$15,297
Less: accumulated amortization	(12,055)	(12,080)
Above-market in-place leases, net	$3,058	$3,217

In-place leases	$121,664	$122,802
Less: accumulated amortization	(85,841)	(85,332)
In-place leases, net	$35,823	$37,470

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$40,996	$41,244
Less: accumulated amortization	(29,145)	(29,117)
Below-market in-place leases, net	$11,851	$12,127

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the quarters ended March 31, 2024 and 2023 were $117,000 and $112,000, respectively. The value of in-place leases amortized to expense for the quarters ended March 31, 2024 and 2023, was $1,647,000 and $1,760,000, respectively.

Real Estate – Dispositions

The following table summarizes the properties sold and the corresponding gain recognized on the disposition of properties (dollars in thousands):

	Quarter Ended March 31,
	2024		2023
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	6	$4,821	6	$6,300

Real Estate – Commitments

NNN has committed to fund construction on 39 Properties. The improvements on such Properties are estimated to be completed within 12 to 18 months. These construction commitments, as of March 31, 2024, are outlined in the table below (dollars in thousands):

Total commitment(1)	$320,410
Less amount funded	(203,306)
Remaining commitment	$117,104

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended March 31,
	2024	2023
Total real estate impairments, net of recoveries	$1,204	$2,640

Number of Properties:
Vacant	—	3
Occupied	3	1

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

Note 3 – Line of Credit Payable:

NNN's $1,100,000,000 revolving credit facility (the "Credit Facility") had a weighted average outstanding balance of $116,067,000 and a weighted average interest rate of 6.26% during the quarter ended March 31, 2024. The Credit Facility has a base interest rate of the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of March 31, 2024, there was $116,200,000 outstanding and $983,800,000 available for future borrowings under the Credit Facility, and NNN was in compliance with each of the Credit Facility financial covenants.

Note 4 – Notes Payable and Derivatives:

Additional information related to NNN's notes payable and derivatives is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2023.

As of March 31, 2024, $9,479,000 remained in accumulated other comprehensive income (loss) related to NNN's previously terminated interest rate hedges. During the quarters ended March 31, 2024 and 2023, NNN reclassified out of accumulated other comprehensive income (loss) $632,000 and $607,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $1,980,000 will be reclassified as an increase in interest expense from these terminated derivatives. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN's long-term debt.

NNN does not use derivatives for trading or speculative purposes. NNN had no derivative financial instruments outstanding at March 31, 2024.

Note 5 – Stockholders' Equity:

Universal Shelf Registration Statement. In August 2023, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which became automatically effective ("Universal Shelf"). The Universal Shelf permits the issuance by NNN of an indeterminate amount of debt and equity securities, including preferred stock, depositary shares, common stock, stock purchase contracts, rights, warrants, and units. NNN may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

At-The-Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM:

	2023 ATM	2020 ATM
Shelf registration statement:
Effective date	August 2023	August 2020
Termination date	August 2026	August 2023
Total allowable shares	17,500,000	17,500,000
Total shares issued as of March 31, 2024	500,000	7,722,511

The following table outlines the common stock issuances pursuant to NNN's ATM (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2024	2023
Shares of common stock	500,000	349,809
Average price per share (net)	$41.61	$45.95
Net proceeds	$20,806	$16,074
Stock issuance costs(1)	$119	$294

(1)	Stock issuance costs consist primarily of underwriters' and agents' fees and commissions, and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2024, NNN filed a shelf registration statement for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") with the Commission that was automatically effective, and permits NNN to issue up to 4,000,000 shares of common stock. The following outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended March 31,
	2024	2023
Shares of common stock	19,494	17,760
Net proceeds	$709	$822

Dividends. The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2024	2023
Dividends	$102,684	$99,401
Per share	0.5650	0.5500

In April 2024, NNN declared a dividend of $0.5650 per share, which is payable in May 2024 to its common stockholders of record as of April 30, 2024.

Note 6 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. At March 31, 2024 and December 31, 2023, the fair value of NNN's notes payable excluding unamortized discount and debt costs was $3,762,576,000 and $3,801,367,000, respectively, based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 7 – Subsequent Events:

NNN reviewed its subsequent events and transactions that have occurred after March 31, 2024, the date of the condensed consolidated balance sheet.

In April 2024, NNN announced it had amended its Credit Facility, (as so amended, the "Amended Credit Facility") by increasing borrowing capacity from $1,100,000,000 to $1,200,000,000 and by extending the maturity date from June 2025 to April 2028, with options by NNN to extend maturity to April 2029. No other material terms were modified in the Amended Credit Facility.

There were no additional reportable events or transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of NNN REIT, Inc. for the year ended December 31, 2023 ("2023 Annual Report"). The term “NNN” or the “Company” refers to NNN REIT, Inc. and all of its consolidated subsidiaries.

Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). Also, when NNN uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, NNN is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, NNN's actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and NNN undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause NNN's actual results to differ materially from those presented in NNN's forward-looking statement:

•
Changes in financial and economic conditions, including inflation, may have an adverse impact on NNN, its tenants and commercial real estate in general;
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
•
Competition from numerous other real estate investment trusts (“REIT”), commercial developers, real estate limited partnerships and other investors or a lack of properties for sale may impede NNN's ability to grow;
•
A natural disaster or impacts of weather or other event resulting in uninsured loss may adversely affect the operations of NNN's tenants and therefore the ability of NNN's tenants to pay rent, NNN's operating results and asset values of NNN's Property Portfolio (as defined below);
•
NNN's ability to fully control the management of its net-leased Properties may be limited;
•
Bankrupt tenants or vacant Properties could adversely affect NNN's business or financial condition;
•
Cybersecurity risks and cyber incidents as well as other significant disruptions of NNN's information technology networks and related systems and resources, or those of NNN's vendors or other third-parties, could adversely affect NNN's business, disrupt operations and expose NNN to liabilities to tenants, associates, capital providers, governmental regulators and other third parties;
•
NNN relies upon cloud computing services to operate certain aspects of its business and any disruption could have an adverse effect on its financial condition and results of operations;
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
•
Future issuances of NNN's equity securities could dilute the interest of NNN's common stockholders;
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

Additional information related to these risks and uncertainties are included in "Item 1A. Risk Factors" of NNN's 2023 Annual Report.

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

As of March 31, 2024, NNN owned 3,546 Properties in 49 states, with an aggregate gross leasable area of approximately 36,137,000 square feet, and a weighted average remaining lease term of 10.0 years. Approximately 99 percent of the Properties were leased as of March 31, 2024.

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

NNN continues to maintain its diversification by tenant, geography and tenant's line of trade. NNN's largest line of trade concentrations are the restaurant (including full and limited service) (17.1%), automotive service (16.3%), and convenience store (16.2%) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN's management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the southeast (26.5%) and south (22.9%) United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

As of March 31, 2024 and 2023, the Property Portfolio remained approximately 99 percent leased and had a weighted average remaining lease term of approximately 10 years. High occupancy levels coupled with a net lease structure, provides enhanced probability of maintaining operating earnings.

Additional information related to NNN and the Property Portfolio is included in NNN's 2023 Annual Report.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio:

	March 31, 2024	December 31, 2023	March 31, 2023
Properties Owned:
Number	3,546	3,532	3,449
Total gross leasable area (square feet)	36,137,000	35,966,000	35,251,000
Properties:
Leased and unimproved land	3,524	3,514	3,429
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	10.0	10.1	10.3
Total gross leasable area (square feet) – leased	35,839,000	35,683,000	35,019,000
Total annualized base rent(1)	$831,010,000	$818,749,000	$781,909,000

(1)	Annualized base rent is calculated by multiplying the monthly cash base rent in place at the end of each respective quarter, by 12.

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent
	Lines of Trade	March 31, 2024(1)	December 31, 2023(2)	March 31, 2023(3)
1.	Automotive service	16.3%	15.6%	14.4%
2.	Convenience stores	16.2%	16.4%	16.3%
3.	Restaurants – full service	8.6%	8.7%	9.0%
4.	Restaurants – limited service	8.5%	8.5%	8.9%
5.	Family entertainment centers	6.7%	6.4%	5.8%
6.	Recreational vehicle dealers, parts and accessories	4.6%	4.6%	4.1%
7.	Health and fitness	4.4%	4.5%	4.8%
8.	Theaters	4.1%	4.1%	4.3%
9.	Equipment rental	2.9%	3.0%	3.1%
10.	Wholesale clubs	2.5%	2.5%	2.6%
11.	Automotive parts	2.4%	2.5%	2.6%
12.	Drug stores	2.3%	2.4%	2.6%
13.	Home improvement	2.2%	2.2%	2.3%
14.	Furniture	2.0%	2.0%	2.1%
15.	Medical service providers	1.8%	1.7%	1.9%
16.	General merchandise	1.4%	1.4%	1.5%
17.	Consumer electronics	1.3%	1.4%	1.4%
18.	Home furnishings	1.3%	1.3%	1.4%
19.	Travel plazas	1.3%	1.3%	1.3%
20.	Pet supplies and services	1.1%	1.1%	0.9%
	Other	8.1%	8.4%	8.7%
		100.0%	100.0%	100.0%

Based on annualized base rent for all leases in place at the end of each respective quarter.
(1)	$831,010,000 as of March 31, 2024.
(2)	$818,749,000 as of December 31, 2023
(3)	$781,909,000 as of March 31, 2023.

Property Acquisitions. The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2024	2023
Acquisitions:
Number of Properties	20	43
Gross leasable area (square feet)(1)	284,000	275,000
Cap rate(2)	8.0%	7.0%
Total dollars invested(3)	$124,492	$156,244

(1)	Includes additional square footage from completed construction on existing Properties.
(2)	The cap rate is a weighted average, calculated as the initial cash annual base rent divided by the total purchase price of the Properties.
(3)	Includes dollars invested in projects under construction or tenant improvements for each respective period.

NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility"), by issuing its debt or equity securities in the capital markets, with undistributed funds from operations, or with proceeds from the sale of Properties.

Property Dispositions. The following table summarizes the properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2024	2023
Number of properties	6	6
Gross leasable area (square feet)	113,000	16,000
Net sales proceeds	$18,531	$11,925
Net gain on disposition of real estate	$4,821	$6,300
Cap rate(1)	6.4%	6.6%

(1)	The cap rate is a weighted average of properties occupied at disposition, calculated as the cash annual base rent divided by the total gross proceeds received for the properties.

NNN typically uses the disposition proceeds to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenues

The following table summarizes NNN's revenues (dollars in thousands):

	Quarter Ended March 31,		Percent Increase
	2024	2023	(Decrease)
Rental Revenues(1)	$210,091	$199,090	5.5%
Real estate expense reimbursement from tenants	4,734	4,540	4.3%
Rental income	214,825	203,630	5.5%
Interest and other income from real estate transactions	582	478	21.8%
Total revenues	$215,407	$204,108	5.5%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").

Rental Income. Rental income increased for the quarter ended March 31, 2024, as compared to the same period in 2023. The increase is primarily due to the Rental Revenues from NNN's recent Property acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions").

Analysis of Expenses

The following table summarizes NNN's expenses (dollars in thousands):

	Quarter Ended March 31,		Percent Increase
	2024	2023	(Decrease)
General and administrative	$12,584	$12,251	2.7%
Real estate	7,154	6,846	4.5%
Depreciation and amortization	60,615	59,148	2.5%
Leasing transaction costs	33	75	(56.0)%
Impairment losses – real estate, net of recoveries	1,204	2,640	(54.4)%
Executive retirement costs	317	423	(25.1)%
Total operating expenses	$81,907	$81,383	0.6%

Interest and other income	$(119)	$(33)	260.6%
Interest expense	44,069	38,891	13.3%
Total other expenses	$43,950	$38,858	13.1%

As a percentage of total revenues:
General and administrative	5.8%	6.0%
Real estate	3.3%	3.4%

Impairment Losses – Real Estate, Net of Recoveries. As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries for the quarter ended March 31, 2024 and 2023, which were less than one percent of NNN's total assets for the respective periods as reported on the Condensed Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to retail tenants under long-term net leases, the inherent risks of owning commercial real estate, and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Interest Expense. Interest expense increased for the quarter ended March 31, 2024, as compared to the same period in 2023. The increase is primarily due to the issuance of $500,000,000 aggregate principal amount of 5.600% notes due October 2033 (see "Capital Structure – Debt Securities – Notes Payable").

Liquidity and Capital Resources

NNN's demand for funds has been, and will continue to be, primarily for (i) payment of operating expenses and cash dividends, (ii) property acquisitions and construction commitments, (iii) capital expenditures, (iv) payment of principal and interest on its outstanding indebtedness, and (v) other investments.

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

NNN typically expects to fund both its short-term and long-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations, borrowings from NNN's Credit Facility or proceeds from the sale of Properties. As of March 31, 2024, NNN had $1,128,000 of cash, cash equivalents and restricted cash and $983,800,000 available for future borrowings under the Credit Facility. NNN may also fund liquidity requirements with new debt or equity issuances, although newly issued debt may be at higher interest rates than the rates on NNN's existing outstanding debt. NNN has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these sources of liquidity and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

Cash Flows. NNN had $1,128,000 in cash and cash equivalents, none of which was restricted cash or cash held in escrow at March 31, 2024. The table below summarizes NNN's cash flows (dollars in thousands):

	Quarter Ended March 31,
	2024	2023
Cash, cash equivalents and restricted cash:
Provided by operating activities	$190,715	$180,822
Used in investing activities	(97,732)	(142,346)
Used in financing activities	(97,010)	(39,928)
Decrease	(4,027)	(1,452)
Net cash at beginning of period	5,155	6,778
Net cash at end of period	$1,128	$5,326

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received primarily from rental income and interest income less cash used for general and administrative expenses. NNN's cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the quarters ended March 31, 2024 and 2023, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties as discussed in "Results of Operations – Property Analysis." NNN typically uses cash on hand, borrowings from its Credit Facility or proceeds from the sale of Properties to fund the acquisition of its Properties.

Financing Activities. NNN's financing activities for the quarter ended March 31, 2024, included the following significant transactions:

•
$15,800,000 in net repayments of NNN's Credit Facility,
•
$20,806,000 from the issuance of 500,000 shares of common stock in connection with the at-the-market equity program ("ATM"),
•
$709,000 from the issuance of 19,494 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"), and
•
$102,684,000 in dividends paid to common stockholders.

Material Cash Requirements

NNN's material cash requirements include (i) long-term debt maturities; (ii) interest on long-term debt; (iii) common stock dividends (although all future distributions will be declared and paid at the discretion of the Board of Directors); and (iv) to a lesser extent, Property construction and other Property related costs that may arise.

The table below presents material cash requirements related to NNN's long-term obligations outstanding as of March 31, 2024 (see "Capital Structure") (dollars in thousands):

	Date of Obligation
	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt(1)	$4,300,000	$350,000	$400,000	$350,000	$400,000	$400,000	$2,400,000
Long-term debt – interest(2)	1,918,308	115,906	148,750	134,225	119,233	104,567	1,295,627
Credit Facility(3)	116,200	—	116,200	—	—	—	—
Headquarters office lease	9,897	631	210	981	1,005	1,030	6,040
Total contractual cash obligations	$6,344,405	$466,537	$665,160	$485,206	$520,238	$505,597	$3,701,667

(1)	Includes only principal amounts outstanding under notes payable and excludes unamortized note discounts and debt costs.
(2)	Interest calculation on notes payable based on stated rate of the principal amount.
(3)

In April 2024, NNN amended its Credit Facility by increasing borrowing capacity and extending the maturity date to 2028. No other material terms were modified (see "Capital Structure – Line of Credit Payable").

Property Construction. NNN has committed to fund construction on 39 Properties. The improvements of such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at March 31, 2024, are outlined in the table below (dollars in thousands):

Total commitment(1)	$320,410
Less amount funded	(203,306)
Remaining commitment	$117,104

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As of March 31, 2024, NNN owned 22 vacant, un-leased Properties which accounted for less than one percent of total Properties, and less than one percent of aggregate gross leasable area held in the Property Portfolio.

Additionally, as of April 30, 2024, less than one percent of total Properties, and less than one percent of aggregate gross leasable area held in the Property Portfolio, was leased to one tenant currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, this tenant has the right to reject or affirm its leases with NNN.

NNN generally monitors the financial performance of its significant tenants on an ongoing basis.

Dividends. One of NNN's primary objectives is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends, while retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT.

The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2024	2023
Dividends	$102,684	$99,401
Per share	0.5650	0.5500

In April 2024, NNN declared a dividend of $0.5650 per share which is payable in May 2024 to its common stockholders of record as of April 30, 2024.

Capital Structure

NNN has used, and expects to use in the future, various forms of debt and equity securities primarily to fund property acquisitions and construction on its Properties and to pay down or refinance its outstanding debt.

The following is a summary of NNN's total outstanding debt as of (dollars in thousands):

	March 31, 2024	Percentage of Total	December 31, 2023	Percentage of Total
Line of credit payable	$116,200	2.7%	$132,000	3.0%
Notes payable	4,229,933	97.3%	4,228,544	97.0%
Total outstanding debt	$4,346,133	100.0%	$4,360,544	100.0%

Line of Credit Payable. NNN's $1,100,000,000 Credit Facility had a weighted average outstanding balance of $116,067,000 and a weighted average interest rate of 6.26% during the quarter ended March 31, 2024. The Credit Facility has a base interest rate of the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in June 2025, unless the Company exercises its options to extend maturity to June 2026. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of March 31, 2024, there was $116,200,000 outstanding and $983,800,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the financial covenants.

In April 2024, NNN announced it had amended its Credit Facility, (as so amended, the "Amended Credit Facility") by increasing borrowing capacity from $1,100,000,000 to $1,200,000,000 and by extending the maturity date from June 2025 to April 2028, with options by NNN to extend maturity to April 2029. No other material terms were modified in the Amended Credit Facility.

Universal Shelf Registration Statement. In August 2023, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which became automatically effective ("Universal Shelf"). The Universal Shelf permits the issuance by NNN of an indeterminate amount of debt and equity securities, including preferred stock, depositary shares, common stock, stock purchase contracts, rights, warrants and units.

Debt Securities – Notes Payable. Each of NNN's outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2024(4)	May 2014	$350,000	$707	$349,293	3.900%	3.924%	June 2024(5)(6)
2025(4)	October 2015	400,000	964	399,036	4.000%	4.029%	November 2025(5)
2026(4)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026(5)
2027(4)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027(5)
2028(4)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028(5)
2030(4)	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030
2033	August 2023	500,000	11,620	488,380	5.600%	5.905%	October 2033
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052(4)	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052

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

(5)	The aggregate principal balance of the unsecured note maturities for the next five years is $1,900,000.
(6)	NNN may use proceeds from the Credit Facility and/or potential debt or equity offerings to repay the outstanding debt.

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

In accordance with the terms of the indentures, pursuant to which NNN's notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At March 31, 2024, NNN was in compliance with those covenants.

Equity Securities

At-The-Market Offerings. NNN has established an ATM which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM:

	2023 ATM	2020 ATM
Shelf registration statement:
Effective date	August 2023	August 2020
Termination date	August 2026	August 2023
Total allowable shares	17,500,000	17,500,000
Total shares issued as of March 31, 2024	500,000	7,722,511

The following table outlines the common stock issuances pursuant to NNN's ATM (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2024	2023
Shares of common stock	500,000	349,809
Average price per share (net)	$41.61	$45.95
Net proceeds	$20,806	$16,074
Stock issuance costs(1)	$119	$294

(1)	Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2024, NNN filed a shelf registration statement for its DRIP with the Commission that was automatically effective, and permits NNN to issue up to 4,000,000 shares of common stock. NNN's DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN's common stock. The following outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended March 31,
	2024	2023
Shares of common stock	19,494	17,760
Net proceeds	$709	$822

Critical Accounting Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of NNN's unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the unaudited condensed consolidated financial statements. Estimates are sensitive to evaluations by management about current and future expectations of market and economic conditions. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on NNN's consolidated financial statements. A summary of NNN's critical accounting estimates is included in NNN's 2023 Annual Report. NNN has not made any material changes to these policies during the periods covered by this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate long-term debt which is used to finance NNN's Property acquisitions and development activities, as well as for general corporate purposes. NNN's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt and periodically uses derivatives to hedge the interest rate risk of future borrowings. As of March 31, 2024, NNN had no outstanding derivatives.

As of March 31, 2024, NNN's variable rate Credit Facility had $116,200,000 outstanding and a weighted average outstanding balance of $116,067,000 with a weighted average interest rate of 6.26% for the quarter ended March 31, 2024 compared to a weighted average outstanding balance of $182,350,000 with a weighted average interest rate of 5.35% for the same period in 2023.

The information in the table below summarizes NNN's market risks associated with its debt obligations outstanding. The table presents, by year of expected maturity, principal payments and related interest rates for debt obligations outstanding as of March 31, 2024. The table incorporates only those debt obligations that existed as of March 31, 2024, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN's hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by less than one percent for the quarter ended March 31, 2024.

Debt Obligations(1) (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Effective Interest Rate
2024	$—	—	$350,000	3.92%
2025	116,200	6.26%	400,000	4.03%
2026	—	—	350,000	3.73%
2027	—	—	400,000	3.55%
2028	—	—	400,000	4.39%
Thereafter	—	—	2,400,000	3.92%	(3)
Total	$116,200	6.26%	$4,300,000	3.93%
Fair Value:
March 31, 2024	$116,200		$3,762,576
December 31, 2023	$132,000		$3,801,367

(1)	NNN's unsecured debt obligations have a weighted average interest rate of 4.0% and a weighted average maturity of 11.8 years.
(2)

Includes NNN's notes payable, each exclude unamortized discounts and debt costs. The fair value is based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded on the over-the-counter market.

(3)	Weighted average effective interest rate for years after 2028.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer and Chief Accounting and Technology Officer ("NNN's Chief Officers"), of the effectiveness as of March 31, 2024, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, NNN's Chief Officers concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 1A. Risk Factors.

There were no material changes in NNN's risk factors disclosed in Item 1A. Risk Factors in NNN's Annual Report on Form 10-K for the year ended December 31, 2023.

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

10.	Material Contracts

10.1

Third Amended and Restated Credit Agreement, dated as of April 16, 2024, by and among the Registrant, Wells Fargo Bank, National Association, as the Administrative Agent, and a syndicate of lenders named therein (filed on April 17, 2024 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

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

101.1

The following materials from the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2024, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of equity, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements.

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

DATED this 1st day of May, 2024.

NNN REIT, INC.

By:	/s/ Stephen A. Horn, Jr.
Stephen A. Horn, Jr.
Chief Executive Officer, President and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director