Form 10-Q
period 2024-06-30
NNN REIT, INC.
filed 2024-08-01
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

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

As of July 29, 2024, the registrant had 183,660,240 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Real estate portfolio, net of accumulated depreciation and amortization	$8,586,936	$8,535,851
Cash and cash equivalents	2,130	1,189
Restricted cash and cash held in escrow	14,672	3,966
Receivables, net of allowance of $639 and $669, respectively	2,551	3,649
Accrued rental income, net of allowance of $4,087 and $4,168, respectively	33,956	34,611
Debt costs, net of accumulated amortization of $25,552 and $23,952, respectively	10,460	3,243
Other assets	76,590	79,459
Total assets	$8,727,295	$8,661,968
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$12,000	$132,000
Notes payable, net of unamortized discount and unamortized debt costs	4,370,807	4,228,544
Accrued interest payable	30,931	34,374
Other liabilities	118,635	109,593
Total liabilities	4,532,373	4,504,511

Equity:
Stockholders' equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 183,666,067 and 182,474,770 shares issued and outstanding, respectively	1,838	1,826
Capital in excess of par value	5,012,642	4,971,625
Accumulated deficit	(810,689)	(805,883)
Accumulated other comprehensive income (loss)	(8,869)	(10,111)
Total equity	4,194,922	4,157,457
Total liabilities and equity	$8,727,295	$8,661,968

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental income	$216,140	$202,426	$430,965	$406,056
Interest and other income from real estate transactions	673	214	1,255	692
	216,813	202,640	432,220	406,748
Operating expenses:
General and administrative	11,789	10,740	24,373	22,991
Real estate	6,758	6,836	13,912	13,682
Depreciation and amortization	62,503	59,875	123,118	119,023
Leasing transaction costs	20	52	53	127
Impairment losses – real estate, net of recoveries	944	34	2,148	2,674
Executive retirement costs	153	309	470	732
	82,167	77,846	164,074	159,229
Gain on disposition of real estate	17,621	13,930	22,442	20,230
Earnings from operations	152,267	138,724	290,588	267,749
Other expenses (revenues):
Interest and other income	(976)	(74)	(1,095)	(107)
Interest expense	46,577	40,094	90,646	78,985
	45,601	40,020	89,551	78,878
Net earnings	$106,666	$98,704	$201,037	$188,871
Net earnings per share:
Basic	$0.58	$0.54	$1.10	$1.04
Diluted	$0.58	$0.54	$1.10	$1.04
Weighted average shares outstanding:
Basic	182,438,791	181,092,031	182,119,471	180,969,809
Diluted	182,807,374	181,627,857	182,528,333	181,544,275
Other comprehensive income:
Net earnings	$106,666	$98,704	$201,037	$188,871
Amortization of interest rate hedges	610	616	1,242	1,223
Total comprehensive income	$107,276	$99,320	$202,279	$190,094

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Quarter Ended June 30, 2024

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at March 31, 2024	$1,835	$4,996,698	$(814,196)	$(9,479)	$4,174,858
Net earnings	—	—	106,666	—	106,666
Dividends declared and paid:
$0.5650 per share of common stock	—	570	(103,159)	—	(102,589)
Issuance of common stock:
9,655 shares – director compensation	—	319	—	—	319
1,204 shares – stock purchase plan	—	51	—	—	51
303,443 shares – ATM equity program	3	12,799	—	—	12,802
Stock issuance costs	—	(132)	—	—	(132)
Amortization of deferred compensation	—	2,337	—	—	2,337
Amortization of interest rate hedges	—	—	—	610	610
Balances at June 30, 2024	$1,838	$5,012,642	$(810,689)	$(8,869)	$4,194,922

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Quarter Ended June 30, 2023

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at March 31, 2023	$1,822	$4,948,024	$(802,999)	$(11,975)	$4,134,872
Net earnings	—	—	98,704	—	98,704
Dividends declared and paid:
$0.5500 per share of common stock	—	731	(99,745)	—	(99,014)
Issuance of common stock:
7,623 shares – director compensation	—	270	—	—	270
1,444 shares – stock purchase plan	—	62	—	—	62
300,326 shares – ATM equity program	3	12,779	—	—	12,782
Stock issuance costs	—	(264)	—	—	(264)
Amortization of deferred compensation	—	2,206	—	—	2,206
Amortization of interest rate hedges	—	—	—	616	616
Balances at June 30, 2023	$1,825	$4,963,808	$(804,040)	$(11,359)	$4,150,234

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Six Months Ended June 30, 2024

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2023	$1,826	$4,971,625	$(805,883)	$(10,111)	$4,157,457
Net earnings	—	—	201,037	—	201,037
Dividends declared and paid:
$1.130 per share of common stock	—	1,306	(205,843)	—	(204,537)
Issuance of common stock:
19,224 shares – director compensation	—	639	—	—	639
1,987 shares – stock purchase plan	—	83	—	—	83
803,443 shares – ATM equity program	8	33,719	—	—	33,727
349,975 restricted shares – net of forfeitures	4	(4)	—	—	—
Stock issuance costs	—	(310)	—	—	(310)
Amortization of deferred compensation	—	5,584	—	—	5,584
Amortization of interest rate hedges	—	—	—	1,242	1,242
Balances at June 30, 2024	$1,838	$5,012,642	$(810,689)	$(8,869)	$4,194,922

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Six Months Ended June 30, 2023

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2022	$1,815	$4,928,034	$(793,765)	$(12,582)	$4,123,502
Net earnings	—	—	188,871	—	188,871
Dividends declared and paid:
$1.100 per share of common stock	—	1,455	(199,146)	—	(197,691)
Issuance of common stock:
15,806 shares – director compensation	—	539	—	—	539
3,576 shares – stock purchase plan	—	160	—	—	160
650,135 shares – ATM equity program	7	29,143	—	—	29,150
255,667 restricted shares – net of forfeitures	3	(3)	—	—	—
Stock issuance costs	—	(558)	—	—	(558)
Amortization of deferred compensation	—	5,038	—	—	5,038
Amortization of interest rate hedges	—	—	—	1,223	1,223
Balances at June 30, 2023	$1,825	$4,963,808	$(804,040)	$(11,359)	$4,150,234

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$201,037	$188,871
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	123,118	119,023
Impairment losses – real estate, net of recoveries	2,148	2,674
Amortization of notes payable discount	1,384	869
Amortization of debt costs	3,088	2,401
Amortization of mortgages payable premium	—	(21)
Amortization of interest rate hedges	1,242	1,223
Gain on disposition of real estate	(22,442)	(20,230)
Performance incentive plan expense	6,852	6,290
Performance incentive plan payment	(1,274)	(916)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in receivables	1,098	550
Decrease (increase) in accrued rental income	131	(1,003)
Increase in other assets	(1,602)	(721)
Increase (decrease) in accrued interest payable	(3,443)	953
Increase (decrease) in other liabilities	61	(721)
Other	(204)	52
Net cash provided by operating activities	311,194	299,294
Cash flows from investing activities:
Proceeds from the disposition of real estate	86,268	40,450
Additions to real estate	(224,986)	(327,739)
Principal payments received on mortgages and notes receivable	344	324
Other	(974)	(1,144)
Net cash used in investing activities	(139,348)	(288,109)

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Proceeds from line of credit payable	$408,000	$513,500
Repayment of line of credit payable	(528,000)	(347,200)
Repayment of mortgages payable	—	(9,947)
Proceeds from notes payable	493,840	—
Repayment of notes payable	(350,000)	—
Payment of debt issuance costs	(13,014)	(125)
Proceeds from issuance of common stock	35,116	30,765
Stock issuance costs	(298)	(558)
Payment of common stock dividends	(205,843)	(199,146)
Net cash used in financing activities	(160,199)	(12,711)
Net increase (decrease) in cash, cash equivalents and restricted cash(1)	11,647	(1,526)
Cash, cash equivalents and restricted cash at beginning of period(1)	5,155	6,778
Cash, cash equivalents and restricted cash at end of period(1)	$16,802	$5,252
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$91,851	$74,686
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$1,242	$1,223
Right-of-use asset recorded in connection with lease liability	$—	$6,401
Change in work in progress accrual	$10,048	$8,986

(1)

Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. As of June 30, 2024, December 31, 2023 and June 30, 2023, NNN had restricted cash of $14,672, $3,966 and $2,971, respectively.

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

June 30, 2024
Property Portfolio:
Total Properties	3,548
Gross leasable area (square feet)	36,095,000
States	49
Weighted average remaining lease term (years)	10.0

NNN's operations are reported within one reportable segment in the unaudited condensed consolidated financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2024, may not be indicative of the results that may be expected for the year ending December 31, 2024. Amounts as of December 31, 2023, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2023.

Principles of Consolidation. NNN's unaudited condensed consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates, including transactions whereby NNN has been determined to be the primary beneficiary in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") guidance included in Topic 810, Consolidation. All significant intercompany account balances and transactions have been eliminated.

Real Estate Portfolio. NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest, third-party costs and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $3,476,000 and $1,126,000 in capitalized interest during the development period for the six months ended June 30, 2024 and 2023, respectively, of which $1,617,000 and $721,000 was recorded during the quarters ended June 30, 2024 and 2023, respectively.

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

Collectability. In accordance with ASC 842, NNN reviews the collectability of its rental income on an ongoing basis. NNN considers collectability indicators when analyzing accounts receivable (and accrued rent), historical bad debt levels, tenant credit-worthiness and current economic trends, all of which assists in evaluating the probability of outstanding and future rental income collections and the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims.

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

As a result of the review of collectability, NNN recorded a write-off of $473,000 and $348,000 of outstanding receivables and related accrued rent for certain tenants reclassified to cash basis for accounting purposes during the six months ended June 30, 2024 and 2023, respectively.

The following table summarizes those tenants classified as cash basis for accounting purposes as of June 30:

	2024		2023
Number of tenants	11		9
Cash basis tenants as a percent of:
Total Properties	3.4%		5.0%
Total annual base rent	5.0%	(1)	7.1%	(2)
Total gross leasable area	4.8%		6.8%

Based on annualized base rent for all leases in place at the end of each respective quarter.
(1)	$837,568,000 as of June 30, 2024.
(2)	$794,475,000 as of June 30, 2023.

During the six months ended June 30, 2024 and 2023, NNN recognized $20,883,000 and $30,088,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting purposes, of which $11,108,000 and $14,523,000 was recognized during the quarters ended June 30, 2024 and 2023, respectively.

NNN includes an allowance for doubtful accounts in rental income on the Condensed Consolidated Statements of Income and Comprehensive Income.

Real Estate – Held for Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant and Equipment, including management's intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. At June 30, 2024 and December 31, 2023, NNN had recorded real estate held for sale of $9,442,000 (six properties) and $4,573,000 (one property), respectively, in real estate portfolio on the Condensed Consolidated Balance Sheets. The property classified as held for sale as of December 31, 2023 was sold during the six months ended June 30, 2024.

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

NNN held mortgages receivable, including accrued interest, of $705,000 and $1,002,000 included in other assets on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively, net of $14,000 and $64,000 allowance for credit loss, respectively. NNN periodically evaluates the allowance for credit loss based on the fair value of the collateral and a 15-year historical collectability trend analysis.

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

Restricted Cash and Cash Held in Escrow. Restricted cash and cash held in escrow may include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN. NNN held $14,672,000 and $3,966,000 in restricted cash and cash held in escrow as of June 30, 2024 and December 31, 2023, respectively.

Debt Costs – Line of Credit Payable. Debt costs incurred in connection with NNN's $1,200,000,000 unsecured revolving line of credit have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN has recorded debt costs associated with the Credit Facility (as defined in "Note 3 – Line of Credit Payable") as an asset, in debt costs on the Condensed Consolidated Balance Sheets.

Debt Costs – Notes Payable. Debt costs incurred in connection with the issuance of NNN's unsecured notes have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. NNN had debt costs of $43,820,000 and $42,595,000, included in notes payable on the Condensed Consolidated Balance Sheets, as of June 30, 2024 and December 31, 2023, respectively, net of accumulated amortization of $12,606,000 and $14,343,000, respectively.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and Diluted Earnings:
Net earnings	$106,666	$98,704	$201,037	$188,871
Less: Earnings allocated to unvested restricted shares	(189)	(162)	(333)	(295)
Net earnings used in basic and diluted earnings per share	$106,477	$98,542	$200,704	$188,576

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average shares outstanding	183,532,421	182,123,555	183,116,552	181,923,011
Less: Unvested restricted shares	(324,620)	(295,441)	(294,671)	(267,861)
Less: Unvested contingent restricted shares	(769,010)	(736,083)	(702,410)	(685,341)
Weighted average shares outstanding used in basic earnings per share	182,438,791	181,092,031	182,119,471	180,969,809
Other dilutive securities	368,583	535,826	408,862	574,466
Weighted average shares outstanding used in diluted earnings per share	182,807,374	181,627,857	182,528,333	181,544,275

Income Taxes. NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations. NNN generally will not be subject to federal income taxes on taxable income it distributes to stockholders, provided it meets certain other requirements for qualifying as a REIT. As of June 30, 2024, NNN believes it has qualified as a REIT. Notwithstanding NNN's qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

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

Accumulated Other Comprehensive Income (Loss). The following table outlines the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2024 (dollars in thousands):

	Gain (Loss) on Cash Flow Hedges(1)
Beginning balance, December 31, 2023	$(10,111)
Reclassifications from accumulated other comprehensive income to net earnings	1,242	(2)
Ending balance, June 30, 2024	$(8,869)

(1)	Additional disclosure is included in "Note 4 – Notes Payable and Derivatives".

(2)	Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.

New Accounting Pronouncements. In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), effective for fiscal years, beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments in this update require public entities to provide enhanced disclosures primarily around segment expenses. On an annual and interim basis, entities will disclose significant segment expenses that are regularly provided to the chief operating decision maker and included with each measure of segment profit or loss, an amount for “other segment items” by reportable segment accompanied by a description of its composition, and all annual disclosures about segment profit and loss currently required by Topic 280 to be disclosed in interim periods. While NNN only has one reportable segment, NNN is currently evaluating the potential impact the adoption of ASU 2023-07 will have on its future disclosures.

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

Note 2 – Real Estate:

Real Estate – Portfolio

Leases. At June 30, 2024, NNN's real estate portfolio had a weighted average remaining lease term of 10.0 years and consisted of 3,539 leases classified as operating leases and an additional four leases accounted for as direct financing leases.

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

Real Estate Portfolio. NNN's real estate consisted of the following at (dollars in thousands):

	June 30, 2024	December 31, 2023
Land and improvements(1)	$2,888,355	$2,878,400
Buildings and improvements	7,526,840	7,368,873
Leasehold interests	355	355
	10,415,550	10,247,628
Less accumulated depreciation and amortization	(1,958,444)	(1,863,451)
	8,457,106	8,384,177
Work in progress and improvements	117,754	144,068
Accounted for using the operating method	8,574,860	8,528,245
Accounted for using the direct financing method	2,634	3,033
Classified as held for sale(2)	9,442	4,573
	$8,586,936	$8,535,851

(1)	Includes $56,895 and $96,464 in land for Properties under construction at June 30, 2024 and December 31, 2023, respectively.

(2)	As of June 30, 2024, six Properties were classified as held for sale. The one property classified as held for sale as of December 31, 2023 was sold during the six months ended June 30, 2024.

NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental income from operating leases	$211,557	$197,629	$420,641	$395,812
Earned income from direct financing leases	118	143	237	287
Percentage rent	259	291	1,147	1,054
Rental revenues	211,934	198,063	422,025	397,153
Real estate expense reimbursement from tenants	4,206	4,363	8,940	8,903
	$216,140	$202,426	$430,965	$406,056

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

For the six months ended June 30, 2024 and 2023, NNN recognized ($131,000) and $1,003,000, respectively, of net straight-line accrued rental income, net of reserves, of which ($95,000) and $534,000 of such income, net of reserves was recorded during the quarters ended June 30, 2024 and 2023, respectively.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	June 30, 2024	December 31, 2023
Intangible lease assets (included in other assets):
Above-market in-place leases	$14,875	$15,297
Less: accumulated amortization	(11,977)	(12,080)
Above-market in-place leases, net	$2,898	$3,217

In-place leases	$119,419	$122,802
Less: accumulated amortization	(85,540)	(85,332)
In-place leases, net	$33,879	$37,470

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$40,631	$41,244
Less: accumulated amortization	(29,058)	(29,117)
Below-market in-place leases, net	$11,573	$12,127

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the six months ended June 30, 2024 and 2023, were $242,000 and $234,000, respectively, of which $125,000 and $122,000 were recorded for the quarters ended June 30, 2024 and 2023, respectively. The value of in-place leases amortized to expense for the six months ended June 30, 2024 and 2023, was $3,230,000 and $3,527,000, respectively, of which $1,583,000 and $1,767,000 was recorded for the quarters ended June 30, 2024 and 2023, respectively.

Real Estate – Dispositions

The following table summarizes the properties sold and the corresponding gain recognized on the disposition of properties (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	14	$17,621	7	$13,930	20	$22,442	13	$20,230

Real Estate – Commitments

NNN has committed to fund construction on 27 Properties. The improvements on such Properties are estimated to be completed within 12 to 18 months. These construction commitments, as of June 30, 2024, are outlined in the table below (dollars in thousands):

Total commitment(1)	$249,365
Less amount funded	(174,649)
Remaining commitment	$74,716

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total real estate impairments, net of recoveries	$944	$34	$2,148	$2,674

Number of Properties:
Vacant	2	—	2	3
Occupied	—	—	3	1

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

Note 3 – Line of Credit Payable:

In April 2024, NNN amended and restated its credit agreement to increase borrowing capacity under its unsecured revolving credit facility from $1,100,000,000 to $1,200,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $111,966,000 and a weighted average interest rate of 6.26% during the six months ended June 30, 2024. The Credit Facility has a base interest rate of the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of June 30, 2024, there was $12,000,000 outstanding and $1,188,000,000 available for future borrowings under the Credit Facility, and NNN was in compliance with each of the Credit Facility financial covenants.

Note 4 – Notes Payable and Derivatives:

Additional information related to NNN's notes payable and derivatives is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2023.

In May 2024, NNN filed a prospectus supplement to the prospectus contained in its August 2023 shelf registration statement (see "Note 5 – Stockholders' Equity") and issued $500,000,000 aggregate principal amount of 5.500% notes due June 2034 (the "2034 Notes").

The 2034 Notes were sold at a discount with an aggregate net price of $493,840,000 with interest payable annually on June 15 and December 15, commencing on December 15, 2024. The discount of $6,160,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2034 Notes after accounting for the note discount is 5.662%.

NNN received approximately $489,390,000 of net proceeds in connection with the issuance of the 2034 Notes, after incurring debt issuance costs consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses, totaling $4,450,000 for the 2034 Notes.

The 2034 Notes are senior, unsecured obligations of NNN and are subordinated to all secured debt of NNN. NNN may redeem the 2034 Notes, in whole or part, at any time prior to the par call date at the redemption price as set forth in the supplemental indenture dated May 29, 2024 relating to the 2034 Notes; provided, however, that if NNN redeems the notes on or after the par call date, the redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date.

In June 2024, NNN redeemed the $350,000,000 3.900% notes payable that were due in June 2024. The notes were redeemed at a price equal to 100% of the principal amount and accrued and unpaid interest.

As of June 30, 2024, $8,869,000 remained in accumulated other comprehensive income (loss) related to NNN's previously terminated interest rate hedges. During the six months ended June 30, 2024 and 2023, NNN reclassified out of accumulated other comprehensive income (loss) $1,242,000 and $1,223,000, respectively, of which $610,000 and $616,000 was reclassified during the quarters ended June 30, 2024 and 2023, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $1,840,000 will be reclassified as an increase in interest expense from these terminated derivatives. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN's long-term debt.

NNN does not use derivatives for trading or speculative purposes. NNN had no derivative financial instruments outstanding at June 30, 2024.

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

At-The-Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM:

	2023 ATM	2020 ATM
Shelf registration statement:
Effective date	August 2023	August 2020
Termination date	August 2026	August 2023
Total allowable shares	17,500,000	17,500,000
Total shares issued as of June 30, 2024	803,443	7,722,511

The following table outlines the common stock issuances pursuant to NNN's ATM (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2024	2023
Shares of common stock	803,443	650,135
Average price per share (net)	$41.69	$43.98
Net proceeds	$33,493	$28,592
Stock issuance costs(1)	$234	$558

(1)	Stock issuance costs consist primarily of underwriters' and agents' fees and commissions, and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2024, NNN filed a shelf registration statement for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") with the Commission that was automatically effective, and permits NNN to issue up to 4,000,000 shares of common stock. The following outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Shares of common stock	34,309	35,922
Net proceeds	$1,313	$1,615

Dividends. The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividends	$103,159	$99,745	$205,843	$199,146
Per share	0.5650	0.5500	1.1300	1.1000

In July 2024, NNN declared a dividend of $0.5800 per share, which is payable in August 2024 to its common stockholders of record as of July 31, 2024.

Note 6 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. At June 30, 2024 and December 31, 2023, the fair value of NNN's notes payable excluding unamortized discount and debt costs was $3,864,675,000 and $3,801,367,000, respectively, based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded.

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

Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). Also, when NNN uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, NNN is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, NNN's actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and NNN undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The following is a summary of the risks and uncertainties, although not all risks and uncertainties, that could cause NNN's actual results to differ materially from those presented in NNN's forward-looking statement:

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

As of June 30, 2024, NNN owned 3,548 Properties in 49 states, with an aggregate gross leasable area of approximately 36,095,000 square feet, and a weighted average remaining lease term of 10.0 years. Approximately 99 percent of the Properties were leased as of June 30, 2024.

NNN's management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. The key indicators for NNN include items such as: the composition of the Property Portfolio (such as tenant, line of trade and geographic diversification), the occupancy rate of the Property Portfolio, certain financial performance metrics and profitability measures, industry trends and industry performance compared to that of NNN.

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

NNN continues to maintain its diversification by tenant, line of trade and geography. NNN's largest line of trade concentrations are the restaurant (including full and limited service) (16.9%), automotive service (16.7%), and convenience store (16.2%) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN's management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the southeast (26.4%) and south (22.9%) United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

As of June 30, 2024 and 2023, the Property Portfolio remained approximately 99 percent leased and had a weighted average remaining lease term of approximately 10 years. High occupancy levels coupled with a triple-net lease structure, provides enhanced probability of achieving consistent earnings.

Additional information related to NNN and the Property Portfolio is included in NNN's 2023 Annual Report.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio:

	June 30, 2024	December 31, 2023	June 30, 2023
Properties Owned:
Number	3,548	3,532	3,479
Total gross leasable area (square feet)	36,095,000	35,966,000	35,492,000
Properties:
Leased and unimproved land	3,522	3,514	3,457
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	10.0	10.1	10.2
Total gross leasable area (square feet) – leased	35,747,000	35,683,000	35,252,000
Total annualized base rent(1)	$837,568,000	$818,749,000	$794,475,000

(1)	Annualized base rent is calculated by multiplying the monthly cash base rent in place at the end of each respective quarter, by 12.

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent
	Lines of Trade	June 30, 2024(1)	December 31, 2023(2)	June 30, 2023(3)
1.	Automotive service	16.7%	15.6%	14.5%
2.	Convenience stores	16.2%	16.4%	16.9%
3.	Restaurants – limited service	8.5%	8.5%	8.8%
4.	Restaurants – full service	8.4%	8.7%	8.9%
5.	Family entertainment centers	6.6%	6.4%	5.7%
6.	Recreational vehicle dealers, parts and accessories	5.0%	4.6%	4.2%
7.	Theaters	4.1%	4.1%	4.3%
8.	Health and fitness	4.0%	4.5%	4.7%
9.	Equipment rental	3.3%	3.0%	3.0%
10.	Wholesale clubs	2.4%	2.5%	2.5%
11.	Automotive parts	2.4%	2.5%	2.5%
12.	Drug stores	2.3%	2.4%	2.5%
13.	Home improvement	2.2%	2.2%	2.3%
14.	Furniture	2.0%	2.0%	2.1%
15.	Medical service providers	1.8%	1.7%	1.8%
16.	General merchandise	1.4%	1.4%	1.5%
17.	Home furnishings	1.3%	1.3%	1.5%
18.	Consumer electronics	1.3%	1.4%	1.4%
19.	Travel plazas	1.3%	1.3%	1.3%
20.	Pet supplies and services	1.2%	1.1%	1.0%
	Other	7.6%	8.4%	8.6%
		100.0%	100.0%	100.0%

Based on annualized base rent for all leases in place at the end of each respective quarter.
(1)	$837,568,000 as of June 30, 2024.
(2)	$818,749,000 as of December 31, 2023.
(3)	$794,475,000 as of June 30, 2023.

Property Acquisitions. The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Acquisitions:
Number of Properties	16	36	36	79
Gross leasable area (square feet)(1)	272,000	278,000	555,000	553,000
Cap rate(2)	7.9%	7.2%	8.0%	7.1%
Total dollars invested(3)	$110,542	$181,296	$235,034	$337,541

(1)	Includes additional square footage from completed construction on existing Properties.
(2)	The cap rate is a weighted average, calculated as the initial cash annual base rent divided by the total purchase price of the Properties.
(3)	Includes dollars invested in projects under construction or tenant improvements for each respective period.

NNN typically funds Property acquisitions either through borrowings under NNN's Credit Facility (as defined in "Capital Structure – Line of Credit Payable"), by issuing its debt or equity securities in the capital markets, with undistributed funds from operations, or with proceeds from the sale of Properties.

Property Dispositions. The following table summarizes the properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of properties	14	7	20	13
Gross leasable area (square feet)	303,000	37,000	417,000	54,000
Net sales proceeds	$67,274	$28,233	$85,805	$40,158
Net gain on disposition of real estate	$17,621	$13,930	$22,442	$20,230
Cap rate(1)	7.7%	5.1%	7.4%	5.6%

(1)	The cap rate is a weighted average of properties occupied at disposition, calculated as the cash annual base rent divided by the total gross proceeds received for the properties.

NNN typically uses the disposition proceeds to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenues

The following table summarizes NNN's revenues (dollars in thousands):

	Quarter Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
Rental Revenues(1)	$211,934	$198,063	7.0%	$422,025	$397,153	6.3%
Real estate expense reimbursement from tenants	4,206	4,363	(3.6)%	8,940	8,903	0.4%
Rental income	216,140	202,426	6.8%	430,965	406,056	6.1%
Interest and other income from real estate transactions	673	214	214.5%	1,255	692	81.4%
Total revenues	$216,813	$202,640	7.0%	$432,220	$406,748	6.3%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").

Rental Income. Rental income increased for the quarter and six months ended June 30, 2024, as compared to the same periods in 2023. The increase is primarily due to the Rental Revenues from NNN's recent Property acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions").

Analysis of Expenses

The following table summarizes NNN's expenses (dollars in thousands):

	Quarter Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
General and administrative	$11,789	$10,740	9.8%	$24,373	$22,991	6.0%
Real estate:
Reimbursement from tenants	4,206	4,363	(3.6)%	8,940	8,903	0.4%
Non-reimbursed	2,552	2,473	3.2%	4,972	4,779	4.0%
Total real estate	6,758	6,836	(1.1)%	13,912	13,682	1.7%
Depreciation and amortization	62,503	59,875	4.4%	123,118	119,023	3.4%
Leasing transaction costs	20	52	(61.5)%	53	127	(58.3)%
Impairment losses – real estate, net of recoveries	944	34	2,676.5%	2,148	2,674	(19.7)%
Executive retirement costs	153	309	(50.5)%	470	732	(35.8)%
Total operating expenses	$82,167	$77,846	5.6%	$164,074	$159,229	3.0%

Interest and other income	$(976)	$(74)	1,218.9%	$(1,095)	$(107)	923.4%
Interest expense	46,577	40,094	16.2%	90,646	78,985	14.8%
Total other expenses	$45,601	$40,020	13.9%	$89,551	$78,878	13.5%

As a percentage of total revenues:
General and administrative	5.4%	5.3%	5.6%	5.7%
Non-reimbursed real estate	1.2%	1.2%	1.2%	1.2%

General and Administrative. General and administrative expenses increased in amount; however, remained relatively flat as a percentage of total revenues for the quarter and six months ended June 30, 2024 as compared to the same periods in 2023. The increase is primarily attributable to an increase in compensation costs.

Real Estate. Total real estate expenses remained relatively consistent for the quarter and six months ended June 30, 2024, as compared to the same periods in 2023. NNN focuses on non-reimbursed real estate expenses (total real estate expenses, net of reimbursements from tenants). These expenses are typically attributable to (i) properties for which the lease terms do not obligate the tenant to pay certain expenses or (ii) vacant properties.

Impairment Losses – Real Estate, Net of Recoveries. As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries for the quarters and six months ended June 30, 2024 and 2023, which were less than one percent of NNN's total assets for the respective periods as reported on the Condensed Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to retail tenants under long-term net leases, the inherent risks of owning commercial real estate, and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Interest Expense. Interest expense increased for the quarter and six months ended June 30, 2024, as compared to the same periods in 2023. The following represents the primary changes in fixed rate long-term debt that impacted interest expense (dollars in thousands):

Transaction	Effective Date	Principal	Stated Rate	Original Maturity
Issuance 2033 Notes	August 2023	$500,000	5.600%	October 2033
Issuance 2034 Notes	May 2024	500,000	5.500%	June 2034
Redemption 2024 Notes	June 2024	(350,000)	3.900%	June 2024

In addition to the transactions outlined above, the Credit Facility had a weighted average outstanding balance of $111,966,000 with a weighted average interest rate of 6.26% for the six months ended June 30, 2024 compared to a weighted average outstanding balance of $228,576,000 with a weighted average interest rate of 5.67% for the six months ended June 30, 2023.

Liquidity and Capital Resources

NNN's demand for funds has been, and will continue to be, primarily for (i) payment of operating expenses and dividends, (ii) property acquisitions and construction commitments, (iii) capital expenditures, (iv) payment of principal and interest on its outstanding indebtedness, and (v) other investments.

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

NNN typically expects to fund both its short-term and long-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations, borrowings from NNN's Credit Facility or proceeds from the sale of Properties. As of June 30, 2024, NNN had $16,802,000 of cash, cash equivalents and restricted cash or cash held in escrow and $1,188,000,000 available for future borrowings under the Credit Facility. NNN may also fund liquidity requirements with new debt or equity issuances, although newly issued debt may be at higher interest rates than the rates on NNN's existing outstanding debt. NNN has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these sources of liquidity and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

Cash Flows. NNN had $16,802,000 of cash, cash equivalents and restricted cash, of which $14,672,000 was restricted cash or cash held in escrow at June 30, 2024. The table below summarizes NNN's cash flows (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Cash, cash equivalents and restricted cash:
Provided by operating activities	$311,194	$299,294
Used in investing activities	(139,348)	(288,109)
Used in financing activities	(160,199)	(12,711)
Increase (decrease)	11,647	(1,526)
Net cash at beginning of period	5,155	6,778
Net cash at end of period	$16,802	$5,252

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received primarily from rental income and interest income less cash used for general and administrative expenses. NNN's cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the six months ended June 30, 2024 and 2023, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties as discussed in "Results of Operations – Property Analysis." NNN typically uses cash on hand, borrowings from its Credit Facility or proceeds from the sale of Properties to fund the acquisition of its Properties.

Financing Activities. NNN's financing activities for the six months ended June 30, 2024, included the following significant transactions:

•
$120,000,000 in net repayments of NNN's Credit Facility,
•
$489,390,000 in net proceeds from the issuance in May of the 5.500% notes payable due in June 2034,
•
$350,000,000 payment in June for the redemption of the 3.900% notes payable due in June 2024,
•
$33,493,000 from the issuance of 803,443 shares of common stock in connection with the at-the-market equity program ("ATM"),
•
$1,313,000 from the issuance of 34,309 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"), and
•
$205,843,000 in dividends paid to common stockholders.

Material Cash Requirements

NNN's material cash requirements include (i) long-term debt maturities; (ii) interest on long-term debt; (iii) common stock dividends (although all future distributions will be declared and paid at the discretion of the Board of Directors); and (iv) to a lesser extent, Property construction and other Property related costs that may arise.

The table below presents material cash requirements related to NNN's long-term obligations outstanding as of June 30, 2024 (see "Capital Structure") (dollars in thousands):

	Date of Obligation
	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt(1)	$4,450,000	$—	$400,000	$350,000	$400,000	$400,000	$2,900,000
Long-term debt – interest(2)	2,151,631	89,125	176,250	161,725	146,733	132,067	1,445,731
Credit Facility	12,000	—	—	—	—	12,000	—
Headquarters office lease	9,687	421	210	981	1,005	1,030	6,040
Total contractual cash obligations	$6,623,318	$89,546	$576,460	$512,706	$547,738	$545,097	$4,351,771

(1)	Includes only principal amounts outstanding under notes payable and excludes unamortized note discounts and debt costs.
(2)	Interest calculation on notes payable based on stated rate of the principal amount.

Property Construction. NNN has committed to fund construction on 27 Properties. The improvements of such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at June 30, 2024, are outlined in the table below (dollars in thousands):

Total commitment(1)	$249,365
Less amount funded	(174,649)
Remaining commitment	$74,716

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

Management anticipates satisfying these obligations with a combination of NNN's cash provided from operations, current capital resources on hand, its Credit Facility, debt or equity financings and property dispositions.

Properties. Typically, the Properties are leased under long-term triple-net leases, which require the tenant to pay all utilities and real estate taxes and assessments, to maintain the interior and exterior of the Property, and to carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates the costs associated with these Properties, NNN's vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its Credit Facility or use other sources of capital in the event of significant capital expenditures or major repairs.

The lost revenues and increased property expenses resulting from vacant Properties or the inability to collect lease payments could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner.

As of June 30, 2024, NNN owned 26 vacant, un-leased Properties which accounted for less than one percent of total Properties, and approximately one percent of aggregate gross leasable area held in the Property Portfolio.

Additionally, as of July 31, 2024, 0.7 percent of total annualized base rent, 1.0 percent of total Properties and 1.8 percent of aggregate gross leasable area held in the Property Portfolio, was leased to two tenants currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

NNN generally monitors the financial performance of its significant tenants on an ongoing basis.

Dividends. One of NNN's primary objectives is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends, while retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT.

The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividends	$103,159	$99,745	$205,843	$199,146
Per share	0.5650	0.5500	1.1300	1.1000

In July 2024, NNN declared a dividend of $0.5800 per share which is payable in August 2024 to its common stockholders of record as of July 31, 2024.

Capital Structure

NNN has used, and expects to use in the future, various forms of debt and equity securities primarily to fund property acquisitions and construction on its Properties and to pay down or refinance its outstanding debt.

The following is a summary of NNN's total outstanding debt as of (dollars in thousands):

	June 30, 2024	Percentage of Total	December 31, 2023	Percentage of Total
Line of credit payable	$12,000	0.3%	$132,000	3.0%
Notes payable	4,370,807	99.7%	4,228,544	97.0%
Total outstanding debt	$4,382,807	100.0%	$4,360,544	100.0%

Line of Credit Payable. In April 2024, NNN amended and restated its credit agreement to increase borrowing capacity under its unsecured revolving credit facility from $1,100,000,000 to $1,200,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $111,966,000 and a weighted average interest rate of 6.26% during the six months ended June 30, 2024. The Credit Facility has a base interest rate of the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of June 30, 2024, there was $12,000,000 outstanding and $1,188,000,000 available for future borrowings under the Credit Facility, and NNN was in compliance with each of the Credit Facility financial covenants.

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

Debt Securities – Notes Payable. Each of NNN's outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2025(4)	October 2015	$400,000	$964	$399,036	4.000%	4.029%	November 2025(5)
2026(4)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026(5)
2027(4)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027(5)
2028(4)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028(5)
2030(4)	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030
2033	August 2023	500,000	11,620	488,380	5.600%	5.905%	October 2033
2034	May 2024	500,000	6,160	493,840	5.500%	5.662%	June 2034
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052(4)	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052

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

(5)	The aggregate principal balance of the unsecured note maturities for the next five years is $1,550,000.

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

In connection with the outstanding debt offerings, NNN incurred debt issuance costs totaling $43,820,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and presented as a reduction to notes payable and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indentures, pursuant to which NNN's notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At June 30, 2024, NNN was in compliance with those covenants.

Equity Securities

At-The-Market Offerings. NNN has established an ATM which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM:

	2023 ATM	2020 ATM
Shelf registration statement:
Effective date	August 2023	August 2020
Termination date	August 2026	August 2023
Total allowable shares	17,500,000	17,500,000
Total shares issued as of June 30, 2024	803,443	7,722,511

The following table outlines the common stock issuances pursuant to NNN's ATM (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2024	2023
Shares of common stock	803,443	650,135
Average price per share (net)	$41.69	$43.98
Net proceeds	$33,493	$28,592
Stock issuance costs(1)	$234	$558

(1)	Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

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

	Six Months Ended June 30,
	2024	2023
Shares of common stock	34,309	35,922
Net proceeds	$1,313	$1,615

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate long-term debt which is used to finance NNN's Property acquisitions and development activities, as well as for general corporate purposes. NNN's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt and periodically uses derivatives to hedge the interest rate risk of future borrowings. As of June 30, 2024, NNN had no outstanding derivatives.

As of June 30, 2024, NNN's variable rate Credit Facility had $12,000,000 outstanding and a weighted average outstanding balance of $111,966,000 with a weighted average interest rate of 6.26% for the six months ended June 30, 2024 compared to a weighted average outstanding balance of $228,576,000 with a weighted average interest rate of 5.67% for the same period in 2023.

The information in the table below summarizes NNN's market risks associated with its debt obligations outstanding. The table presents, by year of expected maturity, principal payments and related interest rates for debt obligations outstanding as of June 30, 2024. The table incorporates only those debt obligations that existed as of June 30, 2024, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN's hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by less than one percent for the six months ended June 30, 2024.

Debt Obligations(1) (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Effective Interest Rate
2024	$—	—	$—	—
2025	—	—	400,000	4.03%
2026	—	—	350,000	3.73%
2027	—	—	400,000	3.55%
2028	12,000	6.26%	400,000	4.39%
Thereafter	—	—	2,900,000	4.22%	(3)
Total	$12,000	6.26%	$4,450,000	4.12%
Fair Value:
June 30, 2024	$12,000		$3,864,675
December 31, 2023	$132,000		$3,801,367

(1)	NNN's unsecured debt obligations have a weighted average interest rate of 4.1% and a weighted average maturity of 12.6 years.
(2)

Includes NNN's notes payable, each exclude unamortized discounts and debt costs. The fair value is based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded on the over-the-counter market.

(3)	Weighted average effective interest rate for years after 2028.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer and Chief Accounting and Technology Officer ("NNN's Chief Officers"), of the effectiveness as of June 30, 2024, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, NNN's Chief Officers concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1

Form of Twenty-second Supplemental Indenture between the Registrant and U.S. Bank Trust Company, National Association, relating to 5.500% Notes due 2034 (filed on May 29, 2024 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.2	Form of 5.500% Notes due 2034 (filed on May 29, 2024 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

10.	Material Contracts

10.1

Third Amended and Restated Credit Agreement, dated April 16, 2024, by and among the Registrant, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (filed on April 17, 2024 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

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

101.1

The following materials from the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2024, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of equity, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements.

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

DATED this 1st day of August, 2024.

NNN REIT, INC.

By:	/s/ Stephen A. Horn, Jr.
Stephen A. Horn, Jr.
Chief Executive Officer, President and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director