Form 10-Q
period 2024-09-30
NNN REIT, INC.
filed 2024-10-31
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

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

As of October 28, 2024, the registrant had 187,526,191 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Real estate portfolio, net of accumulated depreciation and amortization	$8,625,489	$8,535,851
Cash and cash equivalents	173,526	1,189
Restricted cash and cash held in escrow	4,986	3,966
Receivables, net of allowance of $592 and $669, respectively	2,224	3,649
Accrued rental income, net of allowance of $4,117 and $4,168, respectively	33,849	34,611
Debt costs, net of accumulated amortization of $26,280 and $23,952, respectively	9,656	3,243
Other assets	73,913	79,459
Total assets	$8,923,643	$8,661,968
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$—	$132,000
Notes payable, net of unamortized discount and unamortized debt costs	4,372,293	4,228,544
Accrued interest payable	75,399	34,374
Other liabilities	107,025	109,593
Total liabilities	4,554,717	4,504,511

Equity:
Stockholders' equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 187,525,891 and 182,474,770 shares issued and outstanding, respectively	1,877	1,826
Capital in excess of par value	5,194,330	4,971,625
Accumulated deficit	(818,862)	(805,883)
Accumulated other comprehensive income (loss)	(8,419)	(10,111)
Total equity	4,368,926	4,157,457
Total liabilities and equity	$8,923,643	$8,661,968

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental income	$218,155	$204,856	$649,120	$610,912
Interest and other income from real estate transactions	409	276	1,664	968
	218,564	205,132	650,784	611,880
Operating expenses:
General and administrative	11,209	10,225	35,582	33,216
Real estate	7,263	6,459	21,175	20,141
Depreciation and amortization	63,369	59,523	186,487	178,546
Leasing transaction costs	22	96	75	223
Impairment losses – real estate, net of recoveries	760	1,001	2,908	3,675
Executive retirement costs	156	153	626	885
	82,779	77,457	246,853	236,686
Gain on disposition of real estate	7,765	19,992	30,207	40,222
Earnings from operations	143,550	147,667	434,138	415,416
Other expenses (revenues):
Interest and other income	(845)	(644)	(1,940)	(751)
Interest expense	46,491	41,524	137,137	120,509
	45,646	40,880	135,197	119,758
Net earnings	$97,904	$106,787	$298,941	$295,658
Net earnings per share:
Basic	$0.53	$0.59	$1.63	$1.63
Diluted	$0.53	$0.59	$1.63	$1.63
Weighted average shares outstanding:
Basic	184,007,176	181,398,273	182,757,097	181,120,963
Diluted	184,561,431	181,721,467	183,301,570	181,460,622
Other comprehensive income:
Net earnings	$97,904	$106,787	$298,941	$295,658
Amortization of interest rate hedges	450	620	1,692	1,843
Total comprehensive income	$98,354	$107,407	$300,633	$297,501

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Quarter Ended September 30, 2024

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at June 30, 2024	$1,838	$5,012,642	$(810,689)	$(8,869)	$4,194,922
Net earnings	—	—	97,904	—	97,904
Dividends declared and paid:
$0.5800 per share of common stock	—	635	(106,077)	—	(105,442)
Issuance of common stock:
8,614 shares – director compensation	—	320	—	—	320
1,074 shares – stock purchase plan	—	49	—	—	49
3,848,657 shares – ATM equity program	39	181,095	—	—	181,134
Stock issuance costs	—	(2,909)	—	—	(2,909)
Amortization of deferred compensation	—	2,498	—	—	2,498
Amortization of interest rate hedges	—	—	—	450	450
Balances at September 30, 2024	$1,877	$5,194,330	$(818,862)	$(8,419)	$4,368,926

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Quarter Ended September 30, 2023

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at June 30, 2023	$1,825	$4,963,808	$(804,040)	$(11,359)	$4,150,234
Net earnings	—	—	106,787	—	106,787
Dividends declared and paid:
$0.5650 per share of common stock	—	700	(102,647)	—	(101,947)
Issuance of common stock:
8,291 shares – director compensation	—	294	—	—	294
1,575 shares – stock purchase plan	—	62	—	—	62
9,800 restricted shares – net of forfeitures	—	—	—	—	—
Stock issuance costs	—	(375)	—	—	(375)
Amortization of deferred compensation	—	2,383	—	—	2,383
Amortization of interest rate hedges	—	—	—	620	620
Balances at September 30, 2023	$1,825	$4,966,872	$(799,900)	$(10,739)	$4,158,058

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Nine Months Ended September 30, 2024

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2023	$1,826	$4,971,625	$(805,883)	$(10,111)	$4,157,457
Net earnings	—	—	298,941	—	298,941
Dividends declared and paid:
$1.7100 per share of common stock	—	1,941	(311,920)	—	(309,979)
Issuance of common stock:
27,838 shares – director compensation	—	959	—	—	959
3,061 shares – stock purchase plan	—	132	—	—	132
4,652,100 shares – ATM equity program	47	214,814	—	—	214,861
344,525 restricted shares – net of forfeitures	4	(4)	—	—	—
Stock issuance costs	—	(3,219)	—	—	(3,219)
Amortization of deferred compensation	—	8,082	—	—	8,082
Amortization of interest rate hedges	—	—	—	1,692	1,692
Balances at September 30, 2024	$1,877	$5,194,330	$(818,862)	$(8,419)	$4,368,926

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Nine Months Ended September 30, 2023

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2022	$1,815	$4,928,034	$(793,765)	$(12,582)	$4,123,502
Net earnings	—	—	295,658	—	295,658
Dividends declared and paid:
$1.6650 per share of common stock	—	2,155	(301,793)	—	(299,638)
Issuance of common stock:
24,097 shares – director compensation	—	833	—	—	833
5,151 shares – stock purchase plan	—	222	—	—	222
650,135 shares – ATM equity program	7	29,143	—	—	29,150
265,467 restricted shares – net of forfeitures	3	(3)	—	—	—
Stock issuance costs	—	(933)	—	—	(933)
Amortization of deferred compensation	—	7,421	—	—	7,421
Amortization of interest rate hedges	—	—	—	1,843	1,843
Balances at September 30, 2023	$1,825	$4,966,872	$(799,900)	$(10,739)	$4,158,058

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$298,941	$295,658
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	186,487	178,546
Impairment losses – real estate, net of recoveries	2,908	3,675
Amortization of notes payable discount	2,149	1,416
Amortization of debt costs	4,538	3,648
Amortization of mortgages payable premium	—	(21)
Amortization of interest rate hedges	1,692	1,843
Gain on disposition of real estate	(30,207)	(40,222)
Performance incentive plan expense	9,976	8,997
Performance incentive plan payment	(1,274)	(916)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in receivables	1,425	654
Decrease (increase) in accrued rental income	8	(1,496)
Increase in other assets	(1,057)	(500)
Increase in accrued interest payable	41,025	36,939
Increase in other liabilities	1,353	2,478
Other	(138)	114
Net cash provided by operating activities	517,826	490,813
Cash flows from investing activities:
Proceeds from the disposition of real estate	106,764	89,542
Additions to real estate	(351,149)	(524,719)
Principal payments received on mortgages and notes receivable	470	440
Other	(1,099)	(1,534)
Net cash used in investing activities	(245,014)	(436,271)

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Proceeds from line of credit payable	$449,000	$646,000
Repayment of line of credit payable	(581,000)	(812,200)
Repayment of mortgages payable	—	(9,947)
Proceeds from notes payable	493,840	488,380
Repayment of notes payable	(350,000)	—
Payment of debt issuance costs	(13,103)	(4,248)
Proceeds from issuance of common stock	216,934	31,528
Stock issuance costs	(3,206)	(777)
Payment of common stock dividends	(311,920)	(301,793)
Net cash provided by (used in) financing activities	(99,455)	36,943
Net increase in cash, cash equivalents and restricted cash(1)	173,357	91,485
Cash, cash equivalents and restricted cash at beginning of period(1)	5,155	6,778
Cash, cash equivalents and restricted cash at end of period(1)	$178,512	$98,263
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$92,477	$79,058
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$1,692	$1,843
Right-of-use asset recorded in connection with lease liability	$—	$6,401
Change in work in progress accrual	$(2,539)	$24,498

(1)

Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. As of September 30, 2024, December 31, 2023 and September 30, 2023, NNN had restricted cash of $4,986, $3,966 and $21,126, respectively.

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business. NNN REIT, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term "NNN" or the "Company" refers to NNN REIT, Inc. and all of its consolidated subsidiaries. NNN may elect to treat certain of its subsidiaries as taxable REIT subsidiaries.

NNN's assets primarily include real estate assets. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio", or individually a "Property").

September 30, 2024
Property Portfolio:
Total Properties	3,549
Gross leasable area (square feet)	36,550,000
States	49
Weighted average remaining lease term (years)	10.0

NNN's operations are reported within one reportable segment in the unaudited condensed consolidated financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2024, may not be indicative of the results that may be expected for the year ending December 31, 2024. Amounts as of December 31, 2023, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2023.

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

Real Estate Portfolio. NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest, third-party costs and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $4,744,000 and $2,374,000 in capitalized interest during the development period for the nine months ended September 30, 2024 and 2023, respectively, of which $1,268,000 and $1,248,000 was recorded during the quarters ended September 30, 2024 and 2023, respectively.

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

NNN's real estate is typically leased to tenants under triple-net leases, whereby the tenant is responsible for all operating expenses relating to the Property, including utilities, real estate taxes and assessments, property and liability insurance, maintenance, repairs and capital expenditures. The leases on the Property Portfolio are predominantly classified as operating leases and are accounted for as follows:

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

When NNN deems the collection of rental income from a tenant not probable, uncollected and previously recognized rental revenue and any related accrued rent are reversed as a reduction to rental income and, subsequently, rental income is only recognized when cash receipts are received. At this point, a tenant is deemed cash basis for accounting purposes. If NNN subsequently deems the collection of rental income is probable, any related accrued rental income or expense is restored.

As a result of the review of collectability, NNN recorded a write-off of $709,000 and $348,000 of outstanding receivables and related accrued rent for certain tenants reclassified to cash basis for accounting purposes during the nine months ended September 30, 2024 and 2023, respectively.

The following table summarizes those tenants classified as cash basis for accounting purposes as of September 30:

	2024		2023
Number of tenants	11		8
Cash basis tenants as a percent of:
Total Properties	4.3%		4.8%
Total annual base rent	5.6%	(1)	6.9%	(2)
Total gross leasable area	6.5%		6.4%

Based on annualized base rent for all leases in place on each respective date.
(1)	$850,976,000 as of September 30, 2024.
(2)	$800,194,000 as of September 30, 2023.

During the nine months ended September 30, 2024 and 2023, NNN recognized $31,330,000 and $44,368,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting purposes, of which $10,446,000 and $14,281,000 was recognized during the quarters ended September 30, 2024 and 2023, respectively.

NNN includes an allowance for doubtful accounts in rental income on the Condensed Consolidated Statements of Income and Comprehensive Income.

Real Estate – Held for Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant and Equipment, including management's intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. At September 30, 2024 and December 31, 2023, NNN had recorded real estate held for sale of $3,564,000 (two properties) and $4,573,000 (one property), respectively, in real estate portfolio on the Condensed Consolidated Balance Sheets. The property classified as held for sale as of December 31, 2023 was sold during the nine months ended September 30, 2024.

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

NNN held mortgages receivable, including accrued interest, of $581,000 and $1,002,000 included in other assets on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively, net of $12,000 and $64,000 allowance for credit loss, respectively. NNN periodically evaluates the allowance for credit loss based on the fair value of the collateral and a 15-year historical collectability trend analysis.

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

Restricted Cash and Cash Held in Escrow. Restricted cash and cash held in escrow may include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN. NNN held $4,986,000 and $3,966,000 in restricted cash and cash held in escrow as of September 30, 2024 and December 31, 2023, respectively.

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

Debt Costs – Notes Payable. Debt costs incurred in connection with the issuance of NNN's unsecured notes have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. NNN had debt costs of $43,820,000 and $42,595,000, included in notes payable on the Condensed Consolidated Balance Sheets, as of September 30, 2024 and December 31, 2023, respectively, net of accumulated amortization of $13,327,000 and $14,343,000, respectively.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and Diluted Earnings:
Net earnings	$97,904	$106,787	$298,941	$295,658
Less: Earnings allocated to unvested restricted shares	(185)	(171)	(511)	(448)
Net earnings used in basic and diluted earnings per share	$97,719	$106,616	$298,430	$295,210

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average shares outstanding	185,094,982	182,424,814	183,780,842	182,092,117
Less: Unvested restricted shares	(318,796)	(290,458)	(298,973)	(268,713)
Less: Unvested contingent restricted shares	(769,010)	(736,083)	(724,772)	(702,441)
Weighted average shares outstanding used in basic earnings per share	184,007,176	181,398,273	182,757,097	181,120,963
Other dilutive securities	554,255	323,194	544,473	339,659
Weighted average shares outstanding used in diluted earnings per share	184,561,431	181,721,467	183,301,570	181,460,622

Income Taxes. NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations. NNN generally will not be subject to federal income taxes on taxable income it distributes to stockholders, provided it meets certain other requirements for qualifying as a REIT. As of September 30, 2024, NNN believes it has qualified as a REIT. Notwithstanding NNN's qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

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

Accumulated Other Comprehensive Income (Loss). The following table outlines the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2024 (dollars in thousands):

	Gain (Loss) on Cash Flow Hedges(1)
Beginning balance, December 31, 2023	$(10,111)
Reclassifications from accumulated other comprehensive income to net earnings	1,692	(2)
Ending balance, September 30, 2024	$(8,419)

(1)	Additional disclosure is included in "Note 4 – Notes Payable and Derivatives".

(2)	Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.

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

Note 2 – Real Estate:

Real Estate – Portfolio

Leases. At September 30, 2024, NNN's real estate portfolio had a weighted average remaining lease term of 10.0 years and consisted of 3,541 leases classified as operating leases and an additional four leases accounted for as direct financing leases.

The following is a summary of the general structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. Typically, the Property leases provide for initial terms of 10 to 20 years. The Properties are generally leased under triple-net leases, pursuant to which the tenant typically bears responsibility for all operating expenses of the Property, including utilities, real estate taxes and assessments, property and liability insurance, maintenance, repairs and capital expenditures. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. NNN's leases provide for annual base rental payments (generally payable in monthly installments), and generally provide for limited increases in rent as a result of increases in the Consumer Price Index or fixed increases.

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

Real Estate Portfolio. NNN's real estate consisted of the following at (dollars in thousands):

	September 30, 2024	December 31, 2023
Land and improvements(1)	$2,901,152	$2,878,400
Buildings and improvements	7,650,577	7,368,873
Leasehold interests	355	355
	10,552,084	10,247,628
Less accumulated depreciation and amortization	(2,012,183)	(1,863,451)
	8,539,901	8,384,177
Work in progress and improvements	79,447	144,068
Accounted for using the operating method	8,619,348	8,528,245
Accounted for using the direct financing method	2,577	3,033
Classified as held for sale(2)	3,564	4,573
	$8,625,489	$8,535,851

(1)	Includes $39,373 and $96,464 in land for Properties under construction at September 30, 2024 and December 31, 2023, respectively.

(2)

As of September 30, 2024, two Properties were classified as held for sale. The one property classified as held for sale as of December 31, 2023 was sold during the nine months ended September 30, 2024.

NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental income from operating leases	$213,447	$200,287	$634,088	$596,099
Earned income from direct financing leases	116	140	353	427
Percentage rent	200	336	1,347	1,390
Rental revenues	213,763	200,763	635,788	597,916
Real estate expenses reimbursed from tenants	4,392	4,093	13,332	12,996
	$218,155	$204,856	$649,120	$610,912

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

For the nine months ended September 30, 2024 and 2023, NNN recognized ($8,000) and $1,496,000, respectively, of net straight-line accrued rental income, net of reserves, of which $123,000 and $493,000 of such income, net of reserves was recorded during the quarters ended September 30, 2024 and 2023, respectively.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	September 30, 2024	December 31, 2023
Intangible lease assets (included in other assets):
Above-market in-place leases	$14,875	$15,297
Less: accumulated amortization	(12,130)	(12,080)
Above-market in-place leases, net	$2,745	$3,217

In-place leases	$119,143	$122,802
Less: accumulated amortization	(86,722)	(85,332)
In-place leases, net	$32,421	$37,470

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$40,557	$41,244
Less: accumulated amortization	(29,246)	(29,117)
Below-market in-place leases, net	$11,311	$12,127

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the nine months ended September 30, 2024 and 2023, were $351,000 and $349,000, respectively, of which $109,000 and $115,000 were recorded for the quarters ended September 30, 2024 and 2023, respectively. The value of in-place leases amortized to expense for the nine months ended September 30, 2024 and 2023, was $4,687,000 and $5,197,000, respectively, of which $1,457,000 and $1,671,000 was recorded for the quarters ended September 30, 2024 and 2023, respectively.

Real Estate – Dispositions

The following table summarizes the properties sold and the corresponding gain recognized on the disposition of properties (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	9	$7,765	13	$19,992	29	$30,207	26	$40,222

Real Estate – Commitments

NNN has committed to fund construction on 16 Properties. The improvements on such Properties are estimated to be completed within 12 to 18 months. These construction commitments, as of September 30, 2024, are outlined in the table below (dollars in thousands):

Total commitment(1)	$177,392
Less amount funded	(118,820)
Remaining commitment	$58,572

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total real estate impairments, net of recoveries	$760	$1,001	$2,908	$3,675

Number of Properties:
Vacant	—	1	2	4
Occupied	2	1	5	2

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

Note 3 – Line of Credit Payable:

In April 2024, NNN amended and restated its credit agreement to increase borrowing capacity under its unsecured revolving credit facility from $1,100,000,000 to $1,200,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $75,769,000 and a weighted average interest rate of 6.28% during the nine months ended September 30, 2024. The Credit Facility has a base interest rate of the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of September 30, 2024, no amount was outstanding and $1,200,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the Credit Facility financial covenants.

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

The 2034 Notes were sold at a discount with an aggregate net price of $493,840,000 with interest payable annually on June 15 and December 15, commencing on December 15, 2024. The discount of $6,160,000 is being amortized to interest expense over the term of the 2034 Notes using the effective interest method. The effective interest rate for the 2034 Notes after accounting for the note discount is 5.662%.

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

As of September 30, 2024, $8,419,000 remained in accumulated other comprehensive income (loss) related to NNN's previously terminated interest rate hedges. During the nine months ended September 30, 2024 and 2023, NNN reclassified out of accumulated other comprehensive income (loss) $1,692,000 and $1,843,000, respectively, of which $450,000 and $620,000 was reclassified during the quarters ended September 30, 2024 and 2023, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $1,858,000 will be reclassified as an increase in interest expense from these terminated derivatives. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN's long-term debt.

NNN does not use derivatives for trading or speculative purposes. NNN had no derivative financial instruments outstanding at September 30, 2024.

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

At-The-Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM:

	2023 ATM	2020 ATM
Shelf registration statement:
Effective date	August 2023	August 2020
Termination date	August 2026	August 2023
Total allowable shares	17,500,000	17,500,000
Total shares issued as of September 30, 2024	4,652,100	7,722,511

The following table outlines the common stock issuances pursuant to NNN's ATM (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares of common stock	3,848,657	—	4,652,100	650,135
Average price per share (net)	$46.31	$—	$45.51	$43.52
Net proceeds	$178,235	$(300)	$211,727	$28,292
Stock issuance costs(1)	$2,899	$(300)	$3,134	$858

(1)	Stock issuance costs consist primarily of underwriters' and agents' fees and commissions, and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2024, NNN filed a shelf registration statement for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") with the Commission that was automatically effective, and permits NNN to issue up to 4,000,000 shares of common stock. The following outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares of common stock	15,043	19,339	49,352	55,261
Net proceeds	$675	$763	$1,988	$2,302

Dividends. The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends	$106,077	$102,647	$311,920	$301,793
Per share	0.5800	0.5650	1.7100	1.6650

In October 2024, NNN declared a dividend of $0.5800 per share, which is payable in November 2024 to its common stockholders of record as of October 31, 2024.

Note 6 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. At September 30, 2024 and December 31, 2023, the fair value of NNN's notes payable excluding unamortized discount and debt costs was $4,043,176,000 and $3,801,367,000, respectively, based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded.

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

As of September 30, 2024, NNN owned 3,549 Properties in 49 states, with an aggregate gross leasable area of approximately 36,550,000 square feet, and a weighted average remaining lease term of 10.0 years. Approximately 99 percent of the Properties were leased as of September 30, 2024.

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

NNN continues to maintain its diversification by tenant, line of trade and geography. NNN's largest line of trade concentrations are the automotive service (16.8%), restaurant (including full and limited service) (16.7%) and convenience store (15.9%) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN's management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the southeast (26.2%) and south (23.2%) United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

As of September 30, 2024 and 2023, the Property Portfolio remained approximately 99 percent leased and had a weighted average remaining lease term of approximately 10 years. High occupancy levels coupled with a triple-net lease structure, provides enhanced probability of achieving consistent earnings.

Additional information related to NNN and the Property Portfolio is included in NNN's 2023 Annual Report.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio:

	September 30, 2024	December 31, 2023	September 30, 2023
Properties Owned:
Number	3,549	3,532	3,511
Total gross leasable area (square feet)	36,550,000	35,966,000	35,797,000
Properties:
Leased and unimproved land	3,525	3,514	3,484
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	10.0	10.1	10.1
Total gross leasable area (square feet) – leased	36,243,000	35,683,000	35,462,000
Total annualized base rent(1)	$850,976,000	$818,749,000	$800,194,000

(1)	Annualized base rent is calculated by multiplying the monthly cash base rent in place on each respective date, by 12.

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent
	Lines of Trade	September 30, 2024(1)	December 31, 2023(2)	September 30, 2023(3)
1.	Automotive service	16.8%	15.6%	14.7%
2.	Convenience stores	15.9%	16.4%	16.8%
3.	Restaurants – limited service	8.4%	8.5%	8.8%
4.	Restaurants – full service	8.3%	8.7%	8.8%
5.	Family entertainment centers	7.2%	6.4%	5.8%
6.	Recreational vehicle dealers, parts and accessories	5.1%	4.6%	4.7%
7.	Theaters	4.0%	4.1%	4.2%
8.	Health and fitness	4.0%	4.5%	4.6%
9.	Equipment rental	3.2%	3.0%	3.0%
10.	Wholesale clubs	2.4%	2.5%	2.5%
11.	Automotive parts	2.4%	2.5%	2.5%
12.	Drug stores	2.2%	2.4%	2.5%
13.	Home improvement	2.1%	2.2%	2.3%
14.	Furniture	1.9%	2.0%	2.1%
15.	Medical service providers	1.8%	1.7%	1.8%
16.	General merchandise	1.4%	1.4%	1.5%
17.	Pet supplies and services	1.3%	1.1%	1.0%
18.	Home furnishings	1.3%	1.3%	1.3%
19.	Consumer electronics	1.3%	1.4%	1.4%
20.	Travel plazas	1.2%	1.3%	1.3%
	Other	7.8%	8.4%	8.4%
		100.0%	100.0%	100.0%

Based on annualized base rent for all leases in place on each respective date.
(1)	$850,976,000 as of September 30, 2024.
(2)	$818,749,000 as of December 31, 2023.
(3)	$800,194,000 as of September 30, 2023.

Property Acquisitions. The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Acquisitions:
Number of Properties	8	46	44	125
Gross leasable area (square feet)(1)	626,000	449,000	1,181,000	1,003,000
Cap rate(2)	7.6%	7.4%	7.8%	7.2%
Total dollars invested(3)	$113,576	$212,493	$348,610	$550,034

(1)	Includes additional square footage from completed construction on existing Properties.
(2)	The cap rate is a weighted average, calculated as the initial cash annual base rent divided by the total purchase price of the Properties.
(3)	Includes dollars invested in projects under construction or tenant improvements for each respective period.

NNN typically funds Property acquisitions either through borrowings under NNN's Credit Facility (as defined in "Capital Structure – Line of Credit Payable"), by issuing its debt or equity securities in the capital markets, with undistributed funds from operations, or with proceeds from the sale of Properties.

Property Dispositions. The following table summarizes the properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of properties	9	13	29	26
Gross leasable area (square feet)	153,000	135,000	569,000	189,000
Net sales proceeds	$20,047	$49,006	$105,852	$89,164
Net gain on disposition of real estate	$7,765	$19,992	$30,207	$40,222
Cap rate(1)	4.4%	6.0%	7.0%	5.8%

(1)	The cap rate is a weighted average of properties occupied at disposition, calculated as the cash annual base rent divided by the total gross proceeds received for the properties.

NNN typically uses the disposition proceeds to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenues

The following table summarizes NNN's revenues (dollars in thousands):

	Quarter Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
Rental Revenues(1)	$213,763	$200,763	6.5%	$635,788	$597,916	6.3%
Real estate expenses reimbursed from tenants	4,392	4,093	7.3%	13,332	12,996	2.6%
Rental income	218,155	204,856	6.5%	649,120	610,912	6.3%
Interest and other income from real estate transactions	409	276	48.2%	1,664	968	71.9%
Total revenues	$218,564	$205,132	6.5%	$650,784	$611,880	6.4%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").

Rental Income. Rental income increased for the quarter and nine months ended September 30, 2024, as compared to the same periods in 2023. The increase is primarily due to the Rental Revenues from NNN's recent Property acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions").

Analysis of Expenses

The following table summarizes NNN's expenses (dollars in thousands):

	Quarter Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
General and administrative	$11,209	$10,225	9.6%	$35,582	$33,216	7.1%
Real estate:
Reimbursed from tenants	4,392	4,093	7.3%	13,332	12,996	2.6%
Non-reimbursed	2,871	2,366	21.3%	7,843	7,145	9.8%
Total real estate	7,263	6,459	12.4%	21,175	20,141	5.1%
Depreciation and amortization	63,369	59,523	6.5%	186,487	178,546	4.4%
Leasing transaction costs	22	96	(77.1)%	75	223	(66.4)%
Impairment losses – real estate, net of recoveries	760	1,001	(24.1)%	2,908	3,675	(20.9)%
Executive retirement costs	156	153	2.0%	626	885	(29.3)%
Total operating expenses	$82,779	$77,457	6.9%	$246,853	$236,686	4.3%

Interest and other income	$(845)	$(644)	31.2%	$(1,940)	$(751)	158.3%
Interest expense	46,491	41,524	12.0%	137,137	120,509	13.8%
Total other expenses	$45,646	$40,880	11.7%	$135,197	$119,758	12.9%

As a percentage of total revenues:
General and administrative	5.1%	5.0%	5.5%	5.4%
Non-reimbursed real estate	1.3%	1.2%	1.2%	1.2%

General and Administrative. General and administrative expenses increased in amount; however, remained relatively flat as a percentage of total revenues for the quarter and nine months ended September 30, 2024 as compared to the same periods in 2023. The increase is primarily attributable to an increase in compensation costs.

Real Estate. Total real estate expenses increased for the quarter and nine months ended September 30, 2024 as compared to the same periods in 2023. However, NNN focuses on non-reimbursed real estate expenses (total real estate expenses, net of reimbursements from tenants). These expenses are typically attributable to (i) Properties for which the lease terms do not obligate the tenant to pay certain operating expenses or (ii) vacant Properties. Non-reimbursed real estate expenses remained relatively flat as a percentage of total revenues for the quarter and nine months ended September 30, 2024 as compared to the same periods in 2023.

Depreciation and Amortization. Depreciation and amortization expense increased for the quarter and nine months ended September 30, 2024, as compared to the same periods in 2023. The increase is primarily due to the increase in NNN's Property Portfolio from recent acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions"), and is partially offset by recent dispositions (see "Results of Operations – Property Analysis – Property Dispositions").

Impairment Losses – Real Estate, Net of Recoveries. As a result of NNN's review of long-lived assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries for the quarters and nine months ended September 30, 2024 and 2023, which were less than one percent of NNN's total assets for the respective periods as reported on the Condensed Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to retail tenants under long-term net leases, the inherent risks of owning commercial real estate, and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Interest Expense. Interest expense increased for the quarter and nine months ended September 30, 2024, as compared to the same periods in 2023. The following represents the primary changes in fixed rate long-term debt that impacted interest expense (dollars in thousands):

Transaction	Effective Date	Principal	Stated Rate	Original Maturity
Issuance 2033 Notes	August 2023	$500,000	5.600%	October 2033
Issuance 2034 Notes	May 2024	500,000	5.500%	June 2034
Redemption 2024 Notes	June 2024	(350,000)	3.900%	June 2024

The increase in interest expense was partially offset by the Credit Facility having a weighted average outstanding balance of $75,769,000 with a weighted average interest rate of 6.28% for the nine months ended September 30, 2024 compared to a weighted average outstanding balance of $201,296,000 with a weighted average interest rate of 5.79% for the nine months ended September 30, 2023.

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

NNN typically expects to fund both its short-term and long-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations, borrowings from NNN's Credit Facility or proceeds from the sale of Properties. As of September 30, 2024, NNN had $178,512,000 of cash, cash equivalents and restricted cash or cash held in escrow and $1,200,000,000 available for future borrowings under the Credit Facility. NNN may also fund liquidity requirements with new debt or equity issuances, although newly issued debt may be at higher interest rates than the rates on NNN's existing outstanding debt. NNN has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these sources of liquidity and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

Cash Flows. NNN had $178,512,000 of cash, cash equivalents and restricted cash, of which $4,986,000 was restricted cash or cash held in escrow at September 30, 2024. The table below summarizes NNN's cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash, cash equivalents and restricted cash:
Provided by operating activities	$517,826	$490,813
Used in investing activities	(245,014)	(436,271)
Provided by (used in) financing activities	(99,455)	36,943
Increase	173,357	91,485
Net cash at beginning of period	5,155	6,778
Net cash at end of period	$178,512	$98,263

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received primarily from rental income and interest income less cash used for general and administrative expenses. NNN's cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the nine months ended September 30, 2024 and 2023, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties as discussed in "Results of Operations – Property Analysis." NNN typically uses cash on hand, borrowings from its Credit Facility or proceeds from the sale of Properties to fund the acquisition of its Properties.

Financing Activities. NNN's financing activities for the nine months ended September 30, 2024, included the following significant transactions:

•
$132,000,000 in net repayments of NNN's Credit Facility,
•
$489,390,000 in net proceeds from the issuance in May of the 5.500% notes payable due in June 2034,
•
$350,000,000 payment in June for the redemption of the 3.900% notes payable due in June 2024,
•
$211,727,000 from the issuance of 4,652,100 shares of common stock in connection with the at-the-market equity program ("ATM"),
•
$1,988,000 from the issuance of 49,352 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"), and
•
$311,920,000 in dividends paid to common stockholders.

Material Cash Requirements

NNN's material cash requirements include (i) long-term debt maturities; (ii) interest on long-term debt; (iii) common stock dividends (although all future distributions will be declared and paid at the discretion of the Board of Directors); and (iv) to a lesser extent, Property construction and other Property related costs that may arise.

The table below presents material cash requirements related to NNN's long-term obligations outstanding as of September 30, 2024 (see "Capital Structure") (dollars in thousands):

	Date of Obligation
	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt(1)	$4,450,000	$—	$400,000	$350,000	$400,000	$400,000	$2,900,000
Long-term debt – interest(2)	2,107,069	44,563	176,250	161,725	146,733	132,067	1,445,731
Credit Facility	—	—	—	—	—	—	—
Headquarters office lease	9,476	210	210	981	1,005	1,030	6,040
Total contractual cash obligations	$6,566,545	$44,773	$576,460	$512,706	$547,738	$533,097	$4,351,771

(1)	Includes only principal amounts outstanding under notes payable and excludes unamortized note discounts and debt costs.
(2)	Interest calculation on notes payable based on stated rate of the principal amount.

Property Construction. NNN has committed to fund construction on 16 Properties. The improvements of such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at September 30, 2024, are outlined in the table below (dollars in thousands):

Total commitment(1)	$177,392
Less amount funded	(118,820)
Remaining commitment	$58,572

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As of September 30, 2024, NNN owned 24 vacant, un-leased Properties which accounted for less than one percent of total Properties, and approximately one percent of aggregate gross leasable area held in the Property Portfolio.

Additionally, as of October 28, 2024, 0.7 percent of total annualized base rent, 1.0 percent of total Properties and 1.8 percent of aggregate gross leasable area held in the Property Portfolio, was leased to two tenants currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

NNN generally monitors the financial performance of its significant tenants on an ongoing basis.

Dividends. One of NNN's primary objectives is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends, while retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT.

The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends	$106,077	$102,647	$311,920	$301,793
Per share	0.5800	0.5650	1.7100	1.6650

In October 2024, NNN declared a dividend of $0.5800 per share which is payable in November 2024 to its common stockholders of record as of October 31, 2024.

Capital Structure

NNN has used, and expects to use in the future, various forms of debt and equity securities primarily to fund property acquisitions and construction on its Properties and to pay down or refinance its outstanding debt.

The following is a summary of NNN's total outstanding debt as of (dollars in thousands):

	September 30, 2024	Percentage of Total	December 31, 2023	Percentage of Total
Line of credit payable	$—	—	$132,000	3.0%
Notes payable	4,372,293	100.0%	4,228,544	97.0%
Total outstanding debt	$4,372,293	100.0%	$4,360,544	100.0%

Line of Credit Payable. In April 2024, NNN amended and restated its credit agreement to increase borrowing capacity under its unsecured revolving credit facility from $1,100,000,000 to $1,200,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $75,769,000 and a weighted average interest rate of 6.28% during the nine months ended September 30, 2024. The Credit Facility has a base interest rate of the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of September 30, 2024, there was no amount outstanding and $1,200,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the Credit Facility financial covenants.

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

In accordance with the terms of the indentures, pursuant to which NNN's notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At September 30, 2024, NNN was in compliance with those covenants.

Equity Securities

At-The-Market Offerings. NNN has established an ATM which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM:

	2023 ATM	2020 ATM
Shelf registration statement:
Effective date	August 2023	August 2020
Termination date	August 2026	August 2023
Total allowable shares	17,500,000	17,500,000
Total shares issued as of September 30, 2024	4,652,100	7,722,511

The following table outlines the common stock issuances pursuant to NNN's ATM (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares of common stock	3,848,657	—	4,652,100	650,135
Average price per share (net)	$46.31	$—	$45.51	$43.52
Net proceeds	$178,235	$(300)	$211,727	$28,292
Stock issuance costs(1)	$2,899	$(300)	$3,134	$858

(1)	Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares of common stock	15,043	19,339	49,352	55,261
Net proceeds	$675	$763	$1,988	$2,302

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate long-term debt which is used to finance NNN's Property acquisitions and development activities, as well as for general corporate purposes. NNN's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt and periodically uses derivatives to hedge the interest rate risk of future borrowings. As of September 30, 2024, NNN had no outstanding derivatives.

As of September 30, 2024, NNN's variable rate Credit Facility had no amount outstanding and a weighted average outstanding balance of $75,769,000 with a weighted average interest rate of 6.28% for the nine months ended September 30, 2024 compared to a weighted average outstanding balance of $201,296,000 with a weighted average interest rate of 5.79% for the same period in 2023.

The information in the table below summarizes NNN's market risks associated with its debt obligations outstanding. The table presents, by year of expected maturity, principal payments and related interest rates for debt obligations outstanding as of September 30, 2024. The table incorporates only those debt obligations that existed as of September 30, 2024, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN's hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by less than one percent for the nine months ended September 30, 2024.

Debt Obligations(1) (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Effective Interest Rate
2024	$—	—	$—	—
2025	—	—	400,000	4.03%
2026	—	—	350,000	3.73%
2027	—	—	400,000	3.55%
2028	—	—	400,000	4.39%
Thereafter	—	—	2,900,000	4.22%	(3)
Total	$—	—	$4,450,000	4.12%
Fair Value:
September 30, 2024	$—		$4,043,176
December 31, 2023	$132,000		$3,801,367

(1)	NNN's unsecured debt obligations have a weighted average interest rate of 4.1% and a weighted average maturity of 12.3 years.
(2)

Includes NNN's notes payable, each exclude unamortized discounts and debt costs. The fair value is based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded on the over-the-counter market.

(3)	Weighted average effective interest rate for years after 2028.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer and Chief Accounting and Technology Officer ("NNN's Chief Officers"), of the effectiveness as of September 30, 2024, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, NNN's Chief Officers concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

101.1

The following materials from the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2024, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of equity, (iv) condensed consolidated statements of cash flows and (v) notes to condensed consolidated financial statements.

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

DATED this 31st day of October, 2024.

NNN REIT, INC.

By:	/s/ Stephen A. Horn, Jr.
Stephen A. Horn, Jr.
President, Chief Executive Officer and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Executive Vice President, Chief Financial Officer and Director