Form 10-K
period 2024-12-31
NNN REIT, INC.
filed 2025-02-11
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2024

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

At June 30, 2024, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $7,741,963,000 based upon the last reported sale price on the New York Stock Exchange on June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this disclosure, shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.

The number of shares of common stock outstanding as of January 31, 2025 was 187,553,140.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of NNN REIT, Inc.'s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A.

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms “registrant” or “NNN” or the “Company” refer to NNN REIT, Inc., and all of its consolidated subsidiaries. NNN may elect to treat certain of its subsidiaries as taxable real estate investment trust subsidiaries (“TRS”).

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

Real Estate Assets

NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property"). NNN owned 3,568 Properties with an aggregate gross leasable area of approximately 36,557,000 square feet, located in 49 states, with a weighted average remaining lease term of 10 years as of December 31, 2024. Approximately 98 percent of the Properties were leased as of December 31, 2024.

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

NNN's management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. Key indicators include items such as: the composition of the Property Portfolio (such as tenant, line of trade and geographic diversification), the occupancy rate of the Property Portfolio, certain financial performance metrics and profitability measures, industry trends and industry performance compared to that of NNN.

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

The operating strategies employed by NNN have allowed NNN to increase the annual dividend (paid quarterly) per common share for 35 consecutive years. NNN has the third longest record of consecutive annual dividend increases of all publicly traded REITs.

Investment in Real Estate or Interests in Real Estate

NNN's management believes that single-tenant, freestanding net lease retail properties will continue to provide attractive investment opportunities and that NNN is well suited to take advantage of these opportunities because of its experience in accessing capital markets, and its ability to source, underwrite and acquire such properties.

In evaluating a particular acquisition, management may consider a variety of factors, including but not limited to:

•
the location, visibility, accessibility, zoning and use restrictions of the property,
•
the geographic area and demographic characteristics of the community,
•
the local real estate market conditions, including potential for growth, redevelopment, market rents and existing or potential competing properties or retailers,
•
the title status of the property,
•
the quality of construction and design of the improvements on the property and the current physical condition of the property, including the size and age of the improvements on the property,
•
the potential for, and current extent of, any environmental issues on or around the property,
•
the environmental sustainability related factors pertaining to the property,
•
the purchase price,
•
the non-financial lease terms of the proposed acquisition,
•
the availability of funds or other consideration for the proposed acquisition and the cost thereof,
•
the compatibility of the property with NNN's existing Property Portfolio,
•
the property-level operating history,
•
the financial and other characteristics of the existing tenant,
•
the tenant's business plan, operating history and management team,
•
the tenant's industry,
•
the terms of any lease, including the rent to be paid by the tenant,
•
any existing debt encumbering the property which may be assumed in connection with acquiring or refinancing these investments, and
•
the merits relative to other opportunities.

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

Financing Strategy

NNN's financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating and investing strategies while servicing its debt requirements, maintaining its investment grade credit ratings, staggering debt maturities and providing value to NNN's stockholders. NNN's capital resources have and will continue to include, if available, (i) proceeds from issuing debt or equity in the capital markets; (ii) secured or unsecured borrowings from banks or other lenders; (iii) proceeds from the sale of Properties; and (iv) to a lesser extent, by internally generated funds as well as undistributed funds from operations. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

NNN typically expects to fund both its short-term and long-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations, borrowings from its unsecured revolving credit facility ("Credit Facility"), or proceeds from the sale of Properties. As of December 31, 2024, NNN had $9,062,000 of cash, cash equivalents and restricted cash or cash held in escrow and $1,200,000,000 was available for future borrowings under the Credit Facility. NNN may also fund liquidity requirements with new debt or equity issuances, although newly issued debt may be at higher interest rates than the rates on NNN's existing outstanding debt. NNN also has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these sources of liquidity and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

As of December 31, 2024, NNN's ratio of total debt, none of which was secured debt, to total gross assets (before accumulated depreciation and amortization) was approximately 40 percent. The ratio of total debt to total market capitalization was approximately 37 percent. Certain financial agreements, to which NNN is a party, contain covenants that limit NNN's ability to incur additional debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of debt that NNN may incur.

Strategies and Policy Changes

Any of NNN's strategies or policies described above may be changed at any time by NNN without notice to or a vote of NNN's stockholders.

Corporate Sustainability Matters

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

Corporate Sustainability Team. In 2022, NNN created a Corporate Sustainability Team, which reports directly to the Executive Vice President, General Counsel and Secretary, with oversight by the Governance and Nominating Committee of the Board of Directors. The Corporate Sustainability Team, led by the Corporate Sustainability Manager, is comprised of associates from a broad spectrum of seniority levels and departments of the Company. The team has both internal and external projects, including, but not limited to engaging with NNN's tenants on environmental data collection and property level sustainability, creating the annual sustainability report, and regularly engaging with raters and rankers.

Materiality. NNN’s process for assessing materiality includes compiling a range of topics found within global standards, refined based on best corporate responsibility practices published by the National Association of Real Estate Investment Trusts (“Nareit”) and on the practices of similar companies identified through a peer benchmarking exercise. The Corporate Sustainability Team then reviews the resulting categories, topics and definitions to create a Materiality Assessment Survey which is administered to key stakeholders, including all associates, executive management and the Board of Directors. The survey results inform company practices, policies, goals and data tracking mechanisms for relevant impacts. Impacts that occur along NNN’s value chain are also analyzed to understand NNN’s ability to manage or influence others to implement best corporate responsibility practices within their organizations with the goal of working collectively to mitigate impacts on the community and environment. The process is periodically revisited and refined to proactively engage key stakeholders and to keep NNN’s materiality assessment meaningful to stakeholders while monitoring the ever-changing landscape.

Human Capital Development. As of January 31, 2025, the Company employed 83 associates whose hard work and expertise drive the Company's success. Engrained in NNN's talent philosophy is ensuring associates have access to continuing professional and personal development opportunities that are meaningful and relevant to them as they engage in all aspects of NNN's business. Additionally, NNN offers associate mentoring and training programs and formalized talent development programs at all levels within the Company. The success of NNN's efforts to nurture the growth and development of its associates is evident in NNN's average tenure, with nearly half of its associates having been with the Company for 10 or more years. The Company's gender representation has also continued to reflect balance and diversity, with a workforce comprising 57% female and 43% male as of January 31, 2025. More information can also be found in NNN's Human Capital Policy available on the Company's website at www.nnnreit.com.

Total Rewards, Benefits & Work-Life Balance. NNN focuses on additional benefits for its associates in an effort to ensure associates are not only well compensated, but also engaged, developed and satisfied with their work-life balance. There are six key elements to NNN's total rewards system: Compensation, Benefits, Wellness, Work-Life Balance, Professional Development and Recognition. NNN's programs include, but are not limited to, a 401(k) plan with a company match, flexible work schedules, college saving plans, an educational assistance program, parental leave and adoption benefits, flexible spending and health savings accounts, health and wellness events, and access to a state-of-the-art online wellness platform.

Community Service and Partnerships. NNN is committed to expanding educational opportunities, strengthening neighborhoods, and encouraging volunteer service in the communities where associates live and work. NNN sponsors specific volunteer days throughout the year at various charities and organizations, including Ronald McDonald House of Central Florida and Orange County Animal Services. In addition to NNN's donation of time, NNN is also a meaningful benefactor to numerous charities in the Central Florida community, including the Boys and Girls Clubs of Central Florida and Elevate Orlando (a teacher mentor program for high-risk urban youth that help young women and men graduate high school with a plan for the future).

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

Property Portfolio. NNN's Properties are generally leased to tenants under long-term triple-net leases with initial lease terms of 10 to 20 years (plus option terms), which gives NNN's tenants exclusive control over the ability to institute energy conservation and environmental management programs at the Properties. The majority of NNN's tenants are large companies with sophisticated conservation and sustainability programs designed to conserve environmental resources and limit the impact of the use of NNN's Properties on the environment through, among other initiatives, the implementation of green building and lighting standards, emission reduction programs and recycling programs. NNN's leases generally require tenants to fully comply with all environmental laws, rules and regulations, including any remediation requirements. NNN's risk management associates actively monitor any environmental conditions on NNN's Properties to ensure that the tenants meet their obligations to remediate and/or mitigate any open environmental matters. NNN's acquisition process includes obtaining an environmental assessment from a licensed environmental consultant to understand any environmental risks and liabilities associated with a Property and to ensure that the tenant will address any environmental issues. NNN also researches and reviews climate change metrics primarily related to wildfire, water stress and depletion, flooding and sea level rise risks. Furthermore, NNN maintains a portfolio environmental insurance policy that covers substantially all of NNN's Properties for certain environmental risks.

Additionally, NNN's form leases contain "green lease clauses" (to require the tenants to report energy usage and emissions), which NNN encourages tenants to accept during negotiations.

Climate Preparedness. NNN regularly monitors the status of impending natural disasters and the impact of such disasters on its Property Portfolio. In the substantial majority of leases, NNN's tenants are required to carry full replacement cost coverage on all improvements located on the Properties. For those Properties located in a nationally designated flood zone, NNN typically requires the tenants to carry flood insurance pursuant to the federal flood insurance program. For those Properties located in an area of high earthquake risk, NNN aims to require its tenants carry earthquake insurance above what is generally covered in an extended coverage policy. In addition, NNN also carries a contingent extended coverage policy on the Property Portfolio, which provides coverage for certain casualty events, including fire and windstorm. In cases where NNN's tenants do not provide coverage, or if a Property is vacant, NNN carries the necessary direct insurance coverage.

Property Portfolio

As of December 31, 2024, NNN owned 3,568 Properties in 49 states with an aggregate gross leasable area of approximately 36,557,000 square feet, and a weighted average remaining lease term of 10 years. Approximately 98 percent of total Properties were leased as of December 31, 2024.

The following table summarizes NNN's Property Portfolio as of December 31, 2024 (in thousands):

	Size(1)			Total Dollars Invested(2)
	High	Low	Average	High	Low	Average
Land	3,733	5	102	$10,571	$5	$829
Building	313	1	10	45,286	30	2,240

(1)	Approximate square feet.
(2)	Costs vary depending upon size, improvements, local market conditions and other factors.

Leases

The following is a summary of the typical structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. Typically, the Property leases provide for initial terms of 10 to 20 years. As of December 31, 2024, the weighted average remaining lease term of the Property Portfolio was approximately 10 years. The Properties are generally leased under triple-net leases, which require the tenant to pay all utilities and real estate taxes and assessments, to maintain the interior and exterior of the Property, and to carry property and liability insurance coverage. NNN's leases provide for annual base rental payments (generally payable in monthly installments) ranging from $7,000 to $4,085,000 (average of $245,000), and generally provide for limited increases in rent as a result of increases in the Consumer Price Index or fixed increases.

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

As of January 31, 2025, NNN had 66 Properties currently under some level of environmental remediation and/or monitoring. In general, the responsible party (which may include the seller, a previous owner, the tenant or an adjacent or former land owner) is liable for the cost of the environmental remediation for each of these Properties.

Americans with Disabilities Act of 1990 and Similar Local and State Laws

The Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the "ADA"). NNN's tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of January 31, 2025, NNN had not been notified by any governmental authority of, nor is NNN's management aware of, any non-compliance with the ADA that NNN's management believes would have a material adverse effect on its business, financial position or results of operations.

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

Additional Information

NNN's corporate headquarters is located at 450 South Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265–7348.

NNN's website can be accessed at www.nnnreit.com. NNN intends to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to its Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer by providing such information on its website within four days after effecting any amendment to, or granting any waiver under, that code, and NNN will maintain such information on its website for at least twelve months. The information contained on NNN's website does not constitute part of this Form 10-K.

On NNN's website you can also obtain, free of charge, a copy of this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, as soon as reasonably practicable, after NNN files such material electronically with, or furnishes it to, the Securities and Exchange Commission ("Commission" or "SEC"). The public may read and obtain a copy of any materials NNN files electronically with the Commission at www.sec.gov.

Additional information on NNN's website includes the guiding policies adopted by NNN, which include NNN's Corporate Governance Guidelines, Code of Business Conduct, Supplier Code of Conduct and Whistleblower Policy, as well as NNN's position on corporate governance and risk management, social responsibility and environmental practices and their impact in the 2023-24 Corporate Responsibility Report.

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

As of December 31, 2024, approximately,

•
57.3% of the Property Portfolio annual base rent is generated from tenants in five retail lines of trade: convenience stores (17.0%), automotive service (16.9%), full-service and limited-service restaurants (16.2%) and family entertainment centers (7.2%),
•
19.0% of the Property Portfolio annual base rent is generated from five tenants: 7-Eleven (4.5%), Mister Car Wash (4.1%), Dave & Buster's (3.8%), Camping World (3.8%) and GPM Investments (convenience stores) (2.8%), and
•
41.3% of the Property Portfolio annual base rent is generated from properties located in five states: Texas (18.8%), Florida (8.7%), Illinois (5.1%), Georgia (4.5%) and Ohio (4.2%).

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

As of January 31, 2025, less than one percent of total annualized base rent, less than one percent of total Properties and less than one percent of aggregate gross leasable area held in the Property Portfolio, was leased to three tenants that are currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

As of December 31, 2024, NNN owned 54 vacant, un-leased Properties, which accounted for less than two percent of total Properties, and approximately two percent of aggregate gross leasable area held in the Property Portfolio. NNN is actively marketing these Properties for sale or lease but may not be able to sell or lease these Properties on favorable terms or at all.

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
•
telecommunications system failure,
•
service provider error or failure,
•
fraudulent transactions,
•
intentional or unintentional personnel actions,
•
lost connectivity to NNN's networked resources,
•
a failure of disaster recovery system,
•
denial of service attacks,
•
office intrusion due to office or building security failures,
•
data center cooling failure,
•
fire or other catastrophic damage to equipment or facilities,
•
water intrusion to equipment,
•
supply chain attacks, or
•
zero-day attacks.

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

As of December 31, 2024, NNN held mortgages receivable of $454,000, which represented less than one percent of total assets. If a borrower defaults on a mortgage or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the collateral may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN's loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower's pledge of its ownership interests in the entity that owns the real estate or other assets and are typically subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. If a borrower defaults on the debt senior to NNN's loan, or in the event of the bankruptcy of a borrower, NNN's loan will be satisfied only after the borrower's senior creditors' claims are satisfied. Where debt senior to NNN's loans exists, the presence of intercreditor arrangements may limit NNN's ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

Property ownership through joint ventures and partnerships could limit NNN's control of those investments.

Joint ventures or partnerships involve risks not otherwise present for direct investments by NNN. It is possible that NNN's co-venturers or partners may have different interests or goals than NNN at any time, and they may take actions contrary to NNN's requests, policies or objectives, including NNN's policy with respect to maintaining its qualification as a REIT. Other risks of joint venture or partnership investments include impasses on decisions because in some instances no single co-venturer or partner has full control over the joint venture or partnership, respectively, or the co-venturer or partner may become insolvent, bankrupt or otherwise unable to contribute to the joint venture or partnership, respectively. Further, disputes may develop with a co-venturer or partner over decisions affecting the property, joint venture or partnership that may result in litigation, arbitration or some other form of dispute resolution.

Risks Related to Financing NNN's Business

NNN may be unable to obtain debt or equity capital on favorable terms, if at all.

NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Nearly all of NNN's debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities range from 2025 to 2052. NNN's ability to make these scheduled principal payments may be adversely impacted by NNN's inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive which would have an adverse impact on NNN's business, financial condition and results of operations.

The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN's business and financial condition.

As of December 31, 2024, NNN had outstanding debt, including total unsecured notes payable of $4,373,803,000 and no outstanding balance on the Credit Facility. NNN's organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional debt and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN's financial condition and results of operations, as well as NNN's ability to pay principal and interest on the outstanding debt or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations.

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

As of December 31, 2024, NNN had approximately $4,373,803,000 of outstanding debt, none of which was secured debt. NNN's unsecured debt instruments contain various restrictive covenants which include, among others, provisions restricting NNN's ability to:

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

As of January 31, 2025, NNN had 66 Properties currently under some level of environmental remediation and/or monitoring. In general, the responsible party (which may include the seller, a previous owner, the tenant or an adjacent or former land owner) is liable for the cost of the environmental remediation for each of these Properties.

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

NNN intends to operate in a manner that will allow NNN to continue to qualify as a REIT. NNN believes it has been organized as, and its past and present operations qualify NNN as a REIT. However, the Internal Revenue Service (“IRS”) could successfully assert that NNN is not qualified as such. In addition, NNN may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within NNN's control. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for NNN to qualify, or desirable to continue, as a REIT or avoid significant tax liability.

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

To maintain its status as a REIT for United States federal income tax purposes, NNN must meet certain requirements on an ongoing basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN's funds are otherwise needed to fund expenditures or debt service requirements. NNN generally will not be subject to federal income taxes on taxable income it distributes to stockholders, providing it meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2024, NNN believes it has qualified as a REIT. Notwithstanding NNN's qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in NNN's charter may inhibit market activity in NNN's shares of stock and restrict NNN's business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50 percent in value of NNN's issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns NNN's shares of stock under this requirement. Additionally, at least 100 persons must beneficially own NNN's shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that NNN meets these tests, among other purposes, NNN's charter restricts the acquisition and ownership of NNN's shares of stock.

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

The Properties, as commercial facilities, are required to comply with the ADA. NNN's tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of January 31, 2025, NNN had not been notified by any governmental authority of, nor is NNN's management aware of, any non-compliance with the ADA that NNN's management believes would have a material adverse effect on its business, financial position or results of operations.

General Risks

NNN's loss of key management personnel could adversely affect performance and the value of its securities.

NNN is dependent on the efforts of its key management. As of January 31, 2025, the executive team and senior managers average over 20 years of experience with NNN. Competition for senior management personnel can be intense and NNN may not be able to retain its key management. Although NNN believes qualified replacements could be found for any departures of key management, the loss of their services could adversely affect NNN's performance and the value of its securities.

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

An epidemic or pandemic and/or the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the other risks, and may significantly disrupt NNN's tenants' ability to operate their businesses and/or pay rent to NNN or prevent NNN from operating its business in the ordinary course for an extended period.

An epidemic or pandemic, or the government mandates implemented to address such epidemic or pandemic, could have a material and adverse effect on or cause disruption to NNN's business or financial condition, results of operations, cash flows and the market value and trading price of NNN's securities due to, among other factors:

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

With oversight from the Board of Directors, NNN's management is responsible for managing all cyber risks and overseeing NNN's security programs. Primary cybersecurity risk oversight has been delegated to the Audit Committee. The Chief Accounting and Technology Officer (the "CATO") oversees NNN's security programs and its Incident Response Policy and Plan and provides direct oversight and guidance to the technology team that manages NNN's day-to-day technology and cybersecurity operations. The CATO has been with NNN for over 25 years and has overseen NNN's information systems, including its cyber risk management program, for the last 15 years. The technology team has the appropriate educational background and certifications in the area of information security governance and technical controls, penetration testing and vulnerability assessments, incident response and digital forensics and secure systems design and architecture.

The Audit Committee cybersecurity risk oversight role includes: (i) reviewing and approving technology security policies and internal cybersecurity controls, (ii) monitoring cybersecurity and information security exposures, and (iii) confirming management has adequate procedures in place to not only control and limit these exposures but also to timely respond to any cyber incident. NNN's cybersecurity risk profile and cybersecurity program status, including results of any third-party evaluations are reported to the Audit Committee by the CATO.

NNN's information systems process and store critical and sensitive NNN data. Management and the Board of Directors are committed to protecting NNN systems and data through layered perimeter, interrogation and access controls, as well as following a constant process of researching, assessing, patching and remediating. Processes to assess, identify, isolate, remediate and manage cybersecurity risks have been integrated into NNN's overall risk management system. Below are examples of actions NNN takes to protect NNN's information systems and data from cybersecurity risk:

•
Align systems and processes with best practices, including the National Institute of Standards and Technology Cybersecurity Framework, for securing NNN information systems and data;
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
•
Cybersecurity risk management is periodically reviewed with NNN's Enterprise Risk Management Team;
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

Management is aware that preventive measures cannot prevent all cyber incidents. The CATO has direct oversight over the Company's security programs on a daily basis. When a cyber incident occurs, NNN's actions are guided by an incident response plan decision tree to (i) detect, contain and eradicate any threats, (ii) assess materiality, (iii) notify internal parties and the Audit Committee Chairperson, (iv) recover any compromised NNN data and information systems, (v) limit impacts of any such incident on NNN's operations, and (vi) report any such incident as require by law or as otherwise necessary. For a detailed discussion of risks from cybersecurity threats, please see “Item 1A. Risk Factors.”

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

Performance Graphs

Set forth below is a line graph comparing the cumulative total stockholder return on NNN's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“FNER”) and the S&P 500 Index (“S&P 500”) for the five-year period commencing December 31, 2019 and ending December 31, 2024. The graph assumes an investment of $100 on December 31, 2019.

Comparison to Five-Year Cumulative Total Return

Indexed Total Return
(As of December 31, 2024)
300
250
200
150
100
50
0
Index Value
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Period Ending
FNER
S&P 500
NNN

Set forth below is a line graph comparing the cumulative total stockholder return on NNN's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FNER and the S&P 500 for the twenty-five-year period commencing December 31, 1999 and ending December 31, 2024. The graph assumes an investment of $100 on December 31, 1999.

Comparison to Twenty-Five-Year Cumulative Total Return

Indexed Total Return
(As of December 31, 2024)
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
Index Value
Dec-99
Dec-00
Dec-01
Dec-02
Dec-03
Dec-04
Dec-05
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Period Ending
FNER
S&P 500
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

In January 2025, NNN declared dividends payable to its stockholders of $108,335,000, or $0.580 per share, of common stock.

Holders

On January 31, 2025, there were 1,425 registered holders of record of NNN's common stock. Many of NNN's shares of common stock are held by brokers and institutions on behalf of stockholders, NNN is unable to estimate the total number of stockholders represented by these record holders.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses 2024 and 2023 and year-to-year comparisons. Discussions of 2023 and 2022 year-to-year comparisons that are not included in this annual report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission ("Commission" or "SEC") on February 8, 2024.

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

As of December 31, 2024, NNN owned 3,568 Properties in 49 states, with an aggregate gross leasable area of approximately 36,557,000 square feet, and a weighted average remaining lease term of 10 years. Approximately 98 percent of the Properties were leased as of December 31, 2024.

NNN's management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. Key indicators include items such as: the composition of the Property Portfolio (such as tenant, line of trade and geographic diversification), the occupancy rate of the Property Portfolio, certain financial performance metrics and profitability measures, industry trends and industry performance compared to that of NNN.

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

NNN continues to maintain its diversification by tenant, line of trade and geography. NNN's largest line of trade concentrations are the convenience store (17.0%), automotive service (16.9%), restaurant (16.2%) (including full and limited service) and family entertainment centers (7.2%) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN's management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the southeast (25.5%) and south (24.7%) United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

As of December 31, 2024 and 2023, the Property Portfolio remained at least 98 percent leased and had a weighted average remaining lease term of approximately 10 years. High occupancy levels coupled with a net lease structure, provides enhanced probability of achieving consistent operating results.

Critical Accounting Estimates

The preparation of NNN's consolidated financial statements in conformance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. Estimates are sensitive to evaluations by management about current and future expectations of market and economic conditions. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on NNN's consolidated financial statements. A summary of NNN's accounting policies and procedures is included in Note 1 of the December 31, 2024 Consolidated Financial Statements. Management believes the following critical accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of NNN's consolidated financial statements.

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

New Accounting Pronouncements. Refer to Note 1 of the December 31, 2024, Consolidated Financial Statements for a summary and the anticipated impact of each accounting pronouncement on NNN's financial position and results of operations.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio as of December 31:

	2024	2023
Properties Owned:
Number	3,568	3,532
Total gross leasable area (square feet)	36,557,000	35,966,000
Properties:
Leased and unimproved land	3,514	3,514
Percent of Properties – leased and unimproved land	98%	99%
Weighted average remaining lease term (years)	10	10
Total gross leasable area (square feet) – leased	35,826,000	35,683,000
Total annualized base rent	$860,562,000	$818,749,000

(1)	Annualized base rent is calculated by multiplying the monthly cash base rent in place on each respective date by 12.

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2024:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2025	3.2%	132	874,000	2031	7.0%	184	2,655,000
2026	4.2%	204	1,981,000	2032	5.1%	183	1,804,000
2027	7.6%	231	3,401,000	2033	4.6%	134	1,398,000
2028	5.8%	255	2,306,000	2034	5.8%	182	2,398,000
2029	4.6%	143	2,083,000	Thereafter	47.7%	1,711	14,840,000
2030	4.4%	154	2,086,000

(1)	Based on the annualized base rent for all leases in place as of December 31, 2024.
(2)	Square feet.

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of Annual Base Rent(1)
	Lines of Trade	2024	2023
1.	Convenience stores	17.0%	16.4%
2.	Automotive service	16.9%	15.6%
3.	Restaurants – limited service	8.4%	8.5%
4.	Restaurants – full service	7.8%	8.7%
5.	Family entertainment centers	7.2%	6.4%
6.	Recreational vehicle dealers, parts and accessories	5.1%	4.6%
7.	Theaters	4.0%	4.1%
8.	Health and fitness	3.9%	4.5%
9.	Equipment rental	3.2%	3.0%
10.	Wholesale clubs	2.4%	2.5%
11.	Automotive parts	2.4%	2.5%
12.	Drug stores	2.2%	2.4%
13.	Home improvement	2.1%	2.2%
14.	Medical service providers	1.7%	1.7%
15.	General merchandise	1.4%	1.4%
16.	Furniture	1.3%	2.0%
17.	Pet supplies and services	1.3%	1.1%
18.	Consumer electronics	1.3%	1.4%
19.	Travel plazas	1.2%	1.3%
20.	Home furnishings	1.1%	1.3%
	Other	8.1%	8.4%
		100.0%	100.0%

Based on annualized base rent for all leases in place on each respective date.
(1)	$860,562,000 as of December 31, 2024.
(2)	$818,749,000 as of December 31, 2023.

The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2024:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	575	18.8%
2.	Florida	276	8.7%
3.	Illinois	167	5.1%
4.	Georgia	175	4.5%
5.	Ohio	193	4.2%
6.	Tennessee	153	3.8%
7.	North Carolina	161	3.7%
8.	Indiana	149	3.6%
9.	Arizona	81	3.2%
10.	Virginia	118	3.2%
	Other	1,520	41.2%
		3,568	100.0%

(1)	Based on the annualized base rent for all leases in place as of December 31, 2024.

Property Acquisitions. The following table summarizes the Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2024	2023
Acquisitions:
Number of Properties	75	165
Gross leasable area (square feet)(1)	1,486,000	1,281,000
Cap rate(2)	7.7%	7.3%
Total dollars invested(3)	$565,416	$819,710

(1)	Includes additional square footage from completed construction on existing Properties.
(2)	The cap rate is a weighted average, calculated as the initial cash annual base rent divided by the total purchase price of the Properties.
(3)	Includes dollars invested in projects under construction or tenant improvements for each respective year.

NNN typically funds Property acquisitions either through borrowings under NNN's Credit Facility (as defined in "Capital Structure – Line of Credit Payable"), by issuing its debt or equity securities in the capital markets, with undistributed funds from operations or with proceeds from the sale of Properties.

Property Dispositions. The following table summarizes the properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2024	2023
Number of properties	41	45
Gross leasable area (square feet)	849,000	293,000
Net sales proceeds	$148,658	$115,716
Net gain on disposition of real estate	$42,290	$47,485
Cap rate(1)	7.3%	5.9%

(1)	The cap rate is a weighted average of properties occupied at disposition, calculated as the cash annual base rent divided by the total gross proceeds received for the properties.

NNN typically uses the disposition proceeds to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenues

The following summarizes NNN's revenues for each of the years ended December 31 (dollars in thousands):

	2024	2023	2024 Versus 2023
Rental Revenues(1)	$848,657	$807,327	5.1%
Real estate expenses reimbursed from tenants	18,811	18,763	0.3%
Rental income	867,468	826,090	5.0%
Interest and other income from real estate transactions	1,798	2,021	(11.0)%
Total revenues	$869,266	$828,111	5.0%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").

Rental Income. Rental income increased for the year ended December 31, 2024, as compared to the same period in 2023. The increase is primarily due to the Rental Revenues from NNN's recent Property acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions").

Analysis of Expenses

The following summarizes NNN's expenses for the year ended December 31 (dollars in thousands):

	2024	2023	2024 Versus 2023
General and administrative	$44,287	$43,746	1.2%
Real estate:
Reimbursed from tenants	18,811	18,763	0.3%
Non-reimbursed	13,506	9,615	40.5%
Total real estate	32,317	28,378	13.9%
Depreciation and amortization	249,681	238,625	4.6%
Leasing transaction costs	99	299	(66.9)%
Impairment losses – real estate, net of recoveries	6,632	5,990	10.7%
Executive retirement costs	668	3,454	(80.7)%
Total operating expenses	$333,684	$320,492	4.1%

Interest and other income	$(2,980)	$(1,134)	162.8%
Interest expense	184,017	163,898	12.3%
Total other expenses	$181,037	$162,764	11.2%

As a percentage of total revenues:
General and administrative	5.1%	5.3%
Non-reimbursed real estate	1.6%	1.2%

Real Estate. Total real estate expenses increased for the year ended December 31, 2024, as compared to the same period in 2023. NNN focuses on non-reimbursed real estate expenses (total real estate expenses, net of reimbursements from tenants). These expenses are typically attributable to (i) Properties for which the lease terms do not obligate the tenant to pay certain operating expenses or (ii) vacant Properties. Non-reimbursed real estate expenses increased in amount and as a percentage of total revenues for the year ended December 31, 2024 as compared to the same period in 2023 primarily due to a minor increase in the number of vacant properties.

Depreciation and Amortization. Depreciation and amortization expenses increased in amount for the year ended December 31, 2024, as compared to the same period in 2023. The increase is primarily attributable to the increase in NNN's Property Portfolio from recent acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions"), and is partially offset by recent dispositions (see "Results of Operations – Property Analysis – Property Dispositions").

Impairment Losses – Real Estate, Net of Recoveries. As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries for the years ended December 31, 2024 and 2023, which were less than one percent of NNN's total assets for the respective years as reported on the Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to retail tenants under long-term net leases, the inherent risks of owning commercial real estate, and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Executive Retirement Costs. In April 2022, the former President and Chief Executive Officer retired from employment, as contemplated under the Company's long-term executive succession planning process and as previously announced in January 2022. In addition, in January 2024, the former Executive Vice President, General Counsel and Secretary retired from employment as previously announced in November 2023. During the years ended December 31, 2024 and 2023, NNN recorded executive retirement costs in connection with the long-term incentive compensation related to these retirement and transition agreements.

Interest Expense. Interest expense increased for the year ended December 31, 2024, compared to the same period in 2023. The following represents the primary changes in fixed rate long-term debt that impacted interest expense (dollars in thousands):

Transaction	Effective Date	Principal	Stated Rate	Original Maturity
Issuance 2033 Notes	August 2023	$500,000	5.600%	October 2033
Issuance 2034 Notes	May 2024	500,000	5.500%	June 2034
Redemption 2024 Notes	June 2024	(350,000)	3.900%	June 2024

The increase in interest expense was partially offset by the Credit Facility having a weighted average outstanding balance of $60,775,000 with a weighted average interest rate of 6.25% for the year ended December 31, 2024, compared to a weighted average outstanding balance of $169,620,000 with a weighted average interest rate of 5.86% for the year ended December 31, 2023.

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

Properties are leased to tenants under long-term triple-net leases which typically require the tenant to pay certain operating expenses for a Property, thus, NNN's exposure to inflation is reduced with respect to these expenses. Inflation may have an adverse impact on NNN's tenants and challenge their ability to meet lease obligations, including to pay rent. See "Item 1A. Risk Factors."

Liquidity and Capital Resources

NNN's demand for funds has been and will continue to be primarily for (i) payment of operating expenses and dividends, (ii) property acquisitions and construction commitments, (iii) capital expenditures, (iv) payment of principal and interest on its outstanding debt, and (v) other investments.

Financing Strategy. NNN's financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating and investing strategies while servicing its debt requirements, maintaining its investment grade credit rating, staggering debt maturities and providing value to NNN's stockholders. NNN's capital resources have and will continue to include, if available (i) proceeds from issuing debt or equity in the capital markets; (ii) secured or unsecured borrowings from banks or other lenders; (iii) proceeds from the sale of Properties; and (iv) to a lesser extent, by internally generated funds as well as undistributed funds from operations. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

NNN typically expects to fund both its short-term and long-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations, borrowings from NNN's Credit Facility or proceeds from the sale of Properties. As of December 31, 2024, NNN had $9,062,000 of cash, cash equivalents and restricted cash or cash held in escrow and $1,200,000,000 was available for future borrowings under the Credit Facility. NNN may also fund liquidity requirements with new debt or equity issuances, although newly issued debt may be at higher interest rates than the rates on NNN's existing outstanding debt. NNN has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these sources of liquidity and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

As of December 31, 2024, NNN's ratio of total debt, none of which was secured debt, to total gross assets (before accumulated depreciation and amortization) was approximately 40 percent. The ratio of total debt to total market capitalization was approximately 37 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN's ability to incur additional debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of debt that NNN may incur.

Cash Flows. NNN had $9,062,000 of cash, cash equivalents and restricted cash, of which $331,000 was restricted cash or cash held in escrow at December 31, 2024. The table below summarizes NNN's cash flows for each of the years ended December 31 (dollars in thousands):

	2024	2023
Cash, cash equivalents and restricted cash:
Provided by operating activities	$635,504	$612,410
Used in investing activities	(424,336)	(680,660)
Provided by (used in) financing activities	(207,261)	66,627
Increase (decrease) in cash, cash equivalents and restricted cash	3,907	(1,623)
Cash, cash equivalents and restricted cash at the beginning of the year	5,155	6,778
Cash, cash equivalents and restricted cash at the end of the year	$9,062	$5,155

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received primarily from rental income less cash used for general and administrative and interest expenses. NNN's cash flow from operating activities has been sufficient to pay the distributions for each year presented. The change in cash provided by operations for the years ended December 31, 2024 and 2023, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are primarily attributable to acquisitions and dispositions of Properties as discussed in "Results of Operations - Property Analysis." NNN typically uses cash on hand, borrowings from its Credit Facility or proceeds from the sale of Properties to fund the acquisition of its Properties.

Financing Activities. NNN's financing activities for the year ended December 31, 2024, included the following significant transactions:

•
$132,000,000 in net repayments of NNN's Credit Facility,
•
$489,390,000 in net proceeds from the issuance in May of the 5.500% notes payable due in June 2034,
•
$350,000,000 payment in June for the redemption of the 3.900% notes payable due in June 2024,
•
$211,619,000 from the issuance of 4,652,100 shares of common stock in connection with the at-the-market equity program ("ATM"),
•
$2,634,000 from the issuance of 64,654 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”), and
•
$420,239,000 in dividends paid to common stockholders.

Material Cash Requirements

NNN's material cash requirements include (i) long-term debt maturities; (ii) interest on long-term debt; (iii) common stock dividends (although all future distributions will be declared and paid at the discretion of the Board of Directors); and (iv) to a lesser extent, Property construction and other Property related costs that may arise.

The table presents material cash requirements related to NNN's long-term obligations outstanding as of December 31, 2024 (see "Capital Structure") (dollars in thousands):

	Date of Obligation
	Total	2025	2026	2027	2028	2029	Thereafter
Long-term debt(1)	$4,450,000	$400,000	$350,000	$400,000	$400,000	$—	$2,900,000
Long-term debt – interest(2)	2,062,506	176,250	161,725	146,733	132,067	118,450	1,327,281
Total contractual cash obligations	$6,512,506	$576,250	$511,725	$546,733	$532,067	$118,450	$4,227,281

(1)	Includes only principal amounts outstanding under notes payable and excludes unamortized note discounts and debt costs.
(2)	Interest calculation on notes payable based on stated rate of the principal amount.

Property Construction. NNN has committed to fund construction of 15 Properties. The improvements of such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at December 31, 2024, are outlined in the table below (dollars in thousands):

Total commitment(1)	$165,550
Less amount funded	(116,767)
Remaining commitment	$48,783

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As of December 31, 2024, NNN owned 54 vacant, un-leased Properties which accounted for less than two percent of total Properties and approximately two percent of aggregate gross leasable area held in the Property Portfolio.

Additionally, as of January 31, 2025, less than one percent of total annualized base rent, less than one percent of total Properties, and less than one percent of aggregate gross leasable area held in the Property Portfolio, was leased to three tenants currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

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

The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (dollars in thousands, except per share data):

	2024	2023
Dividends	$420,239	$404,458
Per share	2.290	2.230

The following table presents the characterizations for tax purposes of NNN's common stock dividends for the years ended December 31:

	2024		2023
Ordinary dividends(1)	$2.286498	99.8471%	$2.192636	98.3245%
Nontaxable distributions	0.003502	0.1529%	0.037364	1.6755%
	$2.290000	100.0000%	$2.230000	100.0000%

(1)	Eligible for the 20% qualified business income deduction under section 199A of the Internal Revenue Code of 1986, as amended (the "Code").

On January 14, 2025, NNN declared a dividend of $0.580 per share, payable February 14, 2025, to its common stockholders of record as of January 31, 2025.

Capital Structure

NNN has used, and expects to use in the future, various forms of debt and equity securities primarily to fund property acquisitions and construction on its Properties and to pay down or refinance its outstanding debt.

The following is a summary of NNN's total outstanding debt as of December 31 (dollars in thousands):

	2024	Percentage of Total	2023	Percentage of Total
Line of credit payable	$—	—%	$132,000	3.0%
Notes payable	4,373,803	100.0%	4,228,544	97.0%
Total outstanding debt	$4,373,803	100.0%	$4,360,544	100.0%

Line of Credit Payable. In April 2024, NNN amended and restated its credit agreement to increase borrowing capacity under its unsecured revolving credit facility from $1,100,000,000 to $1,200,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new credit facility, the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $60,775,000 and a weighted average interest rate of 6.25% during the year ended December 31, 2024. The Credit Facility has a base interest rate of the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Consolidated Balance Sheet. As of December 31, 2024, there was no outstanding balance and $1,200,000,000 was available for future borrowings under the Credit Facility.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2024, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the debt under the Credit Facility to be accelerated and may impair NNN's access to the debt and equity markets and limit NNN's ability to pay dividends to its stockholders, each of which would likely have a material adverse impact on NNN's financial condition and results of operations.

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

Debt Securities – Notes Payable. Each of NNN's outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2025	October 2015	$400,000	$964	$399,036	4.000%	4.029%	November 2025(4)(5)
2026	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026(4)
2027	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027(4)
2028	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028(4)
2030	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030
2033	August 2023	500,000	11,620	488,380	5.600%	5.905%	October 2033
2034	May 2024	500,000	6,160	493,840	5.500%	5.662%	June 2034
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052

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

NNN entered into forward starting swaps which hedged the risk of changes in forecasted interest payments on the forecasted issuance of long-term debt. Upon the issuance of a series of unsecured notes, NNN terminated such derivatives as outlined in the following table (dollars in thousands):

Notes	Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated (1)	Fair Value Deferred In Other Comprehensive Income(2)
2025	October 2015	Four forward starting swaps	$300,000	$13,369	$13,369
2026	December 2016	Two forward starting swaps	180,000	(13,352)	(13,345)
2027	September 2017	Two forward starting swaps	250,000	7,690	7,688
2028	September 2018	Two forward starting swaps	250,000	(4,080)	(4,080)
2030	March 2020	Three forward starting swaps	200,000	13,141	13,141
2052	September 2021	Two forward starting swaps	120,000	1,584	1,584

(1)	The deferred liability (asset) is being amortized over the term of the respective notes using the effective interest method.
(2)	The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.

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

In connection with the outstanding note offerings, NNN incurred debt issuance costs totaling $43,820,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and presented as a reduction to notes payable and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indentures pursuant to which NNN's notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2024, NNN was in compliance with those covenants. NNN's failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN's stockholders which would likely have a material adverse impact on NNN's financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2024.

Equity Securities

At-The-Market Offerings. NNN has established an ATM which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's ATM:

	2023 ATM	2020 ATM
Shelf registration statement:
Effective date	August 2023	August 2020
Termination date	August 2026	August 2023
Total allowable shares	17,500,000	17,500,000
Total shares issued as of December 31, 2024	4,652,100	7,722,511

The following table outlines the common stock issuances pursuant to NNN's ATM for the years ended December 31 (dollars in thousands, except per share data):

	2024	2023
Shares of common stock	4,652,100	650,135
Average price per share (net)	$45.49	$43.52
Net proceeds	$211,619	$28,292
Stock issuance costs(1)	$3,242	$858

(1)	Stock issuance costs consist primarily of underwriters' and agent's fees and commissions, and legal and accounting fees.

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

	2024	2023
Shares of common stock	64,654	76,229
Net proceeds	$2,634	$3,082

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate long-term debt which is used to finance NNN's Property acquisitions and development activities, as well as for general corporate purposes. NNN's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt and periodically uses derivatives to hedge the interest rate risk of future borrowings. As of December 31, 2024, NNN had no outstanding derivatives.

As of December 31, 2024, NNN's variable rate Credit Facility had no outstanding balance. For the year ended December 31, 2024, the Credit Facility had a weighted average outstanding balance of $60,775,000 and a weighted average interest rate of 6.25% compared to a weighted average outstanding balance of $169,620,000 and a weighted average interest rate of 5.86% for 2023.

The information in the table below summarizes NNN's market risks associated with its outstanding debt obligations. The table presents, by year of expected maturity, principal payments and related interest rates for debt obligations outstanding as of December 31, 2024. The table incorporates only those debt obligations that existed as of December 31, 2024, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN's hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by less than one percent for the year ended December 31, 2024.

Debt Obligations(1) (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Effective Interest Rate
2025	$—	—	$400,000	4.03%
2026	—	—	350,000	3.73%
2027	—	—	400,000	3.55%
2028	—	—	400,000	4.39%
2029	—	—	—	—
Thereafter	—	—	2,900,000	4.22%	(3)
Total	$—	—	$4,450,000	4.12%
Fair Value:
December 31, 2024	$—		$3,894,030
December 31, 2023	$132,000		$3,801,367

(1)	NNN's unsecured debt obligations have a weighted average interest rate of 4.1% and a weighted average maturity of 12.1 years.
(2)

Includes NNN's notes payable, each exclude unamortized discounts and debt costs. The fair value is based upon quoted market prices as of the close of the year, which is a Level 1 valuation since NNN's notes payable are publicly traded on the over-the-counter market.

(3)	Weighted average effective interest rate for years after 2029.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NNN REIT, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited NNN REIT, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NNN REIT, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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

February 11, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NNN REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NNN REIT, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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

Valuation of Real Estate Acquisitions
Description of the Matter

As discussed in Note 1 of the consolidated financial statements, real estate asset acquisitions require allocation of consideration to the acquired tangible assets, consisting of land, building and tenant improvements and, if applicable, to identified intangible assets and liabilities, based on their respective fair values. For the year ended December 31, 2024, the Company completed $411 million of real estate acquisitions accounted for as asset acquisitions.

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

At December 31, 2024, held and used real estate assets were $8,746 million. As discussed in Notes 1 and 2 of the consolidated financial statements, the Company assesses held and used real estate assets for impairment when certain events or changes in circumstances indicate the carrying amount of the asset may not be recoverable through operations. When impairment indicators are determined to be present, the Company first performs a recoverability test by comparing the undiscounted future cash flows of the real estate asset to the net carrying value. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of the asset, the Company determines the fair value of the real estate asset and recognizes an impairment loss if the carrying amount of the asset exceeds its fair value.

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

To test the Company’s impairment assessment over held and used real estate assets, our audit procedures included, among others, assessing the methodologies used by management, testing the market rent assumption used to develop the estimates of future cash flows, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We evaluated the historical accuracy of the Company’s estimates by performing a historical look back on market rent assumptions. For certain properties, we involved our real estate valuation specialists to evaluate management’s market rent assumptions by benchmarking against comparable properties.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.
Orlando, Florida

February 11, 2025

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

ASSETS	December 31, 2024	December 31, 2023
Real estate portfolio, net of accumulated depreciation and amortization	$8,746,168	$8,535,851
Cash and cash equivalents	8,731	1,189
Restricted cash and cash held in escrow	331	3,966
Receivables, net of allowance of $617 and $669, respectively	2,975	3,649
Accrued rental income, net of allowance of $4,156 and $4,168, respectively	34,005	34,611
Debt costs, net of accumulated amortization of $27,002 and $23,952, respectively	8,958	3,243
Other assets	71,560	79,459
Total assets	$8,872,728	$8,661,968
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$—	$132,000
Notes payable, net of unamortized discount and unamortized debt costs	4,373,803	4,228,544
Accrued interest payable	29,699	34,374
Other liabilities	106,951	109,593
Total liabilities	4,510,453	4,504,511
Commitments and contingencies (Note 11)
Equity:
Stockholders' equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 187,540,929 and 182,474,770 shares issued and outstanding, respectively	1,877	1,826
Capital in excess of par value	5,197,644	4,971,625
Accumulated deficit	(829,287)	(805,883)
Accumulated other comprehensive income (loss)	(7,959)	(10,111)
Total equity	4,362,275	4,157,457
Total liabilities and equity	$8,872,728	$8,661,968

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Rental income	$867,468	$826,090	$771,618
Interest and other income from real estate transactions	1,798	2,021	1,435
	869,266	828,111	773,053
Operating expenses:
General and administrative	44,287	43,746	41,695
Real estate	32,317	28,378	26,281
Depreciation and amortization	249,681	238,625	223,834
Leasing transaction costs	99	299	320
Impairment losses – real estate, net of recoveries	6,632	5,990	8,309
Executive retirement costs	668	3,454	7,520
	333,684	320,492	307,959
Gain on disposition of real estate	42,290	47,485	17,443
Earnings from operations	577,872	555,104	482,537
Other expenses (revenues):
Interest and other income	(2,980)	(1,134)	(149)
Interest expense	184,017	163,898	148,065
	181,037	162,764	147,916
Net earnings	396,835	392,340	334,621
Loss attributable to noncontrolling interests	—	—	5
Net earnings attributable to stockholders	$396,835	$392,340	$334,626
Net earnings per share:
Basic	$2.16	$2.16	$1.89
Diluted	$2.15	$2.16	$1.89
Weighted average shares outstanding:
Basic	183,688,562	181,200,040	176,403,656
Diluted	184,043,841	181,689,723	177,067,865
Other comprehensive income:
Net earnings attributable to stockholders	$396,835	$392,340	$334,626
Amortization of interest rate hedges	2,152	2,471	2,374
Comprehensive income attributable to stockholders	398,987	394,811	337,000
Comprehensive loss attributable to noncontrolling interests	—	—	(5)
Total comprehensive income	$398,987	$394,811	$336,995

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2024, 2023 and 2022

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

Years Ended December 31, 2024, 2023 and 2022

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

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Years Ended December 31, 2024, 2023 and 2022

(dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2023	$1,826	$4,971,625	$(805,883)	$(10,111)	$4,157,457
Net earnings	—	—	396,835	—	396,835
Dividends declared and paid:
$2.290 per share of common stock	1	2,543	(420,239)	—	(417,695)
Issuance of common stock:
36,614 shares – director compensation	—	1,279	—	—	1,279
4,060 shares – stock purchase plan	—	176	—	—	176
4,652,100 shares – ATM equity program	47	214,814	—	—	214,861
342,675 restricted shares – net of forfeitures	3	(3)	—	—	—
Stock issuance costs	—	(3,328)	—	—	(3,328)
Amortization of deferred compensation	—	10,538	—	—	10,538
Amortization of interest rate hedges	—	—	—	2,152	2,152
Balances at December 31, 2024	$1,877	$5,197,644	$(829,287)	$(7,959)	$4,362,275

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$396,835	$392,340	$334,621
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	249,681	238,625	223,834
Impairment losses – real estate, net of recoveries	6,632	5,990	8,309
Amortization of notes payable discount	2,926	2,074	1,691
Amortization of debt costs	5,993	4,943	4,734
Amortization of mortgages payable premium	—	(21)	(87)
Amortization of interest rate hedges	2,152	2,471	2,374
Gain on disposition of real estate	(42,290)	(47,485)	(17,443)
Performance incentive plan expense	12,835	13,375	17,330
Performance incentive plan payment	(1,274)	(916)	(103)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease (increase) in receivables	674	(853)	358
Decrease (increase) in accrued rental income	(294)	(7,453)	3,559
Decrease (increase) in other assets	(190)	243	424
Increase (decrease) in accrued interest payable	(4,675)	10,548	(97)
Increase (decrease) in other liabilities	6,581	(1,550)	(1,217)
Other	(82)	79	68
Net cash provided by operating activities	635,504	612,410	578,355
Cash flows from investing activities:
Proceeds from the disposition of real estate	149,834	116,334	66,962
Additions to real estate	(572,874)	(795,791)	(842,872)
Principal payments received on mortgages and notes receivable	599	559	521
Other	(1,895)	(1,762)	(2,242)
Net cash used in investing activities	(424,336)	(680,660)	(777,631)

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Proceeds from line of credit payable	$545,500	$872,500	$688,000
Repayment of line of credit payable	(677,500)	(906,700)	(521,800)
Repayment of mortgages payable	—	(9,947)	(664)
Proceeds from notes payable	493,840	488,380	—
Repayment of notes payable	(350,000)	—	—
Payment of debt issuance costs	(13,127)	(4,510)	(199)
Proceeds from issuance of common stock	217,581	32,328	253,972
Stock issuance costs	(3,316)	(966)	(3,761)
Payment of common stock dividends	(420,239)	(404,458)	(380,538)
Noncontrolling interest distributions	—	—	(278)
Net cash provided by (used in) financing activities	(207,261)	66,627	34,732
Net increase (decrease) in cash, cash equivalents and restricted cash	3,907	(1,623)	(164,544)
Cash, cash equivalents and restricted cash at beginning of year(1)	5,155	6,778	171,322
Cash, cash equivalents and restricted cash at end of year(1)	$9,062	$5,155	$6,778
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$183,426	$148,169	$140,331
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$2,152	$2,471	$2,374
Right-of-use asset recorded in connection with lease liability	$—	$6,401	$—
Change in work in progress accrual	$(7,458)	$23,103	$4,468

(1)
Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Consolidated Balance Sheets. As of December 31, 2024, 2023 and 2022, NNN had restricted cash of $331, $3,966 and $4,273, respectively.

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2024, 2023 and 2022

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

December 31, 2024
Property Portfolio:
Total Properties	3,568
Gross leasable area (square feet) (unaudited)	36,557,000
States	49
Weighted average remaining lease term (years)	10

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") guidance included in Topic 280, Segment Reporting, NNN's operations are reported within one reportable segment in the consolidated financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties. Additional disclosure in "Note 9 – Segment Information."

Principles of Consolidation. NNN's consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates, including transactions whereby NNN has been determined to be the primary beneficiary in accordance with the FASB ASC guidance included in Topic 810, Consolidation. All significant intercompany account balances and transactions have been eliminated.

NNN consolidates certain joint venture development entities based upon either NNN being the primary beneficiary of the respective variable interest entity or NNN having a controlling interest over the respective entity. NNN records a noncontrolling interest for its non-NNN ownership of consolidated entities. As of December 31, 2024, NNN had no interest in any variable interest entities.

Real Estate Portfolio. NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest, third-party costs and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. For the years ended December 31, 2024, 2023 and 2022, NNN recorded $5,805,000, $4,286,000 and $881,000, respectively, in capitalized interest during development.

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

NNN completed $410,969,000 and $599,480,000 of real estate acquisitions during the year ended December 31, 2024 and 2023, respectively. Additionally, NNN invested $154,447,000 and $220,230,000 of work in progress and improvements during the year ended December 31, 2024 and 2023, respectively.

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

NNN adopted certain practical expedients in ASC 842 and does not separate the non-lease components from the lease components when the timing and patterns of transfer for the lease and non-lease components are the same and the lease is classified as an operating lease. As a result, all income earned pursuant to tenant leases are reflected as one-line, rental income, in the Consolidated Statements of Income and Comprehensive Income. In addition, NNN records right-of-use assets and operating lease liabilities as lessee under operating leases in accordance with ASC 842.

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

As a result of the review of collectability, NNN recorded a write-off of $763,000 and $204,000 of outstanding receivables and related accrued rent during the years ended December 31, 2024 and 2023, respectively, and reclassified certain tenants as cash basis for accounting purposes. During the year ended December 31, 2022, no tenants were deemed as cash basis for accounting purposes.

The following table summarizes those tenants classified as cash basis for accounting purposes as of December 31:

	2024	2023	2022
Number of tenants	12	9	8
Cash basis tenants as a percent of:
Total Properties	2.5%	3.5%	5.0%
Total annual base rent(1)	4.3%	5.0%	7.0%
Total gross leasable area	4.5%	4.8%	6.6%

(1)	Based on annualized base rent for all leases in place on each respective date.
$860,562,000 as of December 31, 2024.
$818,749,000 as of December 31, 2023.
$771,984,000 as of December 31, 2022.

During the years ended December 31, 2024, 2023 and 2022, NNN recognized $39,495,000, $56,229,000 and $62,454,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting purposes.

During the years ended December 31, 2023 and 2022, one and three tenants, respectively, were reclassified to accrual basis for accounting purposes due to their improved qualitative and/or quantitative credit factors. More information regarding the reclassification in 2023 can be found in "Note 2 – Real Estate". The impact of the reclassification in 2022 was immaterial.

NNN includes an allowance for doubtful accounts in rental income on the Consolidated Statements of Income and Comprehensive Income.

Real Estate – Held For Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant and Equipment, including management's intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. At December 31, 2024 and 2023, NNN had recorded real estate held for sale of $283,000 (two properties) and $4,573,000 (one property), respectively, in real estate portfolio on the Consolidated Balance Sheets. The property classified as held for sale as of December 31, 2023 was sold during the year ended December 31, 2024.

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

Credit Losses on Financial Instruments. FASB ASC Topic 326, Financial Instruments – Credit Losses requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. The guidance requires a lifetime credit loss expected at inception and requires pooling of assets, which share similar risk characteristics. NNN is required to evaluate current economic conditions, as well as, make future expectations of economic conditions. In addition, the measurement of the expected credit loss is over the asset's contractual term.

NNN held mortgages receivable, including accrued interest, of $454,000 and $1,002,000 included in other assets on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively, net of $9,000 and $64,000 allowance for credit loss, respectively. NNN periodically evaluates the allowance for credit loss based on the fair value of the collateral and a 15-year historical collectability trend analysis.

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

Restricted Cash and Cash Held in Escrow. Restricted cash and cash held in escrow may include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN. NNN held $331,000 and $3,966,000 in restricted cash and cash held in escrow as of December 31, 2024 and 2023, respectively.

Debt Costs – Line of Credit Payable. Debt costs incurred in connection with NNN's $1,200,000,000 unsecured revolving line of credit have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN has recorded debt costs associated with the Credit Facility (as defined in "Note 3 – Line of Credit Payable") as an asset, in debt costs on the Consolidated Balance Sheets.

Debt Costs – Notes Payable. Debt costs incurred in connection with the issuance of NNN's unsecured notes have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. NNN had debt costs of $43,820,000 and $42,595,000 included in notes payable on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively, net of accumulated amortization of $14,060,000 and $14,343,000, respectively.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method for the years ended December 31 (dollars in thousands):

	2024	2023	2022
Basic and Diluted Earnings:
Net earnings available to stockholders	$396,835	$392,340	$334,626
Less: Earnings allocated to unvested restricted shares	(686)	(609)	(514)
Net earnings used in basic and diluted earnings per share	$396,149	$391,731	$334,112

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average shares outstanding	184,723,988	182,184,038	177,332,094
Less: Unvested restricted shares	(299,534)	(273,077)	(237,918)
Less: Unvested contingent restricted shares	(735,892)	(710,921)	(690,520)
Weighted average shares outstanding used in basic earnings per share	183,688,562	181,200,040	176,403,656
Other dilutive securities	355,279	489,683	664,209
Weighted average shares outstanding used in diluted earnings per share	184,043,841	181,689,723	177,067,865

Income Taxes. NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations. NNN generally will not be subject to federal income taxes on taxable income it distributes to stockholders, provided it meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2024, NNN believes it has qualified as a REIT. Notwithstanding NNN's qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

NNN may elect to treat certain subsidiaries as TRS pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of NNN which occur within its TRS entities are subject to federal and state or local income taxes. All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NNN's former TRS. The deferred tax asset consists only of net operating loss carryforwards of $3,804,000 from the former TRS that begin to expire in 2026. Management believes it is unlikely that NNN will realize any of the benefits of these deductible differences and has taken a valuation allowance against them. The valuation allowance decreased by $95,000 for the year ended December 31, 2024 as a result of the decrease in the deferred tax asset. There was no change to the valuation allowance for the years ended December 31, 2023 and 2022. NNN currently has no TRS entities.

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

NNN has had no unrecognized tax benefits during any of the years presented. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses. The periods that remain open under federal statute are 2021 through 2024. NNN also files in many states and localities with varying open years under statute.

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

Accumulated Other Comprehensive Income (Loss). The following table outlines the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Gain or Loss on Cash Flow Hedges(1)
Beginning balance, December 31, 2022	$(12,582)

Reclassifications from accumulated other comprehensive income to net earnings	2,471	(2)
Ending balance, December 31, 2023	(10,111)

Reclassifications from accumulated other comprehensive income to net earnings	2,152	(2)
Ending balance, December 31, 2024	$(7,959)

(1)
Additional disclosure is included in "Note 4 – Notes Payable and Derivatives."
(2)
Recorded in interest expense on the Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.

New Accounting Pronouncements. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. For the year ended December 31, 2024, ASU 2022-06 had no impact on NNN's financial position or results of operations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), effective for fiscal years, beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments in this update require public entities to provide enhanced disclosures primarily around segment expenses. On an annual and interim basis entities will disclose significant segment expenses that are regularly provided to the chief operating decision maker and included with each measure of segment profit or loss, an amount for “other segment items” by reportable segment accompanied by a description of its composition, and all annual disclosures about segment profit and loss currently required by Topic 280 to be disclosed in interim periods. The adoption of ASU 2023-07 did not have a significant impact on NNN’s financial statement disclosures. Additional disclosure required by ASU 2023-07 is included in “Note 9 – Segment Information.”

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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense ("ASU 2027-03"), effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments in this update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. NNN is currently evaluating the potential impact the adoption of ASU 2024-03 will have on its future disclosures.

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

Note 2 – Real Estate:

Real Estate – Portfolio

Leases. At December 31, 2024, NNN's real estate portfolio has a weighted average remaining lease term of 10 years and consisted of 3,533 leases classified as operating leases and an additional four leases accounted for as direct financing leases.

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

Real Estate Portfolio. NNN's real estate consisted of the following at December 31 (dollars in thousands):

	2024	2023
Land and improvements (1)	$2,919,976	$2,878,400
Buildings and improvements	7,805,939	7,368,873
Leasehold interests	355	355
	10,726,270	10,247,628
Less accumulated depreciation and amortization	(2,065,316)	(1,863,451)
	8,660,954	8,384,177
Work in progress and improvements	82,411	144,068
Accounted for using the operating method	8,743,365	8,528,245
Accounted for using the direct financing method	2,520	3,033
Classified as held for sale(2)	283	4,573
	$8,746,168	$8,535,851

(1)
Includes $34,356 and $96,464 in land for Properties under construction as of December 31, 2024 and 2023, respectively.
(2)
As of December 31, 2024, two Properties were classified as held for sale. The property classified as held for sale as of December 31, 2023 was sold during the year ended December 31, 2024.

NNN recognized the following revenues in rental income for the years ended December 31 (dollars in thousands):

	2024	2023	2022
Rental income from operating leases	$846,653	$805,136	$751,680
Earned income from direct financing leases	468	560	595
Percentage rent	1,536	1,631	1,541
Rental revenues	848,657	807,327	753,816
Real estate expense reimbursement from tenants	18,811	18,763	17,802
	$867,468	$826,090	$771,618

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

For the years ended December 31, 2024, 2023 and 2022, NNN recognized $294,000, $7,453,000 and ($3,559,000), respectively, of net-straight-line accrued rental income, net of reserves. During the year ended December 31, 2023, one tenant was reclassified to accrual basis for accounting purposes due to their improved qualitative and/or quantitative credit factors, which resulted in an increase of accrued rental income in the amount of $5,573,000.

The following is a schedule of undiscounted cash flows to be received on noncancellable operating leases as of December 31, 2024 (dollars in thousands):

2025	$807,969
2026	773,249
2027	730,349
2028	677,780
2029	639,162
Thereafter	4,488,602
$8,117,111

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

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at December 31 (dollars in thousands):

	2024	2023
Intangible lease assets (included in other assets):
Above-market in-place leases	$14,753	$15,297
Less: accumulated amortization	(12,159)	(12,080)
Above-market in-place leases, net	$2,594	$3,217

In-place leases	$116,549	$122,802
Less: accumulated amortization	(85,741)	(85,332)
In-place leases, net	$30,808	$37,470

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$39,869	$41,244
Less: accumulated amortization	(28,946)	(29,117)
Below-market in-place leases, net	$10,923	$12,127

The amounts amortized as a net increase to rental income for above-market and below-market leases for the years ended December 31, 2024, 2023 and 2022 were $495,000, $430,000 and $510,000, respectively. The value of in-place leases amortized to expense for the years ended December 31, 2024, 2023 and 2022 was $6,108,000, $6,793,000 and $7,132,000, respectively.

The following is a schedule of the amortization of acquired above-market and below-market in-place lease intangibles and the amortization of the in-place lease intangibles as of December 31, 2024 (dollars in thousands):

	Above-Market and Below- Market In-Place Lease Intangibles(1)	In-Place Lease Intangibles(2)
2025	$392	$5,293
2026	402	4,711
2027	460	3,963
2028	638	3,526
2029	686	3,100
Thereafter	5,751	10,215
	$8,329	$30,808

Weighted average amortization period (years)	15	8

(1)
Recorded as a net increase to rental income over the life of the lease.
(2)
Amortized as an increase to amortization expense.

Real Estate – Dispositions

The following table summarizes the properties sold and the corresponding gain recognized on the disposition of properties for the years ended December 31 (dollars in thousands):

	2024		2023		2022
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	41	$42,290	45	$47,485	33	$17,443

Real Estate – Commitments

As of December 31, 2024, NNN has committed to fund construction of 15 Properties. The improvements of such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at December 31, 2024, are outlined in the table below (dollars in thousands):

Total commitment(1)	$165,550
Less amount funded	(116,767)
Remaining commitment	$48,783

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

As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	2024	2023	2022
Total real estate impairments, net of recoveries	$6,632	$5,990	$8,309
Number of Properties:
Vacant	4	11	9
Occupied	9	3	7

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

Note 3 – Line of Credit Payable:

In April 2024, NNN amended its credit agreement to increase borrowing capacity under its unsecured revolving credit facility from $1,100,000,000 to $1,200,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $60,775,000 and a weighted average interest rate of 6.25% during the year ended December 31, 2024. The Credit Facility has a base interest rate of the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Consolidated Balance Sheet. As of December 31, 2024, there was no outstanding balance and $1,200,000,000 was available for future borrowings under the Credit Facility.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment and dividend limitations. At December 31, 2024, NNN was in compliance with each of the Credit Facility financial covenants.

Note 4 – Notes Payable and Derivatives:

Each of NNN's outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(1)	Net Price	Stated Rate	Effective Rate(2)	Maturity Date
2025(3)	October 2015	$400,000	$964	$399,036	4.000%	4.029%	November 2025(4)(5)
2026(3)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026(4)
2027(3)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027(4)
2028(3)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028(4)
2030(3)	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030
2033	August 2023	500,000	11,620	488,380	5.600%	5.905%	October 2033
2034	May 2024	500,000	6,160	493,840	5.500%	5.662%	June 2034
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052(3)	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052

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

In June 2024, NNN redeemed the $350,000,000 3.900% notes payable that were due in June 2024. The notes were redeemed at a price equal to 100 percent of the principal amount and accrued and unpaid interest.

In accordance with the terms of the indentures, pursuant to which NNN's notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2024, NNN was in compliance with each of the financial covenants.

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

The following table outlines NNN's terminated derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Notes	Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated	Fair Value Deferred In Other Comprehensive Income(1)
2025	October 2015	Four forward starting swaps	$300,000	$13,369	$13,369
2026	December 2016	Two forward starting swaps	180,000	(13,352)	(13,345)
2027	September 2017	Two forward starting swaps	250,000	7,690	7,688
2028	September 2018	Two forward starting swaps	250,000	(4,080)	(4,080)
2030	March 2020	Three forward starting swaps	200,000	13,141	13,141
2052	September 2021	Two forward starting swaps	120,000	1,584	1,584

(1)
The amount reported in accumulated other comprehensive income (loss) will be reclassified to interest expense as interest payments are made on the related notes payable.

As of December 31, 2024, $7,959,000 remains in accumulated other comprehensive income (loss) related to NNN's previously terminated interest rate hedges. During the years ended December 31, 2024, 2023 and 2022, NNN reclassified $2,152,000, $2,471,000 and $2,374,000, respectively, out of accumulated other comprehensive income (loss) as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $1,670,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN's long-term debt.

NNN does not use derivatives for trading or speculative purposes. NNN had no derivative financial instruments outstanding at December 31, 2024.

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

At-The-Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's ATM:

	2023 ATM	2020 ATM
Shelf registration statement:
Effective date	August 2023	August 2020
Termination date	August 2026	August 2023
Total allowable shares	17,500,000	17,500,000
Total shares issued as of December 31, 2024	4,652,100	7,722,511

The following table outlines the common stock issuances pursuant to NNN's ATM for the years ended December 31 (dollars in thousands, except per share data):

	2024	2023	2022
Shares of common stock	4,652,100	650,135	5,473,072
Average price per share (net)	$45.49	$43.52	$45.15
Net proceeds	$211,619	$28,292	$247,129
Stock issuance costs(1)	$3,242	$858	$3,761

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

	2024	2023	2022
Shares of common stock	64,654	76,229	70,342
Net proceeds	$2,634	$3,082	$3,082

Dividends. The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2024	2023	2022
Dividends	$420,239	$404,458	$380,538
Per share	2.290	2.230	2.160

On January 14, 2025, NNN declared a dividend of $0.580 per share, payable February 14, 2025, to its common stockholders of record as of January 31, 2025.

Note 6 – Employee Benefit Plan:

Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering all of the eligible associates of NNN. The Retirement Plan permits participants to defer a portion of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN generally matches 75 percent of the first four percent and 50 percent of the next five percent of a participant's contributions. Additionally, NNN may make discretionary contributions. NNN recorded contributions to the Retirement Plan of $804,000, $734,000 and $590,000, for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 7 – Performance Incentive Plan:

In August 2023, NNN filed a registration statement on Form S-8 with the Commission which amended NNN's 2017 Performance Incentive Plan to increase the maximum aggregate share issuance from 1,800,000 to 4,800,000 shares of common stock and certain other limits under the plan (the plan as amended, the “2017 Plan”). The 2017 Plan allows NNN to award or grant to key associates, directors and persons performing consulting or advisory services for NNN or its affiliates, stock options, phantom stock awards, Stock Awards, Restricted Stock Awards, Stock Appreciation Rights and Performance Shares, each as defined in the 2017 Plan.

There were no stock options outstanding or exercisable at December 31, 2024.

Pursuant to the 2017 Plan, NNN has granted and issued shares of restricted stock to certain officers and key associates of NNN. The following summarizes the restricted stock activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	1,038,124	$44.23
Restricted shares granted	402,763	39.98
Restricted shares vested	(297,219)	43.79
Restricted shares forfeited	(60,088)	42.54
Non-vested restricted shares, December 31	1,083,580	42.86

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

During the year ended December 31, 2024, NNN granted 275,482 Performance Shares subject to its total stockholder return after a three-year period relative to its peers. In accordance with FASB ASC Topic 718, Compensation - Stock Compensation ("ASC 718"), the fair value of these market-based Performance Shares was determined using a Monte Carlo simulation model at the grant date (for a weighted average fair value share price of $27.59). The Performance Shares were granted to certain executive officers and had a weighted average grant price of $39.98 per share. Once the respective performance criteria are met and the number of shares earned is determined, the shares vest immediately. Compensation expense is recognized over the requisite service period.

The following summarizes other grants made during the year ended December 31, 2024, pursuant to the 2017 Plan.

	Number of Shares	Weighted Average Share Price
Other share grants under the 2017 Plan:
Directors’ fees	6,720	$43.15
Deferred directors’ fees	29,884	43.19
	36,604	43.19
Shares available under the 2017 Plan for grant, end of period	4,520,013

The total compensation expense for share-based payments for the years ended December 31, 2024, 2023 and 2022 totaled $11,816,000, $12,228,000 and $15,449,000, respectively. At December 31, 2024, NNN had $13,725,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2017 Plan. This cost is expected to be recognized over a weighted average period of 2.04 years.

Note 8 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. At December 31, 2024 and 2023, the fair value of NNN's notes payable excluding unamortized discount and debt costs, were $3,894,030,000 and $3,801,367,000, respectively, based upon quoted market prices as of the close of the year, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 9 – Segment Information:

NNN's operations are reported within one reportable segment and constitutes all of the consolidated entities which are reported in the consolidated financial statements. NNN primarily derives its revenues from real estate leased to retail tenants under long-term net leases. NNN’s Properties are located in the United States.

NNN’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on net earnings which is reported on the Consolidated Statements of Income and Comprehensive Income. Additionally, the measure of segment assets is reported on the Consolidated Balance Sheets as total assets. Included in the total assets are long-lived real estate assets which include land, buildings, improvements and right-of-use assets subject to operating leases.

The CODM uses net earnings to evaluate income generated from assets (return on assets) in deciding whether to reinvest profits to grow the Property Portfolio or deploy into other aspects of the Company, such as to retire or repay debt or pay dividends. The CODM also uses net earnings to monitor the budget versus actual results, which is used in assessing NNN’s entity-wide operating results and performance.

Significant expense categories, including general and administrative, real estate, depreciation and amortization and interest, are included on NNN’s Consolidated Statements of Income and Comprehensive Income. Asset information is included in the Consolidated Balance Sheets and “Note 2 – Real Estate.”

Note 10 – Major Tenants:

As of December 31, 2024, NNN had no tenants that accounted for ten percent or more of its rental income.

Note 11 – Commitments and Contingencies:

A summary of NNN's commitments are included in "Note 2 – Real Estate."

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting

NNN carried out an assessment as of December 31, 2024, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN's Chief Executive Officer, Chief Financial Officer and Chief Accounting and Technology Officer ("NNN's Chief Officers"). Rules adopted by the Commission require NNN to present the conclusions of NNN's Chief Officers about the effectiveness of NNN's disclosure controls and procedures and the conclusions of NNN's management about the effectiveness of NNN's internal control over financial reporting as of the end of the period covered by this annual report.

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

NNN's internal control over financial reporting is also assessed on an ongoing basis by personnel in NNN's Accounting department and by NNN's internal auditors in connection with their internal audit activities. The overall goals of these various assessment activities are to monitor NNN's disclosure controls and procedures and NNN's internal control over financial reporting and to make modifications as necessary. NNN's intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including with improvements and corrections) as conditions warrant. Management also sought to deal with other control matters in the assessment, and in each case if a problem was identified, management considered what revision, improvement and/or correction was necessary to be made in accordance with NNN's ongoing procedures. The assessments of NNN's disclosure controls and procedures and NNN's internal control over financial reporting is done on a quarterly basis so that the conclusions concerning effectiveness of those controls can be reported in NNN's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Assessment of Effectiveness of Disclosure Controls and Procedures

Based upon the assessments, NNN's Chief Officers have concluded that, as of December 31, 2024, NNN's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management, including NNN's Chief Officers, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework to assess the effectiveness of NNN's internal control over financial reporting. Based upon the assessments, NNN's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, NNN's internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Ernst & Young LLP, NNN's independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and in connection therewith has issued an attestation report on NNN's effectiveness of internal control over financial reporting as of December 31, 2024, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2024, there were no changes in NNN's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, NNN's internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the sections thereof captioned “Proposal I: Election of Directors – Nominees,” “Audit Committee Report – Executive Officers,” “Proposal I: Election of Directors – Code of Business Conduct, Insider Trading Policy and Anti-Corruption Policy” and “Security Ownership,” and such information in such sections is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)		The following documents are filed with the Securities and Exchange Commission ("Commission") as part of this report.

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	44

		Consolidated Balance Sheets as of December 31, 2024 and 2023	49

		Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023, and 2022	50

		Consolidated Statements of Equity for the years ended December 31, 2024, 2023, and 2022	51

		Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	54

		Notes to Consolidated Financial Statements	56

	(2)	Financial Statement Schedules

		Schedule III – Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2024	F-1

		Schedule IV – Mortgage Loans on Real Estate as of December 31, 2024	F-4

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

	4.5	Form of 3.900% Notes due 2024 (filed on May 14, 2014 as Exhibit 4.2 to Registrant's Current Report on Form 8-K)

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

4.25

Form of Twenty-second Supplemental Indenture between the Registrant and U.S. Bank Trust Company, National Association, relating to 5.500% Notes due 2034 (filed on May 29, 2024 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.26	Form of 5.500% Notes due 2034 (filed on May 29, 2024 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

10	Material Contracts

	10.1*	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed on December 3, 2008 as Exhibit 10.3 to the Registrant's Current Report on Form 8-K).

10.2*

Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Kevin B. Habicht (filed on February 24, 2011 as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K).

	10.3*	Retirement and Transition Agreement, dated January 9, 2025, between the Registrant and Kevin B. Habicht (filed on January 10, 2025 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.4*	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed on December 3, 2008 as Exhibit 10.4 to the Registrant's Current Report on Form 8-K).

10.5*

Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Christopher P. Tessitore (filed on February 24, 2011 as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K).

10.6*

Retirement and Transition Agreement, dated November 21, 2023, between Registrant and Christopher P. Tessitore (filed on November 21, 2023 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.7*	Employment Letter, dated as of January 19, 2022, between the Registrant and Stephen A. Horn, Jr. (filed on January 21, 2022 as Exhibit 10.2 to the Registrant's Current Report on Form 8-K).

10.8*	Employment Agreement dated as of February 15, 2018 between the Registrant and Michelle L. Miller (filed on February 9, 2023 as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K).

10.9*	Employment Letter, dated as of December 16, 2024, between the Registrant and Michelle L. Miller (filed on December 17, 2024 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.10*	Employment Letter, dated August 14, 2023, between the Registrant and Jonathan A. Adamo (filed on November 1, 2023 as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q).

10.11*	Employment Letter, dated November 30, 2023, between the Registrant and Gina M. Steffens Lubno (filed on February 8, 2024 as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K).

10.12*	Employment Letter, dated January 9, 2025, between the Registrant and Vincent H. Chao (filed on January 10, 2024 as Exhibit 10.2 to the Registrant's Current Report on Form 8-K).

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

10.19*	Form of Restricted Award Agreement - Service between Registrant and the Participant of Registrant (filed on May 2, 2016 as Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q).

10.20

Second Amended and Restated Credit Agreement, dated June 23, 2021, by and among the Registrant, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (filed on June 25, 2021 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.21

First Amendment to Second Amended and Restated Credit Agreement, dated December 16, 2022, by and among the Registrant, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (filed on December 19, 2022 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.22

Third Amended and Restated Credit Agreement, dated April 16, 2024, by and among the Registrant, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (filed on April 17, 2024 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.23	NNN REIT, Inc. Executive Severance and Change of Control Plan (filed on January 21, 2022 as Exhibit 10.3 to the Registrant's Current Report on Form 8-K).

19	Insider Trading Policy (filed herewith)

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm

	23.1	Ernst & Young LLP dated February 11, 2025 (filed herewith).

24	Power of Attorney (included on signature page).

31	Section 302 Certifications**

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Section 906 Certifications**
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97	Policy Relating to Recovery of Erroneously Awarded Compensation

	97.1	Incentive-based Compensation Recoupment Policy (filed on February 8, 2024 as Exhibit 97.1 to the Registrant's Annual Report on Form 10-K).

99	Additional Exhibits
	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101	Interactive Data File

101.1

The following materials from NNN REIT, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February 2025.

NNN REIT, INC.

By:	/s/ Stephen A. Horn, Jr.
Stephen A. Horn, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints each of Stephen A. Horn Jr., Kevin B. Habicht and Michelle L. Miller, separately and together, as his or her attorney-in-fact and agent, with full power of substitution and resubstitution for him or her in any and all capacities, to sign any or all amendments to this report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his or her substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Stephen A. Horn, Jr.	President, Chief Executive Officer and Director	February 11, 2025
Stephen A. Horn, Jr.

/s/ Steven D. Cosler	Chairman of the Board	February 11, 2025
Steven D. Cosler

/s/ Pamela K. M. Beall	Director	February 11, 2025
Pamela K. M. Beall

/s/ David M. Fick	Director	February 11, 2025
David M. Fick

/s/ Edward J. Fritsch	Director	February 11, 2025
Edward J. Fritsch

/s/ Elizabeth C. Gulacsy	Director	February 11, 2025
Elizabeth C. Gulacsy

/s/ Betsy D. Holden	Director	February 11, 2025
Betsy D. Holden

/s/ Kamau O. Witherspoon	Director	February 11, 2025
Kamau O. Witherspoon

/s/ Kevin B. Habicht	Executive Vice President, Chief Financial Officer (Principal Financial Officer), Director, Assistant Secretary and Treasurer	February 11, 2025
Kevin B. Habicht

/s/ Michelle L. Miller	Executive Vice President and Chief Accounting and Technology Officer (Principal Accounting Officer)	February 11, 2025
Michelle L. Miller

NNN REIT, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2024

(dollars in thousands)

			Initial Costs to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (c)
State	# of Properties	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation & Amortization (b)	Year of Construction (e)	Year Acquired	Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
Alabama	150	$—	$74,390	$173,171	$48,708	$—	$74,104	$221,879	$295,983	$63,043	1960 - 2024	2001 - 2024	15 - 40
Alaska	5	—	1,943	3,694	140	—	1,943	3,834	5,777	2,076	1971 - 2003	1996 - 2014	20 - 40
Arizona	81	—	117,729	142,329	146,844	—	117,729	289,173	406,902	48,809	1962 - 2024	1998 - 2024	10 - 40
Arkansas	72	—	35,523	100,982	20,455	—	35,523	121,438	156,961	24,964	1969 - 2023	1998 - 2024	25 - 40
California	73	—	144,400	216,361	37,430	—	143,383	244,599	387,982	70,953	1945 - 2018	1997 - 2022	20 - 40
Colorado	45	—	70,215	92,324	43,689	—	70,215	136,014	206,229	35,256	1969 - 2024	1994 - 2023	20 - 40
Connecticut	11	—	9,068	32,773	601	—	9,068	33,375	42,443	12,503	1929 - 2003	2006 - 2022	20 - 30
Delaware	1	—	2,994	6,062	516	—	2,994	6,578	9,572	4,602	1994 - 1994	1994 - 1994	40 - 40
District of Columbia	1	—	624	578	—	—	624	578	1,202	286	1983 - 1983	2005 - 2005	40 - 40
Florida	276	—	305,961	474,860	145,081	—	305,961	618,368	924,329	153,577	1939 - 2024	1985 - 2024	5 - 40
Georgia	175	—	137,502	300,069	66,045	—	137,502	366,114	503,616	97,474	1964 - 2024	1996 - 2024	10 - 40
Hawaii	1	—	775	1,308	—	—	775	1,308	2,083	82	1971 - 1971	2023 - 2023	30 - 30
Idaho	11	—	7,644	9,468	8,331	—	7,644	17,799	25,443	5,356	1983 - 2017	2006 - 2022	20 - 40
Illinois	167	—	137,420	311,509	74,151	—	137,420	385,481	522,901	114,478	1924 - 2024	1995 - 2023	15 - 40
Indiana	149	—	99,065	201,373	84,248	—	99,065	285,621	384,686	89,296	1965 - 2023	2001 - 2024	15 - 40
Iowa	28	—	22,527	37,962	26,624	—	22,527	64,585	87,112	20,410	1964 - 2023	2005 - 2022	10 - 40
Kansas	39	—	19,541	53,896	9,776	—	19,541	63,672	83,213	13,912	1946 - 2019	1997 - 2023	15 - 40
Kentucky	60	—	44,003	105,088	13,085	—	44,003	118,173	162,176	34,057	1974 - 2024	2005 - 2024	25 - 40
Louisiana	52	—	36,135	92,862	37,936	—	36,135	130,798	166,933	30,411	1970 - 2023	1996 - 2023	15 - 40
Maine	17	—	5,618	23,757	—	—	5,618	23,757	29,375	5,982	1915 - 2017	1996 - 2024	10 - 40
Maryland	50	—	62,149	125,927	3,426	—	62,149	129,353	191,502	46,469	1946 - 2017	1996 - 2019	20 - 40
Massachusetts	24	—	33,600	94,097	—	—	33,600	94,097	127,697	23,118	1910 - 2017	2006 - 2024	20 - 40
Michigan	97	—	62,812	223,420	49,677	—	62,812	272,744	335,556	47,797	1963 - 2024	1996 - 2024	20 - 40
Minnesota	33	—	23,342	42,701	7,156	—	23,342	49,857	73,199	15,728	1950 - 2024	2005 - 2024	10 - 40
Mississippi	63	—	29,466	100,855	12,422	—	29,466	113,277	142,743	18,742	1959 - 2021	2006 - 2023	15 - 40
Missouri	106	—	64,782	131,418	67,399	—	64,782	198,817	263,599	47,317	1920 - 2023	1992 - 2024	15 - 40
Montana	26	—	4,102	11,865	2,654	—	4,102	14,518	18,620	5,828	1937 - 2016	2010 - 2016	20 - 40
Nebraska	11	—	10,052	10,581	5,033	—	10,052	15,614	25,666	2,488	1973 - 2019	2005 - 2024	20 - 40
Nevada	16	—	16,023	41,187	9,097	—	16,023	50,284	66,307	6,540	1961 - 2023	2012 - 2024	25 - 40
New Hampshire	10	—	11,299	39,056	—	—	11,299	39,056	50,355	10,424	1980 - 2004	2011 - 2022	25 - 30
New Jersey	33	—	53,956	202,697	7,600	—	53,956	210,297	264,253	59,343	1948 - 2025	1996 - 2024	25 - 40
New Mexico	33	—	22,315	81,052	21,795	—	22,315	102,848	125,163	20,786	1955 - 2019	2001 - 2024	25 - 40
New York	48	—	34,302	77,027	20,168	—	34,302	97,194	131,496	19,628	1905 - 2020	1997 - 2024	20 - 40
North Carolina	161	—	126,272	258,620	41,909	—	126,272	300,529	426,801	92,021	1906 - 2024	2004 - 2024	5 - 40

NNN REIT, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)

December 31, 2024

(dollars in thousands)

			Initial Costs to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (c)
State	# of Properties	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation & Amortization (b)	Year of Construction (e)	Year Acquired	Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
North Dakota	4	—	411	1,606	—	—	411	1,606	2,017	948	1974 - 1999	1997 - 2011	25 - 40
Ohio	193	—	126,588	299,250	77,934	—	126,588	376,991	503,579	118,574	1910 - 2025	1992 - 2024	15 - 40
Oklahoma	89	—	43,661	109,605	26,775	—	43,661	136,380	180,041	35,678	1964 - 2018	1996 - 2024	15 - 40
Oregon	8	—	6,040	10,216	1,000	—	6,040	11,216	17,256	3,976	1968 - 2008	1998 - 2023	20 - 40
Pennsylvania	88	—	72,020	137,489	49,818	—	71,835	185,984	257,819	51,594	1953 - 2024	1997 - 2024	2 - 40
Puerto Rico	1	—	1,729	—	2,732	—	1,729	2,131	3,860	976	1998 - 1998	2007 - 2007	33 - 33
Rhode Island	6	—	3,497	10,325	—	—	3,497	10,325	13,822	2,503	1938 - 2004	2016 - 2023	25 - 30
South Carolina	78	—	59,751	116,840	16,619	—	59,751	133,459	193,210	37,609	1921 - 2024	2005 - 2023	10 - 40
South Dakota	3	—	1,942	4,447	3,511	—	1,942	7,957	9,899	1,888	1985 - 2024	2012 - 2023	30 - 35
Tennessee	153	—	104,561	236,390	61,081	—	104,561	297,471	402,032	71,525	1958 - 2024	1996 - 2024	5 - 40
Texas	575	—	481,901	1,177,369	249,929	—	481,901	1,426,839	1,908,740	362,319	1890 - 2024	1993 - 2024	15 - 40
Utah	14	—	13,108	19,681	13,239	—	13,108	32,921	46,029	8,727	1951 - 2016	2006 - 2022	20 - 40
Virginia	118	—	101,701	177,563	66,719	—	100,591	243,323	343,914	69,571	1964 - 2024	1995 - 2024	5 - 40
Washington	27	—	22,767	35,177	15,999	—	22,767	51,177	73,944	18,979	1965 - 2017	1997 - 2024	20 - 40
West Virginia	24	—	14,442	28,027	1,394	—	14,442	29,421	43,863	8,220	1970 - 2021	2006 - 2023	25 - 40
Wisconsin	56	—	39,822	92,092	24,389	—	39,822	116,481	156,303	26,846	1940 - 2024	2006 - 2024	20 - 40
Wyoming	6	—	1,150	3,815	—	—	1,150	3,815	4,965	1,831	1949 - 2001	2010 - 2012	20 - 30
	3,568	$—	$2,922,640	$6,280,821	$1,623,135	$—	$2,920,042	$7,889,126	$10,809,168	$2,065,520

NNN REIT, INC. AND SUBSIDIARIES

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2024

(dollars in thousands)

(a) The following is a reconciliation of the real estate portfolio accounted for using the operating method, including real estate held for sale for the years ended December 31:

	2024	2023	2022

Beginning balance, January 1	$10,397,432	$9,678,127	$8,917,586
Acquisitions and dollars invested in projects under construction or tenant improvements	565,707	820,238	846,331
Dispositions	(147,339)	(94,943)	(77,481)
Impairment losses	(6,632)	(5,990)	(8,309)
Ending balance, December 31	$10,809,168	$10,397,432	$9,678,127

(b) The following is a reconciliation of accumulated depreciation and amortization for the years ended December 31:

	2024	2023	2022
Beginning balance, January 1	$1,864,614	$1,660,665	$1,471,393
Dispositions	(41,046)	(26,236)	(25,757)
Depreciation and amortization expense	241,952	230,185	215,029
Ending balance, December 31	$2,065,520	$1,864,614	$1,660,665

(c) For financial reporting purposes, leases recorded as a direct financing lease are excluded from the real estate gross amounts at the close of the period and depreciation is not applicable. As of December 31, 2024, the net investment in real estate accounted for under the direct financing method was $2,520.

(d) As of December 31, 2024, the aggregate cost of the properties owned by NNN for federal tax purposes was approximately $10,665,000 (unaudited).

(e) As of December 31, 2024, NNN has committed to fund the construction of certain properties, which is estimated to be completed within 12 to 18 months. The year of construction represents the anticipated completion date.

See accompanying report of independent registered public accounting firm.

NNN REIT, INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2024

(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages		Carrying Amount of Mortgages(c)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:
2 properties in VA	7.000%	3/1/2025	(b)	—	$3,000	(d)	$451		$—
					$3,000		$451	(a)	$—

(a)
The following shows the changes in the carrying amounts of mortgage loans during the years ended December 31:

	2024	2023	2022
Beginning balance, January 1	$996	$1,521	$2,011
New mortgage loans	—	—	—
Deductions during the year:
Collections of principal	(599)	(559)	(521)
Other: credit (losses) recoveries(e)	54	34	31
Foreclosures	—	—	—
Ending balance, December 31	$451	$996	$1,521

(b)
Principal and interest is payable at varying amounts over the life of the loan.
(c)
Mortgages held by NNN and its subsidiaries for federal income tax purposes for the year ended December 31, 2024, 2023 and 2022 were $454, $1,002 and $1,530, respectively.
(d)
Mortgages totaling $3,000 were accepted in connection with real estate transactions for the year ended December 31, 2020.
(e)
In accordance with FASB ASC Topic 326, Financial Instruments - Credit Losses, NNN recorded an allowance for an estimated expected lifetime credit loss on its mortgage receivables based on the fair value of the collateral and a 15-year historical collectability trend analysis.

See accompanying report of independent registered public accounting firm.