Form 10-Q
period 2025-03-31
NNN REIT, INC.
filed 2025-05-01
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 28, 2025, the registrant had 187,951,105 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Real estate portfolio, net of accumulated depreciation and amortization	$8,898,036	$8,746,168
Cash and cash equivalents	5,097	8,731
Restricted cash and cash held in escrow	427	331
Receivables, net of allowance of $679 and $617, respectively	3,577	2,975
Accrued rental income, net of allowance of $3,311 and $4,156, respectively	34,245	34,005
Debt costs, net of accumulated amortization of $27,725 and $27,002, respectively	8,288	8,958
Other assets	72,048	71,560
Total assets	$9,021,718	$8,872,728
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$116,300	$—
Notes payable, net of unamortized discount and unamortized debt costs	4,375,337	4,373,803
Accrued interest payable	74,698	29,699
Other liabilities	98,896	106,951
Total liabilities	4,665,231	4,510,453

Equity:
Stockholders' equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 187,950,480 and 187,540,929 shares issued and outstanding, respectively	1,881	1,877
Capital in excess of par value	5,203,561	5,197,644
Accumulated deficit	(841,164)	(829,287)
Accumulated other comprehensive income (loss)	(7,791)	(7,959)
Total equity	4,356,487	4,362,275
Total liabilities and equity	$9,021,718	$8,872,728

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2025	2024
Revenues:
Rental income	$230,574	$214,825
Interest and other income from real estate transactions	280	582
	230,854	215,407
Operating expenses:
General and administrative	13,008	12,584
Real estate	9,375	7,154
Depreciation and amortization	64,617	60,615
Leasing transaction costs	130	33
Impairment losses – real estate, net of recoveries	1,512	1,204
Executive retirement costs	2,173	317
	90,815	81,907
Gain on disposition of real estate	3,813	4,821
Earnings from operations	143,852	138,321
Other expenses (revenues):
Interest and other income	(329)	(119)
Interest expense	47,723	44,069
	47,394	43,950
Net earnings	$96,458	$94,371
Net earnings per share:
Basic	$0.52	$0.52
Diluted	$0.51	$0.52
Weighted average shares outstanding:
Basic	186,855,097	181,794,208
Diluted	187,080,084	182,212,897
Other comprehensive income:
Net earnings	$96,458	$94,371
Amortization of interest rate hedges	460	632
Fair value of forward starting swaps	(292)	—
Total comprehensive income	$96,626	$95,003

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Quarter Ended March 31, 2025

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2024	$1,877	$5,197,644	$(829,287)	$(7,959)	$4,362,275
Net earnings	—	—	96,458	—	96,458
Dividends declared and paid:
$0.5800 per share of common stock	—	605	(108,335)	—	(107,730)
Issuance of common stock:
8,941 shares – director compensation	—	268	—	—	268
1,246 shares – stock purchase plan	—	50	—	—	50
390,929 restricted shares – net of forfeitures	4	(4)	—	—	—
Stock issuance costs	—	(85)		—	(85)
Amortization of deferred compensation	—	5,083	—	—	5,083
Amortization of interest rate hedges	—	—	—	460	460
Fair value of forward starting swap	—	—	—	(292)	(292)
Balances at March 31, 2025	$1,881	$5,203,561	$(841,164)	$(7,791)	$4,356,487

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$96,458	$94,371
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	64,617	60,615
Impairment losses – real estate, net of recoveries	1,512	1,204
Amortization of notes payable discount	791	661
Amortization of debt costs	1,466	1,301
Amortization of interest rate hedges	460	632
Gain on disposition of real estate	(3,813)	(4,821)
Performance incentive plan expense	5,637	3,897
Performance incentive plan payment	(1,702)	(1,274)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease (increase) in receivables	(602)	80
Decrease (increase) in accrued rental income	(509)	36
Decrease in other assets	1,326	303
Increase in accrued interest payable	44,999	41,113
Decrease in other liabilities	(7,392)	(7,148)
Other	34	(255)
Net cash provided by operating activities	203,282	190,715
Cash flows from investing activities:
Proceeds from the disposition of real estate	15,935	18,940
Additions to real estate	(231,508)	(116,406)
Principal payments received on mortgages and notes receivable	460	120
Other	(189)	(386)
Net cash used in investing activities	(215,302)	(97,732)

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2025	2024
Cash flows from financing activities:
Proceeds from line of credit payable	$249,500	$152,000
Repayment of line of credit payable	(133,200)	(167,800)
Payment of debt issuance costs	(53)	(53)
Proceeds from issuance of common stock	655	21,693
Stock issuance costs	(85)	(166)
Payment of common stock dividends	(108,335)	(102,684)
Net cash provided by (used in) financing activities	8,482	(97,010)
Net decrease in cash, cash equivalents and restricted cash(1)	(3,538)	(4,027)
Cash, cash equivalents and restricted cash at beginning of period(1)	9,062	5,155
Cash, cash equivalents and restricted cash at end of period(1)	$5,524	$1,128
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$928	$2,221
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$168	$632
Change in work in progress accrual	$885	$8,086

(1)

Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, NNN had restricted cash of $427 and $331, respectively. NNN did not have restricted cash and cash held in escrow as of March 31, 2024.

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

NNN's assets primarily include real estate assets. NNN acquires, owns, invests in and develops high-quality properties that are leased primarily to tenants under long-term, net leases and are primarily held for investment ("Properties" or "Property Portfolio", or individually a "Property").

March 31, 2025
Property Portfolio:
Total Properties	3,641
Gross leasable area (square feet)	37,311,000
States	50
Weighted average remaining lease term (years)	10

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") guidance included in Topic 280, Segment Reporting, NNN's operations are reported within one reportable segment in the unaudited condensed consolidated financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties. Additional disclosure in "Note 7 – Segment Information."

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2025, may not be indicative of the results that may be expected for the year ending December 31, 2025. Amounts as of December 31, 2024, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2024.

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

Real Estate Portfolio. NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest, third-party costs and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $921,000 and $1,859,000 in capitalized interest during the development period for the quarters ended March 31, 2025 and 2024, respectively.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease and the renewal option terms if it is probable that the tenant will exercise options. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the Company believes that it is likely that the tenant will renew the lease for an option term whereby the Company amortizes the value attributable to the renewal over the renewal period.

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

NNN adopted certain practical expedients in ASC 842 and does not separate the non-lease components from the lease components when the timing and patterns of transfer for the lease and non-lease components are the same and the lease is classified as an operating lease. As a result, all income earned pursuant to tenant leases is reflected as one-line, rental income, in the Condensed Consolidated Statements of Income and Comprehensive Income. In addition, NNN records right-of-use assets and operating lease liabilities as lessee under operating leases in accordance with ASC 842.

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

As a result of the review of collectability, NNN recorded a write-off of $444,000 of outstanding receivables and related accrued rent during the quarter ended March 31, 2024, and reclassified certain tenants as cash basis for accounting purposes. No such outstanding receivables and related accrued rent were written off during the quarter ended March 31, 2025.

The following table summarizes those tenants classified as cash basis for accounting purposes as of March 31:

	2025		2024
Number of tenants	10		10
Cash basis tenants as a percent of:
Total Properties	1.5%		3.5%
% of Annualized Base Rent ("ABR")(1)	3.4%	(2)	5.1%	(3)
% of gross leasable area	3.7%		4.9%

(1)	ABR represents the monthly cash base rent for all leases in place as of the end of the period multiplied by 12. Based on ABR of:
	(2)	$874,301,000 as of March 31, 2025.
	(3)	$831,010,000 as of March 31, 2024.

During the quarters ended March 31, 2025 and 2024, NNN recognized $7,732,000 and $9,775,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting purposes.

NNN includes an allowance for doubtful accounts in rental income on the Condensed Consolidated Statements of Income and Comprehensive Income.

Real Estate – Held For Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant and Equipment, including management's intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. At March 31, 2025 and December 31, 2024, NNN had recorded real estate held for sale of $1,012,000 (three properties) and $283,000 (two properties), respectively, in real estate portfolio on the Condensed Consolidated Balance Sheets. The properties classified as held for sale as of December 31, 2024 were sold during the quarter ended March 31, 2025.

Real Estate Dispositions. When real estate is disposed, the related cost, accumulated depreciation or amortization and any accrued rental income from operating leases and the net investment from direct financing leases are removed from the accounts and gains and losses from the dispositions are reflected in income. FASB ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets ("ASC 610-20"), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity that transfers a nonfinancial asset in the scope of ASC 610-20 follows a two-step derecognition model to determine whether (and when) to derecognize the asset. NNN determined the key revenue stream impacted by ASC 610-20 is gain on disposition of real estate reported on the Condensed Consolidated Statements of Income and Comprehensive Income. In accordance with ASC 610-20, NNN evaluates any separate contracts or performance obligations to determine proper timing and/or amount of revenue recognition, as well as, transfer of control and transaction price allocation in determining the amount of gain or loss to record.

Impairment – Real Estate. NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These indicators include, but are not limited to: changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, properties reclassified as held for sale, persistent vacancies greater than one year and properties leased to tenants in bankruptcy. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are primarily driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are leased primarily to tenants under long-term net leases and primarily held for investment. Generally, NNN's Property leases provide for initial terms of 10 to 20 years, with cash flows provided over the entire term.

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

NNN held mortgages receivable, including accrued interest, of $454,000 included in other assets on the Condensed Consolidated Balance Sheets as of December 31, 2024, net of $9,000 allowance for credit loss. As of March 31, 2025, NNN held no mortgages receivable.

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

Restricted Cash and Cash Held in Escrow. Restricted cash and cash held in escrow may include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN. NNN held $427,000 and $331,000 in restricted cash and cash held in escrow as of March 31, 2025 and December 31, 2024, respectively.

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

Debt Costs – Notes Payable. Debt costs incurred in connection with the issuance of NNN's unsecured notes have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. NNN had debt costs of $43,820,000, included in notes payable on the Condensed Consolidated Balance Sheets, as of March 31, 2025 and December 31, 2024, net of accumulated amortization of $14,803,000 and $14,060,000, respectively.

Revenue Recognition. Rental revenues for properties under construction commence upon completion of construction and delivery of the leased asset to the tenant. Rental revenues for non-development real estate assets are recognized when earned in accordance with ASC 842, based on the terms of the lease of the leased asset. Leasehold interests are amortized on the straight-line method over the terms of their respective leases. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Lease termination fees are recognized when collected subsequent to the related lease that is cancelled and NNN no longer has continuing involvement with the former tenant with respect to that property.

Earnings Per Share. Earnings per share have been computed pursuant to the FASB guidance included in FASB ASC Topic 260, Earnings Per Share. The guidance requires classification of the Company's unvested restricted share units, which contain rights to receive nonforfeitable dividends, as participating securities requiring the two-class method of computing earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method (dollars in thousands):

	Quarter Ended March 31,
	2025	2024
Basic and Diluted Earnings:
Net earnings	$96,458	$94,371
Less: Earnings allocated to unvested restricted shares	(167)	(153)
Net earnings used in basic and diluted earnings per share	$96,291	$94,218

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average shares outstanding	187,761,527	182,700,682
Less: Unvested restricted shares	(288,296)	(270,664)
Less: Unvested contingent restricted shares	(618,134)	(635,810)
Weighted average shares outstanding used in basic earnings per share	186,855,097	181,794,208
Other dilutive securities	224,987	418,689
Weighted average shares outstanding used in diluted earnings per share	187,080,084	182,212,897

Income Taxes. NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations. NNN generally will not be subject to federal income taxes on taxable income it distributes to stockholders, provided it meets certain other requirements for qualifying as a REIT. As of March 31, 2025, NNN believes it has qualified as a REIT. Notwithstanding NNN's qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

Fair Value Measurement. NNN's estimates of fair value of financial and non-financial assets and liabilities are based on the framework established in FASB ASC Topic 820, Fair Value Measurement ("ASC 820"). The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

Accumulated Other Comprehensive Income (Loss). The following table outlines the changes in accumulated other comprehensive income (loss) for the quarter ended March 31, 2025 (dollars in thousands):

	Gain (Loss) on Cash Flow Hedges(1)
Beginning balance, December 31, 2024	$(7,959)
Other comprehensive income (loss)	(292)
Reclassifications from accumulated other comprehensive income to net earnings	460	(2)
Ending balance, March 31, 2025	$(7,791)

(1)	Additional disclosure is included in "Note 4 – Notes Payable and Derivatives".

(2)	Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.

New Accounting Pronouncements. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), effective for annual periods beginning after December 15, 2024. The amendments in the update require public business entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold of equal to or greater than five percent of the amount computed by multiplying pretax income by the statutory income tax rate. The amendments also require that entities disclose on an annual basis information about the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid. The amendments eliminate some of the previous required disclosures for all entities relating to estimates of the change in unrecognized tax benefits reasonably possible within 12 months. NNN is currently evaluating the potential impact the adoption of ASU 2023-09 will have on its future disclosures.

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

Note 2 – Real Estate:

Real Estate – Portfolio

Leases. At March 31, 2025, NNN's real estate portfolio had a weighted average remaining lease term of 10 years and consisted of 3,575 leases classified as operating leases and an additional four leases accounted for as direct financing leases.

The following is a summary of the general structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. Typically, the Property leases provide for initial terms of 10 to 20 years and a triple-net lease structure, pursuant to which the tenant bears responsibility for operating expenses of the Property, including utilities, real estate taxes and assessments, property and liability insurance, maintenance, repairs and capital expenditures. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. NNN's leases provide for annual base rental payments (payable in monthly installments), the majority of which include negotiated increases in rent as a result of increases in the Consumer Price Index or set fixed increases.

NNN's leases often provide the tenant with one or more multi-year renewal options, subject to the same terms and conditions provided under the initial lease term, including rent increases. NNN's lease term is based on the non-cancellable base term unless economic incentives make it reasonably certain that an option period to extend the lease will be exercised, in which event NNN includes the renewal options. Some of the leases also provide that in the event NNN wishes to sell the Property subject to that lease, NNN first must offer the lessee the right to purchase the Property on the same terms and conditions as any offer which NNN intends to accept for the sale of the Property.

Real Estate Portfolio. NNN's real estate consisted of the following at (dollars in thousands):

	March 31, 2025	December 31, 2024
Land and improvements(1)	$2,963,256	$2,919,976
Buildings and improvements	7,996,086	7,805,939
Leasehold interests	355	355
	10,959,697	10,726,270
Less accumulated depreciation and amortization	(2,123,005)	(2,065,316)
	8,836,692	8,660,954
Work in progress and improvements	57,872	82,411
Accounted for using the operating method	8,894,564	8,743,365
Accounted for using the direct financing method	2,460	2,520
Classified as held for sale(2)	1,012	283
	$8,898,036	$8,746,168

(1)	Includes $29,947 and $34,356 in land for Properties under construction at March 31, 2025 and December 31, 2024, respectively.

(2)	As of March 31, 2025, three Properties were classified as held for sale. The two properties classified as held for sale as of December 31, 2024 were sold during the quarter ended March 31, 2025.

NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended March 31,
	2025	2024
Rental income from operating leases	$224,056	$209,084
Earned income from direct financing leases	114	119
Percentage rent	886	888
Rental revenues	225,056	210,091
Real estate expenses reimbursed from tenants	5,518	4,734
	$230,574	$214,825

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

For the quarters ended March 31, 2025 and 2024, NNN recognized $509,000 and ($36,000), respectively, of net straight-line accrued rental income, net of reserves.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	March 31, 2025	December 31, 2024
Intangible lease assets (included in other assets):
Above-market in-place leases	$15,667	$14,753
Less: accumulated amortization	(12,111)	(12,159)
Above-market in-place leases, net	$3,556	$2,594

In-place leases	$119,231	$116,549
Less: accumulated amortization	(86,913)	(85,741)
In-place leases, net	$32,318	$30,808

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$39,811	$39,869
Less: accumulated amortization	(29,168)	(28,946)
Below-market in-place leases, net	$10,643	$10,923

The amounts amortized as a net increase to rental income for above-market and below-market leases for the quarters ended March 31, 2025 and 2024, were $93,000 and $117,000, respectively. The value of in-place leases amortized to expense for the quarters ended March 31, 2025 and 2024, was $1,388,000 and $1,647,000, respectively.

Real Estate – Dispositions

The following table summarizes the properties sold and the corresponding gain recognized on the disposition of properties (dollars in thousands):

	Quarter Ended March 31,
	2025		2024
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	10	$3,813	6	$4,821

Real Estate – Commitments

NNN has committed to fund construction on 19 Properties. The improvements on such Properties are estimated to be completed within 12 to 18 months. These construction commitments, as of March 31, 2025, are outlined in the table below (dollars in thousands):

Total commitment(1)	$143,758
Less amount funded	(87,819)
Remaining commitment	$55,939

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended March 31,
	2025	2024
Total real estate impairments, net of recoveries	$1,512	$1,204

Number of Properties:
Vacant	2	—
Occupied	—	3

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

Note 3 – Line of Credit Payable:

In April 2024, NNN amended certain terms of its credit agreement to, among other things, increase borrowing capacity under its unsecured revolving credit facility from $1,100,000,000 to $1,200,000,000 (the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $70,342,000 and a weighted average interest rate of 5.21% during the quarter ended March 31, 2025. The Credit Facility has a base interest rate of the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of March 31, 2025, there was $116,300,000 outstanding and $1,083,700,000 available for future borrowings under the Credit Facility, and NNN was in compliance with each of the Credit Facility financial covenants.

Note 4 – Notes Payable and Derivatives:

Additional information related to NNN's notes payable and derivatives is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2024.

As of March 31, 2025, $7,499,000 remained in accumulated other comprehensive income (loss) related to NNN's previously terminated interest rate hedges. During the quarters ended March 31, 2025 and 2024, NNN reclassified out of accumulated other comprehensive income (loss) $460,000 and $632,000, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $1,274,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN's long-term debt.

During the quarter ended March 31, 2025, NNN entered into a forward starting swap with a total notional amount of $150,000,000 to hedge the risk of changes in the interest-related cash outflows associated with potential issuance of long-term debt. The outstanding forward swap was designated as a cash flow hedge and at March 31, 2025, had a fair value of $292,000 included in other liabilities and other comprehensive income on the Condensed Consolidated Balance Sheets (see “Note 6 – Fair Value of Financial Instruments”). The fair value of the forward starting swap was based on a Level 2 valuation. This derivative financial instrument was still outstanding as of March 31, 2025 and has a mandatory cash settlement date in April 2026. No hedge ineffectiveness was recognized during the quarter ended March 31, 2025.

NNN does not use derivatives for trading or speculative purposes nor does NNN currently have any derivatives which are not designated as hedges.

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

At-The-Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM:

2023 ATM
Shelf registration statement:
Effective date	August 2023
Termination date	August 2026
Total allowable shares	17,500,000
Total shares issued as of March 31, 2025	4,652,100

The following table outlines the common stock issuances pursuant to NNN's ATM for the quarter ended March 31, 2024 (there were no issuances for the quarter ended March 31, 2025) (dollars in thousands, except per share data):

Shares of common stock	500,000
Average price per share (net)	$41.61
Net proceeds	$20,806
Stock issuance costs(1)	$119

(1)	Stock issuance costs consist primarily of underwriters' and agents' fees and commissions and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2024, NNN filed a shelf registration statement for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") with the Commission that was automatically effective and permits NNN to issue up to 4,000,000 shares of common stock. The following outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended March 31,
	2025	2024
Shares of common stock	16,776	19,494
Net proceeds	$655	$709

Dividends. The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2025	2024
Dividends	$108,335	$102,684
Per share	0.5800	0.5650

In April 2025, NNN declared a dividend of $0.5800 per share, which is payable in May 2025 to its common stockholders of record as of April 30, 2025.

Note 6 – Fair Value of Financial Instruments:

Line of Credit Payable. NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate.

Notes Payable. At March 31, 2025 and December 31, 2024, the fair value of NNN's notes payable excluding unamortized discount and debt costs were $3,907,029,000 and $3,894,030,000, respectively, based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Derivative Financial Instruments. At March 31, 2025, the carrying value of NNN’s outstanding derivative financial instrument was $292,000 (see “Note 4 – Notes Payable and Derivatives”) based on a Level 2 valuation to approximate fair value using widely accepted valuation techniques with observable market inputs. The valuation represents the theoretical net cost to cash settle the transaction as of March 31, 2025, including a credit valuation adjustment (“CVA”) as required by ASC 820 to reflect counterparty credit risk and any credit enhancements. NNN determined the CVA's overall impact to the derivative valuation was insignificant and classified its derivative financial instrument as Level 2 within the fair value reporting hierarchy.

Note 7 – Segment Information:

NNN's operations are reported within one reportable segment and constitutes all of the consolidated entities which are reported in the unaudited condensed consolidated financial statements. NNN primarily derives its revenues from real estate leased to tenants under long-term net leases. NNN’s Properties are located in the United States.

NNN’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on net earnings which is reported on the Condensed Consolidated Statements of Income and Comprehensive Income. Additionally, the measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets. Included in the total assets are long-lived real estate assets which include land, buildings, improvements and right-of-use assets subject to operating leases.

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

Significant expense categories, including general and administrative, real estate, depreciation and amortization and interest, are included on NNN’s Condensed Consolidated Statements of Income and Comprehensive Income. Asset information is included in the Condensed Consolidated Balance Sheets and “Note 2 – Real Estate.”

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of NNN REIT, Inc. for the year ended December 31, 2024 ("2024 Annual Report"). The term “NNN” or the “Company” refers to NNN REIT, Inc. and all of its consolidated subsidiaries.

Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). Also, when NNN uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend” or similar expressions, NNN is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, NNN's actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and NNN undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The following is a summary of the risks and uncertainties, although not all risks and uncertainties, that could cause NNN's actual results to differ materially from those presented in NNN's forward-looking statement:

•
Changes in financial and economic conditions, including inflation and tariffs impacting international trade, may have an adverse impact on NNN, its tenants and commercial real estate in general;
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
•
An epidemic or pandemic and/or the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the other risks and may significantly disrupt NNN's tenants' ability to operate their businesses and/or pay rent to NNN or prevent NNN from operating its business in the ordinary course for an extended period;
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

Additional information related to these risks and uncertainties are included in "Item 1A. Risk Factors" of NNN's 2024 Annual Report.

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

Overview

NNN, a Maryland corporation, is a fully integrated REIT formed in 1984. NNN's assets are primarily real estate assets. NNN acquires, owns, invests in and develops high-quality properties that are leased primarily to tenants under long-term, net leases and are primarily held for investment ("Properties" or "Property Portfolio", or individually a "Property").

As of March 31, 2025, NNN owned 3,641 Properties in 50 states, with an aggregate gross leasable area of approximately 37,311,000 square feet, and a weighted average remaining lease term of 10 years. Approximately 98 percent of the Properties were leased as of March 31, 2025.

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

NNN continues to maintain its diversification by tenant, line of trade and geography. NNN's top five line of trade concentrations are the automotive service (17.9%), convenience store (16.8%), restaurant (including full and limited service) (15.4%) and family entertainment center (7.1%) sectors. NNN's management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the southeast (25.4%) and south (24.8%) United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

As of March 31, 2025 and 2024, the Property Portfolio remained over 97 percent leased and had a weighted average remaining lease term of approximately 10 years. High occupancy levels coupled with a triple-net lease structure, provides enhanced probability of achieving consistent operating results.

Additional information related to NNN and the Property Portfolio is included in NNN's 2024 Annual Report.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio:

	March 31, 2025	December 31, 2024	March 31, 2024
Properties Owned:
Number	3,641	3,568	3,546
Total gross leasable area (square feet)	37,311,000	36,557,000	36,137,000
Properties:
Leased and unimproved land	3,558	3,514	3,524
Percent of Properties – leased and unimproved land	98%	98%	99%
Weighted average remaining lease term (years)	10	10	10
Total gross leasable area (square feet) – leased	36,331,000	35,826,000	35,839,000
Total Annualized Base Rent ("ABR")(1)	$874,301,000	$860,562,000	$831,010,000

(1)	Annualized Base Rent (“ABR”) represents the monthly cash base rent for all leases in place as of the end of the period multiplied by 12.

The following table summarizes the diversification of the Property Portfolio based on the top 20 lines of trade:

		% of ABR
	Lines of Trade	March 31, 2025(1)	December 31, 2024(2)	March 31, 2024(3)
1.	Automotive service	17.9%	16.9%	16.3%
2.	Convenience stores	16.8%	17.0%	16.2%
3.	Restaurants – limited service	8.3%	8.4%	8.5%
4.	Family entertainment centers	7.1%	7.2%	6.7%
5.	Restaurants – full service	7.1%	7.8%	8.6%
6.	Recreational vehicle dealers, parts and accessories	5.0%	5.1%	4.6%
7.	Health and fitness	4.0%	3.9%	4.4%
8.	Theaters	3.9%	4.0%	4.1%
9.	Equipment rental	3.2%	3.2%	2.9%
10.	Automotive parts	2.5%	2.4%	2.4%
11.	Wholesale clubs	2.4%	2.4%	2.5%
12.	Drug stores	2.1%	2.2%	2.3%
13.	Home improvement	2.0%	2.1%	2.2%
14.	Medical service providers	1.9%	1.7%	1.8%
15.	Pet supplies and services	1.6%	1.3%	1.1%
16.	Furniture	1.3%	1.3%	2.0%
17.	Consumer electronics	1.3%	1.3%	1.3%
18.	General merchandise	1.2%	1.4%	1.4%
19.	Travel plazas	1.2%	1.2%	1.3%
20.	Home furnishings	1.1%	1.1%	1.3%
	Other	8.1%	8.1%	8.1%
		100.0%	100.0%	100.0%

Based on ABR of:
(1)	$874,301,000 as of March 31, 2025.
(2)	$860,562,000 as of December 31, 2024.
(3)	$831,010,000 as of March 31, 2024.

Property Acquisitions. The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2025	2024
Acquisitions:
Number of Properties	82	20
Gross leasable area (square feet)(1)	831,000	284,000
Weighted average cap rate(2)	7.4%	8.0%
Total dollars invested(3)	$232,393	$124,492

(1)	Includes additional square footage from completed construction on existing Properties.
(2)	Calculated as the initial cash annual base rent divided by the total purchase price of the Properties.
(3)	Includes dollars invested in projects under construction or tenant improvements for each respective period.

NNN typically funds Property acquisitions either through borrowings under NNN's Credit Facility (as defined in "Capital Structure – Line of Credit Payable"), by issuing its debt or equity securities in the capital markets, with undistributed funds from operations, or with proceeds from the sale of Properties.

Property Dispositions. The following table summarizes the properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2025	2024
Number of properties	10	6
Gross leasable area (square feet)	72,000	113,000
Net sales proceeds	$15,839	$18,531
Net gain on disposition of real estate	$3,813	$4,821
Weighted average cap rate(1)	4.9%	6.4%

(1)	Calculated as the cash annual base rent divided by the total gross proceeds received for the properties.

NNN typically uses the disposition proceeds to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenues

The following table summarizes NNN's revenues (dollars in thousands):

	Quarter Ended March 31,		Percent Increase
	2025	2024	(Decrease)
Rental Revenues(1)	$225,056	$210,091	7.1%
Real estate expenses reimbursed from tenants	5,518	4,734	16.6%
Rental income	230,574	214,825	7.3%
Interest and other income from real estate transactions	280	582	(51.9)%
Total revenues	$230,854	$215,407	7.2%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").

Rental Income. Rental income increased for the quarter ended March 31, 2025, as compared to the same period in 2024. The increase is primarily due to the Rental Revenues from NNN's recent Property acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions").

Analysis of Expenses

The following table summarizes NNN's expenses (dollars in thousands):

	Quarter Ended March 31,		Percent Increase
	2025	2024	(Decrease)
General and administrative	$13,008	$12,584	3.4%
Real estate:
Reimbursed from tenants	5,518	4,734	16.6%
Non-reimbursed	3,857	2,420	59.4%
Total real estate	9,375	7,154	31.0%
Depreciation and amortization	64,617	60,615	6.6%
Leasing transaction costs	130	33	293.9%
Impairment losses – real estate, net of recoveries	1,512	1,204	25.6%
Executive retirement costs	2,173	317	585.5%
Total operating expenses	$90,815	$81,907	10.9%

Interest and other income	$(329)	$(119)	176.5%
Interest expense	47,723	44,069	8.3%
Total other expenses	$47,394	$43,950	7.8%

As a percentage of total revenues:
General and administrative	5.6%	5.8%
Non-reimbursed real estate	1.7%	1.1%

General and Administrative. General and administrative expenses increased in amount, but decreased as a percentage of total revenues for the quarter ended March 31, 2025, as compared to the same period in 2024. The increase was primarily attributable to an increase in compensation costs.

Real Estate. Total real estate expenses increased for the quarter ended March 31, 2025, as compared to the same period in 2024. NNN focuses on non-reimbursed real estate expenses (total real estate expenses, net of reimbursements from tenants). These expenses are typically attributable to (i) Properties for which the lease terms do not obligate the tenant to pay certain operating expenses or (ii) vacant Properties. Non-reimbursed real estate expenses increased in amount and as a percentage of total revenues for the quarter ended March 31, 2025, as compared to the same period in 2024 primarily due to an increase in the number of vacant properties.

Depreciation and Amortization. Depreciation and amortization expenses increased for the quarter ended March 31, 2025, as compared to the same period in 2024. The increase was primarily attributable to the increase in NNN's Property Portfolio from recent acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions") and was partially offset by recent dispositions (see "Results of Operations – Property Analysis – Property Dispositions").

Impairment Losses – Real Estate, Net of Recoveries. As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries for the quarters ended March 31, 2025 and 2024, which were less than one percent of NNN's total assets for the respective periods as reported on the Condensed Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to tenants under long-term net leases, the inherent risks of owning commercial real estate and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Executive Retirement Costs. In January 2025, NNN announced that Kevin B. Habicht would retire from employment with the Company as Executive Vice President and Chief Financial Officer on March 31, 2025. During the quarter ended March 31, 2025, NNN recorded executive retirement costs as a result of the accounting treatment for long-term incentive compensation related to Mr. Habicht's retirement and transition agreement.

Interest Expense. Interest expense increased for the quarter ended March 31, 2025, as compared to the same period in 2024. The following represents the primary changes in fixed rate long-term debt that impacted interest expense (dollars in thousands):

Transaction	Effective Date	Principal	Stated Rate	Original Maturity
Issuance 2034 Notes	May 2024	$500,000	5.500%	June 2034
Redemption 2024 Notes	June 2024	(350,000)	3.900%	June 2024

The increase in interest expense was partially offset by the Credit Facility having a weighted average outstanding balance of $70,342,000 with a weighted average interest rate of 5.21% for the quarter ended March 31, 2025 compared to a weighted average outstanding balance of $116,067,000 with a weighted average interest rate of 6.26% for the quarter ended March 31, 2024.

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

NNN typically expects to fund both its short-term and long-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations, borrowings from NNN's Credit Facility or proceeds from the sale of Properties. As of March 31, 2025, NNN had $5,524,000 of cash, cash equivalents and restricted cash or cash held in escrow and $1,083,700,000 was available for future borrowings under the Credit Facility. NNN may also fund liquidity requirements with new debt or equity issuances, although newly issued debt may be at higher interest rates than the rates on NNN's existing outstanding debt. NNN also has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these sources of liquidity and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

Cash Flows. NNN had $5,524,000 of cash, cash equivalents and restricted cash, of which $427,000 was restricted cash or cash held in escrow at March 31, 2025. The table below summarizes NNN's cash flows (dollars in thousands):

	Quarter Ended March 31,
	2025	2024
Cash, cash equivalents and restricted cash:
Provided by operating activities	$203,282	$190,715
Used in investing activities	(215,302)	(97,732)
Provided by (used in) financing activities	8,482	(97,010)
Decrease	(3,538)	(4,027)
Net cash at beginning of period	9,062	5,155
Net cash at end of period	$5,524	$1,128

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received primarily from rental income less cash used for general and administrative and interest expenses. NNN's cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the quarters ended March 31, 2025 and 2024, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties as discussed in "Results of Operations – Property Analysis." NNN typically uses cash on hand, borrowings from its Credit Facility or proceeds from the sale of Properties to fund the acquisition of its Properties.

Financing Activities. NNN's financing activities for the quarter ended March 31, 2025, included the following significant transactions:

•
$116,300,000 in net borrowings of NNN's Credit Facility,
•
$655,000 from the issuance of 16,776 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"), and
•
$108,335,000 in dividends paid to common stockholders.

Material Cash Requirements

NNN's material cash requirements include (i) long-term debt maturities; (ii) interest on long-term debt; (iii) common stock dividends (although all future distributions will be declared and paid at the discretion of the Board of Directors); and (iv) to a lesser extent, Property construction and other Property related costs that may arise.

The table below presents material cash requirements related to NNN's long-term obligations outstanding as of March 31, 2025 (see "Capital Structure") (dollars in thousands):

	Date of Obligation
	Total	2025	2026	2027	2028	2029	Thereafter
Long-term debt(1)	$4,450,000	$400,000	$350,000	$400,000	$400,000	$—	$2,900,000
Long-term debt – interest(2)	2,017,944	131,688	161,725	146,733	132,067	118,450	1,327,281
Credit Facility	116,300	—	—	—	116,300	—	—
Total contractual cash obligations	$6,584,244	$531,688	$511,725	$546,733	$648,367	$118,450	$4,227,281

(1)	Includes only principal amounts outstanding under notes payable and excludes unamortized note discounts and debt costs.
(2)	Interest calculation on notes payable based on stated rate of the principal amount.

Property Construction. NNN has committed to fund construction on 19 Properties. The improvements of such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at March 31, 2025, are outlined in the table below (dollars in thousands):

Total commitment(1)	$143,758
Less amount funded	(87,819)
Remaining commitment	$55,939

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

Management anticipates satisfying these obligations with a combination of NNN's cash provided from operations, current capital resources on hand, its Credit Facility, debt or equity financings and property dispositions.

Properties. Typically, the Property leases provide for initial terms of 10 to 20 years and a triple-net lease structure, pursuant to which the tenant bears responsibility for operating expenses of the Property, including utilities, real estate taxes and assessments, property and liability insurance, maintenance, repairs and capital expenditures. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates the costs associated with these Properties, NNN's vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its Credit Facility or use other sources of capital in the event of significant capital expenditures or major repairs.

The lost revenues and increased property expenses resulting from vacant Properties or the inability to collect lease payments could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner.

As of March 31, 2025, NNN owned 83 vacant, un-leased Properties which accounted for approximately two percent of total Properties and less than three percent of aggregate gross leasable area held in the Property Portfolio.

Additionally, as of April 28, 2025, less than one percent of total annualized base rent, total Properties and aggregate gross leasable area held in the Property Portfolio was leased to two tenants currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

NNN generally monitors the financial performance of its significant tenants on an ongoing basis.

Dividends. One of NNN's primary objectives is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends, while retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT.

The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2025	2024
Dividends	$108,335	$102,684
Per share	0.5800	0.5650

In April 2025, NNN declared a dividend of $0.5800 per share which is payable in May 2025 to its common stockholders of record as of April 30, 2025.

Capital Structure

NNN has used, and expects to use in the future, various forms of debt and equity securities primarily to fund property acquisitions and construction on its Properties and to pay down or refinance its outstanding debt.

The following is a summary of NNN's total debt outstanding as of (dollars in thousands):

	March 31, 2025	Percentage of Total	December 31, 2024	Percentage of Total
Line of credit payable	$116,300	2.6%	$—	—
Notes payable	4,375,337	97.4%	4,373,803	100.0%
Total debt outstanding	$4,491,637	100.0%	$4,373,803	100.0%

Line of Credit Payable. In April 2024, NNN amended certain terms of its credit agreement to, among other things, increase borrowing capacity under its unsecured revolving credit facility from $1,100,000,000 to $1,200,000,000 (the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $70,342,000 and a weighted average interest rate of 5.21% during the quarter ended March 31, 2025. The Credit Facility has a base interest rate of the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of March 31, 2025, there was $116,300,000 outstanding and $1,083,700,000 available for future borrowings under the Credit Facility, and NNN was in compliance with each of the Credit Facility financial covenants.

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

Debt Securities – Notes Payable. Each of NNN's outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2025(4)	October 2015	$400,000	$964	$399,036	4.000%	4.029%	November 2025(5)(6)
2026(4)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026(5)
2027(4)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027(5)
2028(4)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028(5)
2030(4)	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030
2033	August 2023	500,000	11,620	488,380	5.600%	5.905%	October 2033
2034	May 2024	500,000	6,160	493,840	5.500%	5.662%	June 2034
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052(4)	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052

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

In accordance with the terms of the indentures, pursuant to which NNN's notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At March 31, 2025, NNN was in compliance with those covenants.

During the quarter ended March 31, 2025, NNN entered into a forward starting swap with a total notional amount of $150,000,000 to hedge the risk of changes in the interest-related cash outflows associated with potential issuance of long-term debt. The outstanding forward swap was designated as a cash flow hedge and at March 31, 2025, had a fair value of $292,000 included in other liabilities and other comprehensive income on the Condensed Consolidated Balance Sheets. This derivative financial instrument was still outstanding as of March 31, 2025.

Equity Securities

At-The-Market Offerings. NNN has established an ATM which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's ATM:

2023 ATM
Shelf registration statement:
Effective date	August 2023
Termination date	August 2026
Total allowable shares	17,500,000
Total shares issued as of March 31, 2025	4,652,100

The following table outlines the common stock issuances pursuant to NNN's ATM for the quarter ended March 31, 2024 (there were no issuances for the quarter ended March 31, 2025) (dollars in thousands, except per share data):

Shares of common stock	500,000
Average price per share (net)	$41.61
Net proceeds	$20,806
Stock issuance costs(1)	$119

(1)	Stock issuance costs consist primarily of underwriters' and agent's fees and commissions and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2024, NNN filed a shelf registration statement for its DRIP with the Commission that was automatically effective and permits NNN to issue up to 4,000,000 shares of common stock. NNN's DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN's common stock. The following outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended March 31,
	2025	2024
Shares of common stock	16,776	19,494
Net proceeds	$655	$709

Critical Accounting Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of NNN's unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the unaudited condensed consolidated financial statements. Estimates are sensitive to evaluations by management about current and future expectations of market and economic conditions. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on NNN's consolidated financial statements. A summary of NNN's critical accounting estimates is included in NNN's 2024 Annual Report. NNN has not made any material changes to these policies during the periods covered by this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate long-term debt which is used to finance NNN's Property acquisitions and construction commitments, as well as for general corporate purposes. NNN's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt and periodically uses derivatives to hedge the interest rate risk of future borrowings. As of March 31, 2025, NNN had one forward starting swap with a notional amount of $150,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt.

As of March 31, 2025, NNN's variable rate Credit Facility had $116,300,000 outstanding and a weighted average outstanding balance of $70,342,000 with a weighted average interest rate of 5.21% for the quarter ended March 31, 2025 compared to a weighted average outstanding balance of $116,067,000 with a weighted average interest rate of 6.26% for the same period in 2024.

The information in the table below summarizes NNN's market risks associated with its debt obligations outstanding. The table presents, by year of expected maturity, principal payments and related interest rates for debt obligations outstanding as of March 31, 2025. The table incorporates only those debt obligations that existed as of March 31, 2025, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN's hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by less than one percent for the quarter ended March 31, 2025.

Debt Obligations(1) (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Effective Interest Rate
2025	$—	—	$400,000	4.03%
2026	—	—	350,000	3.73%
2027	—	—	400,000	3.55%
2028	116,300	5.21%	400,000	4.39%
2029	—	—	—	—
Thereafter	—	—	2,900,000	4.22%	(3)
Total	$116,300	5.21%	$4,450,000	4.12%
Fair Value:
March 31, 2025	$116,300		$3,907,029
December 31, 2024	$—		$3,894,030

(1)	NNN's unsecured debt obligations have a weighted average interest rate of 4.1% and a weighted average maturity of 11.6 years.
(2)

Includes NNN's notes payable, each exclude unamortized discounts and debt costs. The fair value is based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded on the over-the-counter market.

(3)	Weighted average effective interest rate for years after 2029.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer and Chief Accounting and Technology Officer ("NNN's Chief Officers"), of the effectiveness as of March 31, 2025, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, NNN's Chief Officers concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 1A. Risk Factors.

There were no material changes in NNN's risk factors disclosed in Item 1A. Risk Factors in NNN's Annual Report on Form 10-K for the year ended December 31, 2024.

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

3.	Articles of Incorporation and By-laws

3.2

Third Amended and Restated Bylaws of the Registrant, as amended through the Sixth Amendment to the Bylaws, dated March 13, 2025 (filed on March 18, 2025 as Exhibit 3.2 to the Registrant's Current Report on Form 8-K).

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

101.1

The following materials from the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2025, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of equity, (iv) condensed consolidated statements of cash flows, and (v) notes to condensed consolidated financial statements.

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

DATED this 1st day of May, 2025.

NNN REIT, INC.

By:	/s/ Stephen A. Horn, Jr.
Stephen A. Horn, Jr.
President, Chief Executive Officer and Director

By:	/s/ Vincent H. Chao
Vincent H. Chao
Executive Vice President and Chief Financial Officer