Form 10-Q
period 2025-06-30
NNN REIT, INC.
filed 2025-08-05
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

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

As of July 30, 2025, the registrant had 188,781,890 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Real estate portfolio, net of accumulated depreciation and amortization	$9,023,171	$8,746,168
Cash and cash equivalents	5,973	8,731
Restricted cash and cash held in escrow	775	331
Receivables, net of allowance of $599 and $617, respectively	2,499	2,975
Accrued rental income, net of allowance of $3,290 and $4,156, respectively	33,594	34,005
Debt costs, net of accumulated amortization of $28,449 and $27,002, respectively	7,698	8,958
Other assets	74,967	71,560
Total assets	$9,148,677	$8,872,728
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$267,700	$—
Notes payable, net of unamortized discount and unamortized debt costs	4,376,893	4,373,803
Accrued interest payable	30,685	29,699
Other liabilities	110,994	106,951
Total liabilities	4,786,272	4,510,453

Equity:
Stockholders' equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 188,206,484 and 187,540,929 shares issued and outstanding, respectively	1,884	1,877
Capital in excess of par value	5,217,161	5,197,644
Accumulated deficit	(849,201)	(829,287)
Accumulated other comprehensive income (loss)	(7,439)	(7,959)
Total equity	4,362,405	4,362,275
Total liabilities and equity	$9,148,677	$8,872,728

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental income	$226,498	$216,140	$457,072	$430,965
Interest and other income from real estate transactions	304	673	584	1,255
	226,802	216,813	457,656	432,220
Operating expenses:
General and administrative	11,217	11,789	24,225	24,373
Real estate	8,838	6,758	18,213	13,912
Depreciation and amortization	68,349	62,503	132,966	123,118
Leasing transaction costs	74	20	204	53
Impairment losses – real estate, net of recoveries	4,535	944	6,047	2,148
Retirement and severance costs	191	153	2,364	470
	93,204	82,167	184,019	164,074
Gain on disposition of real estate	16,198	17,621	20,011	22,442
Earnings from operations	149,796	152,267	293,648	290,588
Other expenses (revenues):
Interest and other income	(15)	(976)	(344)	(1,095)
Interest expense	49,282	46,577	97,005	90,646
	49,267	45,601	96,661	89,551
Net earnings	$100,529	$106,666	$196,987	$201,037
Net earnings per share:
Basic	$0.54	$0.58	$1.05	$1.10
Diluted	$0.54	$0.58	$1.05	$1.10
Weighted average shares outstanding:
Basic	186,876,693	182,438,791	186,865,955	182,119,471
Diluted	187,070,288	182,807,374	187,088,160	182,528,333
Other comprehensive income:
Net earnings	$100,529	$106,666	$196,987	$201,037
Amortization of interest rate hedges	469	610	929	1,242
Fair value of forward starting swaps	(117)	—	(409)	—
Total comprehensive income	$100,881	$107,276	$197,507	$202,279

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Quarter Ended June 30, 2025

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at March 31, 2025	$1,881	$5,203,561	$(841,164)	$(7,791)	$4,356,487
Net earnings	—	—	100,529	—	100,529
Dividends declared and paid:
$0.5800 per share of common stock	1	637	(108,566)	—	(107,928)
Issuance of common stock:
8,688 shares – director compensation	—	268	—	—	268
1,694 shares – stock purchase plan	—	69	—	—	69
236,906 shares – ATM equity program	2	10,228	—	—	10,230
Stock issuance costs	—	(167)	—	—	(167)
Amortization of deferred compensation	—	2,565	—	—	2,565
Amortization of interest rate hedges	—	—	—	469	469
Fair value of forward starting swap	—	—	—	(117)	(117)
Balances at June 30, 2025	$1,884	$5,217,161	$(849,201)	$(7,439)	$4,362,405

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

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Six Months Ended June 30, 2025

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2024	$1,877	$5,197,644	$(829,287)	$(7,959)	$4,362,275
Net earnings	—	—	196,987	—	196,987
Dividends declared and paid:
$1.1600 per share of common stock	1	1,242	(216,901)	—	(215,658)
Issuance of common stock:
17,629 shares – director compensation	—	535	—	—	535
2,940 shares – stock purchase plan	—	120	—	—	120
236,906 shares – ATM equity program	2	10,228	—	—	10,230
390,929 restricted shares – net of forfeitures	4	(4)	—	—	—
Stock issuance costs	—	(252)	—	—	(252)
Amortization of deferred compensation	—	7,648	—	—	7,648
Amortization of interest rate hedges	—	—	—	929	929
Fair value of forward starting swap	—	—	—	(409)	(409)
Balances at June 30, 2025	$1,884	$5,217,161	$(849,201)	$(7,439)	$4,362,405

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Six Months Ended June 30, 2024

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2023	$1,826	$4,971,625	$(805,883)	$(10,111)	$4,157,457
Net earnings	—	—	201,037	—	201,037
Dividends declared and paid:
$1.1300 per share of common stock	—	1,306	(205,843)	—	(204,537)
Issuance of common stock:
19,224 shares – director compensation	—	639	—	—	639
1,987 shares – stock purchase plan	—	83	—	—	83
803,443 shares – ATM equity program	8	33,719	—	—	33,727
349,975 restricted shares – net of forfeitures	4	(4)	—	—	—
Stock issuance costs	—	(310)	—	—	(310)
Amortization of deferred compensation	—	5,584	—	—	5,584
Amortization of interest rate hedges	—	—	—	1,242	1,242
Balances at June 30, 2024	$1,838	$5,012,642	$(810,689)	$(8,869)	$4,194,922

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$196,987	$201,037
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	132,966	123,118
Impairment losses – real estate, net of recoveries	6,047	2,148
Amortization of notes payable discount	1,593	1,384
Amortization of debt costs	2,944	3,088
Amortization of interest rate hedges	929	1,242
Settlement of forward starting swaps	(409)	—
Gain on disposition of real estate	(20,011)	(22,442)
Performance incentive plan expense	8,692	6,852
Performance incentive plan payment	(1,702)	(1,274)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in receivables	476	1,098
Decrease (increase) in accrued rental income	(84)	131
Increase in other assets	(1,560)	(1,602)
Increase (decrease) in accrued interest payable	986	(3,443)
Increase (decrease) in other liabilities	(5,247)	61
Other	95	(204)
Net cash provided by operating activities	322,702	311,194
Cash flows from investing activities:
Proceeds from the disposition of real estate	67,198	86,268
Additions to real estate	(453,909)	(224,986)
Principal payments received on mortgages and notes receivable	460	344
Other	(718)	(974)
Net cash used in investing activities	(386,969)	(139,348)

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Proceeds from line of credit payable	$618,000	$408,000
Repayment of line of credit payable	(350,300)	(528,000)
Proceeds from notes payable	—	493,840
Repayment of notes payable	—	(350,000)
Payment of debt issuance costs	(187)	(13,014)
Proceeds from issuance of common stock	11,593	35,116
Stock issuance costs	(252)	(298)
Payment of common stock dividends	(216,901)	(205,843)
Net cash provided by (used in) financing activities	61,953	(160,199)
Net increase (decrease) in cash, cash equivalents and restricted cash(1)	(2,314)	11,647
Cash, cash equivalents and restricted cash at beginning of period(1)	9,062	5,155
Cash, cash equivalents and restricted cash at end of period(1)	$6,748	$16,802
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$92,016	$91,851
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$520	$1,242
Change in work in progress accrual	$11,020	$10,048

(1)

Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. As of June 30, 2025, December 31, 2024 and June 30, 2024, NNN had restricted cash of $775, $331 and $14,672, respectively.

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

June 30, 2025
Property Portfolio:
Total Properties	3,663
Gross leasable area (square feet)	38,322,000
States	50
Weighted average remaining lease term (years)	10

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") guidance included in Topic 280, Segment Reporting, NNN's operations are reported within one reportable segment in the unaudited condensed consolidated financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties. See additional disclosure in "Note 7 – Segment Information."

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2025, may not be indicative of the results that may be expected for the year ending December 31, 2025. Amounts as of December 31, 2024, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2024.

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

Real Estate Portfolio. NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest, third-party costs and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. NNN recorded $1,463,000 and $3,476,000 in capitalized interest during the development period for the six months ended June 30, 2025 and 2024, respectively, of which $542,000 and $1,617,000 was recorded during the quarters ended June 30, 2025 and 2024, respectively.

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

Collectability. In accordance with ASC 842, NNN reviews the collectability of its lease payments on an ongoing basis. NNN considers collectability indicators when analyzing accounts receivable (and accrued rent), historical bad debt levels, tenant credit-worthiness and current economic trends, all of which assist in evaluating the probability of outstanding and future rental income collections and the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition bankruptcy claims.

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

As a result of the review of collectability, NNN recorded a write-off of $2,099,000 and $473,000 of outstanding receivables and related accrued rent during the six months ended June 30, 2025 and 2024, respectively, and reclassified certain tenants as cash basis for accounting purposes.

The following table summarizes those tenants classified as cash basis for accounting purposes as of June 30:

	2025		2024
Number of tenants	12		11
Cash basis tenants as a percent of:
Total Properties	2.5%		3.4%
% of Annualized Base Rent ("ABR")(1)	4.7%	(2)	5.0%	(3)
% of gross leasable area	7.4%		4.8%

(1)	ABR represents the monthly cash base rent for all leases in place as of the end of the period multiplied by 12. Based on ABR of:
	(2)	$893,782,000 as of June 30, 2025.
	(3)	$837,568,000 as of June 30, 2024.

During the six months ended June 30, 2025 and 2024, NNN recognized $15,316,000 and $20,883,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting purposes, of which $7,584,000 and $11,108,000 was recognized during the quarters ended June 30, 2025 and 2024, respectively.

NNN includes an allowance for doubtful accounts in rental income on the Condensed Consolidated Statements of Income and Comprehensive Income.

Real Estate – Held For Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant and Equipment, including management's intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. At June 30, 2025 and December 31, 2024, NNN had recorded real estate held for sale of $9,205,000 (seven properties) and $283,000 (two properties), respectively, in real estate portfolio on the Condensed Consolidated Balance Sheets. The properties classified as held for sale as of December 31, 2024 were sold during the six months ended June 30, 2025.

Real Estate Dispositions. When real estate is disposed, the related cost, accumulated depreciation or amortization and any accrued rental income from operating leases and the net investment from direct financing leases are removed from the accounts and gains and losses from the dispositions are reflected in income. FASB ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets ("ASC 610-20"), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity that transfers a nonfinancial asset in the scope of ASC 610-20 follows a two-step derecognition model to determine whether (and when) to derecognize the asset. NNN determined the key revenue stream impacted by ASC 610-20 is gain on disposition of real estate reported on the Condensed Consolidated Statements of Income and Comprehensive Income. In accordance with ASC 610-20, NNN evaluates any separate contracts or performance obligations to determine proper timing and/or amount of revenue recognition, as well as transfer of control and transaction price allocation in determining the amount of gain or loss to record.

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

NNN held mortgages receivable, including accrued interest, of $454,000 included in other assets on the Condensed Consolidated Balance Sheets as of December 31, 2024, net of $9,000 allowance for credit loss. As of June 30, 2025, NNN held no mortgages receivable.

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

Restricted Cash and Cash Held in Escrow. Restricted cash and cash held in escrow may include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN. NNN held $775,000 and $331,000 in restricted cash and cash held in escrow as of June 30, 2025 and December 31, 2024, respectively.

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

Debt Costs – Notes Payable. Debt costs incurred in connection with the issuance of NNN's unsecured notes have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. NNN had debt costs of $43,820,000, included in notes payable on the Condensed Consolidated Balance Sheets, as of June 30, 2025 and December 31, 2024, net of accumulated amortization of $15,557,000 and $14,060,000, respectively.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and Diluted Earnings:
Net earnings	$100,529	$106,666	$196,987	$201,037
Less: Earnings allocated to unvested restricted shares	(190)	(189)	(357)	(333)
Net earnings used in basic and diluted earnings per share	$100,339	$106,477	$196,630	$200,704

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average shares outstanding	187,974,275	183,532,421	187,868,489	183,116,552
Less: Unvested restricted shares	(328,001)	(324,620)	(308,258)	(294,671)
Less: Unvested contingent restricted shares	(769,581)	(769,010)	(694,276)	(702,410)
Weighted average shares outstanding used in basic earnings per share	186,876,693	182,438,791	186,865,955	182,119,471
Other dilutive securities	193,595	368,583	222,205	408,862
Weighted average shares outstanding used in diluted earnings per share	187,070,288	182,807,374	187,088,160	182,528,333

Income Taxes. NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations. NNN generally will not be subject to federal income taxes on taxable income it distributes to stockholders, provided it meets certain other requirements for qualifying as a REIT. As of June 30, 2025, NNN believes it has qualified as a REIT. Notwithstanding NNN's qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

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

Accumulated Other Comprehensive Income (Loss). The following table outlines the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2025 (dollars in thousands):

	Gain (Loss) on Cash Flow Hedges(1)
Beginning balance, December 31, 2024	$(7,959)
Other comprehensive income (loss)	(409)
Reclassifications from accumulated other comprehensive income to net earnings	929	(2)
Ending balance, June 30, 2025	$(7,439)

(1)	Additional disclosure is included in "Note 4 – Notes Payable and Derivatives".

(2)	Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.

New Accounting Pronouncements. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), effective for annual periods beginning after December 15, 2024. The amendments in the update require public business entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold of equal to or greater than five percent of the amount computed by multiplying pretax income by the statutory income tax rate. The amendments also require that entities disclose on an annual basis information about the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid. The amendments eliminate some of the previous required disclosures for all entities relating to estimates of the change in unrecognized tax benefits reasonably possible within 12 months. NNN has evaluated ASU 2023-09 and determined it will have no material impact on its future disclosures.

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

Note 2 – Real Estate:

Real Estate – Portfolio

Leases. At June 30, 2025, NNN's real estate portfolio had a weighted average remaining lease term of 10 years and consisted of 3,606 leases classified as operating leases and an additional four leases accounted for as direct financing leases.

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

Real Estate Portfolio. NNN's real estate consisted of the following at (dollars in thousands):

	June 30, 2025	December 31, 2024
Land and improvements(1)	$2,977,752	$2,919,976
Buildings and improvements	8,159,894	7,805,939
Leasehold interests	355	355
	11,138,001	10,726,270
Less accumulated depreciation and amortization	(2,170,211)	(2,065,316)
	8,967,790	8,660,954
Work in progress and improvements	43,778	82,411
Accounted for using the operating method	9,011,568	8,743,365
Accounted for using the direct financing method	2,398	2,520
Classified as held for sale(2)	9,205	283
	$9,023,171	$8,746,168

(1)	Includes $20,574 and $34,356 in land for Properties under construction at June 30, 2025 and December 31, 2024, respectively.

(2)	As of June 30, 2025, seven Properties were classified as held for sale. The two properties classified as held for sale as of December 31, 2024 were sold during the six months ended June 30, 2025.

NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental income from operating leases	$221,714	$211,557	$445,770	$420,641
Earned income from direct financing leases	112	118	226	237
Percentage rent	284	259	1,170	1,147
Rental revenues	222,110	211,934	447,166	422,025
Real estate expenses reimbursed from tenants	4,388	4,206	9,906	8,940
	$226,498	$216,140	$457,072	$430,965

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

For the six months ended June 30, 2025 and 2024, NNN recognized $84,000 and ($131,000), respectively, of net straight-line accrued rental income, net of reserves, of which ($425,000) and ($95,000) of such income, net of reserves was recorded during the quarters ended June 30, 2025 and 2024, respectively.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	June 30, 2025	December 31, 2024
Intangible lease assets (included in other assets):
Above-market in-place leases	$14,350	$14,753
Less: accumulated amortization	(10,961)	(12,159)
Above-market in-place leases, net	$3,389	$2,594

In-place leases	$114,383	$116,549
Less: accumulated amortization	(81,539)	(85,741)
In-place leases, net	$32,844	$30,808

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$36,488	$39,869
Less: accumulated amortization	(27,694)	(28,946)
Below-market in-place leases, net	$8,794	$10,923

The amounts amortized as a net increase to rental income for above-market and below-market leases for the six months ended June 30, 2025 and 2024, were $1,713,000 and $242,000, respectively, of which $1,620,000 and $125,000 were recorded during the quarters ended June 30, 2025 and 2024, respectively. The value of in-place leases amortized to expense for the six months ended June 30, 2025 and 2024 was $5,267,000 and $3,230,000, respectively, of which $3,879,000 and $1,583,000 was recorded for the quarters ended June 30, 2025 and 2024, respectively.

Real Estate – Dispositions

The following table summarizes the properties sold and the corresponding gain recognized on the disposition of properties (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	23	$16,198	14	$17,621	33	$20,011	20	$22,442

Real Estate – Commitments

NNN has committed to fund construction on 20 Properties. The improvements on such Properties are estimated to be completed within 12 to 18 months. These construction commitments, as of June 30, 2025, are outlined in the table below (dollars in thousands):

Total commitment(1)	$103,177
Less amount funded	(64,352)
Remaining commitment	$38,825

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total real estate impairments, net of recoveries	$4,535	$944	$6,047	$2,148

Number of Properties:
Vacant	6	2	8	2
Occupied	1	—	1	3

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

Note 3 – Line of Credit Payable:

In April 2024, NNN amended certain terms of its credit agreement to, among other things, increase borrowing capacity under its unsecured revolving credit facility from $1,100,000,000 to $1,200,000,000 (the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $113,919,000 and a weighted average interest rate of 5.22% during the six months ended June 30, 2025. The Credit Facility has a base interest rate of the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of June 30, 2025, there was $267,700,000 outstanding and $932,300,000 available for future borrowings under the Credit Facility, and NNN was in compliance with each of the Credit Facility financial covenants.

Note 4 – Notes Payable and Derivatives:

Additional information related to NNN's notes payable and derivatives is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2024.

During the quarter ended June 30, 2025, NNN terminated two forward starting swaps with an aggregate notional amount of $200,000,000, in connection with pricing a $500,000,000 senior unsecured notes offering (see "Note 8 – Subsequent Events"). The forward starting swaps were entered into to hedge the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. When terminated, the fair value of the forward starting swaps, designated as cash flow hedges, was a net liability of $409,000, which was deferred in accumulated other comprehensive income (loss) and will be amortized as an increase in interest expense over 10 years.

As of June 30, 2025, $7,439,000 remained in accumulated other comprehensive income (loss) related to NNN's previously terminated interest rate hedges. During the six months ended June 30, 2025 and 2024, NNN reclassified out of accumulated other comprehensive income (loss) $929,000 and $1,242,000, respectively, of which $469,000 and $610,000 was reclassified during the quarters ended June 30, 2025 and 2024, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $915,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN's long-term debt.

NNN does not use derivatives for trading or speculative purposes. NNN had no derivative financial instruments outstanding at June 30, 2025.

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

At-The-Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM:

2023 ATM
Shelf registration statement:
Effective date	August 2023
Termination date	August 2026
Total allowable shares	17,500,000
Total shares issued as of June 30, 2025	4,889,006

The following table outlines the common stock issuances pursuant to NNN's ATM (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares of common stock	236,906	303,443	236,906	803,443
Average price per share (net)	$42.48	$41.81	$42.12	$41.69
Net proceeds	$10,063	$12,687	$9,978	$33,493
Stock issuance costs(1)	$167	$115	$252	$234

(1)	Stock issuance costs consist primarily of underwriters' and agents' fees and commissions and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2024, NNN filed a shelf registration statement for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") with the Commission that was automatically effective and permits NNN to issue up to 4,000,000 shares of common stock. The following outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares of common stock	17,316	14,815	34,092	34,309
Net proceeds	$707	$604	$1,363	$1,313

Dividends. The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dividends	$108,566	$103,159	$216,901	$205,843
Per share	0.5800	0.5650	1.1600	1.1300

In July 2025, NNN declared a dividend of $0.6000 per share, which is payable in August 2025 to its common stockholders of record as of July 31, 2025.

Note 6 – Fair Value of Financial Instruments:

Line of Credit Payable. NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate.

Notes Payable. At June 30, 2025 and December 31, 2024, the fair value of NNN's notes payable excluding unamortized discount and debt costs were $3,974,301,000 and $3,894,030,000, respectively, based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Note 7 – Segment Information:

NNN's operations are reported within one reportable segment and constitute all of the consolidated entities which are reported in the unaudited condensed consolidated financial statements. NNN primarily derives its revenues from real estate leased to tenants under long-term net leases. NNN’s Properties are located in the United States.

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

Note 8 – Subsequent Events:

On July 1, 2025, NNN closed on its public offering of $500,000,000 principal amount of 4.600% senior unsecured notes due February 15, 2031 (“2031 Notes”). The public offering price was 99.182% of the principal amount for a yield to maturity of 4.766%. The 2031 Notes are senior unsecured obligations of the Company and are registered under the Company's existing shelf registration statement filed with the Commission.

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

As of June 30, 2025, NNN owned 3,663 Properties in 50 states, with an aggregate gross leasable area of approximately 38,322,000 square feet, and a weighted average remaining lease term of 10 years. Approximately 98 percent of the Properties were leased as of June 30, 2025.

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

NNN continues to maintain its diversification by tenant, line of trade and geography. NNN's top five line of trade concentrations are the automotive service (18.2%), convenience store (16.5%), restaurant (including full and limited service) (15.2%) and entertainment (7.3%) sectors. NNN's management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the southeast (25.0%) and south (24.7%) United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

As of June 30, 2025 and 2024, the Property Portfolio remained leased at approximately 98 percent or higher and had a weighted average remaining lease term of approximately 10 years. High occupancy levels coupled with a triple-net lease structure provides enhanced probability of achieving consistent operating results.

Additional information related to NNN and the Property Portfolio is included in NNN's 2024 Annual Report.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio:

	June 30, 2025	December 31, 2024	June 30, 2024
Properties Owned:
Number	3,663	3,568	3,548
Total gross leasable area (square feet)	38,322,000	36,557,000	36,095,000
States	50	49	49
Properties:
Leased and unimproved land	3,590	3,514	3,522
Percent of Properties – leased and unimproved land	98%	98%	99%
Weighted average remaining lease term (years)	10	10	10
Total gross leasable area (square feet) – leased	37,476,000	35,826,000	35,747,000
Total Annualized Base Rent ("ABR")(1)	$893,782,000	$860,562,000	$837,568,000

(1)	ABR represents the monthly cash base rent for all leases in place as of the end of the period multiplied by 12.

The following table summarizes the diversification of the Property Portfolio for the top 20 lines of trade as a percentage of ABR:

	Lines of Trade	June 30, 2025	December 31, 2024	June 30, 2024
1.	Automotive service	18.2%	17.1%	16.9%
2.	Convenience stores	16.5%	17.0%	16.2%
3.	Restaurants – limited service	8.2%	8.4%	8.5%
4.	Entertainment	7.3%	7.2%	6.6%
5.	Restaurants – full service	7.0%	7.8%	8.4%
6.	Dealerships	6.7%	5.8%	5.4%
7.	Health and fitness	4.1%	3.9%	4.0%
8.	Theaters	3.8%	4.0%	4.1%
9.	Equipment rental	3.1%	3.2%	3.3%
10.	Automotive parts	2.4%	2.4%	2.4%
11.	Wholesale clubs	2.3%	2.4%	2.4%
12.	Drug stores	2.1%	2.2%	2.3%
13.	Home improvement	2.0%	2.1%	2.2%
14.	Medical service providers	1.9%	1.8%	1.8%
15.	Pet supplies and services	1.6%	1.3%	1.2%
16.	Discount retail	1.4%	1.6%	1.6%
17.	Furniture	1.3%	1.3%	2.0%
18.	Travel plazas	1.2%	1.2%	1.3%
19.	Consumer electronics	1.2%	1.3%	1.3%
20.	Home furnishings	1.1%	1.1%	1.3%
	Other	6.6%	6.9%	6.8%
		100.0%	100.0%	100.0%

	ABR	$893,782,000	$860,562,000	$837,568,000

Property Acquisitions. The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Acquisitions:
Number of Properties	45	16	127	36
Gross leasable area (square feet)(1)	1,399,000	272,000	2,230,000	555,000
Weighted average cap rate(2)	7.4%	7.9%	7.4%	8.0%
Total dollars invested(3)	$232,536	$110,542	$464,929	$235,034

(1)	Includes additional square footage from completed construction on existing Properties.
(2)	Calculated as the initial cash annual base rent divided by the total purchase price of the Properties.
(3)	Includes dollars invested in projects under construction or tenant improvements for each respective period.

NNN typically funds Property acquisitions either through borrowings under NNN's Credit Facility (as defined in "Capital Structure – Line of Credit Payable"), by issuing its debt or equity securities in the capital markets, with undistributed funds from operations, or with proceeds from the sale of Properties.

Property Dispositions. The following table summarizes the properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of properties	23	14	33	20
Gross leasable area (square feet)	358,000	303,000	430,000	417,000
Net sales proceeds	$51,248	$67,274	$67,087	$85,805
Net gain on disposition of real estate	$16,198	$17,621	$20,011	$22,442
Weighted average cap rate(1)	6.2%	7.7%	5.7%	7.4%

(1)	Calculated as the cash annual base rent divided by the total gross proceeds received for the properties.

NNN typically uses the disposition proceeds to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenues

The following table summarizes NNN's revenues (dollars in thousands):

	Quarter Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
Rental Revenues(1)	$222,110	$211,934	4.8%	$447,166	$422,025	6.0%
Real estate expenses reimbursed from tenants(2)	4,388	4,206	4.3%	9,906	8,940	10.8%
Rental income	226,498	216,140	4.8%	457,072	430,965	6.1%
Interest and other income from real estate transactions	304	673	(54.8)%	584	1,255	(53.5)%
Total revenues	$226,802	$216,813	4.6%	$457,656	$432,220	5.9%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").
(2)	See "Results of Operations – Analysis of Expenses – Real Estate" for additional information.

Rental Income. Rental income increased for the quarter and six months ended June 30, 2025, as compared to the same periods in 2024. The increase is primarily due to the Rental Revenues from NNN's recent Property acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions").

Analysis of Expenses

The following table summarizes NNN's expenses (dollars in thousands):

	Quarter Ended June 30,		Percent Increase	Six Months Ended June 30,		Percent Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
General and administrative	$11,217	$11,789	(4.9)%	$24,225	$24,373	(0.6)%
Real estate:
Reimbursed from tenants	4,388	4,206	4.3%	9,906	8,940	10.8%
Non-reimbursed	4,450	2,552	74.4%	8,307	4,972	67.1%
Total real estate	8,838	6,758	30.8%	18,213	13,912	30.9%
Depreciation and amortization	68,349	62,503	9.4%	132,966	123,118	8.0%
Leasing transaction costs	74	20	270.0%	204	53	284.9%
Impairment losses – real estate, net of recoveries	4,535	944	380.4%	6,047	2,148	181.5%
Retirement and severance costs	191	153	24.8%	2,364	470	403.0%
Total operating expenses	$93,204	$82,167	13.4%	$184,019	$164,074	12.2%

Interest and other income	$(15)	$(976)	(98.5)%	$(344)	$(1,095)	(68.6)%
Interest expense	49,282	46,577	5.8%	97,005	90,646	7.0%
Total other expenses	$49,267	$45,601	8.0%	$96,661	$89,551	7.9%

As a percentage of total revenues:
General and administrative	4.9%	5.4%	5.3%	5.6%
Non-reimbursed real estate	2.0%	1.2%	1.8%	1.2%

Real Estate. Total real estate expenses increased for the quarter and six months ended June 30, 2025, as compared to the same periods in 2024. NNN focuses on non-reimbursed real estate expenses (total real estate expenses, net of reimbursements from tenants). These expenses are typically attributable to (i) Properties for which the lease terms do not obligate the tenant to pay certain operating expenses, or (ii) vacant Properties. Non-reimbursed real estate expenses increased in amount and as a percentage of total revenues for the quarter and six months ended June 30, 2025, as compared to the same periods in 2024 primarily due to an increase in the number of vacant properties.

Depreciation and Amortization. Depreciation and amortization expenses increased for the quarter and six months ended June 30, 2025, as compared to the same periods in 2024. The increase was primarily attributable to the increase in NNN's Property Portfolio from recent acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions") and was partially offset by recent dispositions (see "Results of Operations – Property Analysis – Property Dispositions").

Impairment Losses – Real Estate, Net of Recoveries. As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries for the quarters and six months ended June 30, 2025 and 2024, which were less than one percent of NNN's total assets for the respective periods as reported on the Condensed Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to tenants under long-term net leases, the inherent risks of owning commercial real estate and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Retirement and Severance Costs. Retirement and severance costs increased for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to costs in connection with the retirement and transition agreement of the former Executive Vice President and Chief Financial Officer.

Interest Expense. Interest expense increased for the quarter and six months ended June 30, 2025, as compared to the same periods in 2024. The following represents the primary changes in fixed rate long-term debt that impacted interest expense (dollars in thousands):

Transaction	Effective Date	Principal	Stated Rate	Original Maturity
Issuance 2034 Notes	May 2024	$500,000	5.500%	June 2034
Redemption 2024 Notes	June 2024	(350,000)	3.900%	June 2024

The increase in interest expense was partially offset by the Credit Facility having a weighted average outstanding balance of $113,919,000 with a weighted average interest rate of 5.22% for the six months ended June 30, 2025, compared to a weighted average outstanding balance of $111,966,000 with a weighted average interest rate of 6.26% for the six months ended June 30, 2024.

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

NNN typically expects to fund both its short-term and long-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations, borrowings from NNN's Credit Facility or proceeds from the sale of Properties. As of June 30, 2025, NNN had $6,748,000 of cash, cash equivalents and restricted cash or cash held in escrow and $932,300,000 was available for future borrowings under the Credit Facility. NNN may also fund liquidity requirements with new debt or equity issuances, although newly issued debt may be at higher interest rates than the rates on NNN's existing outstanding debt. NNN also has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these sources of liquidity and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

Cash Flows. NNN had $6,748,000 of cash, cash equivalents and restricted cash, of which $775,000 was restricted cash or cash held in escrow at June 30, 2025. The table below summarizes NNN's cash flows (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Cash, cash equivalents and restricted cash:
Provided by operating activities	$322,702	$311,194
Used in investing activities	(386,969)	(139,348)
Provided by (used in) financing activities	61,953	(160,199)
Increase (decrease)	(2,314)	11,647
Net cash at beginning of period	9,062	5,155
Net cash at end of period	$6,748	$16,802

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received primarily from rental income less cash used for general and administrative and interest expenses. NNN's cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the six months ended June 30, 2025 and 2024, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties as discussed in "Results of Operations – Property Analysis." NNN typically uses cash on hand, borrowings from its Credit Facility or proceeds from the sale of Properties to fund the acquisition of its Properties.

Financing Activities. NNN's financing activities for the six months ended June 30, 2025, included the following significant transactions:

•
$267,700,000 in net borrowings of NNN's Credit Facility,
•
$9,978,000 from the issuance of 236,906 shares of common stock in connection with the at-the-market equity program ("ATM"),
•
$1,363,000 from the issuance of 34,092 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"), and
•
$216,901,000 in dividends paid to common stockholders.

Material Cash Requirements

NNN's material cash requirements include (i) long-term debt maturities; (ii) interest on long-term debt; (iii) common stock dividends (although all future distributions will be declared and paid at the discretion of the Board of Directors); and (iv) to a lesser extent, Property construction and other Property related costs that may arise.

The table below presents material cash requirements related to NNN's long-term obligations outstanding as of June 30, 2025 (see "Capital Structure") (dollars in thousands):

	Date of Obligation
	Total	2025	2026	2027	2028	2029	Thereafter
Long-term debt(1)(2)	$4,450,000	$400,000	$350,000	$400,000	$400,000	$—	$2,900,000
Long-term debt – interest(2)(3)	1,973,381	87,125	161,725	146,733	132,067	118,450	1,327,281
Credit Facility	267,700	—	—	—	267,700	—	—
Total contractual cash obligations	$6,691,081	$487,125	$511,725	$546,733	$799,767	$118,450	$4,227,281

(1)	Includes only principal amounts outstanding under notes payable and excludes unamortized note discounts and debt costs.
(2)	Excludes $500,000 aggregate principal amount of 4.600% notes due February 2031 issued in July 2025 (see "Capital Structure – Debt Securities – Notes Payable").
(3)	Interest calculation on notes payable based on stated rate of the principal amount.

Property Construction. NNN has committed to fund construction on 20 Properties. The improvements of such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at June 30, 2025, are outlined in the table below (dollars in thousands):

Total commitment(1)	$103,177
Less amount funded	(64,352)
Remaining commitment	$38,825

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As of June 30, 2025, NNN owned 73 vacant, un-leased Properties which accounted for two percent of total Properties and approximately two percent of aggregate gross leasable area held in the Property Portfolio.

Additionally, as of July 31, 2025, approximately one percent of total annualized base rent, less than one percent of total Properties and less than four percent of aggregate gross leasable area held in the Property Portfolio was leased to two tenants currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

NNN generally monitors the financial performance of its significant tenants on an ongoing basis.

Dividends. One of NNN's primary objectives is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends, while retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT.

The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dividends	$108,566	$103,159	$216,901	$205,843
Per share	0.5800	0.5650	1.1600	1.1300

In July 2025, NNN declared a dividend of $0.6000 per share which is payable in August 2025 to its common stockholders of record as of July 31, 2025.

Capital Structure

NNN has used, and expects to use in the future, various forms of debt and equity securities primarily to fund property acquisitions and construction on its Properties and to pay down or refinance its outstanding debt.

The following is a summary of NNN's total debt outstanding as of (dollars in thousands):

	June 30, 2025	Percentage of Total	December 31, 2024	Percentage of Total
Line of credit payable	$267,700	5.8%	$—	—
Notes payable	4,376,893	94.2%	4,373,803	100.0%
Total debt outstanding	$4,644,593	100.0%	$4,373,803	100.0%

Line of Credit Payable. In April 2024, NNN amended certain terms of its credit agreement to, among other things, increase borrowing capacity under its unsecured revolving credit facility from $1,100,000,000 to $1,200,000,000 (the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $113,919,000 and a weighted average interest rate of 5.22% during the six months ended June 30, 2025. The Credit Facility has a base interest rate of the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of June 30, 2025, there was $267,700,000 outstanding and $932,300,000 available for future borrowings under the Credit Facility, and NNN was in compliance with each of the Credit Facility financial covenants.

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

Debt Securities – Notes Payable. Each of NNN's outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2025(4)	October 2015	$400,000	$964	$399,036	4.000%	4.029%	November 2025(5)(6)
2026(4)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026(5)
2027(4)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027(5)
2028(4)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028(5)
2030(4)	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030(5)
2033	August 2023	500,000	11,620	488,380	5.600%	5.905%	October 2033
2034	May 2024	500,000	6,160	493,840	5.500%	5.662%	June 2034
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052(4)	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052

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
(4)

NNN entered into forward starting swaps which hedged the risk of changes in forecasted interest payments on forecasted issuance of long-term debt. Upon the issuance of a series of unsecured notes, NNN terminated such derivatives, and the resulting fair value was deferred in other comprehensive income. The deferred liability (asset) is being amortized over the term of the hedged forecasted transaction using the effective interest method.

(5)	The aggregate principal balance of the unsecured note maturities for the next five years is $1,950,000.
(6)	NNN may use proceeds from the Credit Facility and/or potential debt or equity offerings to repay the outstanding debt.

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

In accordance with the terms of the indentures, pursuant to which NNN's notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At June 30, 2025, NNN was in compliance with those covenants.

In June 2025, NNN filed a prospectus supplement to the prospectus contained in its August 2023 shelf registration statement and, in July 2025, issued $500,000,000 aggregate principal amount of 4.600% notes due February 2031 (the “2031 Notes”).

The 2031 Notes were sold at a discount with an aggregate net price of $495,910,000 with interest payable semi-annually on February 15 and August 15, commencing on February 15, 2026. The discount of $4,090,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2031 Notes after accounting for the note discount is 4.766%.

NNN received approximately $491,710,000 of net proceeds in connection with the issuance of the 2031 Notes, after incurring debt issuance costs consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses, totaling $4,200,000 for the 2031 Notes. NNN intends to use the net proceeds to repay NNN's outstanding indebtedness under its Credit Facility, to fund future property acquisitions and for general corporate purposes.

The 2031 Notes are senior, unsecured obligations of NNN and are subordinated to all secured debt of NNN. NNN may redeem the 2031 Notes, in whole or in part, at any time prior to the par call date at the redemption price as set forth in the supplemental indenture dated July 1, 2025, relating to the 2031 Notes; provided, however, that if NNN redeems the notes on or after the par call date, the redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date.

NNN previously entered into two forward starting swaps with an aggregate notional amount of $200,000,000. Upon pricing of the 2031 Notes, NNN terminated the forward starting swaps resulting in a net liability of $409,000, which was deferred in accumulated other comprehensive income and will be amortized as an increase in interest expense over 10 years.

Equity Securities

At-The-Market Offerings. NNN has established an ATM which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's ATM:

2023 ATM
Shelf registration statement:
Effective date	August 2023
Termination date	August 2026
Total allowable shares	17,500,000
Total shares issued as of June 30, 2025	4,889,006

The following table outlines the common stock issuances pursuant to NNN's ATM (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares of common stock	236,906	303,443	236,906	803,443
Average price per share (net)	$42.48	$41.81	$42.12	$41.69
Net proceeds	$10,063	$12,687	$9,978	$33,493
Stock issuance costs(1)	$167	$115	$252	$234

(1)	Stock issuance costs consist primarily of underwriters' and agent's fees and commissions and legal and accounting fees.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares of common stock	17,316	14,815	34,092	34,309
Net proceeds	$707	$604	$1,363	$1,313

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate long-term debt which is used to finance NNN's Property acquisitions and construction commitments, as well as for general corporate purposes. NNN's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt and periodically uses derivatives to hedge the interest rate risk of future borrowings. As of June 30, 2025, NNN had no outstanding derivatives.

As of June 30, 2025, NNN's variable rate Credit Facility had $267,700,000 outstanding and a weighted average outstanding balance of $113,919,000 with a weighted average interest rate of 5.22% for the six months ended June 30, 2025 compared to a weighted average outstanding balance of $111,966,000 with a weighted average interest rate of 6.26% for the same period in 2024.

The information in the table below summarizes NNN's market risks associated with its debt obligations outstanding. The table presents, by year of expected maturity, principal payments and related interest rates for debt obligations outstanding as of June 30, 2025. The table incorporates only those debt obligations that existed as of June 30, 2025, and it does not consider those debt obligations or positions which could arise after this date and therefore has limited predictive value. As a result, NNN's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN's hedging strategies at that time and interest rates. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by less than one percent for the six months ended June 30, 2025.

Debt Obligations(1) (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Effective Interest Rate
2025	$—	—	$400,000	4.03%
2026	—	—	350,000	3.73%
2027	—	—	400,000	3.55%
2028	267,700	5.22%	400,000	4.39%
2029	—	—	—	—
Thereafter(3)	—	—	2,900,000	4.22%	(4)
Total	$267,700	5.22%	$4,450,000	4.12%
Fair Value:
June 30, 2025	$267,700		$3,974,301
December 31, 2024	$—		$3,894,030

(1)	NNN's unsecured debt obligations have a weighted average interest rate of 4.2% and a weighted average maturity of 11.1 years.
(2)

Includes NNN's notes payable, each exclude unamortized discounts and debt costs. The fair value is based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded on the over-the-counter market.

(3)	Excludes $500,000 aggregate principal amount of 4.600% notes due February 2031 issued in July 2025 (see "Capital Structure – Debt Securities – Notes Payable").
(4)	Weighted average effective interest rate for years after 2029.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer and Chief Accounting and Technology Officer ("NNN's Chief Officers"), of the effectiveness as of June 30, 2025, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, NNN's Chief Officers concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1

The Twenty-third Supplemental Indenture between the Registrant and U.S. Bank Trust
Company, National Association, relating to 4.600% Notes due 2031 (filed on July 1, 2025, as
Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.2	Form of 4.600% Notes due 2031 (filed on July 1, 2025, as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

10.	Material Contracts

	10.1	Employment Letter, dated August 1, 2025, between the Registrant and Joshua P. Lewis (filed on August 1, 2025, as Exhibit 10.1 to Registrant's Current Report on Form 8-K).

31.	Section 302 Certifications(1)

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications(1)

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

101.1

The following materials from the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2025, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of equity, (iv) condensed consolidated statements of cash flows, and (v) notes to condensed consolidated financial statements.

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

DATED this 5th day of August, 2025.

NNN REIT, INC.

By:	/s/ Stephen A. Horn, Jr.
Stephen A. Horn, Jr.
President, Chief Executive Officer and Director

By:	/s/ Vincent H. Chao
Vincent H. Chao
Executive Vice President and Chief Financial Officer