Form 10-Q
period 2025-09-30
NNN REIT, INC.
filed 2025-11-04
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

As of October 30, 2025, the registrant had 189,920,815 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Real estate portfolio, net of accumulated depreciation and amortization	$9,204,697	$8,746,168
Cash and cash equivalents	157,917	8,731
Restricted cash and cash held in escrow	776	331
Receivables, net of allowance of $573 and $617, respectively	2,266	2,975
Accrued rental income, net of allowance of $3,325 and $4,156, respectively	33,897	34,005
Debt costs, net of accumulated amortization of $29,174 and $27,002, respectively	6,973	8,958
Other assets	73,580	71,560
Total assets	$9,480,106	$8,872,728
LIABILITIES AND EQUITY
Liabilities:
Notes payable, net of unamortized discount and unamortized debt costs	$4,870,460	$4,373,803
Accrued interest payable	79,926	29,699
Other liabilities	109,357	106,951
Total liabilities	5,059,743	4,510,453

Equity:
Stockholders' equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 189,884,648 and 187,540,929 shares issued and outstanding, respectively	1,901	1,877
Capital in excess of par value	5,290,592	5,197,644
Accumulated deficit	(865,171)	(829,287)
Accumulated other comprehensive income (loss)	(6,959)	(7,959)
Total equity	4,420,363	4,362,275
Total liabilities and equity	$9,480,106	$8,872,728

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental income	$229,773	$218,155	$686,845	$649,120
Interest and other income from real estate transactions	386	409	970	1,664
	230,159	218,564	687,815	650,784
Operating expenses:
General and administrative	11,056	11,209	35,281	35,582
Real estate	9,128	7,263	27,341	21,175
Depreciation and amortization	67,252	63,369	200,218	186,487
Leasing transaction costs	131	22	335	75
Impairment losses – real estate, net of recoveries	7,195	760	13,242	2,908
Retirement and severance costs	690	156	3,054	626
	95,452	82,779	279,471	246,853
Gain on disposition of real estate	12,570	7,765	32,581	30,207
Earnings from operations	147,277	143,550	440,925	434,138
Other expenses (revenues):
Interest and other income	(2,940)	(845)	(3,284)	(1,940)
Interest expense	53,378	46,491	150,383	137,137
	50,438	45,646	147,099	135,197
Net earnings	$96,839	$97,904	$293,826	$298,941
Net earnings per share:
Basic	$0.51	$0.53	$1.57	$1.63
Diluted	$0.51	$0.53	$1.56	$1.63
Weighted average shares outstanding:
Basic	187,838,711	184,007,176	187,200,093	182,757,097
Diluted	188,332,789	184,561,431	187,686,331	183,301,570
Other comprehensive income:
Net earnings	$96,839	$97,904	$293,826	$298,941
Amortization of interest rate hedges	480	450	1,409	1,692
Fair value of forward starting swaps	—	—	(409)	—
Total comprehensive income	$97,319	$98,354	$294,826	$300,633

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Quarter Ended September 30, 2025

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at June 30, 2025	$1,884	$5,217,161	$(849,201)	$(7,439)	$4,362,405
Net earnings	—	—	96,839	—	96,839
Dividends declared and paid:
$0.600 per share of common stock	—	599	(112,809)	—	(112,210)
Issuance of common stock:
8,614 shares – director compensation	—	267	—	—	267
1,187 shares – stock purchase plan	—	48	—	—	48
1,655,053 shares – ATM equity program	17	70,996	—	—	71,013
5,695 restricted shares – net of forfeitures	—	—	—	—	—
Stock issuance costs	—	(1,277)	—	—	(1,277)
Amortization of deferred compensation	—	2,798	—	—	2,798
Amortization of interest rate hedges	—	—	—	480	480
Balances at September 30, 2025	$1,901	$5,290,592	$(865,171)	$(6,959)	$4,420,363

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Quarter Ended September 30, 2024

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at June 30, 2024	$1,838	$5,012,642	$(810,689)	$(8,869)	$4,194,922
Net earnings	—	—	97,904	—	97,904
Dividends declared and paid:
$0.580 per share of common stock	—	635	(106,077)	—	(105,442)
Issuance of common stock:
8,614 shares – director compensation	—	320	—	—	320
1,074 shares – stock purchase plan	—	49	—	—	49
3,848,657 shares – ATM equity program	39	181,095	—	—	181,134
Stock issuance costs	—	(2,909)	—	—	(2,909)
Amortization of deferred compensation	—	2,498	—	—	2,498
Amortization of interest rate hedges	—	—	—	450	450
Balances at September 30, 2024	$1,877	$5,194,330	$(818,862)	$(8,419)	$4,368,926

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Nine Months Ended September 30, 2025

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2024	$1,877	$5,197,644	$(829,287)	$(7,959)	$4,362,275
Net earnings	—	—	293,826	—	293,826
Dividends declared and paid:
$1.760 per share of common stock	1	1,841	(329,710)	—	(327,868)
Issuance of common stock:
26,243 shares – director compensation	—	802	—	—	802
4,127 shares – stock purchase plan	—	168	—	—	168
1,891,959 shares – ATM equity program	19	81,224	—	—	81,243
396,624 restricted shares – net of forfeitures	4	(4)	—	—	—
Stock issuance costs	—	(1,529)	—	—	(1,529)
Amortization of deferred compensation	—	10,446	—	—	10,446
Amortization of interest rate hedges	—	—	—	1,409	1,409
Fair value of forward starting swap	—	—	—	(409)	(409)
Balances at September 30, 2025	$1,901	$5,290,592	$(865,171)	$(6,959)	$4,420,363

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Nine Months Ended September 30, 2024

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2023	$1,826	$4,971,625	$(805,883)	$(10,111)	$4,157,457
Net earnings	—	—	298,941	—	298,941
Dividends declared and paid:
$1.710 per share of common stock	—	1,941	(311,920)	—	(309,979)
Issuance of common stock:
27,838 shares – director compensation	—	959	—	—	959
3,061 shares – stock purchase plan	—	132	—	—	132
4,652,100 shares – ATM equity program	47	214,814	—	—	214,861
344,525 restricted shares – net of forfeitures	4	(4)	—	—	—
Stock issuance costs	—	(3,219)	—	—	(3,219)
Amortization of deferred compensation	—	8,082	—	—	8,082
Amortization of interest rate hedges	—	—	—	1,692	1,692
Balances at September 30, 2024	$1,877	$5,194,330	$(818,862)	$(8,419)	$4,368,926

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$293,826	$298,941
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	200,218	186,487
Impairment losses – real estate, net of recoveries	13,242	2,908
Amortization of notes payable discount	2,545	2,149
Amortization of debt costs	4,574	4,538
Amortization of interest rate hedges	1,409	1,692
Settlement of forward starting swaps	(409)	—
Gain on disposition of real estate	(32,581)	(30,207)
Performance incentive plan expense	12,194	9,976
Performance incentive plan payment	(1,702)	(1,274)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in receivables	709	1,425
Decrease (increase) in accrued rental income	(715)	8
Increase in other assets	(190)	(1,057)
Increase in accrued interest payable	50,227	41,025
Increase (decrease) in other liabilities	(2,479)	1,353
Other	95	(138)
Net cash provided by operating activities	540,963	517,826
Cash flows from investing activities:
Proceeds from the disposition of real estate	108,668	106,764
Additions to real estate	(742,419)	(351,149)
Principal payments received on mortgages and notes receivable	460	470
Other	(1,554)	(1,099)
Net cash used in investing activities	(634,845)	(245,014)

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Proceeds from line of credit payable	$618,000	$449,000
Repayment of line of credit payable	(618,000)	(581,000)
Proceeds from notes payable	495,910	493,840
Repayment of notes payable	—	(350,000)
Payment of debt issuance costs	(4,411)	(13,103)
Proceeds from issuance of common stock	83,253	216,934
Stock issuance costs	(1,529)	(3,206)
Payment of common stock dividends	(329,710)	(311,920)
Net cash provided by (used in) financing activities	243,513	(99,455)
Net increase in cash, cash equivalents and restricted cash(1)	149,631	173,357
Cash, cash equivalents and restricted cash at beginning of period(1)	9,062	5,155
Cash, cash equivalents and restricted cash at end of period(1)	$158,693	$178,512
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$93,548	$92,477
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$1,000	$1,692
Change in work in progress accrual	$5,537	$(2,539)

(1)

Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. As of September 30, 2025, December 31, 2024 and September 30, 2024, NNN had restricted cash of $776, $331 and $4,986, respectively.

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business. NNN REIT, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term "NNN" or the "Company" refers to NNN REIT, Inc. and its consolidated subsidiaries. NNN may elect to treat certain of its subsidiaries as taxable REIT subsidiaries.

NNN's assets primarily include real estate assets. NNN acquires, owns, invests in and develops high-quality properties that are leased primarily to tenants under long-term, net leases and are primarily held for investment ("Properties" or "Property Portfolio", or individually a "Property").

September 30, 2025
Property Portfolio:
Total Properties	3,697
Gross leasable area (square feet)	39,209,000
States	50
Weighted average remaining lease term (years)	10.1

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2025, may not be indicative of the results that may be expected for the year ending December 31, 2025. Amounts as of December 31, 2024, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2024.

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

Real Estate Portfolio. NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest, third-party costs and other miscellaneous costs incurred during the development period until the project is substantially completed and available for occupancy. NNN recorded $1,920,000 and $4,744,000 in capitalized interest during the development period for the nine months ended September 30, 2025 and 2024, respectively, of which $457,000 and $1,268,000 was recorded during the quarters ended September 30, 2025 and 2024, respectively.

Purchase Accounting for Acquisition of Real Estate. In accordance with the FASB ASC Topic 805, Business Combinations, consideration for the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and, if applicable, to identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, as applicable, based on their respective fair values.

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

As a result of the review of collectability, NNN recorded a write-off of $2,471,000 and $709,000 of outstanding receivables and related accrued rent during the nine months ended September 30, 2025 and 2024, respectively, and reclassified certain tenants as cash basis for accounting purposes.

The following table summarizes those tenants classified as cash basis for accounting purposes as of September 30:

	2025		2024
Number of tenants	13		11
Cash basis tenants as a percent of:
Total Properties	1.9%		4.3%
% of Annualized Base Rent ("ABR")(1)	4.4%	(2)	5.6%	(3)
% of gross leasable area	7.0%		6.5%

(1)	ABR represents the monthly cash base rent for all leases in place as of the end of the period multiplied by 12. Based on ABR of:
	(2)	$912,218,000 as of September 30, 2025.
	(3)	$850,976,000 as of September 30, 2024.

During the nine months ended September 30, 2025 and 2024, NNN recognized $25,366,000 and $31,330,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting purposes, of which $10,050,000 and $10,446,000 was recognized during the quarters ended September 30, 2025 and 2024, respectively.

NNN includes an allowance for doubtful accounts in rental income on the Condensed Consolidated Statements of Income and Comprehensive Income.

Real Estate – Held For Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant and Equipment, including management's intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. At September 30, 2025 and December 31, 2024, NNN had recorded real estate held for sale of $22,863,000 (15 properties) and $283,000 (two properties), respectively, in real estate portfolio on the Condensed Consolidated Balance Sheets. The properties classified as held for sale as of December 31, 2024 were sold during the nine months ended September 30, 2025.

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

NNN held mortgages receivable, including accrued interest, of $454,000 included in other assets on the Condensed Consolidated Balance Sheets as of December 31, 2024, net of $9,000 allowance for credit loss. As of September 30, 2025, NNN held no mortgages receivable.

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

Restricted Cash and Cash Held in Escrow. Restricted cash and cash held in escrow may include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN. NNN held $776,000 and $331,000 in restricted cash and cash held in escrow as of September 30, 2025 and December 31, 2024, respectively.

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

Debt Costs – Notes Payable. Debt costs incurred in connection with the issuance of NNN's unsecured notes have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. NNN had debt costs of $48,020,000 and $43,820,000, included in notes payable on the Condensed Consolidated Balance Sheets, as of September 30, 2025 and December 31, 2024, respectively, net of accumulated amortization of $16,463,000 and $14,060,000, respectively.

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

Earnings Per Share. Earnings per share have been computed in accordance with FASB ASC Topic 260, Earnings Per Share. The guidance requires classification of the Company's unvested restricted share units, which contain rights to receive nonforfeitable dividends, as participating securities requiring the two-class method of computing earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and Diluted Earnings:
Net earnings	$96,839	$97,904	$293,826	$298,941
Less: Earnings allocated to unvested restricted shares	(191)	(185)	(538)	(511)
Net earnings used in basic and diluted earnings per share	$96,648	$97,719	$293,288	$298,430

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average shares outstanding	188,926,954	185,094,982	188,225,188	183,780,842
Less: Unvested restricted shares	(318,662)	(318,796)	(305,442)	(298,973)
Less: Unvested contingent restricted shares	(769,581)	(769,010)	(719,653)	(724,772)
Weighted average shares outstanding used in basic earnings per share	187,838,711	184,007,176	187,200,093	182,757,097
Other dilutive securities	494,078	554,255	486,238	544,473
Weighted average shares outstanding used in diluted earnings per share	188,332,789	184,561,431	187,686,331	183,301,570

Income Taxes. NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations. NNN generally will not be subject to federal income taxes on taxable income it distributes to stockholders, provided it meets certain other requirements for qualifying as a REIT. As of September 30, 2025, NNN believes it has qualified as a REIT. Notwithstanding NNN's qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

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

Accumulated Other Comprehensive Income (Loss). The following table outlines the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2025 (dollars in thousands):

	Gain (Loss) on Cash Flow Hedges(1)
Beginning balance, December 31, 2024	$(7,959)
Other comprehensive income (loss)	(409)
Reclassifications from accumulated other comprehensive income to net earnings	1,409	(2)
Ending balance, September 30, 2025	$(6,959)

(1)	Additional disclosure is included in "Note 4 – Notes Payable and Derivatives".
(2)	Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense ("ASU 2024-03"), effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments in this update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. NNN is currently evaluating the potential impact the adoption of ASU 2024-03 will have on its future disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The amendments in this update provide all entities with a practical expedient, which allows entities to assume current conditions as of the balance sheet date do not change for the remaining life of the asset, in developing reasonable and supportable forecasts as part of estimating expected credit losses. NNN has evaluated ASU 2025-05 and determined it will have no material impact on its future disclosures.

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

Note 2 – Real Estate:

Real Estate – Portfolio

Leases. At September 30, 2025, NNN's real estate portfolio had a weighted average remaining lease term of 10.1 years and consisted of 3,622 leases classified as operating leases and an additional four leases accounted for as direct financing leases.

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

Real Estate Portfolio. NNN's real estate consisted of the following at (dollars in thousands):

	September 30, 2025	December 31, 2024
Land and improvements(1)	$3,042,105	$2,919,976
Buildings and improvements	8,310,558	7,805,939
Leasehold interests	355	355
	11,353,018	10,726,270
Less accumulated depreciation and amortization	(2,216,029)	(2,065,316)
	9,136,989	8,660,954
Work in progress and improvements	42,509	82,411
Accounted for using the operating method	9,179,498	8,743,365
Accounted for using the direct financing method	2,336	2,520
Classified as held for sale(2)	22,863	283
	$9,204,697	$8,746,168

(1)	Includes $21,784 and $34,356 in land for Properties under construction at September 30, 2025 and December 31, 2024, respectively.

(2)

As of September 30, 2025, 15 Properties were classified as held for sale. The two properties classified as held for sale as of December 31, 2024 were sold during the nine months ended September 30, 2025.

NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental income from operating leases	$225,053	$213,447	$670,823	$634,088
Earned income from direct financing leases	111	116	337	353
Percentage rent	211	200	1,381	1,347
Rental revenues	225,375	213,763	672,541	635,788
Real estate expenses reimbursed from tenants	4,398	4,392	14,304	13,332
	$229,773	$218,155	$686,845	$649,120

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

For the nine months ended September 30, 2025 and 2024, NNN recognized $715,000 and ($8,000), respectively, of net straight-line accrued rental income, net of reserves, of which $631,000 and $123,000 of such income, net of reserves was recorded during the quarters ended September 30, 2025 and 2024, respectively.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	September 30, 2025	December 31, 2024
Intangible lease assets (included in other assets):
Above-market in-place leases	$14,355	$14,753
Less: accumulated amortization	(11,084)	(12,159)
Above-market in-place leases, net	$3,271	$2,594

In-place leases	$116,282	$116,549
Less: accumulated amortization	(82,407)	(85,741)
In-place leases, net	$33,875	$30,808

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$37,375	$39,869
Less: accumulated amortization	(27,902)	(28,946)
Below-market in-place leases, net	$9,473	$10,923

The amounts amortized as a net increase to rental income for above-market and below-market leases for the nine months ended September 30, 2025 and 2024, were $1,781,000 and $351,000, respectively, of which $68,000 and $109,000 were recorded during the quarters ended September 30, 2025 and 2024, respectively. The value of in-place leases amortized to expense for the nine months ended September 30, 2025 and 2024 was $6,545,000 and $4,687,000, respectively, of which $1,279,000 and $1,457,000 was recorded for the quarters ended September 30, 2025 and 2024, respectively.

Real Estate – Dispositions

The following table summarizes the properties sold and the corresponding gain recognized on the disposition of properties (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	23	$12,570	9	$7,765	56	$32,581	29	$30,207

Real Estate – Commitments

NNN has committed to fund construction on 19 Properties. The improvements on such Properties are estimated to be completed within 12 to 18 months. These construction commitments, as of September 30, 2025, are outlined in the table below (dollars in thousands):

Total commitment(1)	$114,030
Less amount funded	(64,293)
Remaining commitment	$49,737

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total real estate impairments, net of recoveries	$7,195	$760	$13,242	$2,908

Number of Properties:
Vacant	14	—	22	2
Occupied	1	2	2	5

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

Note 3 – Line of Credit Payable:

In April 2024, NNN amended certain terms of its credit agreement to, among other things, increase borrowing capacity under its unsecured revolving credit facility from $1,100,000,000 to $1,200,000,000 (the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $75,529,000 and a weighted average interest rate of 5.25% during the nine months ended September 30, 2025. The Credit Facility has a base interest rate of the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of September 30, 2025, there was no outstanding balance and $1,200,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the Credit Facility financial covenants.

Note 4 – Notes Payable and Derivatives:

Additional information related to NNN's notes payable and derivatives is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2024.

In June 2025, NNN filed a prospectus supplement to the prospectus contained in its August 2023 shelf registration statement (see "Note 5 – Stockholders' Equity") and, in July 2025, issued $500,000,000 aggregate principal amount of 4.600% notes due February 2031 (the “2031 Notes”).

The 2031 Notes were sold at a discount with an aggregate net price of $495,910,000 with interest payable semi-annually on February 15 and August 15, commencing on February 15, 2026. The discount of $4,090,000 is being amortized to interest expense over the term of the 2031 Notes using the effective interest method. The effective interest rate for the 2031 Notes after accounting for the note discount is 4.766%.

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

NNN previously entered into two forward starting swaps with an aggregate notional amount of $200,000,000. The forward starting swaps were entered into to hedge the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. Upon pricing of the 2031 Notes, NNN terminated the forward starting swaps, designated as cash flow hedges, resulting in a net liability of $409,000, which was deferred in accumulated other comprehensive income and will be amortized as an increase in interest expense over 10 years.

As of September 30, 2025, $6,959,000 remained in accumulated other comprehensive income (loss) related to NNN's previously terminated interest rate hedges. During the nine months ended September 30, 2025 and 2024, NNN reclassified out of accumulated other comprehensive income (loss) $1,409,000 and $1,692,000, respectively, of which $480,000 and $450,000 was reclassified during the quarters ended September 30, 2025 and 2024, respectively, as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $510,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN's long-term debt.

NNN does not use derivatives for trading or speculative purposes. NNN had no derivative financial instruments outstanding at September 30, 2025.

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

At-The-Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM:

2023 ATM
Shelf registration statement:
Effective date	August 2023
Termination date	August 2026
Total allowable shares	17,500,000
Total shares issued as of September 30, 2025	6,544,059

The following table outlines the common stock issuances pursuant to NNN's ATM (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares of common stock	1,655,053	3,848,657	1,891,959	4,652,100
Average price per share (net)	$42.13	$46.31	$42.13	$45.51
Net proceeds	$69,736	$178,235	$79,714	$211,727
Stock issuance costs(1)	$1,277	$2,899	$1,529	$3,134

(1)	Stock issuance costs consist primarily of underwriters' and agents' fees and commissions and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2024, NNN filed a shelf registration statement for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") with the Commission that was automatically effective and permits NNN to issue up to 4,000,000 shares of common stock. The following outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares of common stock	15,684	15,043	49,776	49,352
Net proceeds	$647	$675	$2,010	$1,988

Dividends. The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends	$112,809	$106,077	$329,710	$311,920
Per share	0.600	0.580	1.760	1.710

In October 2025, NNN declared a dividend of $0.600 per share, which is payable in November 2025 to its common stockholders of record as of October 31, 2025.

Note 6 – Fair Value of Financial Instruments:

Line of Credit Payable. NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate.

Notes Payable. At September 30, 2025 and December 31, 2024, the fair value of NNN's notes payable excluding unamortized discount and debt costs were $4,526,095,000 and $3,894,030,000, respectively, based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of NNN REIT, Inc. for the year ended December 31, 2024 ("2024 Annual Report"). The term “NNN” or the “Company” refers to NNN REIT, Inc. and its consolidated subsidiaries.

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

As of September 30, 2025, NNN owned 3,697 Properties in 50 states, with an aggregate gross leasable area of approximately 39,209,000 square feet and a weighted average remaining lease term of 10.1 years. As of September 30, 2025, 97.5 percent of the Properties were leased.

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

NNN continues to maintain its diversification by tenant, line of trade and geography. NNN's top five line of trade concentrations are the automotive service (18.4%), convenience store (16.2%), restaurant (including full and limited service) (14.5%) and entertainment (7.2%) sectors. NNN's management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated primarily in regions of historically above-average population growth, including the southeast (25.4%) and south (24.4%) United States. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

As of September 30, 2025 and 2024, the Property Portfolio remained at least 97.5 percent leased and had a weighted average remaining lease term of at least 10.0 years. High occupancy levels coupled with a triple-net lease structure provides enhanced probability of achieving consistent operating results.

Additional information related to NNN and the Property Portfolio is included in NNN's 2024 Annual Report.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio:

	September 30, 2025	December 31, 2024	September 30, 2024
Properties Owned:
Number	3,697	3,568	3,549
Total gross leasable area (square feet)	39,209,000	36,557,000	36,550,000
States	50	49	49
Properties:
Leased and unimproved land	3,603	3,514	3,525
Percent of Properties – leased and unimproved land	97.5%	98.5%	99.3%
Weighted average remaining lease term (years)	10.1	9.9	10.0
Total gross leasable area (square feet) – leased	38,304,000	35,826,000	36,243,000
Total Annualized Base Rent ("ABR")(1)	$912,218,000	$860,562,000	$850,976,000

(1)	ABR represents the monthly cash base rent for all leases in place as of the end of the period multiplied by 12.

The following table summarizes the diversification of the Property Portfolio for the top 20 lines of trade as a percentage of ABR:

	Lines of Trade	September 30, 2025	December 31, 2024	September 30, 2024
1.	Automotive service	18.4%	17.1%	17.0%
2.	Convenience stores	16.2%	17.0%	15.9%
3.	Restaurants – limited service	8.0%	8.4%	8.4%
4.	Entertainment	7.2%	7.2%	7.2%
5.	Dealerships	6.6%	5.8%	5.6%
6.	Restaurants – full service	6.5%	7.8%	8.3%
7.	Health and fitness	4.0%	3.9%	4.0%
8.	Theaters	3.8%	4.0%	4.0%
9.	Automotive parts	3.2%	2.4%	2.4%
10.	Equipment rental	3.1%	3.2%	3.2%
11.	Wholesale clubs	2.3%	2.4%	2.4%
12.	Drug stores	2.0%	2.2%	2.2%
13.	Home improvement	1.9%	2.1%	2.1%
14.	Medical service providers	1.9%	1.8%	1.8%
15.	Pet supplies and services	1.7%	1.3%	1.3%
16.	Discount retail	1.4%	1.6%	1.6%
17.	Early childhood education	1.3%	1.1%	1.1%
18.	Furniture	1.2%	1.3%	1.9%
19.	Travel plazas	1.2%	1.2%	1.2%
20.	Consumer electronics	1.2%	1.3%	1.3%
	Other	6.9%	6.9%	7.1%
		100.0%	100.0%	100.0%

	ABR	$912,218,000	$860,562,000	$850,976,000

Property Acquisitions. The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Acquisitions:
Number of Properties	57	8	184	44
Gross leasable area (square feet)(1)	1,120,000	626,000	3,350,000	1,181,000
Weighted average cap rate(2)	7.3%	7.6%	7.4%	7.8%
Total dollars invested(3)	$283,027	$113,576	$747,956	$348,610

(1)	Includes additional square footage from completed construction on existing Properties.
(2)	Calculated as the initial cash annual base rent divided by the total purchase price of the Properties.
(3)	Includes dollars invested in projects under construction or tenant improvements for each respective period.

NNN typically funds Property acquisitions either through borrowings under NNN's Credit Facility (as defined in "Capital Structure – Line of Credit Payable"), by issuing its debt or equity securities in the capital markets, with undistributed funds from operations, or with proceeds from the sale of Properties.

Property Dispositions. The following table summarizes the properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of properties	23	9	56	29
Gross leasable area (square feet)	192,000	153,000	622,000	569,000
Net sales proceeds	$41,336	$20,047	$108,423	$105,852
Net gain on disposition of real estate	$12,570	$7,765	$32,581	$30,207
Weighted average cap rate(1)	5.9%	4.4%	5.8%	7.0%

(1)	Calculated as the cash annual base rent divided by the total gross proceeds received for the occupied properties.

NNN typically uses the disposition proceeds to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenues

The following table summarizes NNN's revenues (dollars in thousands):

	Quarter Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
Rental Revenues(1)	$225,375	$213,763	5.4%	$672,541	$635,788	5.8%
Real estate expenses reimbursed from tenants(2)	4,398	4,392	0.1%	14,304	13,332	7.3%
Rental income	229,773	218,155	5.3%	686,845	649,120	5.8%
Interest and other income from real estate transactions	386	409	(5.6)%	970	1,664	(41.7)%
Total revenues	$230,159	$218,564	5.3%	$687,815	$650,784	5.7%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").
(2)	See "Results of Operations – Analysis of Expenses – Real Estate" for additional information.

Rental Income. Rental income increased for the quarter and nine months ended September 30, 2025, compared to the same periods in 2024. The increase is primarily due to the Rental Revenues from NNN's recent Property acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions").

Analysis of Expenses

The following table summarizes NNN's expenses (dollars in thousands):

	Quarter Ended September 30,		Percent Increase	Nine Months Ended September 30,		Percent Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
General and administrative	$11,056	$11,209	(1.4)%	$35,281	$35,582	(0.8)%
Real estate:
Reimbursed from tenants	4,398	4,392	0.1%	14,304	13,332	7.3%
Non-reimbursed	4,730	2,871	64.8%	13,037	7,843	66.2%
Total real estate	9,128	7,263	25.7%	27,341	21,175	29.1%
Depreciation and amortization	67,252	63,369	6.1%	200,218	186,487	7.4%
Leasing transaction costs	131	22	495.5%	335	75	346.7%
Impairment losses – real estate, net of recoveries	7,195	760	846.7%	13,242	2,908	355.4%
Retirement and severance costs	690	156	342.3%	3,054	626	387.9%
Total operating expenses	$95,452	$82,779	15.3%	$279,471	$246,853	13.2%

Interest and other income	$(2,940)	$(845)	247.9%	$(3,284)	$(1,940)	69.3%
Interest expense	53,378	46,491	14.8%	150,383	137,137	9.7%
Total other expenses	$50,438	$45,646	10.5%	$147,099	$135,197	8.8%

As a percentage of total revenues:
General and administrative	4.8%	5.1%	5.1%	5.5%
Non-reimbursed real estate	2.1%	1.3%	1.9%	1.2%

Real Estate. Total real estate expenses increased for the quarter and nine months ended September 30, 2025, compared to the same periods in 2024. NNN focuses on non-reimbursed real estate expenses (total real estate expenses, net of reimbursements from tenants). These expenses are typically attributable to (i) Properties for which the lease terms do not obligate the tenant to pay certain operating expenses, or (ii) vacant Properties. Non-reimbursed real estate expenses increased in amount and as a percentage of total revenues for the quarter and nine months ended September 30, 2025, compared to the same periods in 2024 primarily due to an increase in the number of vacant properties.

Depreciation and Amortization. Depreciation and amortization expenses increased for the quarter and nine months ended September 30, 2025, compared to the same periods in 2024. The increase was primarily attributable to the increase in NNN's Property Portfolio from recent acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions") and was partially offset by recent dispositions (see "Results of Operations – Property Analysis – Property Dispositions").

Impairment Losses – Real Estate, Net of Recoveries. As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries for the quarters and nine months ended September 30, 2025 and 2024, which were less than one percent of NNN's total assets for the respective periods as reported on the Condensed Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to tenants under long-term net leases, the inherent risks of owning commercial real estate and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Retirement and Severance Costs. Retirement and severance costs increased for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to costs in connection with the retirement and transition agreement of the former Executive Vice President and Chief Financial Officer.

Interest Expense. Interest expense increased for the quarter and nine months ended September 30, 2025, compared to the same periods in 2024. The following are the primary changes in fixed rate long-term debt that impacted interest expense:

•
in May 2024, issued $500,000,000 aggregate principal amount of 5.500% notes due June 2034,
•
in June 2024, redeemed $350,000,000 aggregate amount of 3.900% notes due June 2024, and
•
in July 2025, issued $500,000,000 aggregate principal amount of 4.600% notes due February 2031 (the “2031 Notes”).

The increase in interest expense was partially offset by the Credit Facility having a weighted average interest rate of 5.25% for the nine months ended September 30, 2025, compared to 6.28% for the same period in 2024. The weighted average outstanding balance remained consistent across both periods.

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

NNN typically expects to fund both its short-term and long-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations, borrowings from NNN's Credit Facility or proceeds from the sale of Properties. As of September 30, 2025, NNN had $158,693,000 of cash, cash equivalents and restricted cash or cash held in escrow and $1,200,000,000 was available for future borrowings under the Credit Facility. NNN may also fund liquidity requirements with new debt or equity issuances, although newly issued debt may bear higher interest rates than the rates on NNN's existing outstanding debt. NNN also has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these liquidity sources and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

Cash Flows. NNN had $158,693,000 of cash, cash equivalents and restricted cash, of which $776,000 was restricted cash or cash held in escrow at September 30, 2025. The table below summarizes NNN's cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash, cash equivalents and restricted cash:
Provided by operating activities	$540,963	$517,826
Used in investing activities	(634,845)	(245,014)
Provided by (used in) financing activities	243,513	(99,455)
Increase	149,631	173,357
Net cash at beginning of period	9,062	5,155
Net cash at end of period	$158,693	$178,512

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received primarily from rental income less cash used for general and administrative and interest expenses. NNN's cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the nine months ended September 30, 2025 and 2024, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties as discussed in "Results of Operations – Property Analysis." NNN typically uses cash on hand, borrowings from its Credit Facility or proceeds from the sale of Properties to fund the acquisition of its Properties.

Financing Activities. NNN's financing activities for the nine months ended September 30, 2025, included the following significant transactions:

•
$491,710,000 in net proceeds from the issuance in July 2025 of the 2031 Notes,
•
$79,714,000 from the issuance of 1,891,959 shares of common stock in connection with the at-the-market equity program ("ATM"),
•
$2,010,000 from the issuance of 49,776 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"), and
•
$329,710,000 in dividends paid to common stockholders.

Material Cash Requirements

NNN's material cash requirements include (i) long-term debt maturities; (ii) interest on long-term debt; (iii) common stock dividends (although all future distributions will be declared and paid at the discretion of the Board of Directors); and (iv) to a lesser extent, Property construction and other Property related costs that may arise.

The table below presents material cash requirements related to NNN's long-term obligations outstanding as of September 30, 2025 (see "Capital Structure") (dollars in thousands):

	Date of Obligation
	Total	2025	2026	2027	2028	2029	Thereafter
Long-term debt(1)	$4,950,000	$400,000	$350,000	$400,000	$400,000	$—	$3,400,000
Long-term debt – interest(2)	2,052,444	48,313	184,725	169,733	155,067	141,450	1,353,156
Total contractual cash obligations	$7,002,444	$448,313	$534,725	$569,733	$555,067	$141,450	$4,753,156

(1)	Includes only principal amounts outstanding under notes payable and excludes unamortized note discounts and debt costs.
(2)	Interest calculation on notes payable based on stated rate of the principal amount.

Property Construction. NNN has committed to fund construction on 19 Properties. The improvements of such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at September 30, 2025, are outlined in the table below (dollars in thousands):

Total commitment(1)	$114,030
Less amount funded	(64,293)
Remaining commitment	$49,737

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As of September 30, 2025, NNN owned 94 vacant, un-leased Properties which accounted for less than three percent of total Properties and approximately two percent of aggregate gross leasable area held in the Property Portfolio.

Additionally, as of October 31, 2025, one property, representing less than one percent of total annualized base rent and of aggregate gross leasable area held in the Property Portfolio was leased to one tenant currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, this tenant has the right to reject or affirm their lease with NNN.

NNN generally monitors the financial performance of its significant tenants on an ongoing basis.

Dividends. One of NNN's primary objectives is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends, while retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT.

The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends	$112,809	$106,077	$329,710	$311,920
Per share	0.600	0.580	1.760	1.710

In October 2025, NNN declared a dividend of $0.600 per share which is payable in November 2025 to its common stockholders of record as of October 31, 2025.

Capital Structure

NNN has used, and expects to use in the future, various forms of debt and equity securities primarily to fund property acquisitions and construction on its Properties and to pay down or refinance its outstanding debt.

The following is a summary of NNN's total debt outstanding as of (dollars in thousands):

	September 30, 2025	Percentage of Total	December 31, 2024	Percentage of Total
Line of credit payable	$—	—	$—	—
Notes payable	4,870,460	100.0%	4,373,803	100.0%
Total debt outstanding	$4,870,460	100.0%	$4,373,803	100.0%

Line of Credit Payable. In April 2024, NNN amended certain terms of its credit agreement to, among other things, increase borrowing capacity under its unsecured revolving credit facility from $1,100,000,000 to $1,200,000,000 (the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $75,529,000 and a weighted average interest rate of 5.25% during the nine months ended September 30, 2025. The Credit Facility has a base interest rate of the Secured Overnight Financing Rate ("SOFR") plus a SOFR adjustment of 10 basis points ("Adjusted SOFR"). The Credit Facility bears interest at Adjusted SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, loan costs are classified as debt costs on the Condensed Consolidated Balance Sheets. As of September 30, 2025, there was no outstanding balance and $1,200,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the Credit Facility financial covenants.

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

Debt Securities – Notes Payable. Each of NNN's outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2025(4)	October 2015	$400,000	$964	$399,036	4.000%	4.029%	November 2025(5)(6)
2026(4)	December 2016	350,000	3,860	346,140	3.600%	3.733%	December 2026(5)
2027(4)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027(5)
2028(4)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028(5)
2030(4)	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030(5)
2031(4)	July 2025	500,000	4,090	495,910	4.600%	4.766%	February 2031
2033	August 2023	500,000	11,620	488,380	5.600%	5.905%	October 2033
2034	May 2024	500,000	6,160	493,840	5.500%	5.662%	June 2034
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052(4)	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052

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

In connection with the outstanding note offerings, NNN incurred debt issuance costs totaling $48,020,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and presented as a reduction to notes payable and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indentures, pursuant to which NNN's notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At September 30, 2025, NNN was in compliance with those covenants.

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

Equity Securities

At-The-Market Offerings. NNN has established an ATM which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's ATM:

2023 ATM
Shelf registration statement:
Effective date	August 2023
Termination date	August 2026
Total allowable shares	17,500,000
Total shares issued as of September 30, 2025	6,544,059

The following table outlines the common stock issuances pursuant to NNN's ATM (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares of common stock	1,655,053	3,848,657	1,891,959	4,652,100
Average price per share (net)	$42.13	$46.31	$42.13	$45.51
Net proceeds	$69,736	$178,235	$79,714	$211,727
Stock issuance costs(1)	$1,277	$2,899	$1,529	$3,134

(1)	Stock issuance costs consist primarily of underwriters' and agent's fees and commissions and legal and accounting fees.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares of common stock	15,684	15,043	49,776	49,352
Net proceeds	$647	$675	$2,010	$1,988

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate long-term debt which is used to finance NNN's Property acquisitions and construction commitments, as well as for general corporate purposes. NNN's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt and periodically uses derivatives to hedge the interest rate risk of future borrowings. As of September 30, 2025, NNN had no outstanding derivatives.

As of September 30, 2025, NNN's variable rate Credit Facility had no outstanding balance and a weighted average outstanding balance of $75,529,000 with a weighted average interest rate of 5.25% for the nine months ended September 30, 2025 compared to a weighted average outstanding balance of $75,769,000 with a weighted average interest rate of 6.28% for the same period in 2024.

The table below summarizes NNN's market risks associated with its debt obligations as of September 30, 2025, detailing principal payments and related interest rates by maturity year. The table incorporates only debt obligations that existed as of September 30, 2025, and it does not account for future obligations and therefore has limited predictive value. Actual realized gains or losses from interest rate fluctuations will depend on future exposures, interest rates and NNN's hedging strategies. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by less than one percent for the nine months ended September 30, 2025.

Debt Obligations(1) (dollars in thousands)
	Fixed Rate Debt
	Unsecured Debt(2)
	Principal Debt Obligation	Effective Interest Rate
2025	$400,000	4.03%
2026	350,000	3.73%
2027	400,000	3.55%
2028	400,000	4.39%
2029	—	—
Thereafter	3,400,000	4.30%	(3)
Total	$4,950,000	4.19%
Fair Value:
September 30, 2025	$4,526,095
December 31, 2024	$3,894,030

(1)	NNN's unsecured debt obligations have a weighted average interest rate of 4.2% and a weighted average maturity of 10.7 years.
(2)

Includes NNN's notes payable, each exclude unamortized discounts and debt costs. The fair value is based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded on the over-the-counter market.

(3)	Weighted average effective interest rate for years after 2029.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer and Chief Accounting and Technology Officer ("NNN's Chief Officers"), of the effectiveness as of September 30, 2025, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, NNN's Chief Officers concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

101.1

The following materials from the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2025, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of equity, (iv) condensed consolidated statements of cash flows, and (v) notes to condensed consolidated financial statements.

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

DATED this 4th day of November, 2025.

NNN REIT, INC.

By:	/s/ Stephen A. Horn, Jr.
Stephen A. Horn, Jr.
President, Chief Executive Officer and Director

By:	/s/ Vincent H. Chao
Vincent H. Chao
Executive Vice President and Chief Financial Officer