Form 10-K
period 2025-12-31
NNN REIT, INC.
filed 2026-02-11
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

At June 30, 2025, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $8,061,407,000 based upon the last reported sale price on the New York Stock Exchange on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this disclosure, shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.

The number of shares of common stock outstanding as of January 30, 2026 was 189,939,441.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of NNN REIT, Inc.'s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission" or "SEC") pursuant to Regulation 14A.

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms "registrant" or "NNN" or the "Company" refer to NNN REIT, Inc. and its consolidated subsidiaries. NNN may elect to treat certain of its subsidiaries as taxable real estate investment trust subsidiaries ("TRS").

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Also, when NNN uses any of the words "anticipate," "assume," "believe," "estimate," "expect," "intend" or similar expressions, NNN is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, NNN's actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and NNN undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. NNN describes risks and uncertainties that could cause actual results and events to differ materially in "Item 1A. Risk Factors," "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," and "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" of this Annual Report on Form 10-K.

Item 1. Business

The Company

Overview

NNN, a Maryland corporation, is a fully integrated real estate investment trust ("REIT") formed in 1984. The common shares of NNN REIT, Inc. are traded on the New York Stock Exchange (the "NYSE") under the ticker symbol "NNN."

NNN acquires, owns, invests in and develops high-quality properties that are leased primarily to tenants under long-term, net leases, with minimal ongoing capital expenditures and are primarily held for investment ("Properties" or "Property Portfolio," or individually a "Property"). NNN owned 3,692 Properties in all 50 states, the District of Columbia and Puerto Rico, with an aggregate gross leasable area of approximately 39,578,000 square feet and a weighted average remaining lease term of 10.2 years as of December 31, 2025. As of December 31, 2025, 98.3 percent of the Properties were leased.

Competition

NNN faces active competition from many sources, both domestically and internationally, for net-lease investment opportunities in commercial real estate. Competitors may be willing to accept rates of return, prices, lease terms, other transaction terms or levels of risk that NNN finds unacceptable.

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

Operating Strategies

NNN's strategy is to invest in real estate that is well located within each local market for its tenants' lines of trade. Management believes that these types of properties, typically leased pursuant to triple-net leases, provide attractive opportunities for stable current returns and the potential for increased returns and capital appreciation. In most cases, the Property leases provide for initial terms of 10 to 20 years and a triple-net lease structure, pursuant to which the tenant bears responsibility for operating expenses of the Property, including utilities, real estate taxes and assessments, property and liability insurance, maintenance, repairs and capital expenditures.

NNN holds each Property until it determines that the sale of such Property is advantageous relative to NNN's investment objectives. In deciding whether to sell a Property, factors NNN may consider include, but are not limited to, potential capital appreciation, net cash flow, tenant's credit quality, tenant's line of trade, tenant's lease renewal probability, the composition of the Property Portfolio, market lease rates, local market conditions, future uses of the Property, potential use of sale proceeds and federal and state income tax considerations.

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

The operating strategies employed by NNN have allowed NNN to increase the annual dividend (paid quarterly) per common share for 36 consecutive years. NNN has the third longest record of consecutive annual dividend increases of all publicly traded REITs.

Investment in Real Estate or Interests in Real Estate

NNN's management believes that single-tenant, freestanding net lease properties will continue to provide attractive investment opportunities and that NNN is well suited to take advantage of these opportunities because of its experience in accessing capital markets and its ability to source, underwrite and acquire such properties.

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

Financing Strategy

NNN's financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating and investing strategies while servicing its debt obligations, maintaining its investment grade credit ratings, staggering debt maturities and providing value to NNN's stockholders. NNN's capital resources have and will continue to include, if available, (i) proceeds from issuing debt or equity in the capital markets; (ii) secured or unsecured borrowings from banks or other lenders; (iii) proceeds from the sale of Properties; and (iv) to a lesser extent, by internally generated funds as well as undistributed funds from operations. However, there can be no assurance that additional financing or capital will be available or that the terms will be acceptable or advantageous to NNN.

NNN expects to fund both its short-term and long-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations, borrowings from its unsecured revolving credit facility ("Credit Facility") or senior unsecured term loan ("Term Loan") or proceeds from the sale of Properties. As of December 31, 2025, NNN had $5,822,000 of cash, cash equivalents and restricted cash or cash held in escrow, and $851,900,000 and $300,000,000 were available for future borrowings under the Credit Facility and Term Loan, respectively. NNN may also fund liquidity requirements with new debt or equity issuances. NNN also has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these liquidity sources and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

As of December 31, 2025, NNN's ratio of total debt, none of which was secured debt, to total gross assets (before accumulated depreciation and amortization) was approximately 42 percent. The ratio of total debt to total market capitalization was approximately 39 percent. Certain financial agreements, to which NNN is a party, contain covenants that limit NNN's ability to incur additional debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of debt that NNN may incur.

Human Capital

As of January 30, 2026, the Company employed 85 talented and dedicated associates whose hard work and expertise drive NNN's success. Ingrained in the Company's talent philosophy is ensuring associates have access to engage in continuing professional and meaningful personal development opportunities. Additionally, NNN offers associate training programs and formalized talent development programs at all levels within the Company. The success of NNN's efforts to nurture the growth and development of the Company's associates is evident in the average tenure, with nearly 40% of the associates having been with the Company for 10 or more years.

The Company provides comprehensive benefits to ensure associates receive competitive compensation and support for work and life outside of work. NNN's total rewards system includes compensation, benefits, wellness initiatives and professional development. In addition to medical, dental and vision insurance benefits, the Company offers a 401(k) plan with employer matching contributions, fully paid parental leave, adoption benefits, flexible work schedules, college savings benefits, educational assistance, flexible spending and health savings accounts, access to an online wellness platform and Company-paid life and long-term care insurance.

Community Service and Partnerships

NNN supports associates volunteering in our local communities, including organized volunteer days at charities such as Ronald McDonald House of Central Florida and Orange County Animal Services. Additionally, NNN has been a long-time contributor to several local community charities, including Elevate Orlando and Boys & Girls Clubs of Central Florida.

Strategies and Policy Changes

Any of NNN's strategies or policies described above may be changed at any time by NNN without notice to or a vote of NNN's stockholders.

Property Portfolio

As of December 31, 2025, NNN owned 3,692 Properties in all 50 states, the District of Columbia and Puerto Rico, with an aggregate gross leasable area of approximately 39,578,000 square feet and a weighted average remaining lease term of 10.2 years. As of December 31, 2025, 98.3 percent of the Properties were leased.

The following table summarizes NNN's Property Portfolio as of December 31, 2025 (in thousands):

	Size(1)			Total Dollars Invested(2)
	High	Low	Average	High	Low	Average
Land	3,600	5	109	$14,138	$9	$851
Building	313	1	11	45,286	30	2,311

(1)	Approximate square feet.
(2)	Costs vary depending upon size, improvements, local market conditions and other factors.

Leases

The following is a summary of the structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. In most cases, the Property leases provide for initial terms of 10 to 20 years and a triple-net lease structure, pursuant to which the tenant bears responsibility for operating expenses of the Property, including utilities, real estate taxes and assessments, property and liability insurance, maintenance, repairs and capital expenditures. Additionally, the leases require tenants to fully comply with all environmental laws, rules and regulations, including any remediation requirements. Conversely, the lease terms do grant tenants exclusive control of energy conservation and environmental management initiatives on the premises.

As of December 31, 2025, the weighted average remaining lease term of the Property Portfolio was 10.2 years. NNN's leases provide for annual base rental payments (payable in monthly installments) ranging from $11,000 to $4,085,000 (average of $256,000), the majority of which include negotiated increases in rent as a result of increases in the Consumer Price Index or fixed increases.

NNN's leases often provide the tenant with one or more multi-year renewal options subject to the same terms and conditions provided under the initial lease term, including rent increases. NNN's lease term is based on the non-cancellable base term unless economic incentives make it reasonably certain that an option period to extend the lease will be exercised, in which case NNN includes the renewal options. Some of the leases also provide that in the event NNN wishes to sell the Property subject to that lease, NNN first must offer the lessee the right to purchase the Property on the same terms and conditions as any offer which NNN intends to accept for the sale of the Property. See "Results of Operations – Property Analysis."

Governmental Regulations Affecting Properties

Property Environmental Considerations

Subject to a determination of the level of risk and potential cost of remediation, NNN may acquire a property with some level of environmental contamination. Investments in real property create a potential for substantial environmental liability for the owner of such property from the presence or discharge of hazardous materials on the property or the improper disposal of hazardous materials emanating from the property, regardless of fault. In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy which provides some environmental liability coverage for substantially all of its Properties. As part of its due diligence process, NNN obtains an environmental site assessment for each property it acquires. In cases where NNN intends to acquire real estate where evidence of some level of known contamination may exist, NNN generally requires the seller or tenant to (i) remediate the contamination in accordance with applicable laws, rules and regulations, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance. NNN may incur costs if the seller or tenant does not comply with these requirements.

As of January 30, 2026, NNN had 67 Properties currently under some level of environmental remediation and/or monitoring. In general, the responsible party (which may include NNN, the seller, a previous owner, the tenant or an adjacent or former landowner) is liable for the cost of the environmental remediation for each of these Properties.

Americans with Disabilities Act of 1990 and Similar Local and State Laws

The Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the "ADA"). NNN's tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of January 30, 2026, NNN had not been notified by any governmental authority of, nor is NNN's management aware of, any non-compliance with the ADA that NNN's management believes would have a material adverse effect on its business, financial position or results of operations.

Other Regulations, Rules and Laws

State and local governmental entities regulate the use of the Properties. NNN's leases typically require each tenant to undertake primary responsibility for complying with all regulations, rules and laws, but failure to comply could result in fines by governmental authorities, awards of damages to private litigants or restrictions on the ability to conduct business on such Properties.

Additional Information

NNN's corporate headquarters is located at 450 South Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265–7348.

NNN's website can be accessed at www.nnnreit.com. NNN intends to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Chief Technology Officer by providing such information on its website within four days after effecting any amendment to, or granting any waiver under, that code, and NNN will maintain such information on its website for at least twelve months. The information contained on NNN's website does not constitute part of this Form 10-K.

On NNN's website you can also obtain, free of charge, a copy of this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, as soon as reasonably practicable, after NNN files such material electronically with, or furnishes it to, the Commission. The public may read and obtain a copy of any materials NNN files electronically with the Commission at www.sec.gov.

Additional information on NNN's website includes the guiding policies adopted by NNN, which include NNN's Corporate Governance Guidelines, Code of Business Conduct, Supplier Code of Conduct and Whistleblower Policy, as well as NNN's position on corporate governance and risk management, social responsibility and environmental practices and their impact in the most recently published Corporate Sustainability Report.

Item 1A. Risk Factors

Carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto. If any of the events or developments described below were actually to occur, NNN's business, financial condition or results of operations could be adversely affected.

This "Risk Factors" section contains references to NNN's "stockholders". Unless expressly stated otherwise, the references represent NNN's common stock and any class or series of preferred stock which may be outstanding from time to time.

Risks Related to NNN's Business and Operations

Changes in financial and economic conditions, including inflation and tariffs, may have an adverse impact on NNN and its tenants.

Financial and economic conditions can be challenging and volatile and any worsening of such conditions, including any disruption in the capital markets, lower levels of liquidity, fluctuating interest rates and inflation, tariffs, increases in the rate of default and bankruptcy or lower consumer and business spending, both real or anticipated, could adversely affect NNN's business and results of operations. Such conditions could also affect the financial condition of NNN's tenants, developers, borrowers, lenders or the institutions that hold NNN's cash balances and short-term investments, which may expose NNN to increased risks of default by these parties.

There can be no assurance that actions of the United States ("U.S.") Government, the Federal Reserve or other government and regulatory bodies attempting to stabilize the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, retailers, consumers, NNN's financial condition, NNN's results of operations or the trading price of NNN's shares.

Owning real estate and indirect interests in real estate carries inherent risks.

NNN's financial performance and the value of its real estate assets are subject to the risk that if the Properties do not generate revenues sufficient to meet its operating expenses and debt service, NNN's cash flow and ability to pay distributions to its stockholders will be adversely affected. NNN is susceptible to the following real estate industry risks, which are beyond its control:

•
changes in national, regional and local economic conditions and outlook,
•
decreases in consumer spending and retail sales or adverse changes in consumer preferences for particular goods, services or store-based retailing,
•
economic downturns in the areas where the Properties are located,
•
adverse changes in local real estate market conditions, such as an oversupply of space, reduction in demand for space, loss of a large employer, intense competition for tenants or a demographic change,
•
changes in tenant or consumer preferences that reduce the attractiveness of the Properties to tenants,
•
changes in zoning, regulatory restrictions or tax laws, and
•
changes in interest rates or availability of financing.

All of these factors could result in decreases in market rental rates and increases in vacancy rates, which could adversely affect NNN's results of operations.

NNN's business is dependent upon its tenants successfully operating their businesses and their failure to do so could materially and adversely affect NNN's cash flow and results of operations.

NNN's tenants encounter significant macroeconomic, governmental and competitive forces. Adverse changes in consumer spending or consumer preferences for particular goods, services or store-based retailing could severely impact their ability to pay rent. Shifts from in-store to online shopping could increase due to changing consumer shopping patterns as well as the increase in consumer adoption and use of mobile electronic devices. This expansion of e-commerce could have an adverse impact on NNN's tenants' ongoing viability and the size, type and location of space tenants lease in the future. NNN cannot predict with certainty how tenant preferences will change or what the impact will be on market rents.

The default or failure to renew leases by one or more of NNN's tenants could cause substantial vacancies in the Property Portfolio. NNN may not be able to re-lease the vacant Property at a comparable lease rate. Furthermore, NNN may incur additional expenditures in connection with re-leasing the Property. As a result, vacancies reduce NNN's revenues, increase property expenses and could decrease the value of each vacant Property.

The occurrence of a tenant bankruptcy or insolvency could diminish or eliminate the income NNN receives from its tenant. A bankruptcy court might authorize a tenant to terminate one or more of its leases with NNN. If that happens, NNN's claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that most likely would result in rent payments that would be substantially less than the remaining rent NNN is owed under the lease(s) or NNN may elect not to pursue claims against a tenant for a terminated lease(s). Any claims NNN has for unpaid past rent, may not be paid in full, or at all. Moreover, in the case of a tenant's lease(s) that are not terminated as the result of its bankruptcy, NNN may be required or elect to reduce the rent payable under those leases or provide other concessions, reducing amounts NNN receives under such lease(s). As a result, tenant bankruptcies may have a material adverse effect on NNN's results of operations and financial condition. Any of these events could adversely affect NNN's cash flow and results of operations. As of December 31, 2025, NNN did not have any tenants in bankruptcy that would result in material losses in NNN’s income.

A significant portion of the source of the Property Portfolio annual base rent is concentrated in specific industry classifications, tenants and geographic locations.

As of December 31, 2025, approximately,

•
63.0% of the Property Portfolio annual base rent is generated from tenants in six lines of trade: automotive service (18.6%), convenience stores (16.3%), restaurants (including full and limited service) (14.3%), entertainment (7.2%) and dealerships (6.6%), and
•
17.8% of the Property Portfolio annual base rent is generated from five tenants: 7-Eleven (4.3%), Mister Car Wash (3.8%), Dave & Buster's (3.6%), Camping World (3.5%) and Kent Distributors (2.6%), and
•
40.9% of the Property Portfolio annual base rent is generated from properties located in five states: Texas (18.4%), Florida (8.7%), Illinois (5.1%), Georgia (4.5%) and Ohio (4.2%).

Any financial hardship and/or economic changes in these lines of trade, tenants or states could have an adverse effect on NNN's results of operations.

NNN’s business is significantly dependent on single-tenant properties.

NNN's strategy focuses on investing in single-tenant, commercial real estate subject to long-term net leases across the U.S. The financial failure of, or default in payment by, a single-tenant under its lease is likely to cause a significant or complete reduction in NNN's rental revenue from that Property and a reduction in the value of the Property. NNN may also experience difficulty or a significant delay in re-leasing or selling the Property. This risk will be magnified if NNN decides to lease multiple Properties to a single-tenant under a master lease. A tenant failure or default under a master lease could reduce or eliminate rental revenue from multiple Properties and reduce the value of the Properties. In addition, NNN would be responsible for all of the operating costs of a Property following a vacancy of a single-tenant building. Because Properties have been built to suit a particular tenant's specific needs, NNN may also incur significant costs to make the Property ready for another tenant.

In addition, NNN's tenants are responsible for maintenance and other day-to-day management of the Properties. If a Property is not adequately maintained in accordance with the terms of the applicable lease, NNN may incur significant and unexpected deferred maintenance or other expenses to remediate any resulting damage to the Property. While NNN's leases typically provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance, and it may be more difficult to enforce remedies against such a tenant. Furthermore, the failure by any tenant to adequately maintain a Property could adversely affect NNN's ability to timely re-lease the Property to a new tenant or otherwise monetize its investment in the Property if it is forced to make significant repairs or changes to the Property as a result of the tenant's neglect. If NNN incurs significant additional expenses or is delayed in being able to pursue returns on its real estate investments, it may have a materially adverse effect on NNN's ability to operate, grow its business and achieve its strategic objectives.

NNN may not be able to successfully execute its acquisition strategies.

NNN may not be able to implement its investment strategies successfully. Additionally, NNN cannot ensure that its Property Portfolio will expand at all, or if it will expand at any specified rate or to any specified size. In addition, investment in additional real estate assets is subject to a number of risks. Because NNN may invest in markets other than the ones in which its current Properties are located or properties which may be leased to tenants other than those to which NNN has historically leased Properties, NNN will also be subject to the risks associated with investment in new markets, new lines of trade or with new tenants that may be relatively unfamiliar to NNN's management team.

NNN's real estate investments are generally illiquid, which could significantly impede its ability to respond to market conditions or adverse changes in the performance of its tenants or its Properties and which would harm NNN’s financial condition.

NNN's investments are relatively difficult to sell quickly. As a result of this illiquidity, NNN's ability to promptly sell one or more Properties in response to changing economic, financial or investment conditions is limited. Return of capital and realization of gains, if any, from an investment typically will occur upon disposition or refinancing of the underlying Property. NNN may be unable to realize its investment objective by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a Property, changes adversely affecting the tenant of a Property, changes adversely affecting the area in which a particular Property is located, adverse changes in the financial condition or prospects of prospective purchasers and changes in local, national or international economic conditions. Therefore, NNN may not be able to vary its Property Portfolio in response to economic or other conditions promptly or on favorable terms.

Competition from other REITs, commercial developers, real estate entities and other investors or a lack of properties for sale may impede NNN's ability to grow.

NNN may not complete suitable property acquisitions or developments on advantageous terms, if at all, due to competition for such properties with others engaged in real estate investment activities or a lack of properties for sale on terms deemed acceptable to NNN. NNN's inability to successfully acquire or develop new properties may affect NNN's ability to achieve its anticipated return on investment or realize its investment strategy, which could have an adverse effect on its results of operations.

Climate change, natural disasters and impacts of weather may adversely affect the operations of NNN's tenants and their ability to pay rent, NNN's operating results and asset values of NNN's Property Portfolio.

The impacts of climate change, a natural disaster or a weather event on NNN's Property Portfolio are highly uncertain. Climate change and natural disasters could adversely affect NNN's business through both chronic and acute perils including, but not limited to, hurricanes, floods, droughts, fires, earthquakes, wind, changes in precipitation and temperature and rising sea levels, all of which may result in physical damage to, or a decrease in demand for, Properties located in the areas affected by these conditions, and may adversely impact consumer behaviors, preferences and spending at Properties, which may impact NNN's tenants' ability to fulfill their obligations under their leases or NNN's ability to re-lease the Properties in the future. Although the Properties are generally insured, there are types of losses (such as from hurricanes, floods, earthquakes or other types of natural disasters or wars, terrorism or other acts of violence) which may be uninsurable, self-insured by tenants or the cost of insuring against these losses may not be economically justifiable in the opinion of tenants or NNN. If an uninsured loss occurs or a loss exceeds policy limits, NNN could lose both its invested capital and anticipated revenues from the Property, thereby reducing NNN's cash flow and asset value. In addition, chronic climate change may lead to increased costs for NNN and its tenants to reduce carbon footprints, including with respect to heating, cooling or electricity costs, retrofitting Properties to be more energy efficient or comply with new rules or regulations or other unforeseen costs.

A significant portion of Properties are leased to unrated tenants whose credit is evaluated through NNN's internal underwriting and credit analysis. However, the tools and methods utilized by NNN may not accurately assess the investment related credit risk.

A significant portion of Properties are leased to unrated tenants whose credit is evaluated through NNN's internal underwriting and credit analysis. Most of NNN's tenants are required to provide financial information to NNN periodically or, in some instances, upon request that it uses in evaluating their creditworthiness. NNN's methods may not adequately assess the risk of an investment. Any internal scoring or rating is not the same as, and may not be as indicative of creditworthiness as, a rating published by a nationally recognized statistical rating organization. NNN's internal scorings, ratings and rent coverage ratios are unaudited and are based on financial information provided by NNN's tenants and prospective tenants without independent verification on NNN's part, and NNN assumes the appropriateness of estimates and judgments that were made by the party preparing the financial information. If NNN's assessment of credit quality proves to be inaccurate, it may be subject to defaults, and NNN's cash flows may be less stable. The ability of an unrated tenant to meet its obligations to NNN may be more speculative than that of a rated tenant.

Some of NNN's tenants operate under franchise or license agreements, which, if terminated or not renewed prior to the expiration of their leases with NNN, would likely impair their ability to pay NNN rent.

Franchise agreements often have terms that end earlier than the respective expiration dates of the related leases with NNN. In addition, a tenant's rights as a franchisee or licensee typically may be terminated, and the tenant may be precluded from competing with the franchiser or licensor upon termination. NNN typically has no notice or cure rights with respect to such a termination and has no rights to assignment of any such franchise agreement. This may have an adverse effect on NNN's ability to mitigate losses arising from a default on any of its leases. A franchisor's or licensor's termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect NNN.

NNN may experience a decline in the fair value of its long-lived real estate assets, which may have a material impact on its financial condition, liquidity and results of operations.

NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In such event, NNN would recognize unrealized losses through earnings and write down the carrying value of such assets to a new cost basis based on the estimated fair value of such assets on the date they are considered to be impaired. Such impairment losses reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect NNN's future losses or gains, as they are based on the difference between the sale price received and adjusted carrying value of such assets at the time of sale, which may adversely affect NNN's financial condition, liquidity and results of operations.

Investments in international markets could subject NNN to additional risks.

If NNN expands its operating strategy to include investment in international markets, NNN could face additional risks, including foreign currency exchange rate fluctuations, operational risks due to local economic and political conditions and laws and policies of the U.S. or host country affecting foreign investment. As of December 31, 2025, NNN owned no properties in international markets.

NNN may suffer a loss in the event of a default or bankruptcy of a borrower.

If a borrower defaults on a mortgage or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the collateral may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN's loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower's pledge of its ownership interests in the entity that owns the real estate or other assets and are typically subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. If a borrower defaults on the debt senior to NNN's loan, or in the event of the bankruptcy of a borrower, NNN's loan will be satisfied only after the borrower's senior creditors' claims are satisfied. Where debt senior to NNN's loans exists, the presence of intercreditor arrangements may limit NNN's ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time before NNN can acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process. As of December 31, 2025, NNN held no mortgages receivable.

Risks Related to Financing NNN's Business

NNN may be unable to obtain debt or equity capital on favorable terms, if at all.

NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Nearly all of NNN's debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities range from 2026 to 2052. NNN's ability to make these scheduled principal payments may be adversely impacted by NNN's inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive which would have an adverse impact on NNN's business, financial condition and results of operations.

The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN's business and financial condition.

As of December 31, 2025, NNN had outstanding debt, including total unsecured notes payable of $4,472,324,000, $348,100,000 outstanding on the Credit Facility and no outstanding balance on the Term Loan. NNN's organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional debt and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN's financial condition and results of operations, as well as NNN's ability to pay principal and interest on the outstanding debt or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations.

The amount of outstanding debt at any time could have important consequences for NNN's stockholders. For example, it could:

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

NNN's ability to make scheduled payments of principal or interest on its debt, or to retire or refinance such debt will depend primarily on its future performance, which to a certain extent is subject to the creditworthiness of its tenants, competition and economic, financial and other factors beyond its control. There can be no assurance that NNN's business will continue to generate sufficient cash flow from operations in the future to service its debt or meet its other cash needs. If NNN is unable to generate sufficient cash flow from its business, it may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing to meet its debt obligations and other cash needs.

NNN is obligated to comply with financial and other covenants in its debt instruments that could restrict its operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment of such debt.

As of December 31, 2025, NNN had approximately $4,820,424,000 of outstanding debt, none of which was secured debt. NNN's unsecured debt instruments contain various restrictive covenants which include, among others, provisions restricting NNN's ability to:

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

Risks Related to NNN's Common Stock

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

Risks Related to Tax Matters

NNN's failure to qualify as a REIT for federal income tax purposes could result in significant tax liability.

NNN intends to operate in a manner that will allow NNN to continue to qualify as a REIT. NNN believes it has been organized as and its past and present operations qualify NNN as a REIT. However, the Internal Revenue Service ("IRS") could successfully assert that NNN is not qualified as such. In addition, NNN may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within NNN's control. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for NNN to qualify, or desirable to continue, as a REIT or avoid significant tax liability.

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

To maintain its status as a REIT for U.S. federal income tax purposes, NNN must meet certain requirements on an ongoing basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN's funds are otherwise needed to fund expenditures or debt service requirements. NNN generally will not be subject to federal income taxes on taxable income it distributes to stockholders, provided it meets certain other requirements for qualifying as a REIT. NNN believes it has been organized as and its past and present operations qualify NNN as a REIT. Notwithstanding NNN's qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

Even if NNN remains qualified as a REIT, NNN may face other tax liabilities that could reduce operating results and cash flow.

Even if NNN remains qualified for taxation as a REIT, NNN is subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure and state or local income, franchise, property and transfer taxes. Any increase in these taxes would decrease earnings and cash available for distribution to stockholders. In addition, in order to meet certain REIT qualification requirements, NNN may elect to own some of its assets in a TRS which would be subject to federal, state and local taxes on its income.

Risks Related to Governmental Laws and Regulations

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

As part of its due diligence process, NNN obtains an environmental site assessment for each property it acquires. In cases where NNN intends to acquire real estate where evidence of some level of known contamination may exist, NNN generally requires the seller or tenant to (i) remediate the contamination in accordance with applicable laws, rules and regulations, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance. Although sellers or tenants may be contractually responsible for remediating hazardous materials on a property and may be responsible for indemnifying NNN for any liability resulting from the use of a Property and for any failure to comply with any applicable environmental laws, rules or regulations, NNN has no assurance that sellers, tenants or any other responsible party shall be able to meet their remediation and indemnity obligations to NNN. Furthermore, NNN may have strict liability to governmental agencies or third parties as a result of the existence of hazardous materials on Properties, whether or not NNN knew about or caused such hazardous materials to exist.

If NNN is responsible for hazardous materials located on its Properties, NNN's liability may include investigation and remediation costs, property damage to third parties, personal injury to third parties and governmental fines and penalties. Furthermore, the presence of hazardous materials on a Property may adversely impact the Property value or NNN's ability to sell the Property. Significant environmental liability could impact NNN's results of operations, ability to make distributions to stockholders and its ability to meet its debt obligations.

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

NNN cannot predict what laws or regulations will be enacted in the future, how future laws or regulations will be administered or interpreted, or how future laws or regulations will affect NNN, its Properties or its tenants, including, but not limited to environmental laws and regulations. Compliance with new laws or regulations, or stricter interpretation of existing laws, may require NNN, its tenants or consumers to incur significant expenditures, impose significant liability, restrict or prohibit business activities and could cause a material adverse effect on NNN's results of operation.

Non-compliance with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws could have an adverse effect on NNN's business and operating results.

The Properties, as commercial facilities, are required to comply with the ADA. Under most leases, NNN's tenants will have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of January 30, 2026, NNN had not been notified by any governmental authority of, nor is NNN's management aware of, any non-compliance with the ADA that NNN's management believes would have a material adverse effect on its business, financial position or results of operations.

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

NNN faces risks associated with security breaches through cyber-attacks or cyber-intrusions, malware, computer viruses and malicious codes, ransomware, attachments to e-mail, unauthorized access attempts, denial of service attacks, phishing, social engineering, persons with access to systems inside NNN's organization and other significant disruptions of NNN's information technology networks and related systems. The risk of a security breach has generally increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques, tools and tactics used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. As generative artificial intelligence and machine learning (collectively, "AI") technologies become more advanced, cybercriminals may develop more sophisticated attack methods. Such methods may include the use of AI to automate and enhance phishing schemes, advance malware and carry out more effective cyberattacks. NNN expects that AI-driven cyber threats could be harder to detect and counteract. Accordingly, NNN may be unable to anticipate these techniques or to implement adequate security barriers, disaster recovery or other preventative or corrective measures, and thus it is impossible for NNN to entirely counteract this risk or fully mitigate the harm after such an attack.

NNN's ability to conduct its business may be impaired if its or its vendor's information technology networks, systems or resources, including websites or e-mail systems, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, fraud, intentional penetration or disruption of such information technology resources.

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

In addition, the costs of maintaining adequate protection against data security threats, based on considerations of their evolution, increasing sophistication, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to NNN's financial position, results of operations, cash flows and the market price of NNN's common stock in a particular period or over various periods.

The use of AI presents risks and challenges that may adversely impact NNN's business and operating results or that of its tenants.

NNN and its tenants’ adoption and integration of AI into their respective operations, as with many technological innovations, have the potential to optimize processes, enhance and drive efficiencies and streamline existing systems, but the deployment and maintenance of AI tools also entail substantial inherent risks. These include, but are not limited to, the potential for inaccuracy, bias, intellectual property infringement or misappropriation, as well as concerns regarding data privacy, cybersecurity and confidentiality.

NNN's loss of key management personnel could adversely affect performance and the value of its securities.

NNN is dependent on the efforts of its key management. As of January 30, 2026, the executive team and senior managers average over 19 years of experience with NNN. Competition for senior management personnel can be intense and NNN may not be able to retain its key management. Although NNN believes qualified replacements could be found for any departures of key management, the loss of their services could adversely affect NNN's performance and the value of its securities.

NNN's failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and the market value of NNN's securities.

If NNN fails to maintain the adequacy of its internal control over financial reporting, NNN may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting. Moreover, effective internal control over financial reporting, particularly those related to revenue recognition, are necessary for NNN to produce reliable financial reports and to maintain its qualification as a REIT and are important in helping to prevent financial fraud. If NNN cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, REIT qualification could be jeopardized, investors could lose confidence in the Company's reported financial information, the Company's access to capital could be impaired, and the trading price of shares of NNN's common stock could drop significantly.

Terrorist attacks, other acts of violence, war, pandemics or other unexpected events may affect the markets in which NNN operates and its results of operations.

There can be no assurance that unexpected events will not occur or have a direct impact on NNN's tenants, its business or the U.S. or world generally. If events like these were to occur, they could materially interrupt NNN's business operations, cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in or prolong an economic recession in the U.S. or abroad. Any of these occurrences could have a significant adverse impact on NNN's operating results.

Changes in accounting pronouncements could adversely impact NNN's or NNN's tenants' reported financial performance.

From time to time the Financial Accounting Standards Board ("FASB") and the Commission, who create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of NNN's financial statements. These changes could have a material impact on NNN's reported financial condition and results of operations. In some cases, NNN could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could have a material impact on NNN's tenants' reported financial condition or results of operations and affect their preferences regarding leasing real estate.

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

As with other publicly traded securities, the market price of NNN's equity and debt securities depends on various factors, which may change from time-to-time and/or may be unrelated to NNN's financial condition, operating performance or prospects that may cause significant fluctuations or volatility in such prices. These factors, among others, include:

•
level and trend of interest rates,
•
changes in government fiscal, monetary, regulatory or taxation policies,
•
NNN's ability to access the capital markets to raise additional capital,
•
the issuance of additional equity or debt securities,
•
changes in NNN's funds from operations or earnings estimates,
•
changes in NNN's debt ratings or analyst ratings,
•
NNN's financial condition and performance,
•
market perception of NNN compared to other REITs,
•
market perception of REITs compared to other investment sectors; and
•
the other risks described in this section.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Governance

Board Oversight and Management's Role. With oversight from the Board of Directors, NNN's management is responsible for managing all cyber risks and overseeing NNN's security programs. Primary cybersecurity risk oversight has been delegated to the Audit Committee.

The Chief Accounting Officer and Chief Technology Officer (the "CATO") oversees NNN's security programs and its Incident Response Policy and Plan and provides direct oversight and guidance to the technology team that manages NNN's day-to-day technology and cybersecurity operations. The technology team has the appropriate educational background and certifications in the area of information security governance and technical controls, penetration testing and vulnerability assessments, incident response and digital forensics and secure systems design and architecture. In addition, NNN’s technology team is supported by a cybersecurity monitoring service to help identify, assess and manage the Company’s cybersecurity threats and risks by monitoring and evaluating NNN’s threat environment using a variety of methods, NNN’s Enterprise Risk Management Team (“ERMT”), comprised of NNN’s management, reviews and collaborates periodically on material risks from cybersecurity threats.

The Audit Committee cybersecurity risk oversight role includes: (i) reviewing and approving technology security policies and internal cybersecurity controls, (ii) monitoring cybersecurity and information security exposures, and (iii) confirming management has adequate procedures in place to not only control and limit these exposures but also to timely respond to any cyber incident. The CATO periodically reports to the Audit Committee information including NNN's cybersecurity risk profile and cybersecurity program status, including results of any third-party evaluations.

Risk Management and Strategy

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
•
Cybersecurity risk management is periodically reviewed with NNN's ERMT;
•
Perform ongoing internal and external penetration testing and vulnerability assessments with a high priority for timely remediation; and

•
Establish reporting deadlines and hierarchies so that data regarding an incident or possible incident is communicated in a timely manner to NNN's management, to the Audit Committee of the Board of Directors and, if appropriate or required by law, to the Commission.

Management is aware that preventive measures cannot prevent all cyber incidents. The CATO has direct oversight over the Company's security programs on a daily basis. When a cyber incident occurs, NNN's actions are guided by an incident response plan decision tree to (i) detect, contain and eradicate any threats, (ii) assess materiality, (iii) notify internal parties and the Audit Committee Chairperson, (iv) recover any compromised NNN data and information systems, (v) limit impacts of any such incident on NNN's operations, and (vi) report any such incident as required by law or as otherwise necessary. For a detailed discussion of risks from cybersecurity incidents as well as other significant disruptions, please see "Item 1A. Risk Factors."

Item 2. Properties

Please refer to Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common stock of NNN currently is traded on the NYSE under the symbol "NNN."

Performance Graphs

Set forth below is a line graph comparing the cumulative total stockholder return on NNN's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the S&P 500 Index ("S&P 500") and the FTSE Nareit All Equity REITs Index ("FNER") for the five-year period commencing December 31, 2020 and ending December 31, 2025. The graph assumes an investment of $100 on December 31, 2020.

Comparison to Five-Year Cumulative Total Return

Indexed Total Return
(As of December 31, 2025)
300
250
200
150
100
50
0
Index Value
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
Period Ending
S&P 500
FNER
NNN

Set forth below is a line graph comparing the cumulative total stockholder return on NNN's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the S&P 500 and the FNER for the twenty-five-year period commencing December 31, 2000 and ending December 31, 2025. The graph assumes an investment of $100 on December 31, 2000.

Comparison to Twenty-Five-Year Cumulative Total Return

Indexed Total Return
(As of December 31, 2025)
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
Index Value
Dec-00
Dec-01
Dec-02
Dec-03
Dec-04
Dec-05
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
Period Ending
S&P 500
FNER
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

In January 2026, NNN declared dividends payable to its stockholders of $113,502,000, or $0.600 per share, of common stock.

Holders

On January 30, 2026, there were 1,364 registered holders of record of NNN's common stock. Many of NNN's shares of common stock are held by brokers and institutions on behalf of stockholders, NNN is unable to estimate the total number of stockholders represented by these record holders.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses 2025 and 2024 and year-to-year comparisons. Discussions of 2024 and 2023 year-to-year comparisons that are not included in this annual report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission ("Commission" or "SEC") on February 11, 2025.

The term "NNN" or the "Company" refers to NNN REIT, Inc. and its consolidated subsidiaries. NNN may elect to treat certain of its subsidiaries as taxable real estate investment trust subsidiaries.

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. NNN makes statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled "Forward-Looking Statements." Certain risks may cause NNN's actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see "Item 1A. Risk Factors."

Overview

NNN, a Maryland corporation, is a fully integrated real estate investment trust ("REIT") formed in 1984. NNN acquires, owns, invests in and develops high-quality properties that are leased primarily to tenants under long-term, net leases, with minimal ongoing capital expenditures and are primarily held for investment ("Properties" or "Property Portfolio" or individually a "Property").

As of December 31, 2025, NNN owned 3,692 Properties in all 50 states, the District of Columbia and Puerto Rico, with an aggregate gross leasable area of approximately 39,578,000 square feet and a weighted average remaining lease term of 10.2 years. As of December 31, 2025, 98.3 percent of the Properties were leased.

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

NNN continues to maintain its diversification by tenant, line of trade and geography. NNN's top line of trade concentrations are the automotive service (18.6%), convenience stores (16.3%), restaurants (including full and limited service) (14.3%), entertainment (7.2%) and dealerships (6.6%) sectors. NNN's management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in regions of historically above-average population growth, including the southeastern (25.3%) and southern (24.6%) United States ("U.S."). Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

As of December 31, 2025 and 2024, the Property Portfolio remained at least 98 percent leased and had a weighted average remaining lease term of approximately 10 years. High occupancy levels coupled with a triple-net lease structure provide enhanced probability of achieving consistent operating results.

Critical Accounting Estimates

The preparation of NNN's consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. Estimates are sensitive to evaluations by management about current and future expectations of market and economic conditions. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on NNN's consolidated financial statements. A summary of NNN's accounting policies and procedures is included in Note 1 of the December 31, 2025 Consolidated Financial Statements. Management believes the following critical accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of NNN's consolidated financial statements.

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

Purchase Accounting for Acquisition of Real Estate. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations, consideration for the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements and, if applicable, to identified intangible assets and liabilities, consisting of the value of above-market and below-market in-place leases and the value of in-place leases, as applicable, based on their respective fair values.

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

Lease Accounting. NNN records its leases on the Property Portfolio in accordance with FASB ASC Topic 842, Leases ("ASC 842"). NNN's real estate is predominantly leased to tenants under triple-net leases, whereby the tenant is responsible for all operating expenses relating to the Property, including utilities, real estate taxes and assessments, property and liability insurance, maintenance, repairs and capital expenditures.

Substantially all of NNN's Property Portfolio consists of leases accounted for using the operating method. Under the operating method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

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

Impairment – Real Estate. NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These indicators include, but are not limited to: changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, properties under contract and/or reclassified as held for sale, persistent vacancies greater than one year and properties leased to tenants in bankruptcy. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are predominantly leased to tenants under long-term net leases and held for investment. In most cases, NNN's Property leases provide for initial terms of 10 to 20 years, with cash flows provided over the entire term.

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

New Accounting Pronouncements. Refer to Note 1 of the December 31, 2025, Consolidated Financial Statements for a summary and the anticipated impact of each accounting pronouncement on NNN's financial position and results of operations.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio as of December 31:

	2025	2024
Properties Owned:
Number	3,692	3,568
Total gross leasable area (square feet)	39,578,000	36,557,000
States	50	49
Properties:
Leased and unimproved land	3,628	3,514
Percent of Properties – leased and unimproved land	98.3%	98.5%
Weighted average remaining lease term (years)	10.2	9.9
Total gross leasable area (square feet) – leased	38,955,000	35,826,000
Total Annualized Base Rent ("ABR")(1)	$928,081,000	$860,562,000

(1)	ABR represents the monthly cash base rent for all leases in place as of the end of the period multiplied by 12.

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2025:

	# of Properties	Gross Leasable Area(1)	% of ABR		# of Properties	Gross Leasable Area(1)	% of ABR
2026	117	1,019,000	2.1%	2032	188	1,840,000	4.9%
2027	203	2,714,000	6.3%	2033	134	1,401,000	4.3%
2028	221	1,970,000	4.9%	2034	194	2,838,000	5.9%
2029	137	2,043,000	4.2%	2035	135	1,794,000	4.2%
2030	184	2,417,000	4.7%	Thereafter	1,853	17,833,000	50.6%
2031	261	3,086,000	7.9%

(1)	Square feet.

The following table summarizes the diversification of the Property Portfolio for the top 20 lines of trade as a percentage of ABR as of December 31:

	Lines of Trade	2025	2024
1.	Automotive service	18.6%	17.1%
2.	Convenience stores	16.3%	17.0%
3.	Restaurants – limited service	7.9%	8.4%
4.	Entertainment	7.2%	7.2%
5.	Dealerships	6.6%	5.8%
6.	Restaurants – full service	6.4%	7.8%
7.	Health and fitness	3.9%	3.9%
8.	Theaters	3.7%	4.0%
9.	Automotive parts	3.2%	2.4%
10.	Equipment rental	3.1%	3.2%
11.	Wholesale clubs	2.3%	2.4%
12.	Drug stores	2.0%	2.2%
13.	Home improvement	1.9%	2.1%
14.	Medical service providers	1.8%	1.8%
15.	Pet supplies and services	1.7%	1.3%
16.	Early childhood education	1.4%	1.1%
17.	Discount retail	1.4%	1.6%
18.	Furniture	1.2%	1.3%
19.	Travel plazas	1.2%	1.2%
20.	Consumer electronics	1.1%	1.3%
	Other	7.1%	6.9%
		100.0%	100.0%

	ABR	$928,081,000	$860,562,000

The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2025:

	State	# of Properties	% of ABR
1.	Texas	594	18.4%
2.	Florida	270	8.7%
3.	Illinois	179	5.1%
4.	Georgia	172	4.5%
5.	Ohio	215	4.2%
6.	Michigan	136	3.8%
7.	Indiana	165	3.7%
8.	Tennessee	156	3.7%
9.	Arizona	86	3.5%
10.	North Carolina	158	3.5%
	Other	1,561	40.9%
		3,692	100.0%

Property Acquisitions. The following table summarizes the Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2025	2024
Acquisitions:
Number of Properties	239	75
Gross leasable area (square feet)(1)	4,193,000	1,486,000
Weighted average cap rate(2)	7.4%	7.7%
Total dollars invested(3)	$931,017	$565,416

(1)	Includes additional square footage from completed construction on existing Properties.
(2)	Calculated as the initial cash annual base rent divided by the total purchase price of the Properties.
(3)	Includes dollars invested in projects under construction or tenant improvements for each respective year.

NNN typically funds Property acquisitions either through borrowings under NNN's Credit Facility (as defined in "Capital Structure – Line of Credit Payable"), by issuing its debt or equity securities in the capital markets, with undistributed funds from operations or with proceeds from the sale of Properties.

Property Dispositions. The following table summarizes the properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2025	2024
Number of properties	116	41
Gross leasable area (square feet)	1,079,000	849,000
Net sales proceeds	$190,474	$148,658
Net gain on disposition of real estate	$48,220	$42,290
Weighted average cap rate(1)	6.4%	7.3%

(1)	Calculated as the cash annual base rent divided by the total gross proceeds received for the occupied properties.

NNN typically uses the disposition proceeds to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenues

The following table summarizes NNN's revenues for each of the years ended December 31 (dollars in thousands):

	2025	2024	Change
Rental Revenues(1)	$904,342	$848,657	$55,685
Real estate expenses reimbursed from tenants(2)	20,038	18,811	1,227
Rental income	924,380	867,468	56,912
Interest and other income from real estate transactions	1,833	1,798	35
Total revenues	$926,213	$869,266	$56,947

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").
(2)	See "Results of Operations – Analysis of Expenses – Real Estate" for additional information.

Rental Income. Rental income increased for the year ended December 31, 2025, compared to the same period in 2024. The increase is primarily due to the Rental Revenues from NNN's recent Property acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions").

Analysis of Expenses

The following table summarizes NNN's expenses for the year ended December 31 (dollars in thousands):

	2025	2024	Change
General and administrative	$46,923	$44,287	$2,636
Real estate:
Reimbursed from tenants	20,038	18,811	1,227
Non-reimbursed	17,343	13,506	3,837
Total real estate	37,381	32,317	5,064
Depreciation and amortization	268,439	249,681	18,758
Leasing transaction costs	486	99	387
Impairment losses – real estate, net of recoveries	28,602	6,632	21,970
Retirement and severance costs	3,116	668	2,448
Total operating expenses	$384,947	$333,684	$51,263

Interest and other income	$(4,246)	$(2,980)	$(1,266)
Interest expense	203,955	184,017	19,938
Total other expenses	$199,709	$181,037	$18,672

As a percentage of total revenues:
General and administrative	5.1%	5.1%
Non-reimbursed real estate	1.9%	1.6%

Real Estate. Total real estate expenses increased for the year ended December 31, 2025, compared to the same period in 2024. NNN focuses on non-reimbursed real estate expenses (total real estate expenses, net of reimbursements from tenants). In most cases, these expenses are attributable to (i) Properties for which the lease terms do not obligate the tenant to pay certain operating expenses or (ii) vacant Properties. Non-reimbursed real estate expenses increased in amount and as a percentage of total revenues for the year ended December 31, 2025 compared to the same period in 2024 primarily due to an increase in the number of vacant properties.

Depreciation and Amortization. Depreciation and amortization expenses increased for the year ended December 31, 2025, compared to the same period in 2024. The increase is primarily attributable to the increase in NNN's Property Portfolio from recent acquisitions, and was partially offset by recent dispositions (see "Results of Operations – Property Analysis").

Impairment Losses – Real Estate, Net of Recoveries. As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries for the years ended December 31, 2025 and 2024, which were less than one percent of NNN's total assets for the respective years as reported on the Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to tenants under long-term net leases, the inherent risks of owning commercial real estate and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Retirement and Severance Costs. Retirement and severance costs increased for the year ended December 31, 2025 compared to the same period in 2024, primarily due to costs in connection with the retirement and transition agreement of the former Executive Vice President, Chief Financial Officer, Assistant Secretary and Treasurer.

Interest Expense. Interest expense increased for the year ended December 31, 2025, compared to the same period in 2024. The following represents the primary changes in fixed rate long-term debt that impacted interest expense (dollars in thousands):

•
in May 2024, issued $500,000,000 aggregate principal amount of 5.500% notes due June 2034,
•
in June 2024, redeemed $350,000,000 aggregate principal amount of 3.900% notes due June 2024,
•
in July 2025, issued $500,000,000 aggregate principal amount of 4.600% notes due February 2031 (the "2031 Notes"), and
•
in November 2025, redeemed $400,000,000 aggregate principal amount of 4.000% notes due November 2025 (the "2025 Notes").

In addition to the transactions outlined above, interest expense increased as a result of the Credit Facility's weighted average outstanding balance of $106,166,000 with a weighted average interest rate of 5.04% for the year ended December 31, 2025, compared to a lower weighted average outstanding balance of $60,775,000, but with a higher weighted average interest rate of 6.25% for the year ended December 31, 2024.

Impact of Inflation

NNN's leases typically contain provisions to mitigate the adverse impact of inflation on NNN's results of operations. Tenant leases typically provide for limited increases in rent as a result of fixed increases and/or capped increases in the Consumer Price Index. As a result of limitations on rent increases, during times when inflation is high, rent increases may not meet or exceed the rate of inflation.

Properties are leased to tenants under long-term triple-net leases which typically require the tenant to pay certain operating expenses for a Property, thus, NNN's exposure to inflation is reduced with respect to these expenses. Inflation may have an adverse impact on NNN's tenants and challenge their ability to meet lease obligations, including to pay rent. See "Item 1A. Risk Factors."

Liquidity and Capital Resources

NNN's demand for funds has been and will continue to be for (i) payment of operating expenses and dividends, (ii) property acquisitions and construction commitments, (iii) capital expenditures, (iv) payment of principal and interest on its outstanding debt, and (v) other investments.

Financing Strategy. NNN's financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating and investing strategies while servicing its debt requirements, maintaining its investment grade credit ratings, staggering debt maturities and providing value to NNN's stockholders. NNN's capital resources have and will continue to include, if available (i) proceeds from issuing debt or equity in the capital markets; (ii) secured or unsecured borrowings from banks or other lenders; (iii) proceeds from the sale of Properties; and (iv) to a lesser extent, by internally generated funds as well as undistributed funds from operations. However, there can be no assurance that additional financing or capital will be available or that the terms will be acceptable or advantageous to NNN.

NNN expects to fund both its short-term and long-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations, borrowings from the Credit Facility or senior unsecured term loan ("Term Loan") or proceeds from the sale of Properties. As of December 31, 2025, NNN had $5,822,000 of cash, cash equivalents and restricted cash or cash held in escrow, and $851,900,000 and $300,000,000 were available for future borrowings under the Credit Facility and Term Loan, respectively. NNN may also fund liquidity requirements with new debt or equity issuances. NNN also has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these liquidity sources and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

As of December 31, 2025, NNN's ratio of total debt, none of which was secured debt, to total gross assets (before accumulated depreciation and amortization) was approximately 42 percent. The ratio of total debt to total market capitalization was approximately 39 percent. Certain financial agreements, to which NNN is a party, contain covenants that limit NNN's ability to incur additional debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of debt that NNN may incur.

Cash Flows. NNN had $5,822,000 of cash, cash equivalents and restricted cash, of which $776,000 was restricted cash or cash held in escrow at December 31, 2025. The table below summarizes NNN's cash flows for each of the years ended December 31 (dollars in thousands):

	2025	2024
Cash, cash equivalents and restricted cash:
Provided by operating activities	$667,131	$635,504
Used in investing activities	(748,064)	(424,336)
Provided by (used in) financing activities	77,693	(207,261)
Increase (decrease) in cash, cash equivalents and restricted cash	(3,240)	3,907
Cash, cash equivalents and restricted cash at the beginning of the year	9,062	5,155
Cash, cash equivalents and restricted cash at the end of the year	$5,822	$9,062

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received from rental income less cash used for general and administrative and interest expenses. NNN's cash flow from operating activities has been sufficient to pay the distributions for each year presented. The change in cash provided by operations for the years ended December 31, 2025 and 2024, is the result of changes in revenues and expenses as discussed in "Results of Operations." Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are largely attributable to the acquisitions and dispositions of Properties as discussed in "Results of Operations - Property Analysis." NNN typically uses cash on hand, borrowings from its Credit Facility or proceeds from the sale of Properties to fund the acquisition of its Properties.

Financing Activities. NNN's financing activities for the year ended December 31, 2025, included the following significant transactions:

•
$348,100,000 in net borrowings of NNN's Credit Facility,
•
$491,710,000 in net proceeds from the issuance in July of the 2031 Notes,
•
$400,000,000 payment in November for the redemption of the 2025 Notes,
•
$81,106,000 in net proceeds from the issuance of 1,927,893 shares of common stock in connection with the at-the-market equity program ("ATM"),
•
$2,628,000 in net proceeds from the issuance of 65,062 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"), and
•
$443,202,000 in dividends paid to common stockholders.

Material Cash Requirements

NNN's material cash requirements include (i) long-term debt maturities; (ii) interest on long-term debt; (iii) common stock dividends (although all future distributions will be declared and paid at the discretion of the Board of Directors); and (iv) to a lesser extent, Property construction and other Property related costs that may arise.

The table below presents material cash requirements related to NNN's long-term obligations outstanding as of December 31, 2025 (see "Capital Structure") (dollars in thousands):

	Year of Obligation
	Total	2026	2027	2028	2029	2030	Thereafter
Long-term debt(1)	$4,550,000	$350,000	$400,000	$400,000	$—	$400,000	$3,000,000
Long-term debt – interest(2)	2,004,131	184,725	169,733	155,067	141,450	134,367	1,218,789
Credit Facility	348,100	—	—	348,100	—	—	—
Total contractual cash obligations	$6,902,231	$534,725	$569,733	$903,167	$141,450	$534,367	$4,218,789

(1)	Includes only principal amounts outstanding under notes payable and excludes unamortized note discounts and debt costs.
(2)	Interest calculation on notes payable based on stated rate of the principal amount.

Property Construction. NNN has committed to fund construction on 19 Properties. The improvements on such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at December 31, 2025, are outlined in the table below (dollars in thousands):

Total commitment(1)	$136,213
Less amount funded	(66,542)
Remaining commitment	$69,671

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

Management anticipates satisfying these obligations with a combination of NNN's cash provided from operations, current capital resources on hand, its Credit Facility, Term Loan, debt or equity financings and property dispositions.

Properties. In most cases, the Property leases provide for initial terms of 10 to 20 years and a triple-net lease structure, pursuant to which the tenant bears responsibility for operating expenses of the Property, including utilities, real estate taxes and assessments, property and liability insurance, maintenance, repairs and capital expenditures. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates the costs associated with these Properties, NNN's vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its Credit Facility or use other sources of capital in the event of significant capital expenditures or major repairs.

The lost revenues and increased property expenses resulting from vacant Properties or the inability to collect lease payments could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner.

As of December 31, 2025, NNN owned 64 vacant, un-leased Properties which accounted for less than two percent of total Properties and of the aggregate gross leasable area held in the Property Portfolio.

Additionally, as of January 30, 2026, less than one percent of total annualized base rent, total Properties and aggregate gross leasable area held in the Property Portfolio, was leased to one tenant currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, this tenant has the right to reject or affirm their lease with NNN.

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

The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (dollars in thousands, except per share data):

	2025	2024
Dividends	$443,202	$420,239
Per share	2.360	2.290

The following table presents the characterizations for tax purposes of NNN's common stock dividends for the years ended December 31:

	2025		2024
Ordinary dividends(1)	$2.249524	95.3188%	$2.286498	99.8471%
Nontaxable distributions	0.110476	4.6812%	0.003502	0.1529%
	$2.360000	100.0000%	$2.290000	100.0000%

(1)	Eligible for the 20% qualified business income deduction under section 199A of the Internal Revenue Code of 1986, as amended (the "Code").

On January 15, 2026, NNN declared a dividend of $0.600 per share, which is payable February 13, 2026 to its common stockholders of record as of January 30, 2026.

Capital Structure

NNN has used, and expects to use in the future, various forms of debt and equity securities to fund property acquisitions and construction on its Properties and to pay down or refinance its outstanding debt.

The following is a summary of NNN's total debt outstanding as of December 31 (dollars in thousands):

	2025	Percentage of Total	2024	Percentage of Total
Line of credit payable	$348,100	7.2%	$—	—%
Notes payable	4,472,324	92.8%	4,373,803	100.0%
Total debt outstanding	$4,820,424	100.0%	$4,373,803	100.0%

Line of Credit Payable. In April 2024, NNN amended certain terms of its credit agreement to, among other things, increase borrowing capacity under its unsecured revolving credit facility from $1,100,000,000 to $1,200,000,000 (the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $106,166,000 and a weighted average interest rate of 5.04% during the year ended December 31, 2025. In December 2025, NNN entered into an amendment to the Credit Facility to remove the 10 basis point Secured Overnight Financing Rate ("SOFR") credit spread adjustment. As of December 2025, the Credit Facility bears interest at SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, NNN incurred loan costs of $36,146,000 which are included in debt costs on the Consolidated Balance Sheet. As of December 31, 2025, there was $348,100,000 outstanding and $851,900,000 available for future borrowings under the Credit Facility.

Term Loan. In December 2025, NNN entered into a senior unsecured term loan with a $300,000,000 capacity (the "Term Loan"). The Term Loan has a six-month delayed draw commitment period and an accordion option to increase the aggregate facility size up to $500,000,000. The Term Loan matures in February 2029, unless the Company exercises its options to extend maturity to February 2031. Based on NNN's current credit ratings, the Term Loan will bear interest at an effective rate of SOFR plus the applicable margin of 85 basis points. In connection with the Term Loan, NNN incurred loan costs of $2,429,000 which are included in debt costs on the Consolidated Balance Sheet. As of December 31, 2025, no funds had been drawn on the Term Loan.

In accordance with the terms of both the Credit Facility and Term Loan, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2025, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the debt under the Credit Facility and Term Loan to be accelerated and may impair NNN's access to the debt and equity markets and limit NNN's ability to pay dividends to its stockholders, each of which would likely have a material adverse impact on NNN's financial condition and results of operations.

As of December 31, 2025, NNN had the following outstanding interest rate derivatives that were designated as cash flow hedges to hedge the risk of changes in the interest cash outflows associated with the Term Loan (dollars in thousands):

Description	Aggregate Notional Amount	Estimated Fair Value(1)	Effective Date
Two forward starting swaps(2)	$200,000	$357	January 15, 2026

(1)	Included in other assets and other comprehensive income on the Consolidated Balance Sheets (see "Note 10 – Fair Value of Financial Instruments").
(2)	No hedge ineffectiveness was recognized during the year ended December 31, 2025.

On January 15, 2026, the Company drew $200,000,000 on the Term Loan. These forward starting swaps fix SOFR for the $200,000,000 borrowed at 3.22% through January 15, 2029.

Universal Shelf Registration Statement. In August 2023, NNN filed a shelf registration statement with the Commission which became automatically effective ("Universal Shelf"). The Universal Shelf permits the issuance by NNN of an indeterminate amount of debt and equity securities, including preferred stock, depositary shares, common stock, stock purchase contracts, rights, warrants and units. NNN may periodically offer one of more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplements, or other offering materials, at the time of any offering.

Debt Securities – Notes Payable. Each of NNN's outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2026	December 2016	$350,000	$3,860	$346,140	3.600%	3.733%	December 2026(4)(5)
2027	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027(4)
2028	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028(4)
2030	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030(4)
2031	July 2025	500,000	4,090	495,910	4.600%	4.766%	February 2031
2033	August 2023	500,000	11,620	488,380	5.600%	5.905%	October 2033
2034	May 2024	500,000	6,160	493,840	5.500%	5.662%	June 2034
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052

(1)

The proceeds from each note issuance were used to (i) pay down the outstanding balance on the Credit Facility, (ii) redeem notes payable prior to maturity, (iii) redeem outstanding preferred stock, (iv) fund future property acquisitions, and/or (v) for general corporate purposes.

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

NNN entered into forward starting swaps which hedged the risk of changes in forecasted interest payments on the forecasted issuance of long-term unsecured notes. Upon the issuance of a series of unsecured notes, NNN terminated such derivatives as outlined in the following table (dollars in thousands):

Notes	Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated (1)	Fair Value Deferred In Other Comprehensive Income(2)
2026	December 2016	Two forward starting swaps	$180,000	$(13,352)	$(13,345)
2027	September 2017	Two forward starting swaps	250,000	7,690	7,688
2028	September 2018	Two forward starting swaps	250,000	(4,080)	(4,080)
2030	March 2020	Three forward starting swaps	200,000	13,141	13,141
2031	June 2025	Two forward starting swaps	200,000	409	409
2052	September 2021	Two forward starting swaps	120,000	1,584	1,584

(1)	The deferred liability (asset) is being amortized over the term of the hedged forecasted transaction using the effective interest method.
(2)	The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.

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

In connection with the outstanding note offerings, NNN incurred debt issuance costs totaling $44,420,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and presented as a reduction to notes payable and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indentures pursuant to which NNN's notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2025, NNN was in compliance with those covenants. NNN's failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN's stockholders which would likely have a material adverse impact on NNN's financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

Equity Securities

At-The-Market Offerings. NNN has established an ATM which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's ATM:

	2023 ATM	2020 ATM
Shelf registration statement:
Effective date	August 2023	August 2020
Termination date	August 2026	August 2023
Total allowable shares	17,500,000	17,500,000
Total shares issued as of December 31, 2025	6,579,993	7,722,511

The following table outlines the common stock issuances pursuant to NNN's ATM for the years ended December 31 (dollars in thousands, except per share data):

	2025(1)	2024
Shares of common stock	1,927,893	4,652,100
Average price per share (net)	$42.07	$45.49
Net proceeds	$81,106	$211,619
Stock issuance costs(2)	$1,691	$3,242

(1)	Includes 35,934 shares settled as part of a forward sale agreement. There were no outstanding forward sale agreements as of December 31, 2025.
(2)	Stock issuance costs consist primarily of underwriters' and agent's fees and commissions and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2021 and 2024, NNN filed shelf registration statements for its DRIP with the Commission that were automatically effective, and permit NNN to issue up to 6,000,000 and 4,000,000 shares of common stock, respectively. NNN's DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN's common stock. The following outlines the common stock issuances pursuant to NNN's DRIP for the years ended December 31 (dollars in thousands):

	2025	2024
Shares of common stock	65,062	64,654
Net proceeds	$2,628	$2,634

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and Term Loan and its fixed rate long-term debt which is used to finance NNN's Property acquisitions and construction commitments, as well as for general corporate purposes. NNN's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt and periodically uses derivatives to hedge the interest rate risk of future borrowings.

As of December 31, 2025, NNN's variable rate Credit Facility had $348,100,000 outstanding. For the year ended December 31, 2025, the Credit Facility had a weighted average outstanding balance of $106,166,000 and a weighted average interest rate of 5.04% compared to a weighted average outstanding balance of $60,775,000 and a weighted average interest rate of 6.25% for 2024.

In December 2025, NNN entered into the Term Loan, and had no outstanding balance as of December 31, 2025. NNN entered into two forward starting swaps with an aggregate notional amount of $200,000,000 to hedge the risk of changes in the interest cash outflows associated with future draws on NNN's Term Loan. The forward starting swaps were outstanding as of December 31, 2025, and have an effective date of January 15, 2026.

The table below summarizes NNN's market risks associated with its outstanding debt obligations as of December 31, 2025, detailing principal payments and related interest rates by maturity year. The table incorporates only debt obligations that existed as of December 31, 2025, and it does not account for future obligations and therefore has limited predictive value. Actual realized gains or losses from interest rate fluctuations will depend on future exposures, interest rates and NNN's hedging strategies. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by less than one percent for the year ended December 31, 2025.

Debt Obligations(1) (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Principal Debt Obligation	Effective Interest Rate
2026	$—	—	$350,000	3.73%
2027	—	—	400,000	3.55%
2028	348,100	5.04%	400,000	4.39%
2029	—	—	—	—
2030	—	—	400,000	2.54%
Thereafter	—	—	3,000,000	4.54%	(3)
Total	$348,100	5.04%	$4,550,000	4.20%
Fair Value:
December 31, 2025	$348,100		$4,124,161
December 31, 2024	$—		$3,894,030

(1)	NNN's unsecured debt obligations have a weighted average interest rate of 4.2% and a weighted average maturity of 10.8 years.
(2)

Includes NNN's notes payable, each exclude unamortized discounts and debt costs. The fair value is based upon quoted market prices as of the close of the year, which is a Level 1 valuation since NNN's notes payable are publicly traded on the over-the-counter market.

(3)	Weighted average effective interest rate for years after 2030.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NNN REIT, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited NNN REIT, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NNN REIT, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 11, 2026 expressed an unqualified opinion thereon.

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

February 11, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NNN REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NNN REIT, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2026 expressed an unqualified opinion thereon.

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

Valuation of Real Estate Acquisitions
Description of the Matter

As discussed in Note 1 of the consolidated financial statements, real estate asset acquisitions require allocation of consideration to the acquired tangible assets, consisting of land, building and tenant improvements and, if applicable, to identified intangible assets and liabilities, based on their respective fair values. For the year ended December 31, 2025, the Company completed approximately $824 million of real estate acquisitions accounted for as asset acquisitions.

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

At December 31, 2025, held and used real estate assets were $9,217 million. As discussed in Notes 1 and 2 of the consolidated financial statements, the Company assesses held and used real estate assets for impairment when certain events or changes in circumstances indicate the carrying amount of the asset may not be recoverable through operations. When impairment indicators are determined to be present, the Company first performs a recoverability test by comparing the undiscounted future cash flows of the real estate asset to the net carrying value. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of the asset, the Company determines the fair value of the real estate asset and recognizes an impairment loss if the carrying amount of the asset exceeds its fair value.

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

Orlando, Florida

February 11, 2026

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE STATEMENTS

(dollars in thousands, except per share data)

-

ASSETS	December 31, 2025	December 31, 2024
Real estate portfolio, net of accumulated depreciation and amortization	$9,239,542	$8,746,168
Cash and cash equivalents	5,046	8,731
Restricted cash and cash held in escrow	776	331
Receivables, net of allowance of $609 and $617, respectively	3,470	2,975
Accrued rental income, net of allowance of $3,393 and $4,156, respectively	34,914	34,005
Debt costs, net of accumulated amortization of $29,930 and $27,002, respectively	8,645	8,958
Other assets	86,962	71,560
Total assets	$9,379,355	$8,872,728
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$348,100	$—
Notes payable, net of unamortized discount and unamortized debt costs	4,472,324	4,373,803
Accrued interest payable	40,557	29,699
Other liabilities	110,072	106,951
Total liabilities	4,971,053	4,510,453
Commitments and contingencies (Note 13)
Equity:
Stockholders' equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 189,937,404 and 187,540,929 shares issued and outstanding, respectively	1,901	1,877
Capital in excess of par value	5,295,434	5,197,644
Accumulated deficit	(882,712)	(829,287)
Accumulated other comprehensive income (loss)	(6,321)	(7,959)
Total equity	4,408,302	4,362,275
Total liabilities and equity	$9,379,355	$8,872,728

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Rental income	$924,380	$867,468	$826,090
Interest and other income from real estate transactions	1,833	1,798	2,021
	926,213	869,266	828,111
Operating expenses:
General and administrative	46,923	44,287	43,746
Real estate	37,381	32,317	28,378
Depreciation and amortization	268,439	249,681	238,625
Leasing transaction costs	486	99	299
Impairment losses – real estate, net of recoveries	28,602	6,632	5,990
Retirement and severance costs	3,116	668	3,454
	384,947	333,684	320,492
Gain on disposition of real estate	48,220	42,290	47,485
Earnings from operations	589,486	577,872	555,104
Other expenses (revenues):
Interest and other income	(4,246)	(2,980)	(1,134)
Interest expense	203,955	184,017	163,898
	199,709	181,037	162,764
Net earnings	389,777	396,835	392,340
Net earnings per share:
Basic	$2.07	$2.16	$2.16
Diluted	$2.07	$2.15	$2.16
Weighted average shares outstanding:
Basic	187,611,451	183,688,562	181,200,040
Diluted	187,986,798	184,043,841	181,689,723
Other comprehensive income:
Net earnings	$389,777	$396,835	$392,340
Amortization of interest rate hedges	1,690	2,152	2,471
Fair value of forward starting swaps	(52)	—	—
Total comprehensive income	$391,415	$398,987	$394,811

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2025, 2024 and 2023

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

Years Ended December 31, 2025, 2024 and 2023

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

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Years Ended December 31, 2025, 2024 and 2023

(dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2024	$1,877	$5,197,644	$(829,287)	$(7,959)	$4,362,275
Net earnings	—	—	389,777	—	389,777
Dividends declared and paid:
$2.360 per share of common stock	1	2,418	(443,202)	—	(440,783)
Issuance of common stock:
35,310 shares – director compensation	—	1,069	—	—	1,069
5,116 shares – stock purchase plan	—	209	—	—	209
1,927,893 shares – ATM equity program	19	82,778	—	—	82,797
396,374 restricted shares – net of forfeitures	4	(4)	—	—	—
Stock issuance costs	—	(1,691)	—	—	(1,691)
Amortization of deferred compensation	—	13,011	—	—	13,011
Amortization of interest rate hedges	—	—	—	1,690	1,690
Fair value of forward starting swaps	—	—	—	(52)	(52)
Balances at December 31, 2025	$1,901	$5,295,434	$(882,712)	$(6,321)	$4,408,302

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$389,777	$396,835	$392,340
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	268,439	249,681	238,625
Impairment losses – real estate, net of recoveries	28,602	6,632	5,990
Amortization of notes payable discount	3,521	2,926	2,074
Amortization of debt costs	6,218	5,993	4,943
Amortization of mortgages payable premium	—	—	(21)
Amortization of interest rate hedges	1,690	2,152	2,471
Settlement of forward starting swaps	(409)	—	—
Gain on disposition of real estate	(48,220)	(42,290)	(47,485)
Performance incentive plan expense	15,043	12,835	13,375
Performance incentive plan payment	(1,702)	(1,274)	(916)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease (increase) in receivables	(495)	674	(853)
Increase in accrued rental income	(1,921)	(294)	(7,453)
Decrease (increase) in other assets	(7,589)	(190)	243
Increase (decrease) in accrued interest payable	10,858	(4,675)	10,548
Increase (decrease) in other liabilities	3,466	6,581	(1,550)
Other	(147)	(82)	79
Net cash provided by operating activities	667,131	635,504	612,410
Cash flows from investing activities:
Proceeds from the disposition of real estate	191,163	149,834	116,334
Additions to real estate	(937,078)	(572,874)	(795,791)
Principal payments received on mortgages and notes receivable	460	599	559
Other	(2,609)	(1,895)	(1,762)
Net cash used in investing activities	(748,064)	(424,336)	(680,660)

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from line of credit payable	$1,092,800	$545,500	$872,500
Repayment of line of credit payable	(744,700)	(677,500)	(906,700)
Repayment of mortgages payable	—	—	(9,947)
Proceeds from notes payable	495,910	493,840	488,380
Repayment of notes payable	(400,000)	(350,000)	—
Payment of debt issuance costs	(6,849)	(13,127)	(4,510)
Proceeds from issuance of common stock	85,425	217,581	32,328
Stock issuance costs	(1,691)	(3,316)	(966)
Payment of common stock dividends	(443,202)	(420,239)	(404,458)
Net cash provided by (used in) financing activities	77,693	(207,261)	66,627
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,240)	3,907	(1,623)
Cash, cash equivalents and restricted cash at beginning of year(1)	9,062	5,155	6,778
Cash, cash equivalents and restricted cash at end of year(1)	$5,822	$9,062	$5,155
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$184,027	$183,426	$148,169
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$1,638	$2,152	$2,471
Right-of-use asset recorded in connection with lease liability	$3,382	$—	$6,401
Change in work in progress accrual	$(6,061)	$(7,458)	$23,103

(1)
Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Consolidated Balance Sheets. As of December 31, 2025, 2024 and 2023, NNN had restricted cash of $776, $331 and $3,966, respectively.

See accompanying notes to consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2025, 2024 and 2023

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

NNN acquires, owns, invests in and develops high-quality properties that are leased primarily to tenants under long-term, net leases and are primarily held for investment ("Properties" or "Property Portfolio" or individually a "Property").

December 31, 2025
Property Portfolio:
Total Properties	3,692
Gross leasable area (square feet) (unaudited)	39,578,000
States	50
Weighted average remaining lease term (years)	10.2

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") guidance included in Topic 280, Segment Reporting, NNN's operations are reported within one reportable segment in the consolidated financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties. See additional disclosure in "Note 11 – Segment Information."

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

Real Estate Portfolio. NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest, third-party costs and other miscellaneous costs incurred during the development period until the project is substantially completed and available for occupancy. For the years ended December 31, 2025, 2024 and 2023, NNN recorded $2,359,000, $5,805,000 and $4,286,000, respectively, in capitalized interest during the development period.

Purchase Accounting for Acquisition of Real Estate. In accordance with the FASB ASC Topic 805, Business Combinations, consideration for the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and, if applicable, to identified intangible assets and liabilities, consisting of the value of above-market and below-market in-place leases and the value of in-place leases, as applicable, based on their respective fair values.

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

NNN completed $823,781,000 and $410,969,000 of real estate acquisitions during the year ended December 31, 2025 and 2024, respectively. Additionally, NNN invested $107,236,000 and $154,447,000 of work in progress and improvements during the year ended December 31, 2025 and 2024, respectively.

Lease Accounting. NNN records its leases on the Property Portfolio in accordance with FASB ASC Topic 842, Leases ("ASC 842"). NNN's real estate is predominantly leased to tenants under triple-net leases, whereby the tenant is responsible for all operating expenses relating to the Property, including utilities, real estate taxes and assessments, property and liability insurance, maintenance, repairs and capital expenditures. Substantially all the leases on the Property Portfolio are classified as operating leases and are accounted for as follows:

Operating method – Properties with leases accounted for using the operating method are recorded at the cost of the real estate and depreciated on the straight-line method over their estimated remaining useful lives, which typically range from 20 to 40 years for buildings and improvements and 15 years for land improvements. Leasehold interests are amortized on the straight-line method over the terms of their respective leases. Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

NNN adopted certain practical expedients in ASC 842 and does not separate the non-lease components from the lease components when the timing and patterns of transfer for the lease and non-lease components are the same and the lease is classified as an operating lease. As a result, all income earned pursuant to tenant leases is reflected as one-line, rental income, in the Consolidated Statements of Income and Comprehensive Income. In addition, NNN records right-of-use assets and operating lease liabilities as lessee under operating leases in accordance with ASC 842.

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

As a result of the review of collectability, NNN recorded a write-off of $2,630,000, $763,000 and $204,000 of outstanding receivables and related accrued rent during the years ended December 31, 2025, 2024 and 2023, respectively, and reclassified certain tenants as cash basis for accounting purposes.

The following table summarizes those tenants classified as cash basis for accounting purposes as of December 31:

	2025		2024		2023
Number of tenants	14		12		9
Cash basis tenants as a percent of:
Total Properties	1.8%		2.5%		3.5%
Total Annualized Base Rent ("ABR")(1)	4.4%	(2)	4.3%	(3)	5.0%	(4)
Total gross leasable area	7.1%		4.5%		4.8%

(1)	ABR represents the monthly cash base rent for all leases in place as of the end of the period multiplied by 12. Based on ABR of:

(2)	$928,081,000 as of December 31, 2025.

(3)	$860,562,000 as of December 31, 2024.

(4)	$818,749,000 as of December 31, 2023.

During the years ended December 31, 2025, 2024 and 2023, NNN recognized $35,717,000, $39,495,000 and $56,229,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting purposes.

During the year ended December 31, 2023, one tenant was reclassified to accrual basis for accounting purposes due to their improved qualitative and/or quantitative credit factors. More information regarding the reclassification can be found in "Note 2 – Real Estate".

NNN includes an allowance for doubtful accounts in rental income on the Consolidated Statements of Income and Comprehensive Income.

Real Estate – Held For Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant and Equipment, including management's intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. At December 31, 2025 and 2024, NNN had recorded real estate held for sale of $21,198,000 (10 properties) and $283,000 (two properties), respectively, in real estate portfolio on the Consolidated Balance Sheets. The properties classified as held for sale as of December 31, 2024 were sold during the year ended December 31, 2025.

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

Impairment – Real Estate. NNN periodically assesses its long-lived real estate assets for possible impairment whenever certain events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These indicators include, but are not limited to: changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, properties under contract and/or reclassified as held for sale, persistent vacancies greater than one year and properties leased to tenants in bankruptcy. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), and the residual value of the real estate, with the carrying value of the individual asset. The future undiscounted cash flows are driven by estimated future market rents. Future cash flow estimates are sensitive to the assumptions made by management regarding future market rents, which are affected by expectations about future market and economic conditions. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. NNN's Properties are predominantly leased to tenants under long-term net leases and held for investment. In most cases, NNN's Property leases provide for initial terms of 10 to 20 years, with cash flows provided over the entire term.

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

NNN held mortgages receivable, including accrued interest, of $454,000 included in other assets on the Consolidated Balance Sheets as of December 31, 2024, net of $9,000 allowance for credit loss. As of December 31, 2025, NNN held no mortgages receivable.

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

Restricted Cash and Cash Held in Escrow. Restricted cash and cash held in escrow may include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN. NNN held $776,000 and $331,000 in restricted cash and cash held in escrow as of December 31, 2025 and 2024, respectively.

Debt Costs – Line of Credit Payable. Debt costs incurred in connection with NNN's $1,200,000,000 unsecured revolving line of credit have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN had costs of $6,248,000 and $8,958,000, included in debt costs on the Consolidated Balance Sheets, as of December 31, 2025 and 2024, respectively, net of accumulated amortization of $29,898,000 and $27,002,000, respectively.

Debt Costs – Term Loan. Debt costs incurred in connection with the closing of NNN's $300,000,000 senior unsecured term loan have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN had costs of $2,397,000 included in debt costs on the Consolidated Balance Sheets, as of December 31, 2025, net of accumulated amortization of $32,000.

Debt Costs – Notes Payable. Debt costs incurred in connection with the issuance of NNN's unsecured notes have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. NNN had debt costs of $44,420,000 and $43,820,000, included in notes payable on the Consolidated Balance Sheets, as of December 31, 2025 and 2024, respectively, net of accumulated amortization of $13,750,000 and $14,060,000, respectively.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method for the years ended December 31 (dollars in thousands):

	2025	2024	2023
Basic and Diluted Earnings:
Net earnings	$389,777	$396,835	$392,340
Less: Earnings allocated to unvested restricted shares	(728)	(686)	(609)
Net earnings used in basic and diluted earnings per share	$389,049	$396,149	$391,731

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average shares outstanding	188,651,928	184,723,988	182,184,038
Less: Unvested restricted shares	(308,239)	(299,534)	(273,077)
Less: Unvested contingent restricted shares	(732,238)	(735,892)	(710,921)
Weighted average shares outstanding used in basic earnings per share	187,611,451	183,688,562	181,200,040
Other dilutive securities	375,347	355,279	489,683
Weighted average shares outstanding used in diluted earnings per share	187,986,798	184,043,841	181,689,723

Income Taxes. NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, and related regulations. NNN generally will not be subject to federal income taxes on taxable income it distributes to stockholders, provided it meets certain other requirements for qualifying as a REIT. NNN believes it has been organized as and its past and present operations qualify NNN as a REIT. Notwithstanding NNN's qualification for taxation as a REIT, NNN is subject to certain state and local income, franchise and excise taxes.

NNN may elect to treat certain subsidiaries as TRS pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of NNN which occur within its TRS entities are subject to federal and state or local income taxes. All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NNN's former TRS. The deferred tax asset consists only of net operating loss carryforwards of $3,779,000 from the former TRS that begin to expire in 2026. Management believes it is unlikely that NNN will realize any of the benefits of these deductible differences and has taken a valuation allowance against them. The valuation allowance decreased by $25,000 and $95,000 for the years ended December 31, 2025 and 2024, respectively, as a result of the decrease in the deferred tax asset. There was no change to the valuation allowance for the year ended December 31, 2023. NNN currently has no TRS entities.

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

NNN has had no unrecognized tax benefits during any of the years presented. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses. The periods that remain open under federal statute are 2022 through 2025. NNN also files in many states and localities with varying open years under statute.

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

Accumulated Other Comprehensive Income (Loss). The following table outlines the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Gain or Loss on Cash Flow Hedges(1)
Beginning balance, December 31, 2023	$(10,111)

Reclassifications from accumulated other comprehensive income to net earnings	2,152	(2)
Ending balance, December 31, 2024	(7,959)

Other comprehensive income (loss)	(52)
Reclassifications from accumulated other comprehensive income to net earnings	1,690	(2)
Ending balance, December 31, 2025	$(6,321)

(1)	Additional disclosure is included in "Note 8 – Derivatives."

(2)	Recorded in interest expense on the Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The amendments in this update provide all entities with a practical expedient, which allows entities to assume current conditions as of the balance sheet date do not change for the remaining life of the asset, in developing reasonable and supportable forecasts as part of estimating expected credit losses. NNN has evaluated ASU 2025-05 and determined it will have no material impact on its future disclosures.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"), effective for annual and interim reporting periods beginning after December 15, 2026. The amendments in this update (i) expand the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by changing the requirement to designate a group of individual forecasted transactions from having a shared risk exposure to having a similar risk exposure, (ii) provide a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable-rate debt instruments with contractual terms that permit the borrower to change the interest rate index and interest rate tenor upon which interest is accrued, (iii) expand hedge accounting for forecasted purchases and sales of nonfinancial assets, (iv) improve generally accepted accounting principles by updating the hedge accounting guidance to accommodate differences in the loan and swap markets that developed after the cessation of the London Interbank Offered Rate, and (v) eliminate the recognition and presentation mismatch related to foreign-currency-denominated debt instrument both designed as the hedging instrument in a net investment hedge and designed as the hedged item in a fair value hedge of interest rate risk. NNN is currently evaluating the potential impact the adoption of ASU 2025-09 will have on its future disclosures.

Use of Estimates. Additional critical accounting policies of NNN include management's estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities which are required to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S."). Significant accounting policies include management's estimates of the purchase accounting for acquisition of real estate, the recoverability of the carrying value of long-lived assets and management's evaluation of the probability of outstanding and future lease payment collections. Estimates are sensitive to evaluations by management about current and future expectations of market and economic conditions. Actual results could differ from those estimates.

Note 2 – Real Estate:

Real Estate – Portfolio

Leases. At December 31, 2025, NNN's real estate portfolio had a weighted average remaining lease term of 10.2 years and consisted of 3,648 leases classified as operating leases and an additional three leases accounted for as direct financing leases.

The following is a summary of the structure of the leases in the Property Portfolio, although the specific terms of each lease can vary significantly. In most cases, the Property leases provide for initial terms of 10 to 20 years and a triple-net lease structure, pursuant to which the tenant bears responsibility for operating expenses of the Property, including utilities, real estate taxes and assessments, property and liability insurance, maintenance, repairs and capital expenditures. Certain Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. NNN's leases provide for annual base rental payments (payable in monthly installments), the majority of which include negotiated increases in rent as a result of increases in the Consumer Price Index ("CPI") or set fixed increases.

NNN's leases often provide the tenant with one or more multi-year renewal options, subject to the same terms and conditions provided under the initial lease term, including rent increases. NNN's lease term is based on the non-cancellable base term unless economic incentives make it reasonably certain that an option period to extend the lease will be exercised, in which case NNN includes the renewal options. Some of the leases also provide that in the event NNN wishes to sell the Property subject to that lease, NNN first must offer the lessee the right to purchase the Property on the same terms and conditions as any offer which NNN intends to accept for the sale of the Property.

Real Estate Portfolio. NNN's real estate consisted of the following at December 31 (dollars in thousands):

	2025	2024
Land and improvements (1)	$3,100,444	$2,919,976
Buildings and improvements	8,323,201	7,805,939
Leasehold interests	355	355
	11,424,000	10,726,270
Less accumulated depreciation and amortization	(2,248,856)	(2,065,316)
	9,175,144	8,660,954
Work in progress and improvements	42,019	82,411
Accounted for using the operating method	9,217,163	8,743,365
Accounted for using the direct financing method	1,181	2,520
Classified as held for sale(2)	21,198	283
	$9,239,542	$8,746,168

(1)	Includes $24,523 and $34,356 in land for Properties under construction as of December 31, 2025 and 2024, respectively.

(2)	As of December 31, 2025, 10 Properties were classified as held for sale. The two properties classified as held for sale as of December 31, 2024 were sold during the year ended December 31, 2025.

NNN recognized the following revenues in rental income for the years ended December 31 (dollars in thousands):

	2025	2024	2023
Rental income from operating leases	$902,369	$846,653	$805,136
Earned income from direct financing leases	424	468	560
Percentage rent	1,549	1,536	1,631
Rental revenues	904,342	848,657	807,327
Real estate expense reimbursement from tenants	20,038	18,811	18,763
	$924,380	$867,468	$826,090

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

For the years ended December 31, 2025, 2024 and 2023, NNN recognized $1,921,000, $294,000 and $7,453,000, respectively, of net-straight-line accrued rental income, net of reserves. During the year ended December 31, 2023, one tenant was reclassified to accrual basis for accounting purposes due to their improved qualitative and/or quantitative credit factors, which resulted in an increase of accrued rental income in the amount of $5,573,000.

The following is a schedule of undiscounted cash flows to be received on noncancellable operating leases as of December 31, 2025 (dollars in thousands):

2026	$873,239
2027	844,659
2028	797,780
2029	761,231
2030	726,275
Thereafter	5,125,734
$9,128,918

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents undiscounted cash flows due during the current lease terms. In addition, this table does not include amounts for potential variable rent increases that are based on the CPI or future contingent percentage rents which may be received based on the tenant's sales volume, per the lease.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at December 31 (dollars in thousands):

	2025	2024
Intangible lease assets (included in other assets):
Above-market in-place leases	$14,051	$14,753
Less: accumulated amortization	(11,115)	(12,159)
Above-market in-place leases, net	$2,936	$2,594

In-place leases	$117,302	$116,549
Less: accumulated amortization	(82,926)	(85,741)
In-place leases, net	$34,376	$30,808

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$37,758	$39,869
Less: accumulated amortization	(27,293)	(28,946)
Below-market in-place leases, net	$10,465	$10,923

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the years ended December 31, 2025, 2024 and 2023 were $1,898,000, $495,000 and $430,000, respectively. The value of in-place leases amortized to expense for the years ended December 31, 2025, 2024 and 2023 was $7,919,000, $6,108,000 and $6,793,000, respectively.

The following is a schedule of the amortization of acquired above-market and below-market in-place lease intangibles and the amortization of the in-place lease intangibles as of December 31, 2025 (dollars in thousands):

	Above-Market and Below- Market In-Place Lease Intangibles(1)	In-Place Lease Intangibles(2)
2026	$503	$5,201
2027	514	4,759
2028	675	4,339
2029	712	3,917
2030	667	3,342
Thereafter	4,458	12,818
	$7,529	$34,376

Weighted average amortization period (years)	15	9

(1)	Recorded as a net increase to rental income over the life of the lease.

(2)	Amortized as an increase to amortization expense.

Real Estate – Dispositions

The following table summarizes the properties sold and the corresponding gain recognized on the disposition of properties for the years ended December 31 (dollars in thousands):

	2025		2024		2023
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	116	$48,220	41	$42,290	45	$47,485

Real Estate – Commitments

As of December 31, 2025, NNN has committed to fund construction on 19 Properties. The improvements on such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at December 31, 2025, are outlined in the table below (dollars in thousands):

Total commitment(1)	$136,213
Less amount funded	(66,542)
Remaining commitment	$69,671

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	2025	2024	2023
Total real estate impairments, net of recoveries	$28,602	$6,632	$5,990
Number of Properties:
Vacant	45	4	11
Occupied	4	9	3

The valuation of impaired assets, including assets held for sale, is determined using widely accepted valuation techniques including discounted cash flow analysis, income capitalization, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties, which are Level 3 inputs. NNN may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.

Note 3 – Line of Credit Payable:

In April 2024, NNN amended certain terms of its credit agreement to, among other things, increase borrowing capacity under its unsecured revolving credit facility from $1,100,000,000 to $1,200,000,000 (the "Credit Facility"). The Credit Facility had a weighted average outstanding balance of $106,166,000 and a weighted average interest rate of 5.04% during the year ended December 31, 2025. In December 2025, NNN entered into an amendment to the Credit Facility to remove the 10 basis point Secured Overnight Financing Rate ("SOFR") credit spread adjustment. As of December 2025, the Credit Facility bears interest at SOFR plus 77.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, NNN incurred loan costs of $36,146,000 which are included in debt costs on the Consolidated Balance Sheet. As of December 31, 2025, there was $348,100,000 outstanding and $851,900,000 available for future borrowings under the Credit Facility.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment and dividend limitations. At December 31, 2025, NNN was in compliance with each of the Credit Facility financial covenants.

Note 4 – Term Loan:

In December 2025, NNN entered into a senior unsecured term loan with a $300,000,000 capacity (the "Term Loan"). The Term Loan has a six-month delayed draw commitment period and an accordion option to increase the facility size up to $500,000,000. The Term Loan matures in February 2029, unless the Company exercises its options to extend maturity to February 2031. Based on NNN's current credit ratings, the Term Loan will bear interest at an effective rate of SOFR plus the applicable margin of 85 basis points. In connection with the Term Loan, NNN incurred loan costs of $2,429,000 which are included in debt costs on the Consolidated Balance Sheet. As of December 31, 2025, no funds had been drawn on the Term Loan.

In December 2025, NNN entered into two forward starting swaps to hedge the risk of changes in forecasted interest payments on the Term Loan (see "Note 8 – Derivatives").

On January 15, 2026, NNN drew $200,000,000 on the Term Loan. The previously entered into swaps fix SOFR for the $200,000,000 at 3.22% through January 15, 2029.

In accordance with the terms of the Term Loan, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment and dividend limitations. At December 31, 2025, NNN was in compliance with each of the Term Loan financial covenants.

Note 5 – Notes Payable:

Each of NNN's outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(1)	Net Price	Stated Rate	Effective Rate(2)	Maturity Date
2026(3)	December 2016	$350,000	$3,860	$346,140	3.600%	3.733%	December 2026(4)(5)
2027(3)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027(4)
2028(3)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028(4)
2030(3)	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030(4)
2031(3)	July 2025	500,000	4,090	495,910	4.600%	4.766%	February 2031
2033	August 2023	500,000	11,620	488,380	5.600%	5.905%	October 2033
2034	May 2024	500,000	6,160	493,840	5.500%	5.662%	June 2034
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052(3)	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052

(1)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(2)	Includes the effects of the discount at issuance.

(3)

NNN entered into forward starting swaps which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt. Upon the issuance of a series of unsecured notes, NNN terminated such derivatives, and the resulting fair value was deferred in other comprehensive income. The deferred liability (asset) is being amortized over the term of the hedged forecasted transaction using the effective interest method. Additional disclosure is included in "Note 8 – Derivatives".

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

In connection with the issuances of the outstanding notes, NNN incurred debt issuance costs totaling $44,420,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and presented as a reduction to notes payable and are being amortized over the term of the respective notes using the effective interest method.

In June 2024, NNN redeemed the $350,000,000 3.900% notes payable that were due in June 2024. The notes were redeemed at a price equal to 100 percent of the principal amount and accrued and unpaid interest.

In November 2025, NNN redeemed the $400,000,000 4.000% notes payable that were due in November 2025. The notes were redeemed at a price equal to 100 percent of the principal amount and accrued and unpaid interest.

In accordance with the terms of the indentures, pursuant to which NNN's notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2025, NNN was in compliance with each of the financial covenants.

Note 6 – Stockholders' Equity:

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

At-The-Market Offerings. NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM:

	2023 ATM	2020 ATM
Shelf registration statement:
Effective date	August 2023	August 2020
Termination date	August 2026	August 2023
Total allowable shares	17,500,000	17,500,000
Total shares issued as of December 31, 2025	6,579,993	7,722,511

The following table outlines the common stock issuances pursuant to NNN's ATM for the years ended December 31 (dollars in thousands, except per share data):

	2025(1)	2024	2023
Shares of common stock	1,927,893	4,652,100	650,135
Average price per share (net)	$42.07	$45.49	$43.52
Net proceeds	$81,106	$211,619	$28,292
Stock issuance costs(2)	$1,691	$3,242	$858

(1)	Includes 35,934 shares settled as part of a forward sale agreement. There were no outstanding forward sale agreements as of December 31, 2025.

(2)	Stock issuance costs consist primarily of underwriters' and agent's fees and commissions and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2021 and 2024, NNN filed shelf registration statements for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") with the Commission that were automatically effective and permit NNN to issue up to 6,000,000 and 4,000,000 shares of common stock, respectively. The following outlines the common stock issuances pursuant to NNN's DRIP for the years ended December 31 (dollars in thousands):

	2025	2024	2023
Shares of common stock	65,062	64,654	76,229
Net proceeds	$2,628	$2,634	$3,082

Dividends. The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2025	2024	2023
Dividends	$443,202	$420,239	$404,458
Per share	2.360	2.290	2.230

On January 15, 2026, NNN declared a dividend of $0.600 per share, which is payable February 13, 2026 to its common stockholders of record as of January 30, 2026.

Note 7 – Employee Benefit Plan:

Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the "Retirement Plan") covering all of the eligible associates of NNN. The Retirement Plan permits participants to defer a portion of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN generally matches 75 percent of the first four percent and 50 percent of the next five percent of a participant's contributions. Additionally, NNN may make discretionary contributions. NNN recorded contributions to the Retirement Plan of $768,000, $804,000 and $734,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 8 – Derivatives:

In accordance with the guidance on derivatives and hedging, NNN records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

NNN's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, NNN uses treasury locks, forward starting swaps and interest rate swaps as part of its cash flow hedging strategy. Treasury locks and forward starting swaps are used to hedge forecasted debt issuances. Treasury locks designated as cash flow hedges lock in the yield/price of a treasury security. Forward starting swaps also lock the associated swap spread. Interest rate swaps designated as cash flow hedges are used to hedge the variable cash flows associated with floating rate debt and involve the receipt or payment of variable rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.

For derivatives designated as cash flow hedges, the change in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings.

As of December 31, 2025, NNN had the following outstanding interest rate derivatives that were designated as cash flow hedges to hedge the risk of changes in the interest-related cash outflows associated with the Term Loan (dollars in thousands):

Description	Aggregate Notional Amount	Estimated Fair Value(1)	Effective Date
Two forward starting swaps(2)	$200,000	$357	January 15, 2026

(1)	Included in other assets and other comprehensive income on the Consolidated Balance Sheets (see "Note 10 – Fair Value of Financial Instruments").

(2)	No hedge ineffectiveness was recognized during the year ended December 31, 2025.

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

The following table outlines NNN's terminated derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term unsecured notes (dollars in thousands):

Notes	Terminated	Description	Aggregate Notional Amount	Liability (Asset) Fair Value When Terminated (1)	Fair Value Deferred In Other Comprehensive Income(2)
2026	December 2016	Two forward starting swaps	$180,000	$(13,352)	$(13,345)
2027	September 2017	Two forward starting swaps	250,000	7,690	7,688
2028	September 2018	Two forward starting swaps	250,000	(4,080)	(4,080)
2030	March 2020	Three forward starting swaps	200,000	13,141	13,141
2031	June 2025	Two forward starting swaps	200,000	409	409
2052	September 2021	Two forward starting swaps	120,000	1,584	1,584

(1)	The deferred liability (asset) is being amortized over the term of the hedged forecasted transaction using the effective interest method.

(2)	The amount reported in accumulated other comprehensive income (loss) will be reclassified to interest expense as interest payments are made on the related notes payable.

As of December 31, 2025, $6,678,000 remained in accumulated other comprehensive income (loss) related to NNN's previously terminated interest rate hedges. During the years ended December 31, 2025, 2024 and 2023, NNN reclassified $1,690,000, $2,152,000 and $2,471,000, respectively, out of accumulated other comprehensive income (loss) as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $373,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN's long-term debt.

NNN does not use derivatives for trading or speculative purposes nor does NNN currently have any derivatives which are not designated as hedges.

Note 9 – Performance Incentive Plan:

In August 2023, NNN filed a registration statement on Form S-8 with the Commission which amended NNN's 2017 Performance Incentive Plan to increase the maximum aggregate share issuance from 1,800,000 to 4,800,000 shares of common stock and certain other limits under the plan (the plan as amended, the "2017 Plan"). The 2017 Plan allows NNN to award or grant to key associates, directors and persons performing consulting or advisory services for NNN or its affiliates, stock options, phantom stock awards, Stock Awards, Restricted Stock Awards, Stock Appreciation Rights and Performance Shares, each as defined in the 2017 Plan.

There were no stock options outstanding or exercisable at December 31, 2025.

Pursuant to the 2017 Plan, NNN has granted and issued shares of restricted stock to certain officers and key associates of NNN. The following summarizes the restricted stock activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	1,083,580	$42.86
Restricted shares granted	520,516	40.82
Restricted shares vested	(393,852)	43.16
Restricted shares forfeited	(124,142)	41.47
Non-vested restricted shares, December 31	1,086,102	41.93

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

During the year ended December 31, 2025, NNN granted 290,005 Performance Shares subject to its total stockholder return after a three-year period relative to its peers. In accordance with FASB ASC Topic 718, Compensation - Stock Compensation ("ASC 718"), the fair value of these market-based Performance Shares was determined using a Monte Carlo simulation model at the grant date (for a weighted average fair value share price of $27.95). The Performance Shares were granted to certain executive officers and had a weighted average grant price of $39.37 per share. Once the respective performance criteria are met and the number of shares earned is determined, the shares vest immediately. Compensation expense is recognized over the requisite service period.

The following summarizes other grants made during the year ended December 31, 2025, pursuant to the 2017 Plan.

	Number of Shares	Weighted Average Share Price
Other share grants under the 2017 Plan:
Directors’ fees	7,076	$40.98
Deferred directors’ fees	28,164	40.99
	35,240	40.98
Shares available under the 2017 Plan for grant, end of period	4,142,910

The total compensation expense for share-based payments for the years ended December 31, 2025, 2024 and 2023 totaled $14,202,000, $11,816,000 and $12,228,000, respectively. At December 31, 2025, NNN had $13,849,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2017 Plan. This cost is expected to be recognized over a weighted average period of 1.94 years.

Note 10 – Fair Value of Financial Instruments:

Line of Credit Payable. NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate.

Term Loan Payable. NNN believes the carrying value of its Term Loan would approximate fair value based upon its nature, terms and variable interest rate. There was no outstanding balance on the Term Loan at December 31, 2025.

Notes Payable. At December 31, 2025 and 2024, the fair value of NNN's notes payable excluding unamortized discount and debt costs, were $4,124,161,000 and $3,894,030,000, respectively, based upon quoted market prices as of the close of the year, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Derivative Financial Instruments. At December 31, 2025, the aggregate carrying value of NNN's outstanding derivative financial instruments was $357,000 (see "Note 8 – Derivatives") based on a Level 2 valuation to approximate fair value using widely accepted valuation techniques with observable market inputs. The valuation represents the theoretical net cost to cash settle the transaction as of December 31, 2025, including a credit valuation adjustment ("CVA") as required by ASC 820 to reflect counterparty credit risk and any credit enhancements. NNN determined the CVA's overall impact to the derivative valuation was insignificant and classified its derivative financial instrument as Level 2 within the fair value reporting hierarchy.

Note 11 – Segment Information:

NNN's operations are reported within one reportable segment and constitute all of the consolidated entities which are reported in the consolidated financial statements. NNN predominantly derives its revenues from real estate leased to tenants under long-term net leases. NNN’s Properties are located in the U.S.

NNN’s Chief Operating Decision Maker ("CODM") is the Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on net earnings which is reported on the Consolidated Statements of Income and Comprehensive Income. Additionally, the measure of segment assets is reported on the Consolidated Balance Sheets as total assets. Included in the total assets are long-lived real estate assets which include land, buildings, improvements and right-of-use assets subject to operating leases.

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

Significant expense categories, including general and administrative, real estate, depreciation and amortization and interest, are included on NNN’s Consolidated Statements of Income and Comprehensive Income. Asset information is included in the Consolidated Balance Sheets and "Note 2 – Real Estate."

Note 12 – Major Tenants:

As of December 31, 2025, NNN had no tenants that accounted for ten percent or more of its rental income.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting

NNN carried out an assessment as of December 31, 2025, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Chief Technology Officer ("NNN's Chief Officers"). Rules adopted by the Commission require NNN to present the conclusions of NNN's Chief Officers about the effectiveness of NNN's disclosure controls and procedures and the conclusions of NNN's management about the effectiveness of NNN's internal control over financial reporting as of the end of the period covered by this annual report.

CEO and CFO Certifications. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of "Certification" of NNN's Chief Executive Officer and Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that stockholders are currently reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

Assessment of Effectiveness of Disclosure Controls and Procedures

Based upon the assessments, NNN's Chief Officers have concluded that, as of December 31, 2025, NNN's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management, including NNN's Chief Officers, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework to assess the effectiveness of NNN's internal control over financial reporting. Based upon the assessments, NNN's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, NNN's internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Ernst & Young LLP, NNN's independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and in connection therewith has issued an attestation report on NNN's effectiveness of internal control over financial reporting as of December 31, 2025, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2025, there were no changes in NNN's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, NNN's internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management, including NNN's Chief Officers, do not expect that NNN's disclosure controls and procedures or NNN's internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within NNN have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the sections thereof captioned "Proposal I: Election of Directors – Nominees," "Audit Committee Report – Executive Officers," "Proposal I: Election of Directors – Code of Business Conduct, Insider Trading Policy and Anti-Corruption Policy" and "Security Ownership," and such information in such sections is incorporated herein by reference.

Item 11. Executive Compensation

Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the sections thereof captioned "Proposal I: Election of Directors – Director Compensation" and "Executive Compensation" and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the sections thereof captioned "Executive Compensation – Equity Compensation Plan Information," and "Security Ownership," and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the section thereof captioned "Certain Relationships and Related Transactions" and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the section thereof captioned "Audit Committee Report" and "Proposal III: Ratification of Ernst & Young LLP as the Independent Registered Public Accounting Firm," and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)		The following documents are filed with the Securities and Exchange Commission ("Commission") as part of this report.

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	41

		Consolidated Balance Sheets as of December 31, 2025 and 2024	45

		Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023	46

		Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023	47

		Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	50

		Notes to Consolidated Financial Statements	52

	(2)	Financial Statement Schedules

		Schedule III – Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2025	F-1

		Schedule IV – Mortgage Loans on Real Estate as of December 31, 2025	F-4

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

4.5

Form of Fifteenth Supplemental Indenture between the Registrant, Inc. and U.S. Bank National Association relating to 3.60% Notes due 2026 (filed on December 12, 2016 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.6	Form of 3.60% Notes due 2026 (filed on December 12, 2016 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.7

Form of Sixteenth Supplemental Indenture between the Registrant, Inc. and U.S. Bank National Association relating to 3.50% Notes due 2027 (filed on September 19, 2017 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.8	Form of 3.50% Notes due 2027 (filed on September 19, 2017 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.9

Form of Seventeenth Supplemental Indenture between the Registrant, Inc. and U.S. Bank National Association relating to 4.300% Notes due 2028 and 4.800% Notes due 2048 (filed on September 27, 2018 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.10	Form of 4.300% Notes due 2028 (filed on September 27, 2018 Exhibit 4.2 to Registrant's Current Report on Form 8-K).

	4.11	Form of 4.800% Notes due 2048 (filed on September 27, 2018 as Exhibit 4.3 to Registrant's Current Report on Form 8-K).

4.12

Form of Eighteenth Supplemental Indenture between the Registrant, Inc. and U.S. Bank National Association relating to 2.500% Notes due 2030 and 3.100% Notes due 2050 (filed on March 3, 2020 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.13	Form of 2.500% Notes due 2030 (filed on March 3, 2020 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

	4.14	Form of 3.100% Notes due 2050 (filed on March 3, 2020 as Exhibit 4.3 on March 3, 2020 to Registrant's Current Report on Form 8-K).

4.15

Form of Nineteenth Supplemental Indenture between the Registrant, Inc. and U.S. Bank National Association relating to 3.500% Notes due 2051 (filed on March 10, 2021 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

	4.16	Form of 3.500% Notes due 2051 (filed on March 10, 2021 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.17

Form of Twentieth Supplemental Indenture between the Registrant, Inc. and U.S. Bank National Association relating 3.000% Notes due 2052 (filed on September 24, 2021 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.18	Form of 3.000% Notes due 2052 (filed on September 24, 2021 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.19

Form of Twenty-first Supplemental Indenture between the Registrant and U.S. Bank Trust Company, National Association relating to 5.600% Notes due 2033 (filed on August 15, 2023 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.20	Form of 5.600% Notes due 2033 (filed on August 15, 2023 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.21

Form of Twenty-second Supplemental Indenture between the Registrant and U.S. Bank Trust Company, National Association, relating to 5.500% Notes due 2034 (filed on May 29, 2024 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.22	Form of 5.500% Notes due 2034 (filed on May 29, 2024 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

4.23

Form of Twenty-third Supplemental Indenture between the Registrant and U.S. Bank Trust Company, National Association, relating to 4.600% Notes due 2031 (filed on July 1, 2025 as Exhibit 4.1 to Registrant's Current Report on Form 8-K).

4.24	Form of 4.600% Notes due 2031 (filed on July 1, 2025 as Exhibit 4.2 to Registrant's Current Report on Form 8-K).

10	Material Contracts

	10.1*	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed on December 3, 2008 as Exhibit 10.3 to the Registrant's Current Report on Form 8-K).

10.2*

Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Kevin B. Habicht (filed on February 24, 2011 as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K).

	10.3*	Retirement and Transition Agreement, dated January 9, 2025, between the Registrant and Kevin B. Habicht (filed on January 10, 2025 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.4*	Employment Letter, dated as of January 19, 2022, between the Registrant and Stephen A. Horn, Jr. (filed on January 21, 2022 as Exhibit 10.2 to the Registrant's Current Report on Form 8-K).

10.5*	NNN REIT, Inc. Executive Severance and Change of Control Plan (filed on January 21, 2022 as Exhibit 10.3 to the Registrant's Current Report on Form 8-K).

10.6*	Employment Agreement dated as of February 15, 2018 between the Registrant and Michelle L. Miller (filed on February 9, 2023 as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K).

10.7*	Employment Letter, dated as of December 16, 2024, between the Registrant and Michelle L. Miller (filed on December 17, 2024 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.8*	Employment Letter, dated August 14, 2023, between the Registrant and Jonathan A. Adamo (filed on November 1, 2023 as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q).

10.9*	Employment Letter, dated November 30, 2023, between the Registrant and Gina M. Steffens Lubno (filed on February 8, 2024 as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K).

10.10*	Employment Letter, dated January 9, 2025, between the Registrant and Vincent H. Chao (filed on January 10, 2024 as Exhibit 10.2 to the Registrant's Current Report on Form 8-K).

10.11*	Employment Letter, dated August 1, 2025, between the Registrant and Joshua P. Lewis (filed on August 1, 2025 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K).

10.12*

Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed on June 12, 2009 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated).

10.13*	2017 Performance Incentive Plan (filed on March 29, 2017 as Annex A to the Registrant's 2017 Annual Proxy Statement on Schedule 14A).

10.14*	Amendment No. 1 to the Registrant's 2017 Performance Incentive Plan (filed on March 23, 2023 as Annex A to the Registrant's 2023 Annual Proxy Statement on Schedule 14A).

10.15*	Amended and Restated Deferred Fee Plan for Directors, dated as of August 16, 2018 (filed on November 1, 2018 as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q).

10.16*	Form of Restricted Award Agreement - Performance between Registrant and the Participant of Registrant (filed on May 2, 2016 as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q).

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

10.20

First Amendment to Third Amended and Restated Credit Agreement, dated December 17, 2025, by and among the Registrant, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (filed on December 17, 2025 as Exhibit 10.2 to Registrant's Current Report on Form 8-K).

10.21

Term Loan Agreement, dated December 17, 2025, by and among the Registrant, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (filed on December 17, 2025 as Exhibit 10.1 to Registrant's Current Report on Form 8-K).

19	Insider Trading Policy (filed on February 11, 2025 as Exhibit 19 to the Registrant's Annual Report on Form 10-K).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm

	23.1	Ernst & Young LLP dated February 11, 2026 (filed herewith).

24	Power of Attorney (included on signature page).

31	Section 302 Certifications**

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Section 906 Certifications**
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97	Policy Relating to Recovery of Erroneously Awarded Compensation

	97.1	Incentive-based Compensation Recoupment Policy (filed on February 8, 2024 as Exhibit 97.1 to the Registrant's Annual Report on Form 10-K).

101	Interactive Data File

101.1

The following materials from NNN REIT, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) consolidated balance sheets, (ii) consolidated statements of income and comprehensive income, (iii) consolidated statements of equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February 2026.

NNN REIT, INC.

By:	/s/ Stephen A. Horn, Jr.
Stephen A. Horn, Jr.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints each of Stephen A. Horn Jr., Vincent H. Chao and Michelle L. Miller, separately and together, as his or her attorney-in-fact and agent, with full power of substitution and resubstitution for him or her in any and all capacities, to sign any or all amendments to this report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his or her substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Stephen A. Horn, Jr.	President, Chief Executive Officer and Director	February 11, 2026
Stephen A. Horn, Jr.

/s/ Steven D. Cosler	Chairman of the Board	February 11, 2026
Steven D. Cosler

/s/ Pamela K. M. Beall	Director	February 11, 2026
Pamela K. M. Beall

/s/ David M. Fick	Director	February 11, 2026
David M. Fick

/s/ Edward J. Fritsch	Director	February 11, 2026
Edward J. Fritsch

/s/ Elizabeth C. Gulacsy	Director	February 11, 2026
Elizabeth C. Gulacsy

/s/ Betsy D. Holden	Director	February 11, 2026
Betsy D. Holden

/s/ Kamau O. Witherspoon	Director	February 11, 2026
Kamau O. Witherspoon

/s/ Vincent H. Chao	Executive Vice President, Chief Financial Officer (Principal Financial Officer), Assistant Secretary and Treasurer	February 11, 2026
Vincent H. Chao

/s/ Michelle L. Miller	Executive Vice President and Chief Accounting Officer and Chief Technology Officer (Principal Accounting Officer)	February 11, 2026
Michelle L. Miller

NNN REIT, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2025

(dollars in thousands)

		Initial Costs to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period (a) (c) (f)						Life on Which Depreciation & Amortization
State	# of Properties	Land	Building, Improvements & Leasehold Interests	Improvements	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation & Amortization (b)	Year of Construction (e)	Year Acquired	in Latest Income Statement is Computed (Years)
Alabama	155	$77,975	$187,293	$46,782	$77,688	$234,075	$311,763	$68,232	1960 - 2024	2001 - 2025	10 - 40
Alaska	5	1,943	3,694	140	1,943	3,834	5,777	2,198	1971 - 2003	1996 - 2014	20 - 40
Arizona	86	125,562	166,047	144,796	125,562	310,843	436,405	54,320	1962 - 2024	2001 - 2025	10 - 40
Arkansas	72	36,163	102,123	20,147	36,163	122,270	158,433	28,471	1966 - 2023	1998 - 2025	25 - 40
California	71	137,045	209,150	34,864	136,029	236,176	372,205	71,839	1965 - 2018	1997 - 2025	20 - 40
Colorado	46	73,257	95,229	47,357	73,257	142,586	215,843	39,460	1969 - 2025	1994 - 2025	20 - 40
Connecticut	11	9,068	32,773	601	9,068	33,375	42,443	13,753	1929 - 2003	2006 - 2022	20 - 30
Delaware	1	2,994	6,062	673	2,994	6,735	9,729	4,769	1994 - 1994	1994 - 1994	40 - 40
District of Columbia	1	624	578	—	624	578	1,202	300	1983 - 1983	2005 - 2005	40 - 40
Florida	270	312,514	464,423	170,085	312,514	633,247	945,761	168,017	1939 - 2025	1985 - 2025	5 - 40
Georgia	172	143,127	309,386	66,277	143,127	375,646	518,773	107,805	1948 - 2024	1996 - 2025	10 - 40
Hawaii	1	775	1,308	—	775	1,308	2,083	125	1971 - 1971	2023 - 2023	30 - 30
Idaho	13	10,078	15,218	8,331	10,078	23,549	33,627	5,255	1967 - 2017	2006 - 2025	25 - 40
Illinois	179	170,064	318,191	91,937	169,951	409,178	579,129	125,866	1924 - 2025	1995 - 2025	10 - 40
Indiana	165	106,584	227,635	84,231	106,584	311,866	418,450	97,212	1940 - 2023	2001 - 2025	15 - 40
Iowa	28	22,708	38,304	26,624	22,708	64,927	87,635	21,855	1964 - 2023	2005 - 2025	10 - 40
Kansas	37	18,342	52,542	9,776	18,342	62,317	80,659	15,391	1946 - 2019	1997 - 2023	15 - 40
Kentucky	58	41,937	119,467	11,328	41,937	130,326	172,263	31,542	1974 - 2024	2005 - 2025	25 - 40
Louisiana	65	43,862	131,796	37,936	43,862	169,732	213,594	34,752	1970 - 2023	1996 - 2025	15 - 40
Maine	18	5,958	25,934	—	5,958	25,934	31,892	6,830	1915 - 2017	1996 - 2025	10 - 40
Maryland	50	62,149	125,927	4,132	62,149	130,059	192,208	50,451	1946 - 2016	1996 - 2019	20 - 40
Massachusetts	23	32,734	93,604	—	32,734	93,604	126,338	25,743	1910 - 2016	2006 - 2024	20 - 40
Michigan	136	82,582	345,112	56,683	82,582	401,441	484,023	56,957	1958 - 2025	1996 - 2025	15 - 40
Minnesota	28	20,623	37,440	7,916	20,623	45,356	65,979	15,889	1955 - 2024	2005 - 2024	10 - 40
Mississippi	67	34,678	117,839	12,422	34,678	130,261	164,939	22,799	1959 - 2021	2006 - 2025	15 - 40
Missouri	102	61,496	124,949	63,323	61,496	188,273	249,769	49,617	1920 - 2023	1992 - 2024	20 - 40
Montana	21	3,895	10,674	2,654	3,895	13,328	17,223	5,528	1937 - 2016	2010 - 2016	20 - 40
Nebraska	11	10,052	10,581	5,033	10,052	15,614	25,666	2,964	1973 - 2019	2005 - 2024	20 - 40
Nevada	18	18,618	46,065	7,784	18,618	53,848	72,466	8,148	1961 - 2023	2012 - 2025	15 - 40
New Hampshire	9	11,123	38,012	—	11,123	38,012	49,135	11,410	1980 - 2004	2011 - 2022	25 - 30
New Jersey	33	53,956	202,697	8,072	53,956	210,769	264,725	66,015	1948 - 2020	1996 - 2024	25 - 40
New Mexico	34	22,690	83,821	21,795	22,690	105,616	128,306	24,201	1955 - 2019	2001 - 2025	25 - 40
New York	49	35,685	83,121	20,168	35,685	103,289	138,974	22,263	1905 - 2020	1997 - 2025	20 - 40
North Carolina	158	132,952	255,684	66,467	132,952	320,762	453,714	96,652	1906 - 2025	2004 - 2025	5 - 40
North Dakota	2	345	1,185	28	345	1,213	1,558	778	1996 - 1999	1997 - 2010	30 - 40
Ohio	215	150,569	342,091	87,535	150,569	428,482	579,051	122,220	1910 - 2025	1992 - 2025	15 - 40
Oklahoma	90	50,403	113,219	25,303	50,403	138,522	188,925	39,252	1964 - 2018	1996 - 2025	15 - 40
Oregon	8	6,632	14,324	1,000	6,632	15,323	21,955	4,354	1968 - 2008	1998 - 2025	20 - 40
Pennsylvania	87	73,940	141,259	49,710	73,755	189,892	263,647	56,263	1953 - 2024	1997 - 2025	15 - 40
Puerto Rico	1	1,729	—	2,732	1,729	2,131	3,860	1,041	1998 - 1998	2007 - 2007	33 - 33
Rhode Island	6	3,497	10,325	—	3,497	10,325	13,822	2,885	1938 - 2004	2016 - 2023	25 - 30
South Carolina	80	74,941	133,949	16,887	74,941	150,837	225,778	41,845	1921 - 2024	2005 - 2025	10 - 40

NNN REIT, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)

December 31, 2025

(dollars in thousands)

		Initial Costs to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period (a) (c) (f)						Life on Which Depreciation & Amortization
State	# of Properties	Land	Building, Improvements & Leasehold Interests	Improvements	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation & Amortization (b)	Year of Construction (e)	Year Acquired	in Latest Income Statement is Computed (Years)
South Dakota	3	1,942	4,447	3,511	1,942	7,957	9,899	2,122	1985 - 2024	2012 - 2023	30 - 35
Tennessee	156	113,783	241,078	62,317	113,783	303,395	417,178	78,720	1955 - 2024	1996 - 2025	5 - 40
Texas	594	510,793	1,222,689	251,177	510,793	1,473,409	1,984,202	405,227	1890 - 2025	1993 - 2025	15 - 40
Utah	15	14,467	21,496	13,239	14,467	34,736	49,203	9,812	1951 - 2016	2006 - 2025	20 - 40
Vermont	1	371	1,514	—	371	1,514	1,885	53	1989 - 1989	2025 - 2025	25 - 25
Virginia	119	101,823	179,140	71,033	101,823	250,174	351,997	76,787	1947 - 2025	1995 - 2025	5 - 40
Washington	25	21,063	34,977	11,661	21,063	46,638	67,701	19,442	1965 - 2017	1997 - 2024	20 - 40
West Virginia	25	14,746	29,113	1,394	14,746	30,507	45,253	9,133	1970 - 2021	2006 - 2025	25 - 40
Wisconsin	66	47,057	118,143	30,621	47,057	148,764	195,821	30,936	1930 - 2025	2006 - 2025	20 - 40
Wyoming	6	1,150	3,815	—	1,150	3,815	4,965	1,971	1949 - 2001	2010 - 2012	20 - 30
	3,692	$3,113,064	$6,695,443	$1,706,482	$3,111,463	$8,386,368	$11,497,831	$2,259,470

NNN REIT, INC. AND SUBSIDIARIES

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2025

(dollars in thousands)

(a) The following is a reconciliation of the real estate portfolio accounted for using the operating method, including real estate held for sale for the years ended December 31:

	2025	2024	2023

Beginning balance, January 1	$10,809,168	$10,397,432	$9,678,127
Acquisitions and dollars invested in projects under construction or tenant improvements	924,599	565,707	820,238
Dispositions	(207,334)	(147,339)	(94,943)
Impairment losses	(28,602)	(6,632)	(5,990)
Ending balance, December 31	$11,497,831	$10,809,168	$10,397,432

(b) The following is a reconciliation of accumulated depreciation and amortization for the years ended December 31:

	2025	2024	2023
Beginning balance, January 1	$2,065,520	$1,864,614	$1,660,665
Dispositions	(65,041)	(41,046)	(26,236)
Depreciation and amortization expense	258,991	241,952	230,185
Ending balance, December 31	$2,259,470	$2,065,520	$1,864,614

(c) For financial reporting purposes, leases recorded as a direct financing lease are excluded from the real estate gross amounts at the close of the period and depreciation is not applicable. As of December 31, 2025, the net investment in real estate accounted for under the direct financing method was $1,181.

(d) As of December 31, 2025, the aggregate cost of the properties owned by NNN for federal tax purposes was approximately $11,354,050 (unaudited).

(e) As of December 31, 2025, NNN has committed to fund the construction of certain properties, which is estimated to be completed within 12 to 18 months. The year of construction represents the anticipated completion date.

(f) As of December 31, 2025, there were no encumbrances or carrying costs on any of the properties in the Portfolio.

See accompanying report of independent registered public accounting firm.

NNN REIT, INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2025

(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(c)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:
			(b)	—	$—	$—		$—
					$—	$—	(a)	$—

(a)
The following shows the changes in the carrying amounts of mortgage loans during the years ended December 31:

	2025	2024	2023
Beginning balance, January 1	$451	$996	$1,521
New mortgage loans	—	—	—
Deductions during the year:
Collections of principal	(460)	(599)	(559)
Other: credit (losses) recoveries(d)	9	54	34
Foreclosures	—	—	—
Ending balance, December 31	$—	$451	$996

(b)
There were no mortgages outstanding at December 31, 2025.
(c)
Mortgages held by NNN and its subsidiaries for federal income tax purposes for the year ended December 31, 2024 and 2023 were $454 and $1,002, respectively.
(d)
In accordance with FASB ASC Topic 326, Financial Instruments - Credit Losses, NNN recorded an allowance for an estimated expected lifetime credit loss on its mortgage receivables based on the fair value of the collateral and a 15-year historical collectability trend analysis.

See accompanying report of independent registered public accounting firm.