Form 10-Q
period 2026-03-31
NNN REIT, INC.
filed 2026-04-30
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

As of April 27, 2026, the registrant had 190,248,177 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Real estate portfolio, net of accumulated depreciation and amortization	$9,280,628	$9,239,542
Cash and cash equivalents	4,570	5,046
Restricted cash and cash held in escrow	827	776
Receivables, net of allowance of $659 and $609, respectively	3,805	3,470
Accrued rental income, net of allowance of $3,475 and $3,393, respectively	36,021	34,914
Debt costs, net of accumulated amortization of $30,850 and $29,930, respectively	7,814	8,645
Other assets	88,626	86,962
Total assets	$9,422,291	$9,379,355
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$80,000	$348,100
Term loan payable	300,000	—
Notes payable, net of unamortized discount and unamortized debt costs	4,474,123	4,472,324
Accrued interest payable	72,320	40,557
Other liabilities	100,579	110,072
Total liabilities	5,027,022	4,971,053

Equity:
Stockholders' equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 190,249,614 and 189,937,404 shares issued and outstanding, respectively	1,904	1,901
Capital in excess of par value	5,300,076	5,295,434
Accumulated deficit	(902,263)	(882,712)
Accumulated other comprehensive income (loss)	(4,448)	(6,321)
Total equity	4,395,269	4,408,302
Total liabilities and equity	$9,422,291	$9,379,355

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2026	2025
Revenues:
Rental income	$240,014	$230,574
Interest and other income from real estate transactions	410	280
	240,424	230,854
Operating expenses:
General and administrative	14,106	13,008
Real estate	9,799	9,375
Depreciation and amortization	70,797	64,617
Leasing transaction costs	144	130
Impairment losses – real estate, net of recoveries	10,680	1,512
Retirement and severance costs	434	2,173
	105,960	90,815
Gain on disposition of real estate	12,185	3,813
Earnings from operations	146,649	143,852
Other expenses (revenues):
Interest and other income	(28)	(329)
Interest expense	52,726	47,723
	52,698	47,394
Net earnings	$93,951	$96,458
Net earnings per share:
Basic	$0.50	$0.52
Diluted	$0.50	$0.51
Weighted average shares outstanding:
Basic	189,031,812	186,855,097
Diluted	189,458,620	187,080,084
Other comprehensive income:
Net earnings	$93,951	$96,458
Amortization of interest rate hedges	75	460
Fair value of forward starting swaps	1,798	(292)
Total comprehensive income	$95,824	$96,626

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Quarter Ended March 31, 2026

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2025	$1,901	$5,295,434	$(882,712)	$(6,321)	$4,408,302
Net earnings	—	—	93,951	—	93,951
Dividends declared and paid:
$0.600 per share of common stock	—	648	(113,502)	—	(112,854)
Issuance of common stock:
8,916 shares – director compensation	—	265	—	—	265
1,178 shares – stock purchase plan	—	51	—	—	51
294,155 restricted shares – net of forfeitures	3	(3)	—	—	—
Stock issuance costs	—	(100)	—	—	(100)
Amortization of deferred compensation	—	3,781	—	—	3,781
Amortization of interest rate hedges	—	—	—	75	75
Fair value of forward starting swap	—	—	—	1,798	1,798
Balances at March 31, 2026	$1,904	$5,300,076	$(902,263)	$(4,448)	$4,395,269

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Quarter Ended March 31, 2025

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2024	$1,877	$5,197,644	$(829,287)	$(7,959)	$4,362,275
Net earnings	—	—	96,458	—	96,458
Dividends declared and paid:
$0.580 per share of common stock	—	605	(108,335)	—	(107,730)
Issuance of common stock:
8,941 shares – director compensation	—	268	—	—	268
1,246 shares – stock purchase plan	—	50	—	—	50
390,929 restricted shares – net of forfeitures	4	(4)	—	—	—
Stock issuance costs	—	(85)	—	—	(85)
Amortization of deferred compensation	—	5,083	—	—	5,083
Amortization of interest rate hedges	—	—	—	460	460
Fair value of forward starting swap	—	—	—	(292)	(292)
Balances at March 31, 2025	$1,881	$5,203,561	$(841,164)	$(7,791)	$4,356,487

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2026	2025
Cash flows from operating activities:
Net earnings	$93,951	$96,458
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	70,797	64,617
Impairment losses – real estate, net of recoveries	10,680	1,512
Amortization of notes payable discount	967	791
Amortization of debt costs	1,752	1,466
Amortization of interest rate hedges	75	460
Gain on disposition of real estate	(12,185)	(3,813)
Performance incentive plan expense	4,323	5,637
Performance incentive plan payment	(487)	(1,702)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Increase in receivables	(335)	(602)
Increase in accrued rental income	(1,291)	(509)
Decrease (increase) in other assets	(792)	1,326
Increase in accrued interest payable	31,763	44,999
Decrease in other liabilities	(12,030)	(7,392)
Other	(157)	34
Net cash provided by operating activities	187,031	203,282
Cash flows from investing activities:
Proceeds from the disposition of real estate	36,257	15,935
Additions to real estate	(142,274)	(231,508)
Principal payments received on mortgages and notes receivable	—	460
Other	(347)	(189)
Net cash used in investing activities	(106,364)	(215,302)

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2026	2025
Cash flows from financing activities:
Proceeds from line of credit payable	$149,000	$249,500
Repayment of line of credit payable	(417,100)	(133,200)
Proceeds from term loan payable	300,000	—
Payment of debt issuance costs	(89)	(53)
Proceeds from issuance of common stock	699	655
Stock issuance costs	(100)	(85)
Payment of common stock dividends	(113,502)	(108,335)
Net cash provided by (used in) financing activities	(81,092)	8,482
Net decrease in cash, cash equivalents and restricted cash(1)	(425)	(3,538)
Cash, cash equivalents and restricted cash at beginning of period(1)	5,822	9,062
Cash, cash equivalents and restricted cash at end of period(1)	$5,397	$5,524
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$18,749	$928
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$1,873	$168
Change in work in progress accrual	$3,120	$885

(1)

Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. As of March 31, 2026, December 31, 2025 and March 31, 2025, NNN had restricted cash of $827, $776 and $427, respectively.

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

March 31, 2026
Property Portfolio:
Total Properties	3,711
Gross leasable area (square feet) (unaudited)	39,597,000
States	50
Weighted average remaining lease term (years)	10.1

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") guidance included in Topic 280, Segment Reporting, NNN's operations are reported within one reportable segment in the unaudited condensed consolidated financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties. See additional disclosure in "Note 9 – Segment Information."

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2026, may not be indicative of the results that may be expected for the year ending December 31, 2026. Amounts as of December 31, 2025, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2025.

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

Real Estate Portfolio. NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest, third-party costs and other miscellaneous costs incurred during the development period until the project is substantially completed and available for occupancy. NNN recorded $580,000 and $921,000 in capitalized interest during the development period for the quarters ended March 31, 2026 and 2025, respectively.

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

As a result of the review of collectability, NNN recorded a write-off of $66,000 of outstanding receivables and related accrued rent during the quarter ended March 31, 2026, and reclassified certain tenants as cash basis for accounting purposes. No such outstanding receivables and related accrued rent were written off during the quarter ended March 31, 2025.

The following table summarizes those tenants classified as cash basis for accounting purposes as of March 31:

	2026		2025
Number of tenants	14		10
Cash basis tenants as a percent of:
Total Properties	1.7%		1.5%
Total Annualized Base Rent ("ABR")(1)	4.1%	(2)	3.4%	(3)
Total gross leasable area	6.9%		3.7%

(1)	ABR represents the monthly cash base rent for all leases in place as of the end of the period multiplied by 12. Based on ABR of:
	(2)	$934,612,000 as of March 31, 2026.
	(3)	$874,301,000 as of March 31, 2025.

During the quarters ended March 31, 2026 and 2025, NNN recognized $9,570,000 and $7,732,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting purposes.

NNN includes an allowance for doubtful accounts in rental income on the Condensed Consolidated Statements of Income and Comprehensive Income.

Real Estate – Held For Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant and Equipment, including management's intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. At March 31, 2026 and December 31, 2025, NNN had recorded real estate held for sale of $19,345,000 (13 properties) and $21,198,000 (10 properties), respectively, in real estate portfolio on the Condensed Consolidated Balance Sheets. Seven of the properties classified as held for sale as of December 31, 2025 were sold during the quarter ended March 31, 2026.

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

Restricted Cash and Cash Held in Escrow. Restricted cash and cash held in escrow may include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN. NNN held $827,000 and $776,000 in restricted cash and cash held in escrow as of March 31, 2026 and December 31, 2025, respectively.

Debt Costs – Line of Credit Payable. Debt costs incurred in connection with NNN's $1,200,000,000 unsecured revolving line of credit have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN had costs of $36,199,000 and $36,146,000, included in debt costs on the Condensed Consolidated Balance Sheets, as of March 31, 2026 and December 31, 2025, respectively, net of accumulated amortization of $30,623,000 and $29,898,000, respectively.

Debt Costs – Term Loan. Debt costs incurred in connection with NNN's $300,000,000 senior unsecured term loan have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN had costs of $2,465,000 and $2,429,000, included in debt costs on the Condensed Consolidated Balance Sheets, as of March 31, 2026 and December 31, 2025, respectively, net of accumulated amortization of $227,000 and $32,000, respectively.

Debt Costs – Notes Payable. Debt costs incurred in connection with the issuance of NNN's unsecured notes have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. NNN had debt costs of $44,420,000, included in notes payable on the Condensed Consolidated Balance Sheets, as of March 31, 2026 and December 31, 2025, net of accumulated amortization of $14,582,000 and $13,750,000, respectively.

At-The-Market and Forward Equity Sales. The Company may sell shares of its common stock from time to time pursuant to an equity distribution agreement which was entered into with designated sales agents, and which established an at-the-market equity program ("ATM"). The ATM provides that in addition to the issuance and sale of common stock by NNN through a sales agent acting as a sales agent or directly to the sales agent acting as a principal for its own account at a price agreed upon at the time of sale, NNN may also enter into forward sale agreements with each of the forward purchasers or their respective affiliates.

The Company accounts for its forward sale agreements in accordance with FASB guidance applicable to financial instruments and derivatives and has concluded that the agreements do not meet the definition of liabilities, as they do not obligate the Company to repurchase its shares nor require the issuance of a variable number of shares with a predominantly fixed monetary value or a value that varies inversely with the Company’s common stock.

The Company evaluates the impact of its forward sale agreements on earnings per share in accordance with FASB ASC Topic 260, Earnings Per Share ("ASC 260"). Prior to settlement, the forward sale agreements are included in diluted earnings per share using the treasury stock method and are generally non-dilutive, except during periods in which the average market price of the Company’s common stock exceeds the adjusted forward sale price. Upon settlement of a forward sale agreement, if the Company elects physical settlement or net share settlement, the issuance of shares of common stock will result in dilution to earnings per share.

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

Earnings Per Share. Earnings per share have been computed in accordance with ASC 260. The guidance requires classification of the Company's unvested restricted share units, which contain rights to receive nonforfeitable dividends, as participating securities requiring the two-class method of computing earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method (dollars in thousands):

	Quarter Ended March 31,
	2026	2025
Basic and Diluted Earnings:
Net earnings	$93,951	$96,458
Less: Earnings allocated to unvested restricted shares	(163)	(167)
Net earnings used in basic and diluted earnings per share	$93,788	$96,291

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average shares outstanding	190,020,317	187,761,527
Less: Unvested restricted shares	(271,459)	(288,296)
Less: Unvested contingent restricted shares	(717,046)	(618,134)
Weighted average shares outstanding used in basic earnings per share	189,031,812	186,855,097
Other dilutive securities	426,808	224,987
Weighted average shares outstanding used in diluted earnings per share	189,458,620	187,080,084

The potential dilutive shares related to the forward sale agreements outstanding at March 31, 2026, were not included in the computation of earnings per share because their effects would be antidilutive.

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

Accumulated Other Comprehensive Income (Loss). The following table outlines the changes in accumulated other comprehensive income (loss) for the quarter ended March 31, 2026 (dollars in thousands):

	Gain or Loss on Cash Flow Hedges(1)
Beginning balance, December 31, 2025	$(6,321)
Other comprehensive income (loss)	1,798
Reclassifications from accumulated other comprehensive income to net earnings	75	(2)
Ending balance, March 31, 2026	$(4,448)

(1)	Additional disclosure is included in "Note 7 – Derivatives".
(2)	Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The amendments in this update provide all entities with a practical expedient, which allows entities to assume current conditions as of the balance sheet date do not change for the remaining life of the asset, in developing reasonable and supportable forecasts as part of estimating expected credit losses. In January 2026, NNN adopted the provisions of ASU 2025-05. The ASU had no impact on its current disclosures, and NNN anticipates it will have no material impact on its future disclosures.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"), effective for annual and interim reporting periods beginning after December 15, 2026. The amendments in this update (i) expand the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by changing the requirement to designate a group of individual forecasted transactions from having a shared risk exposure to having a similar risk exposure, (ii) provide a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable-rate debt instruments with contractual terms that permit the borrower to change the interest rate index and interest rate tenor upon which interest is accrued, (iii) expand hedge accounting for forecasted purchases and sales of nonfinancial assets, (iv) improve generally accepted accounting principles by updating the hedge accounting guidance to accommodate differences in the loan and swap markets that developed after the cessation of the London Interbank Offered Rate, and (v) eliminate the recognition and presentation mismatch related to foreign-currency-denominated debt instrument both designed as the hedging instrument in a net investment hedge and designed as the hedged item in a fair value hedge of interest rate risk. NNN is currently evaluating the potential impact of the adoption of ASU 2025-09.

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

Note 2 – Real Estate:

Real Estate – Portfolio

Leases. At March 31, 2026, NNN's real estate portfolio had a weighted average remaining lease term of 10.1 years and consisted of 3,677 leases classified as operating leases and an additional three leases accounted for as direct financing leases.

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

Real Estate Portfolio. NNN's real estate consisted of the following at (dollars in thousands):

	March 31, 2026	December 31, 2025
Land and improvements(1)	$3,138,543	$3,100,444
Buildings and improvements	8,361,314	8,323,201
Leasehold interests	355	355
	11,500,212	11,424,000
Less accumulated depreciation and amortization	(2,297,215)	(2,248,856)
	9,202,997	9,175,144
Work in progress and improvements	57,151	42,019
Accounted for using the operating method	9,260,148	9,217,163
Accounted for using the direct financing method	1,135	1,181
Classified as held for sale(2)	19,345	21,198
	$9,280,628	$9,239,542

(1)	Includes $39,335 and $24,523 in land for Properties under construction as of March 31, 2026 and December 31, 2025, respectively.

(2)	As of March 31, 2026, 13 Properties were classified as held for sale. Seven of the 10 properties classified as held for sale as of December 31, 2025 were sold during the quarter ended March 31, 2026.

NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended March 31,
	2026	2025
Rental income from operating leases	$233,571	$224,056
Earned income from direct financing leases	82	114
Percentage rent	316	886
Rental revenues	233,969	225,056
Real estate expense reimbursement from tenants	6,045	5,518
	$240,014	$230,574

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

For the quarters ended March 31, 2026 and 2025, NNN recognized $1,291,000 and $509,000, respectively, of net straight-line accrued rental income, net of reserves.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	March 31, 2026	December 31, 2025
Intangible lease assets (included in other assets):
Above-market in-place leases	$14,055	$14,051
Less: accumulated amortization	(11,249)	(11,115)
Above-market in-place leases, net	$2,806	$2,936

In-place leases	$117,924	$117,302
Less: accumulated amortization	(84,238)	(82,926)
In-place leases, net	$33,686	$34,376

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$37,098	$37,758
Less: accumulated amortization	(26,894)	(27,293)
Below-market in-place leases, net	$10,204	$10,465

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the quarters ended March 31, 2026 and 2025, were $126,000 and $93,000, respectively. The value of in-place leases amortized to expense for the quarters ended March 31, 2026 and 2025, was $1,365,000 and $1,388,000, respectively.

Real Estate – Dispositions

The following table summarizes the properties sold and the corresponding gain recognized on the disposition of properties (dollars in thousands):

	Quarter Ended March 31,
	2026		2025
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	25	$12,185	10	$3,813

Real Estate – Commitments

NNN has committed to fund construction on 24 Properties. The improvements on such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at March 31, 2026, are outlined in the table below (dollars in thousands):

Total commitment(1)	$170,694
Less amount funded	(96,486)
Remaining commitment	$74,208

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended March 31,
	2026	2025
Total real estate impairments, net of recoveries	$10,680	$1,512

Number of Properties:
Vacant	11	2
Occupied	3	—

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

Note 3 – Line of Credit Payable:

NNN's $1,200,000,000 unsecured revolving credit facility (the "Credit Facility") had a weighted average outstanding balance of $132,576,000 and a weighted average interest rate of 4.45% during the quarter ended March 31, 2026. In December 2025, NNN entered into an amendment to the Credit Facility to remove the 10 basis point Secured Overnight Financing Rate ("SOFR") credit spread adjustment. As amended in December 2025, the Credit Facility bears interest at SOFR plus an applicable margin of 77.5 basis points; however, such applicable margin may change pursuant to a tiered margin structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, NNN incurred loan costs of $36,199,000 which are included in debt costs on the Condensed Consolidated Balance Sheets. As of March 31, 2026, there was $80,000,000 outstanding and $1,120,000,000 available for future borrowings under the Credit Facility, and NNN was in compliance with each of the Credit Facility financial covenants.

Note 4 – Term Loan:

In December 2025, NNN entered into a senior unsecured term loan with a $300,000,000 capacity (the "Term Loan"). The Term Loan has a six-month delayed draw commitment period and an accordion option to increase the facility size up to $500,000,000. The Term Loan matures in February 2029, unless the Company exercises its options to extend maturity to February 2031. The Term Loan bears interest at SOFR plus an applicable margin of 85 basis points; however, such applicable margin may change pursuant to a tiered margin structure based on NNN's debt rating.

To hedge the risk of changes in forecasted interest payments on the Term Loan, NNN entered into three forward starting swaps with a total notional amount of $300,000,000 which exchange variable rate interest on the Term Loan of SOFR indexed debt to a weighted average fixed interest rate of 3.25% (see "Note 7 – Derivatives"). During the quarter ended March 31, 2026, the Term Loan had a weighted average outstanding balance of $222,222,000 and an all-in fixed interest rate of 4.10%, inclusive of the outstanding swaps and the applicable margin.

In connection with the Term Loan, NNN incurred loan costs of $2,465,000 which are included in debt costs on the Condensed Consolidated Balance Sheet. As of March 31, 2026, there was $300,000,000 outstanding under the Term Loan, and NNN was in compliance with each of the Term Loan financial covenants.

Note 5 – Notes Payable:

Information related to NNN's notes payable is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2025. There were no issuances or repayments of long-term fixed rate debt during the quarter ended March 31, 2026. At March 31, 2026, NNN was in compliance with each of the financial covenants.

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

At-The-Market Offerings. The following outlines NNN's ATM:

2023 ATM
Shelf registration statement:
Effective date	August 2023
Termination date	August 2026
Total allowable shares	17,500,000
Total shares issued as of March 31, 2026	6,579,993

During the quarter ended March 31, 2026, NNN sold 1,667,232 shares of common stock pursuant to forward sale agreements under the Company's ATM at a weighted average price of $44.93 per share. NNN may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than February 2027.

There were no issuances of common stock pursuant to NNN's ATM for the quarters ended March 31, 2026 and 2025.

As of March 31, 2026, the Company had 1,667,232 shares of unsettled common stock issued pursuant to forward sale agreements.

Dividend Reinvestment and Stock Purchase Plan. In February 2024, NNN filed a shelf registration statement for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") with the Commission that was automatically effective and permits NNN to issue up to 4,000,000 shares of common stock. The following outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended March 31,
	2026	2025
Shares of common stock	16,321	16,776
Net proceeds	$699	$655

Dividends. The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2026	2025
Dividends	$113,502	$108,335
Per share	0.600	0.580

In April 2026, NNN declared a dividend of $0.600 per share, which is payable in May 2026 to its common stockholders of record as of April 30, 2026.

Note 7 – Derivatives:

Additional information related to NNN's derivatives is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2025.

As of March 31, 2026, NNN had the following outstanding interest rate derivatives that were designated as cash flow hedges to hedge the risk of changes in the interest-related cash outflows associated with the Term Loan (dollars in thousands):

# of Swap Agreements	Floating Rate Rate Received	Aggregate Notional Amount	Fixed Rate Paid(1)	Estimated Fair Value(2)	Effective Date	Maturity Date
Two(3)	SOFR	$200,000	3.22%	$1,599	January 15, 2026	January 15, 2029
One(3)	SOFR	100,000	3.32%	556	February 13, 2026	February 15, 2029
Total		$300,000	3.25%	$2,155

(1)	Fixed rate paid is average of strike price for the associated hedges.
(2)	Included in other assets and other comprehensive income on the Condensed Consolidated Balance Sheets (see "Note 8 – Fair value of Financial Instruments").
(3)	No hedge ineffectiveness was recognized during the quarter ended March 31, 2026.

As of March 31, 2026, $6,603,000 remained in accumulated other comprehensive income (loss) related to NNN's previously terminated interest rate hedges. During the quarters ended March 31, 2026 and 2025, NNN reclassified $75,000 and $460,000, respectively, out of accumulated other comprehensive income (loss) as an increase in interest expense. Over the next 12 months, NNN estimates that an additional $766,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN's long-term debt.

NNN does not use derivatives for trading or speculative purposes nor does NNN currently have any derivatives which are not designated as hedges.

Note 8 – Fair Value of Financial Instruments:

Line of Credit Payable. NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate.

Term Loan Payable. NNN believes the carrying value of its Term Loan approximates fair value based upon its nature, terms and variable interest rate.

Notes Payable. At March 31, 2026 and December 31, 2025, the fair value of NNN's notes payable excluding unamortized discount and debt costs were $4,067,139,000 and $4,124,161,000, respectively, based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Derivative Financial Instruments. At March 31, 2026, the aggregate carrying value of NNN's outstanding derivative financial instruments was $2,155,000 (see "Note 7 – Derivatives") based on a Level 2 valuation to approximate fair value using widely accepted valuation techniques with observable market inputs. The valuation represents the theoretical net cost to cash settle the transaction as of March 31, 2026, including a credit valuation adjustment ("CVA") as required by ASC 820 to reflect counterparty credit risk and any credit enhancements. NNN determined the CVA's overall impact to the derivative valuation was insignificant and classified its derivative financial instrument as Level 2 within the fair value reporting hierarchy.

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

Significant expense categories, including general and administrative, real estate, depreciation and amortization and interest, are included on NNN’s Condensed Consolidated Statements of Income and Comprehensive Income. Asset information is included in the Condensed Consolidated Balance Sheets and "Note 2 – Real Estate."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of NNN REIT, Inc. for the year ended December 31, 2025 ("2025 Annual Report"). The term "NNN" or the "Company" refers to NNN REIT, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). Also, when NNN uses any of the words "anticipate," "assume," "believe," "estimate," "expect," "intend" or similar expressions, NNN is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, NNN's actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and NNN undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The following is a summary of the risks and uncertainties, although not all risks and uncertainties, that could cause NNN's actual results to differ materially from those presented in NNN's forward-looking statement:

•
changes in financial and economic conditions;
•
inherent risks related to owning real estate and indirect interests in real estate;
•
the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
•
NNN’s concentration with certain tenants, industries and geographic locations;
•
NNN’s dependence on single tenant properties;
•
the successful execution of NNN’s acquisition strategies;
•
the illiquid nature of NNN’s real estate investments;
•
the degree and nature of NNN’s competition;
•
climate change or impacts of weather on NNN's Property Portfolio (as defined below);
•
the accuracy of the tools NNN uses to determine the creditworthiness of its tenants;
•
NNN’s ability to obtain debt or equity capital on favorable terms, if at all;
•
the inability to generate sufficient cash flows to service NNN’s outstanding debt or to comply with financial and other covenants on its debt instruments;
•
NNN's failure to qualify or remain qualified for taxation as a real estate investment trust ("REIT");
•
failure, weakness, interruption or breach in security of the information systems of NNN or its vendors and tenants; and
•
the other risks identified in "Item 1A. Risk Factors" of NNN's 2025 Annual Report.

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

As of March 31, 2026, NNN owned 3,711 Properties in all 50 states, the District of Columbia and Puerto Rico, with an aggregate gross leasable area of approximately 39,597,000 square feet and a weighted average remaining lease term of 10.1 years. As of March 31, 2026, 98.6 percent of the Properties were leased.

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

NNN continues to maintain its diversification by tenant, line of trade and geography. NNN's top line of trade concentrations are the automotive service (18.7%), convenience stores (16.3%) and restaurants (including full and limited service) (14.4%) sectors. NNN's management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in regions of historically above-average population growth, including the southeastern (25.3%) and southern (24.4%) United States. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

Additional information related to NNN and the Property Portfolio is included in NNN's 2025 Annual Report.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio:

	March 31, 2026	December 31, 2025	March 31, 2025
Properties Owned:
Number	3,711	3,692	3,641
Total gross leasable area (square feet)	39,597,000	39,578,000	37,311,000
States	50	50	50
Properties:
Leased and unimproved land	3,658	3,628	3,558
Percent of Properties – leased and unimproved land	98.6%	98.3%	97.7%
Weighted average remaining lease term (years)	10.1	10.2	9.9
Total gross leasable area (square feet) – leased	39,051,000	38,955,000	36,331,000
Total Annualized Base Rent ("ABR")(1)	$934,612,000	$928,081,000	$874,301,000

(1)	ABR represents the monthly cash base rent for all leases in place as of the end of the period multiplied by 12.

The following table summarizes the diversification of the Property Portfolio for the top 20 lines of trade as a percentage of ABR:

	Lines of Trade	March 31, 2026	December 31, 2025	March 31, 2025
1.	Automotive service	18.7%	18.6%	18.2%
2.	Convenience stores	16.3%	16.3%	16.8%
3.	Restaurants – limited service	8.0%	7.9%	8.3%
4.	Entertainment	7.1%	7.2%	7.1%
5.	Dealerships	6.4%	6.6%	5.7%
6.	Restaurants – full service	6.4%	6.4%	7.1%
7.	Health and fitness	3.9%	3.9%	4.0%
8.	Theaters	3.6%	3.7%	3.9%
9.	Automotive parts	3.3%	3.2%	2.4%
10.	Equipment rental	3.0%	3.1%	3.2%
11.	Wholesale clubs	2.2%	2.3%	2.4%
12.	Drug stores	1.9%	2.0%	2.1%
13.	Home improvement	1.9%	1.9%	2.0%
14.	Medical service providers	1.8%	1.8%	2.0%
15.	Early childhood education	1.8%	1.4%	1.1%
16.	Pet supplies and services	1.7%	1.7%	1.6%
17.	Discount retail	1.3%	1.4%	1.4%
18.	Furniture	1.2%	1.2%	1.3%
19.	Travel plazas	1.2%	1.2%	1.2%
20.	Automobile auctions, wholesale	1.1%	1.1%	1.0%
	Other	7.2%	7.1%	7.2%
		100.0%	100.0%	100.0%

	ABR	$934,612,000	$928,081,000	$874,301,000

Property Acquisitions. The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2026	2025
Acquisitions:
Number of Properties	41	82
Gross leasable area (square feet)(1)	304,000	831,000
Weighted average cap rate(2)	7.5%	7.4%
Total dollars invested(3)	$145,394	$232,393

(1)	Includes additional square footage from completed construction on existing Properties.
(2)	Calculated as the initial cash annual base rent divided by the total purchase price of the Properties.
(3)	Includes dollars invested in projects under construction or tenant improvements for each respective period.

NNN typically funds Property acquisitions either through borrowings under NNN's Credit Facility (as defined in "Capital Structure – Line of Credit Payable"), by issuing its debt or equity securities in the capital markets, with undistributed funds from operations or with proceeds from the sale of Properties.

Property Dispositions. The following table summarizes the properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2026	2025
Number of properties(1)	25	10
Gross leasable area (square feet)	246,000	72,000
Net sales proceeds	$35,827	$15,839
Net gain on disposition of real estate	$12,185	$3,813
Weighted average cap rate(2)	7.2%	4.9%

(1)	Sold 16 vacant and nine income producing properties during the quarter ended March 31, 2026 compared to one vacant and nine income producing properties sold during the quarter ended March 31, 2025.
(2)	Calculated as the cash annual base rent divided by the total gross proceeds received for the occupied properties.

NNN typically uses the disposition proceeds to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenues

The following table summarizes NNN's revenues (dollars in thousands):

	Quarter Ended March 31,
	2026	2025	Change
Rental Revenues(1)	$233,969	$225,056	$8,913
Real estate expenses reimbursed from tenants(2)	6,045	5,518	527
Rental income	240,014	230,574	9,440
Interest and other income from real estate transactions	410	280	130
Total revenues	$240,424	$230,854	$9,570

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").
(2)	See "Results of Operations – Analysis of Expenses – Real Estate" for additional information.

Rental Income. Rental income increased for the quarter ended March 31, 2026, compared to the same period in 2025. The increase is primarily due to the Rental Revenues from NNN's recent Property acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions").

Analysis of Expenses

The following table summarizes NNN's expenses (dollars in thousands):

	Quarter Ended March 31,
	2026	2025	Change
General and administrative	$14,106	$13,008	$1,098
Real estate:
Reimbursed from tenants	6,045	5,518	527
Non-reimbursed	3,754	3,857	(103)
Total real estate	9,799	9,375	424
Depreciation and amortization	70,797	64,617	6,180
Leasing transaction costs	144	130	14
Impairment losses – real estate, net of recoveries	10,680	1,512	9,168
Retirement and severance costs	434	2,173	(1,739)
Total operating expenses	$105,960	$90,815	$15,145

Interest and other income	$(28)	$(329)	$301
Interest expense	52,726	47,723	5,003
Total other expenses	$52,698	$47,394	$5,304

As a percentage of total revenues:
General and administrative	5.9%	5.6%
Non-reimbursed real estate	1.6%	1.7%

General and Administrative. General and administrative expenses increased in amount and as a percentage of total revenues for the quarter ended March 31, 2026, as compared to the same period in 2025. The increase was primarily attributable to an increase in incentive compensation costs.

Real Estate. Total real estate expenses increased for the quarter ended March 31, 2026, compared to the same period in 2025. NNN focuses on non-reimbursed real estate expenses (total real estate expenses, net of reimbursements from tenants). In most cases, these expenses are attributable to (i) Properties for which the lease terms do not obligate the tenant to pay certain operating expenses, or (ii) vacant Properties. Non-reimbursed real estate expenses decreased in amount and as a percentage of total revenues for the quarter ended March 31, 2026, compared to the same period in 2025 primarily due a decrease in the number of vacant properties.

Depreciation and Amortization. Depreciation and amortization expenses increased for the quarter ended March 31, 2026, compared to the same period in 2025. The increase was primarily attributable to the increase in NNN's Property Portfolio from recent acquisitions and was partially offset by recent dispositions (see "Results of Operations – Property Analysis").

Impairment Losses – Real Estate, Net of Recoveries. As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries for the quarter ended March 31, 2026 and 2025, which were less than one percent of NNN's total assets for the respective periods as reported on the Condensed Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to tenants under long-term net leases, the inherent risks of owning commercial real estate and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Retirement and Severance Costs. In March 2025, the former Executive Vice President, Chief Financial Officer, Assistant Secretary and Treasurer retired from employment. During the quarters ended March 31, 2026 and 2025, NNN recorded retirement and severance costs primarily in connection with this retirement and transition agreement.

Interest Expense. Interest expense increased for the quarter ended March 31, 2026, compared to the same period in 2025. The following represents the primary changes in fixed rate long-term debt that impacted interest expense:

•
in July 2025, issued $500,000,000 aggregate principal amount of 4.600% notes due February 2031, and
•
in November 2025, redeemed $400,000,000 aggregate principal amount of 4.000% notes due November 2025.

In addition to the transactions outlined above, the following represents the primary changes in variable rate long-term debt that impacted interest expense:

•
during the quarter ended March 31, 2026, NNN drew $300,000,000 on its senior unsecured term loan (the "Term Loan"). The Term Loan had a weighted average outstanding balance of $222,222,000 at a SOFR swapped all-in fixed interest rate of 4.10% for the quarter ended March 31, 2026 (see "Capital Structure – Term Loan"), and
•
the Credit Facility had a weighted average outstanding balance of $132,576,000 with a weighted average interest rate of 4.45% for the quarter ended March 31, 2026, compared to a weighted average outstanding balance of $70,342,000 with a weighted average interest rate of 5.21% for the same period in 2025.

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

NNN expects to fund both its short-term and long-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations, borrowings from the Credit Facility, proceeds from the settlement of outstanding forward sale agreements or proceeds from the sale of Properties. As of March 31, 2026, NNN had $5,397,000 of cash, cash equivalents and restricted cash or cash held in escrow and $1,120,000,000 available for future borrowings under the Credit Facility. In addition, NNN had estimated net proceeds of $73,966,000 available from outstanding unsettled forward sale agreements. NNN may also fund liquidity requirements with new debt or equity issuances. NNN also has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these liquidity sources and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

Cash Flows. NNN had $5,397,000 of cash, cash equivalents and restricted cash, of which $827,000 was restricted cash or cash held in escrow at March 31, 2026. The table below summarizes NNN's cash flows (dollars in thousands):

	Quarter Ended March 31,
	2026	2025
Cash, cash equivalents and restricted cash:
Provided by operating activities	$187,031	$203,282
Used in investing activities	(106,364)	(215,302)
Provided by (used in) financing activities	(81,092)	8,482
Decrease in cash, cash equivalents and restricted cash	(425)	(3,538)
Cash, cash equivalents and restricted cash at the beginning of the period	5,822	9,062
Cash, cash equivalents and restricted cash at the end of the period	$5,397	$5,524

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received from rental income less cash used for general and administrative and interest expenses. NNN's cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the quarters ended March 31, 2026 and 2025, is the result of changes in revenues and expenses as discussed in "Results of Operations." Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are largely attributable to the acquisitions and dispositions of Properties as discussed in "Results of Operations – Property Analysis." NNN typically uses cash on hand, borrowings from its Credit Facility or proceeds from the sale of Properties to fund the acquisition of its Properties.

Financing Activities. NNN's financing activities for the quarter ended March 31, 2026, included the following significant transactions:

•
$268,100,000 in net repayments of NNN’s Credit Facility,
•
$300,000,000 in net borrowings of NNN’s Term Loan,
•
$699,000 in net proceeds from the issuance of 16,321 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"), and
•
$113,502,000 in dividends paid to common stockholders.

Material Cash Requirements

NNN's material cash requirements include (i) long-term debt maturities; (ii) interest on long-term debt; (iii) common stock dividends (although all future distributions will be declared and paid at the discretion of the Board of Directors); and (iv) to a lesser extent, Property construction and other Property related costs that may arise.

The table below presents material cash requirements related to NNN's long-term obligations outstanding as of March 31, 2026 (see "Capital Structure") (dollars in thousands):

	Date of Obligation
	Total	2026	2027	2028	2029	2030	Thereafter
Long-term debt(1)	$4,550,000	$350,000	$400,000	$400,000	$—	$400,000	$3,000,000
Long-term debt – interest(2)	1,957,819	138,413	169,733	155,067	141,450	134,367	1,218,789
Term Loan	300,000	—	—	—	300,000	—	—
Term Loan – interest(3)	35,335	9,217	12,291	12,291	1,536	—	—
Credit Facility	80,000	—	—	80,000	—	—	—
Total contractual cash obligations	$6,923,154	$497,630	$582,024	$647,358	$442,986	$534,367	$4,218,789

(1)	Includes only principal amounts outstanding under notes payable and excludes unamortized note discounts and debt costs.
(2)	Interest calculation on notes payable based on stated rate of the principal amount.
(3)	Interest calculation on Term Loan based on all-in fixed rate of 4.10% (see "Capital Structure – Term Loan").

Property Construction. NNN has committed to fund construction on 24 Properties. The improvements on such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at March 31, 2026, are outlined in the table below (dollars in thousands):

Total commitment(1)	$170,694
Less amount funded	(96,486)
Remaining commitment	$74,208

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As of March 31, 2026, NNN owned 53 vacant, un-leased Properties which accounted for less than two percent of total Properties and of aggregate gross leasable area held in the Property Portfolio.

Additionally, as of April 27, 2026, NNN had no tenants currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

NNN generally monitors the financial performance of its significant tenants on an ongoing basis.

Dividends. One of NNN's primary objectives is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends, while retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT.

The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2026	2025
Dividends	$113,502	$108,335
Per share	0.600	0.580

In April 2026, NNN declared a dividend of $0.600 per share, which is payable in May 2026 to its common stockholders of record as of April 30, 2026.

Capital Structure

NNN has used, and expects to use in the future, cash and various forms of debt and equity securities to fund property acquisitions and construction on its Properties and to pay down or refinance its outstanding debt.

The following is a summary of NNN's total debt outstanding as of (dollars in thousands):

	March 31, 2026	Percentage of Total	December 31, 2025	Percentage of Total
Line of credit payable	$80,000	1.6%	$348,100	7.2%
Term loan payable	300,000	6.2%	—	—%
Notes payable	4,474,123	92.2%	4,472,324	92.8%
Total debt outstanding	$4,854,123	100.0%	$4,820,424	100.0%

Line of Credit Payable. NNN's $1,200,000,000 unsecured revolving credit facility (the "Credit Facility") had a weighted average outstanding balance of $132,576,000 and a weighted average interest rate of 4.45% during the quarter ended March 31, 2026. In December 2025, NNN entered into an amendment to the Credit Facility to remove the 10 basis point Secured Overnight Financing Rate ("SOFR") credit spread adjustment. As amended in December 2025, the Credit Facility bears interest at SOFR plus an applicable margin of 77.5 basis points; however, such applicable margin may change pursuant to a tiered margin structure based on NNN's debt rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, NNN incurred loan costs of $36,199,000 which are included in debt costs on the Condensed Consolidated Balance Sheets. As of March 31, 2026, there was $80,000,000 outstanding and $1,120,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with each of the Credit Facility financial covenants.

Term Loan. In December 2025, NNN entered into the Term Loan. The Term Loan has a six-month delayed draw commitment period and a $300,000,000 capacity with an accordion option to increase the aggregate facility size up to $500,000,000. The Term Loan matures in February 2029, unless the Company exercises its options to extend maturity to February 2031. The Term Loan bears interest at SOFR plus the applicable margin of 85 basis points; however, such interest rate may change pursuant to a tiered margin structure based on NNN's debt rating.

To hedge the risk of changes in forecasted interest payments on the Term Loan, NNN entered into three forward starting swaps which exchange variable interest rate on the Term Loan of SOFR indexed debt to a weighted average interest rate of 3.25%. As of March 31, 2026, NNN had the following outstanding interest rate derivatives that were designated as cash flow hedges (dollars in thousands):

# of Swap Agreements	Floating Rate Rate Received	Aggregate Notional Amount	Fixed Rate Paid(1)	Estimated Fair Value(2)	Effective Date	Maturity Date
Two(3)	SOFR	$200,000	3.22%	$1,599	January 15, 2026	January 15, 2029
One(3)	SOFR	100,000	3.32%	556	February 13, 2026	February 15, 2029
Total		$300,000	3.25%	$2,155

(1)	Fixed rate paid is average of strike price for the associated hedges.
(2)	Included in other assets and other comprehensive income on the Condensed Consolidated Balance Sheets (see "Note 8 – Fair value of Financial Instruments").
(3)	No hedge ineffectiveness was recognized during the quarter ended March 31, 2026.

During the quarter ended March 31, 2026, the Term Loan had a weighted average outstanding balance of $222,222,000 and an all-in fixed interest rate of 4.10%, inclusive of the outstanding swaps and the applicable margin. In connection with the Term Loan, NNN incurred loan costs of $2,465,000 which are included in debt costs on the Condensed Consolidated Balance Sheet. As of March 31, 2026, there was $300,000,000 outstanding, and NNN was in compliance with each of the Term Loan financial covenants.

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

Debt Securities – Notes Payable. Each of NNN's outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2026(4)	December 2016	$350,000	$3,860	$346,140	3.600%	3.733%	December 2026(5)(6)
2027(4)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027(5)
2028(4)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028(5)
2030(4)	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030(5)
2031(4)	July 2025	500,000	4,090	495,910	4.600%	4.766%	February 2031(5)
2033	August 2023	500,000	11,620	488,380	5.600%	5.905%	October 2033
2034	May 2024	500,000	6,160	493,840	5.500%	5.662%	June 2034
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052(4)	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052

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

(5)	The aggregate principal balance of the unsecured note maturities for the next five years is $2,050,000.
(6)	NNN may use proceeds from the Credit Facility and/or potential debt or equity offerings to repay the outstanding debt.

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

In accordance with the terms of the indentures, pursuant to which NNN's notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At March 31, 2026, NNN was in compliance with those covenants.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

Equity Securities

At-The-Market Offerings. NNN has established an ATM which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's ATM:

2023 ATM
Shelf registration statement:
Effective date	August 2023
Termination date	August 2026
Total allowable shares	17,500,000
Total shares issued as of March 31, 2026	6,579,993

During the quarter ended March 31, 2026, NNN sold 1,667,232 shares of common stock pursuant to forward sale agreements under the Company's ATM at a weighted average price of $44.93 per share. NNN may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sale of those shares on one or more forward settlement dates, which shall occur no later than February 2027.

There were no issuances of common stock pursuant to NNN's ATM for the quarters ended March 31, 2026 and 2025.

As of March 31, 2026, the Company had 1,667,232 shares of common stock subject to outstanding forward sale agreements, which upon settlement, are anticipated to raise net proceeds of approximately $74,000,000. Net proceeds include the impact of forward price adjustments through March 31, 2026.

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

	Quarter Ended March 31,
	2026	2025
Shares of common stock	16,321	16,776
Net proceeds	$699	$655

Critical Accounting Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The preparation of NNN's unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the unaudited condensed consolidated financial statements. Estimates are sensitive to evaluations by management about current and future expectations of market and economic conditions. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on NNN's consolidated financial statements. A summary of NNN's critical accounting estimates is included in NNN's 2025 Annual Report. NNN has not made any material changes to these policies during the periods covered by this Quarterly Report on Form 10-Q.

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

As of March 31, 2026, NNN's variable rate Credit Facility had $80,000,000 outstanding and a weighted average outstanding balance of $132,576,000 with a weighted average interest rate of 4.45% for the quarter ended March 31, 2026 compared to a weighted average outstanding balance of $70,342,000 with a weighted average interest rate of 5.21% for the same period in 2025.

As of March 31, 2026, the Term Loan had an outstanding balance of $300,000,000. The Company previously entered into forward starting swaps, each effective during the quarter ended March 31, 2026, with a total notional value of $300,000,000. The swaps exchange the variable interest rate SOFR component on the Term Loan to a weighted average fixed interest rate of 3.25%.

During the quarter ended March 31, 2026, the Term Loan had a weighted average outstanding balance of $222,222,000 and an all-in fixed interest rate of 4.10%, inclusive of the swaps and the applicable margin. As of March 31, 2026, the interest rate swaps were valued as an asset of approximately $2,155,000.

The table below summarizes NNN's market risks associated with its outstanding debt obligations as of March 31, 2026, detailing principal payments and related interest rates by maturity year. The table incorporates only debt obligations that existed as of March 31, 2026, and it does not account for future obligations and therefore has limited predictive value. Actual realized gains or losses from interest rate fluctuations will depend on future exposures, interest rates and NNN's hedging strategies. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by less than two percent for the quarter ended March 31, 2026.

Debt Obligations(1) (dollars in thousands)
	Credit Facility		Term Loan			Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate		Principal Debt Obligation	Effective Interest Rate
2026	$—	—	$—	—		$350,000	3.73%
2027	—	—	—	—		400,000	3.55%
2028	80,000	4.45%	—	—		400,000	4.39%
2029	—	—	300,000	4.10%	(3)	—	—
2030	—	—	—	—		400,000	2.54%
Thereafter	—	—	—	—		3,000,000	4.54%	(4)
Total	$80,000	4.45%	$300,000	4.10%		$4,550,000	4.20%
Fair Value:
March 31, 2026	$80,000		$300,000			$4,067,139
December 31, 2025	$348,100		$—			$4,124,161

(1)	NNN's unsecured debt obligations have a weighted average interest rate of 4.2% and a weighted average maturity of 10.5 years.
(2)

Includes NNN's notes payable, each exclude unamortized discounts and debt costs. The fair value is based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded on the over-the-counter market.

(3)	SOFR component swapped to a weighted average fixed rate of 3.25% on $300,000 notional.
(4)	Weighted average effective interest rate for years after 2030.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Chief Technology Officer ("NNN's Chief Officers"), of the effectiveness as of March 31, 2026, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, NNN's Chief Officers concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 1A. Risk Factors.

There were no material changes in NNN's risk factors disclosed in Item 1A. Risk Factors in NNN's Annual Report on Form 10-K for the year ended December 31, 2025.

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

101.1

The following materials from the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2026, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of equity, (iv) condensed consolidated statements of cash flows, and (v) notes to condensed consolidated financial statements.

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

DATED this 30th day of April, 2026.

NNN REIT, INC.

By:	/s/ Stephen A. Horn, Jr.
Stephen A. Horn, Jr.
President, Chief Executive Officer and Director

By:	/s/ Vincent H. Chao
Vincent H. Chao
Executive Vice President and Chief Financial Officer