Form 10-Q
period 2026-06-30
NNN REIT, INC.
filed 2026-08-05
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, the registrant had 191,931,400 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Real estate portfolio, net of accumulated depreciation and amortization	$9,463,681	$9,239,542
Cash and cash equivalents	4,223	5,046
Restricted cash and cash held in escrow	—	776
Receivables, net of allowance of $567 and $609, respectively	2,874	3,470
Accrued rental income, net of allowance of $3,528 and $3,393, respectively	36,672	34,914
Debt costs, net of accumulated amortization of $31,348 and $29,930, respectively	4,987	8,645
Other assets	94,086	86,962
Total assets	$9,606,523	$9,379,355
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$28,500	$348,100
Term loan payable, net of unamortized debt costs	496,835	—
Notes payable, net of unamortized discount and unamortized debt costs	4,475,938	4,472,324
Accrued interest payable	37,989	40,557
Other liabilities	106,525	110,072
Total liabilities	5,145,787	4,971,053

Equity:
Stockholders' equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 191,931,110 and 189,937,404 shares issued and outstanding, respectively	1,921	1,901
Capital in excess of par value	5,377,445	5,295,434
Accumulated deficit	(917,959)	(882,712)
Accumulated other comprehensive income (loss)	(671)	(6,321)
Total equity	4,460,736	4,408,302
Total liabilities and equity	$9,606,523	$9,379,355

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental income	$242,682	$226,498	$482,696	$457,072
Interest and other income from real estate transactions	1,584	304	1,994	584
	244,266	226,802	484,690	457,656
Operating expenses:
General and administrative	14,057	11,217	28,163	24,225
Real estate	8,266	8,838	18,065	18,213
Depreciation and amortization	71,025	68,349	141,822	132,966
Leasing transaction costs	212	74	356	204
Impairment losses – real estate, net of recoveries	8,067	4,535	18,747	6,047
Retirement and severance costs	368	191	802	2,364
	101,995	93,204	207,955	184,019
Gain on disposition of real estate	9,105	16,198	21,290	20,011
Earnings from operations	151,376	149,796	298,025	293,648
Other expenses (revenues):
Interest and other income	(35)	(15)	(63)	(344)
Interest expense	53,487	49,282	106,213	97,005
	53,452	49,267	106,150	96,661
Net earnings	$97,924	$100,529	$191,875	$196,987
Net earnings per share:
Basic	$0.52	$0.54	$1.01	$1.05
Diluted	$0.52	$0.54	$1.01	$1.05
Weighted average shares outstanding:
Basic	189,078,464	186,876,693	189,055,792	186,865,955
Diluted	189,620,010	187,070,288	189,635,670	187,088,160
Other comprehensive income:
Net earnings	$97,924	$100,529	$191,875	$196,987
Amortization of interest rate hedges	79	469	154	929
Fair value of forward starting swaps	3,698	(117)	5,496	(409)
Total comprehensive income	$101,701	$100,881	$197,525	$197,507

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Quarter Ended June 30, 2026

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at March 31, 2026	$1,904	$5,300,076	$(902,263)	$(4,448)	$4,395,269
Net earnings	—	—	97,924	—	97,924
Dividends declared and paid:
$0.600 per share of common stock	—	596	(113,620)	—	(113,024)
Issuance of common stock:
7,150 shares – director compensation	—	230	—	—	230
952 shares – stock purchase plan	—	42	—	—	42
1,667,232 shares – ATM equity program	17	74,600	—	—	74,617
Stock issuance costs	—	(1,238)	—	—	(1,238)
Amortization of deferred compensation	—	3,139	—	—	3,139
Amortization of interest rate hedges	—	—	—	79	79
Fair value of forward starting swap	—	—	—	3,698	3,698
Balances at June 30, 2026	$1,921	$5,377,445	$(917,959)	$(671)	$4,460,736

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Quarter Ended June 30, 2025

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at March 31, 2025	$1,881	$5,203,561	$(841,164)	$(7,791)	$4,356,487
Net earnings	—	—	100,529	—	100,529
Dividends declared and paid:
$0.580 per share of common stock	1	637	(108,566)	—	(107,928)
Issuance of common stock:
8,688 shares – director compensation	—	268	—	—	268
1,694 shares – stock purchase plan	—	69	—	—	69
236,906 shares – ATM equity program	2	10,228	—	—	10,230
Stock issuance costs	—	(167)	—	—	(167)
Amortization of deferred compensation	—	2,565	—	—	2,565
Amortization of interest rate hedges	—	—	—	469	469
Fair value of forward starting swap	—	—	—	(117)	(117)
Balances at June 30, 2025	$1,884	$5,217,161	$(849,201)	$(7,439)	$4,362,405

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED

Six Months Ended June 30, 2026

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2025	$1,901	$5,295,434	$(882,712)	$(6,321)	$4,408,302
Net earnings	—	—	191,875	—	191,875
Dividends declared and paid:
$1.200 per share of common stock	—	1,244	(227,122)	—	(225,878)
Issuance of common stock:
16,066 shares – director compensation	—	495	—	—	495
2,130 shares – stock purchase plan	—	93	—	—	93
1,667,232 shares – ATM equity program	17	74,600	—	—	74,617
292,180 restricted shares – net of forfeitures	3	(3)	—	—	—
Stock issuance costs	—	(1,338)	—	—	(1,338)
Amortization of deferred compensation	—	6,920	—	—	6,920
Amortization of interest rate hedges	—	—	—	154	154
Fair value of forward starting swap	—	—	—	5,496	5,496
Balances at June 30, 2026	$1,921	$5,377,445	$(917,959)	$(671)	$4,460,736

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Six Months Ended June 30, 2025

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2024	$1,877	$5,197,644	$(829,287)	$(7,959)	$4,362,275
Net earnings	—	—	196,987	—	196,987
Dividends declared and paid:
$1.160 per share of common stock	1	1,242	(216,901)	—	(215,658)
Issuance of common stock:
17,629 shares – director compensation	—	535	—	—	535
2,940 shares – stock purchase plan	—	120	—	—	120
236,906 shares – ATM equity program	2	10,228	—	—	10,230
390,929 restricted shares – net of forfeitures	4	(4)	—	—	—
Stock issuance costs	—	(252)	—	—	(252)
Amortization of deferred compensation	—	7,648	—	—	7,648
Amortization of interest rate hedges	—	—	—	929	929
Fair value of forward starting swaps	—	—	—	(409)	(409)
Balances at June 30, 2025	$1,884	$5,217,161	$(849,201)	$(7,439)	$4,362,405

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$191,875	$196,987
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	141,822	132,966
Impairment losses – real estate, net of recoveries	18,747	6,047
Amortization of notes payable discount	1,943	1,593
Amortization of debt costs	3,528	2,944
Amortization of interest rate hedges	154	929
Settlement of forward starting swaps	—	(409)
Gain on disposition of real estate	(21,290)	(20,011)
Performance incentive plan expense	8,252	8,692
Performance incentive plan payment	(487)	(1,702)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in receivables	596	476
Increase in accrued rental income	(2,129)	(84)
Increase in other assets	(1,259)	(1,560)
Increase (decrease) in accrued interest payable	(2,568)	986
Decrease in other liabilities	(10,298)	(5,247)
Other	(307)	95
Net cash provided by operating activities	328,579	322,702
Cash flows from investing activities:
Proceeds from the disposition of real estate	73,836	67,198
Additions to real estate	(429,330)	(453,909)
Principal payments received on mortgages and notes receivable	—	460
Other	(1,214)	(718)
Net cash used in investing activities	(356,708)	(386,969)

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Proceeds from line of credit payable	$592,000	$618,000
Repayment of line of credit payable	(911,600)	(350,300)
Proceeds from term loan payable	500,000	—
Payment of debt issuance costs	(1,364)	(187)
Proceeds from issuance of common stock	75,954	11,593
Stock issuance costs	(1,338)	(252)
Payment of common stock dividends	(227,122)	(216,901)
Net cash provided by financing activities	26,530	61,953
Net decrease in cash, cash equivalents and restricted cash(1)	(1,599)	(2,314)
Cash, cash equivalents and restricted cash at beginning of period(1)	5,822	9,062
Cash, cash equivalents and restricted cash at end of period(1)	$4,223	$6,748
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$104,290	$92,016
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$5,650	$520
Change in work in progress accrual	$7,073	$11,020

(1)

Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. As of June 30, 2026, NNN had no restricted cash. As of December 31, 2025 and June 30, 2025, NNN had restricted cash of $776 and $775, respectively.

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

	June 30, 2026
Property Portfolio:
Total Properties	3,774
Gross leasable area (square feet) (unaudited)	40,440,000
States	50	(1)
Weighted average remaining lease term (years)	10.1

(1)	Plus the District of Columbia and Puerto Rico.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2026, may not be indicative of the results that may be expected for the year ending December 31, 2026. Amounts as of December 31, 2025, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2025.

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

Real Estate Portfolio. NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest, third-party costs and other miscellaneous costs incurred during the development period until the project is substantially completed and available for occupancy. NNN recorded $1,134,000 and $1,463,000 in capitalized interest during the development period for the six months ended June 30, 2026 and 2025, respectively, of which $554,000 and $542,000 was recorded during the quarters ended June 30, 2026 and 2025, respectively.

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

As a result of the review of collectability, NNN recorded a write-off of $362,000 and $2,099,000 of outstanding receivables and related accrued rent during the six months ended June 30, 2026 and 2025, respectively, and reclassified certain tenants as cash basis for accounting purposes.

The following table summarizes those tenants classified as cash basis for accounting purposes as of June 30:

	2026		2025
Number of tenants	13		12
Cash basis tenants as a percent of:
Total Properties	1.7%		2.5%
Total Annualized Base Rent ("ABR")(1)	4.0%	(2)	4.7%	(3)
Total gross leasable area	6.6%		7.4%

(1)	ABR represents the monthly cash base rent for all leases in place as of the end of the period multiplied by 12. Based on ABR of:
	(2)	$959,145,000 as of June 30, 2026.
	(3)	$893,782,000 as of June 30, 2025.

During the six months ended June 30, 2026 and 2025, NNN recognized $19,110,000 and $15,316,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting purposes, of which $9,540,000 and $7,584,000 was recognized during the quarters ended June 30, 2026 and 2025, respectively.

NNN includes an allowance for doubtful accounts in rental income on the Condensed Consolidated Statements of Income and Comprehensive Income.

Real Estate – Held For Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant and Equipment, including management's intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. At June 30, 2026 and December 31, 2025, NNN had recorded real estate held for sale of $24,647,000 (19 properties) and $21,198,000 (10 properties), respectively, in real estate portfolio on the Condensed Consolidated Balance Sheets. Eight of the properties classified as held for sale as of December 31, 2025 were sold during the six months ended June 30, 2026.

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

Restricted Cash and Cash Held in Escrow. Restricted cash and cash held in escrow may include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN. NNN held $776,000 in restricted cash and cash held in escrow as of December 31, 2025. As of June 30, 2026, NNN had no restricted cash or cash held in escrow.

Debt Costs – Line of Credit Payable. Debt costs incurred in connection with NNN's $1,200,000,000 unsecured revolving line of credit have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN had costs of $36,335,000 and $36,146,000, included in debt costs on the Condensed Consolidated Balance Sheets, as of June 30, 2026 and December 31, 2025, respectively, net of accumulated amortization of $31,348,000 and $29,898,000, respectively.

Debt Costs – Term Loan. Debt costs incurred in connection with NNN's $500,000,000 senior unsecured term loan have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. As of June 30, 2026 and December 31, 2025, debt costs were $3,604,000 and $2,429,000, respectively, net of accumulated amortization of $439,000 and $32,000, respectively.

Debt Costs – Notes Payable. Debt costs incurred in connection with the issuance of NNN's $4,550,000,000 unsecured notes have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. NNN had debt costs of $44,420,000, included in notes payable on the Condensed Consolidated Balance Sheets, as of June 30, 2026 and December 31, 2025, net of accumulated amortization of $15,422,000 and $13,750,000, respectively.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and Diluted Earnings:
Net earnings	$97,924	$100,529	$191,875	$196,987
Less: Earnings allocated to unvested restricted shares	(189)	(190)	(351)	(357)
Net earnings used in basic and diluted earnings per share	$97,735	$100,339	$191,524	$196,630

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average shares outstanding	190,275,779	187,974,275	190,148,754	187,868,489
Less: Unvested restricted shares	(314,612)	(328,001)	(292,630)	(308,258)
Less: Unvested contingent restricted shares	(882,703)	(769,581)	(800,332)	(694,276)
Weighted average shares outstanding used in basic earnings per share	189,078,464	186,876,693	189,055,792	186,865,955
Dilutive effect of forward ATM offerings	23,830	—	12,827	—
Other dilutive securities	517,716	193,595	567,051	222,205
Weighted average shares outstanding used in diluted earnings per share	189,620,010	187,070,288	189,635,670	187,088,160

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

Accumulated Other Comprehensive Income (Loss). The following table outlines the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2026 (dollars in thousands):

	Gain or Loss on Cash Flow Hedges(1)
Beginning balance, December 31, 2025	$(6,321)
Other comprehensive income (loss)	5,496
Reclassifications from accumulated other comprehensive income to net earnings	154	(2)
Ending balance, June 30, 2026	$(671)

(1)	Additional disclosure is included in "Note 7 – Derivatives".
(2)	Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.

New Accounting Pronouncements. In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense ("ASU 2024-03"), effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments in this update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. While the adoption of ASU 2024-03 is not expected to have an impact on NNN's consolidated financial statements, it is expected to result in incremental disclosures within the notes to NNN's consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The amendments in this update provide all entities with a practical expedient, which allows entities to assume current conditions as of the balance sheet date do not change for the remaining life of the asset, in developing reasonable and supportable forecasts as part of estimating expected credit losses. In January 2026, NNN adopted the provisions of ASU 2025-05. The ASU had no impact on its current disclosures or consolidated financial statements, and NNN anticipates it will have no material impact on future reporting.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"), effective for annual and interim reporting periods beginning after December 15, 2026. The amendments in this update (i) expand the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by changing the requirement to designate a group of individual forecasted transactions from having a shared risk exposure to having a similar risk exposure, (ii) provide a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable-rate debt instruments with contractual terms that permit the borrower to change the interest rate index and interest rate tenor upon which interest is accrued, (iii) expand hedge accounting for forecasted purchases and sales of nonfinancial assets, (iv) improve generally accepted accounting principles by updating the hedge accounting guidance to accommodate differences in the loan and swap markets that developed after the cessation of the London Interbank Offered Rate, and (v) eliminate the recognition and presentation mismatch related to foreign-currency-denominated debt instrument both designed as the hedging instrument in a net investment hedge and designed as the hedged item in a fair value hedge of interest rate risk. ASU 2025-09 is not expected to impact NNN based on existing hedging activity, however NNN continues to evaluate the impact of the guidance.

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

Note 2 – Real Estate:

Real Estate – Portfolio

Leases. At June 30, 2026, NNN's real estate portfolio had a weighted average remaining lease term of 10.1 years and consisted of 3,758 leases classified as operating leases and an additional two leases accounted for as direct financing leases.

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

Real Estate Portfolio. NNN's real estate consisted of the following at (dollars in thousands):

	June 30, 2026	December 31, 2025
Land and improvements(1)	$3,195,451	$3,100,444
Buildings and improvements	8,546,774	8,323,201
Leasehold interests	355	355
	11,742,580	11,424,000
Less accumulated depreciation and amortization	(2,340,815)	(2,248,856)
	9,401,765	9,175,144
Work in progress and improvements	36,355	42,019
Accounted for using the operating method	9,438,120	9,217,163
Accounted for using the direct financing method	914	1,181
Classified as held for sale(2)	24,647	21,198
	$9,463,681	$9,239,542

(1)	Includes $33,844 and $24,523 in land for Properties under construction as of June 30, 2026 and December 31, 2025, respectively.
(2)	As of June 30, 2026, 19 Properties were classified as held for sale. Eight of the 10 properties classified as held for sale as of December 31, 2025 were sold during the six months ended June 30, 2026.

NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental income from operating leases	$237,240	$221,714	$470,811	$445,770
Earned income from direct financing leases	79	112	161	226
Percentage rent	508	284	824	1,170
Rental revenues	237,827	222,110	471,796	447,166
Real estate expense reimbursement from tenants	4,855	4,388	10,900	9,906
	$242,682	$226,498	$482,696	$457,072

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

For the six months ended June 30, 2026 and 2025, NNN recognized $2,129,000 and $84,000, respectively, of net straight-line accrued rental income, net of reserves, of which $838,000 and ($425,000) of such income, net of reserves was recorded during the quarters ended June 30, 2026 and 2025, respectively.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	June 30, 2026	December 31, 2025
Intangible lease assets (included in other assets):
Above-market in-place leases	$14,060	$14,051
Less: accumulated amortization	(11,383)	(11,115)
Above-market in-place leases, net	$2,677	$2,936

In-place leases	$120,187	$117,302
Less: accumulated amortization	(85,416)	(82,926)
In-place leases, net	$34,771	$34,376

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$37,073	$37,758
Less: accumulated amortization	(27,107)	(27,293)
Below-market in-place leases, net	$9,966	$10,465

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the six months ended June 30, 2026 and 2025, were $315,000 and $1,713,000, respectively, of which $189,000 and $1,620,000 were recorded during the quarters ended June 30, 2026 and 2025, respectively. The value of in-place leases amortized to expense for the six months ended June 30, 2026 and 2025, was $2,748,000 and $5,267,000, respectively, of which $1,383,000 and $3,879,000 was recorded for the quarters ended June 30, 2026 and 2025, respectively.

Real Estate – Dispositions

The following table summarizes the properties sold and the corresponding gain recognized on the disposition of properties (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	26	$9,105	23	$16,198	51	$21,290	33	$20,011

Real Estate – Commitments

NNN has committed to fund construction on 26 Properties. The improvements on such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at June 30, 2026, are outlined in the table below (dollars in thousands):

Total commitment(1)	$145,513
Less amount funded	(70,199)
Remaining commitment	$75,314

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total real estate impairments, net of recoveries	$8,067	$4,535	$18,747	$6,047

Number of Properties:
Vacant	10	6	21	8
Occupied	—	1	3	1

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

Note 3 – Line of Credit Payable:

NNN's $1,200,000,000 unsecured revolving credit facility (the "Credit Facility") had a weighted average outstanding balance of $117,913,000 and a weighted average interest rate of 4.44% during the six months ended June 30, 2026. In December 2025, NNN entered into an amendment to the Credit Facility to remove the 10 basis point Secured Overnight Financing Rate ("SOFR") credit spread adjustment. In June 2026, NNN amended its Credit Facility to lower the applicable margin by five basis points, resulting in a new interest rate of SOFR plus 72.5 basis points, subject to change based on a tiered margin structure tied to NNN's credit rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, NNN incurred loan costs of $36,335,000 which are included in debt costs on the Condensed Consolidated Balance Sheets. As of June 30, 2026, there was $28,500,000 outstanding and $1,171,500,000 available for future borrowings under the Credit Facility, and NNN was in compliance with the Credit Facility financial covenants.

Note 4 – Term Loan:

In December 2025, NNN entered into a $300,000,000 senior unsecured term loan (the "Term Loan") featuring a six-month delayed draw commitment period. In June 2026, NNN exercised its accordion option to increase the facility size to $500,000,000 and amended the Term Loan to reduce the applicable margin from 85 to 80 basis points. As amended, the Term Loan bears interest at SOFR plus 80 basis points, subject to a tiered margin structure based on NNN's credit rating. The Term Loan matures in February 2029, with options to extend maturity to February 2031.

To hedge the risk of changes in forecasted interest payments on the Term Loan, NNN entered into forward starting swaps with a total notional value of $400,000,000 that fix SOFR at 3.30% (see "Note 7 – Derivatives"). During the six months ended June 30, 2026, the Term Loan had a weighted average outstanding balance of $270,166,000 and a weighted average interest rate of 4.13%, inclusive of the outstanding swaps and the applicable margin.

In connection with the Term Loan, NNN incurred loan costs of $3,604,000 which are included in term loan payable on the Condensed Consolidated Balance Sheets. As of June 30, 2026, there was $500,000,000 outstanding under the Term Loan, and NNN was in compliance with the Term Loan financial covenants.

Note 5 – Notes Payable:

Information related to NNN's notes payable is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2025. There were no issuances or repayments of long-term fixed rate debt during the six months ended June 30, 2026. At June 30, 2026, NNN was in compliance with each of the financial covenants.

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

At-The-Market Offerings. NNN has established an ATM which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM (dollars in thousands):

2023 ATM
Shelf registration statement:
Effective date	August 2023
Termination date	August 2026
Total allowable shares	17,500,000
As of June 30, 2026:
Total shares issued	8,247,225
Total unsettled shares subject to forward sale agreements(1)	5,999,528
Total remaining allowable shares(2)	3,253,247
Anticipated net proceeds from unissued shares(3)	$272,099

(1)

NNN may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sales of those shares on one or more forward settlement dates, which shall occur no later than July 2027.

(2)	Includes impact of outstanding forward sale agreements.
(3)

Includes impact of forward price adjustments through June 30, 2026. Subject to certain conditions, NNN has the right to elect cash or net share settlement rather than physical settlement of the forward sale agreements, which, if elected, could result in cash outflows rather than share issuances. NNN currently intends to physically settle its forward sale agreements.

The following table outlines the common stock activity pursuant to NNN's ATM (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock:
Shares(1)	5,999,528	236,906	7,666,760	236,906
Average sale price per share	$45.91	$43.18	$45.70	$43.18
Common stock issued:
Shares(2)	1,667,232	236,906	1,667,232	236,906
Average price per share (gross)	$44.76	$43.18	$44.76	$43.18
Gross proceeds	$74,617	$10,230	$74,617	$10,230
Less: stock issuance costs(3)	(1,238)	(167)	(1,338)	(252)
Net proceeds	$73,379	$10,063	$73,279	$9,978

(1)

Includes 5,999,528, and 7,666,760 shares of common stock underlying forward sale agreements entered into during the quarter and six months ended June 30, 2026, respectively. There were no shares of common stock underlying forward sales agreements during the quarter and six months ended June 30, 2025.

(2)

Includes 1,667,232 shares of common stock issued in settlement of forward sale agreements during the quarter and six months ended June 30, 2026. There were no shares of common stock issued in settlement of forward sale agreements during the quarter and six months ended June 30, 2025.

(3)	Stock issuance costs consist primarily of underwriters' and agents' fees and commissions and legal and accounting fees.

Dividend Reinvestment and Stock Purchase Plan. In February 2024, NNN filed a shelf registration statement for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") with the Commission that was automatically effective and permits NNN to issue up to 4,000,000 shares of common stock. The following outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares of common stock	14,553	17,316	30,874	34,092
Net proceeds	$638	$707	$1,337	$1,363

Dividends. The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dividends	$113,620	$108,566	$227,122	$216,901
Per share	0.600	0.580	1.200	1.160

In July 2026, NNN declared a dividend of $0.620 per share, which is payable in August 2026 to its common stockholders of record as of July 31, 2026.

Note 7 – Derivatives:

Additional information related to NNN's derivatives is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2025.

As of June 30, 2026, NNN had the following outstanding interest rate derivatives that were designated as cash flow hedges to hedge the risk of changes in the interest-related cash outflows associated with the Term Loan (dollars in thousands):

# of Swap Agreements	Aggregate Notional Amount	Fixed Rate Paid(1)	Estimated Fair Value(2)	Effective Date	Maturity Date
Two(3)	$200,000	3.22%	$3,271	January 15, 2026	January 15, 2029
One(3)	100,000	3.32%	1,436	February 13, 2026	February 15, 2029
One(3)	100,000	3.43%	1,147	June 15, 2026	February 15, 2029
Total	$400,000	3.30%	$5,854

(1)	Fixed rate paid is average of strike price for the associated hedges.
(2)	Included in other assets and other comprehensive income on the Condensed Consolidated Balance Sheets (see "Note 8 – Fair value of Financial Instruments").
(3)	No hedge ineffectiveness was recognized during the six months ended June 30, 2026.

As of June 30, 2026, $671,000 remained in accumulated other comprehensive income (loss) related to NNN's previously terminated interest rate hedges. During the six months ended June 30, 2026 and 2025, NNN reclassified $154,000 and $929,000, respectively, out of accumulated other comprehensive income (loss) as an increase in interest expense, of which $79,000 and $469,000 was reclassified during the quarters ended June 30, 2026 and 2025, respectively. Over the next 12 months, NNN estimates that an additional $1,160,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN's long-term debt.

NNN does not use derivatives for trading or speculative purposes nor does NNN currently have any derivatives which are not designated as hedges.

Note 8 – Fair Value of Financial Instruments:

Line of Credit Payable. NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate.

Term Loan Payable. NNN believes the carrying value of its Term Loan, excluding unamortized debt costs, approximates fair value based upon its nature, terms and variable interest rate.

Notes Payable. At June 30, 2026 and December 31, 2025, the fair value of NNN's notes payable excluding unamortized discount and debt costs were $4,086,492,000 and $4,124,161,000, respectively, based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Derivative Financial Instruments. At June 30, 2026, the aggregate carrying value of NNN's outstanding derivative financial instruments was $5,854,000 (see "Note 7 – Derivatives") based on a Level 2 valuation to approximate fair value using widely accepted valuation techniques with observable market inputs. The valuation represents the theoretical net cost to cash settle the transaction as of June 30, 2026, including a credit valuation adjustment ("CVA") as required by ASC 820 to reflect counterparty credit risk and any credit enhancements. NNN determined the CVA's overall impact to the derivative valuation was insignificant and classified its derivative financial instrument as Level 2 within the fair value reporting hierarchy.

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

As of June 30, 2026, NNN owned 3,774 Properties in all 50 states, the District of Columbia and Puerto Rico, with an aggregate gross leasable area of approximately 40,440,000 square feet and a weighted average remaining lease term of 10.1 years. As of June 30, 2026, 99.1 percent of the Properties were leased.

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

NNN continues to maintain its diversification by tenant, line of trade and geography. NNN's top line of trade concentrations are the automotive service (18.6%), convenience stores (15.9%) and restaurants (including full and limited service) (14.0%) sectors. NNN's management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in regions of historically above-average population growth, including the southeastern (25.4%) and southern (24.2%) United States. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

Additional information related to NNN and the Property Portfolio is included in NNN's 2025 Annual Report.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio:

	June 30, 2026	December 31, 2025	June 30, 2025
Properties Owned:
Number	3,774	3,692	3,663
Total gross leasable area (square feet)	40,440,000	39,578,000	38,322,000
States(1)	50	50	50
Properties:
Leased and unimproved land	3,739	3,628	3,590
Percent of Properties – leased and unimproved land	99.1%	98.3%	98.0%
Weighted average remaining lease term (years)	10.1	10.2	9.8
Total gross leasable area (square feet) – leased	40,080,000	38,955,000	37,476,000
Total Annualized Base Rent ("ABR")(2)	$959,145,000	$928,081,000	$893,782,000

(1)	Plus the District of Columbia and Puerto Rico.
(2)	ABR represents the monthly cash base rent for all leases in place as of the end of the period multiplied by 12.

The following table summarizes the diversification of the Property Portfolio for the top 20 lines of trade as a percentage of ABR:

	Lines of Trade	June 30, 2026	December 31, 2025	June 30, 2025
1.	Automotive service	18.6%	18.6%	18.2%
2.	Convenience stores	15.9%	16.3%	16.5%
3.	Restaurants – limited service	7.7%	7.9%	8.2%
4.	Entertainment	7.3%	7.2%	7.3%
5.	Dealerships	6.4%	6.6%	6.7%
6.	Restaurants – full service	6.3%	6.4%	7.0%
7.	Health and fitness	3.8%	3.9%	4.1%
8.	Theaters	3.5%	3.7%	3.8%
9.	Automotive parts	3.2%	3.2%	2.4%
10.	Equipment rental	3.0%	3.1%	3.1%
11.	Wholesale clubs	2.2%	2.3%	2.3%
12.	Early childhood education	2.2%	1.4%	1.1%
13.	Drug stores	1.9%	2.0%	2.1%
14.	Home improvement	1.9%	1.9%	2.0%
15.	Discount retail	1.9%	1.4%	1.4%
16.	Medical service providers	1.7%	1.8%	1.9%
17.	Pet supplies and services	1.7%	1.7%	1.6%
18.	Furniture	1.2%	1.2%	1.3%
19.	Travel plazas	1.1%	1.2%	1.2%
20.	Automobile auctions, wholesale	1.1%	1.1%	1.0%
	Other	7.4%	7.1%	6.8%
		100.0%	100.0%	100.0%

Property Acquisitions. The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Acquisitions:
Number of Properties	89	45	130	127
Gross leasable area (square feet)(1)	1,061,000	1,399,000	1,365,000	2,230,000
Weighted average cap rate(2)	7.3%	7.4%	7.4%	7.4%
Total dollars invested(3)	$291,009	$232,536	$436,403	$464,929

(1)	Includes additional square footage from completed construction on existing Properties.
(2)	Calculated as the initial cash annual base rent divided by the total purchase price of the Properties.
(3)	Includes dollars invested in projects under construction or tenant improvements for each respective period.

NNN typically funds Property acquisitions either through borrowings under NNN's Credit Facility (as defined in "Capital Structure – Line of Credit Payable"), by issuing its debt or equity securities in the capital markets, with undistributed funds from operations or with proceeds from the sale of Properties.

Property Dispositions. The following table summarizes the properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of properties(1)	26	23	51	33
Gross leasable area (square feet)	195,000	358,000	441,000	430,000
Net sales proceeds	$36,734	$51,248	$72,561	$67,087
Net gain on disposition of real estate	$9,105	$16,198	$21,290	$20,011
Weighted average cap rate(2)	5.6%	6.2%	6.6%	5.7%

(1)	Sold 35 vacant and 16 income producing properties during the six months ended June 30, 2026 compared to 14 vacant and 19 income producing properties sold during the six months ended June 30, 2025.
(2)	Calculated as the cash annual base rent divided by the total gross proceeds received for the occupied properties.

NNN typically uses the disposition proceeds to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenues

The following table summarizes NNN's revenues (dollars in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Rental Revenues(1)	$237,827	$222,110	$15,717	$471,796	$447,166	$24,630
Real estate expenses reimbursed from tenants(2)	4,855	4,388	467	10,900	9,906	994
Rental income	242,682	226,498	16,184	482,696	457,072	25,624
Interest and other income from real estate transactions	1,584	304	1,280	1,994	584	1,410
Total revenues	$244,266	$226,802	$17,464	$484,690	$457,656	$27,034

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").
(2)	See "Results of Operations – Analysis of Expenses – Real Estate" for additional information.

Rental Income. Rental income increased for the quarter and six months ended June 30, 2026, compared to the same periods in 2025. The increase is primarily due to the Rental Revenues from NNN's recent Property acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions").

Analysis of Expenses

The following table summarizes NNN's expenses (dollars in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
General and administrative	$14,057	$11,217	$2,840	$28,163	$24,225	$3,938
Real estate:
Reimbursed from tenants	4,855	4,388	467	10,900	9,906	994
Non-reimbursed	3,411	4,450	(1,039)	7,165	8,307	(1,142)
Total real estate	8,266	8,838	(572)	18,065	18,213	(148)
Depreciation and amortization	71,025	68,349	2,676	141,822	132,966	8,856
Leasing transaction costs	212	74	138	356	204	152
Impairment losses – real estate, net of recoveries	8,067	4,535	3,532	18,747	6,047	12,700
Retirement and severance costs	368	191	177	802	2,364	(1,562)
Total operating expenses	$101,995	$93,204	$8,791	$207,955	$184,019	$23,936

Interest and other income	$(35)	$(15)	$(20)	$(63)	$(344)	$281
Interest expense	53,487	49,282	4,205	106,213	97,005	9,208
Total other expenses	$53,452	$49,267	$4,185	$106,150	$96,661	$9,489

As a percentage of total revenues:
General and administrative	5.8%	4.9%	5.8%	5.3%
Non-reimbursed real estate	1.4%	2.0%	1.5%	1.8%

General and Administrative. General and administrative expenses increased in amount and as a percentage of total revenues for the quarter and six months ended June 30, 2026, as compared to the same periods in 2025. The increase was primarily attributable to an increase in compensation costs.

Real Estate. Total real estate expenses decreased for both the quarter and six months ended June 30, 2026, compared to the same periods in 2025. NNN focuses on non-reimbursed real estate expenses (total real estate expenses, net of reimbursements from tenants). In most cases, these expenses are attributable to (i) Properties for which the lease terms do not obligate the tenant to pay certain operating expenses, or (ii) vacant Properties. Non-reimbursed real estate expenses decreased in amount and as a percentage of total revenues for the quarter and six months ended June 30, 2026, compared to the same periods in 2025 primarily due to a decrease in the number of vacant Properties.

Depreciation and Amortization. Depreciation and amortization expenses increased for the quarter and six months ended June 30, 2026, compared to the same periods in 2025. The increase was primarily attributable to the increase in NNN's Property Portfolio from recent acquisitions and was partially offset by recent dispositions (see "Results of Operations – Property Analysis").

Impairment Losses – Real Estate, Net of Recoveries. As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries for the quarters and six months ended June 30, 2026 and 2025, which were less than one percent of NNN's total assets for the respective periods as reported on the Condensed Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to tenants under long-term net leases, the inherent risks of owning commercial real estate and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Retirement and Severance Costs. In March 2025, the former Executive Vice President, Chief Financial Officer, Assistant Secretary and Treasurer retired from employment. During the quarters and six months ended June 30, 2026 and 2025, NNN recorded retirement and severance costs in connection with this retirement and transition agreement along with the departure of certain other associates.

Interest Expense. Interest expense increased for the quarter and six months ended June 30, 2026, compared to the same periods in 2025. The following represents the primary changes in fixed rate long-term debt that impacted interest expense:

•
in July 2025, issued $500,000,000 aggregate principal amount of 4.600% notes due February 2031, and
•
in November 2025, redeemed $400,000,000 aggregate principal amount of 4.000% notes due November 2025.

In addition to the transactions outlined above, the following represents the primary changes in variable rate long-term debt that impacted interest expense:

•
during the six months ended June 30, 2026, NNN drew $500,000,000 on its senior unsecured term loan (the "Term Loan"). The Term Loan had a weighted average outstanding balance of $270,166,000 at a weighted average interest rate of 4.13% for the six months ended June 30, 2026 (see "Capital Structure – Term Loan"), and
•
the Credit Facility had a weighted average outstanding balance of $117,913,000 with a weighted average interest rate of 4.44% for the six months ended June 30, 2026, compared to a weighted average outstanding balance of $113,919,000 with a weighted average interest rate of 5.22% for the same period in 2025.

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

NNN expects to fund both its short-term and long-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations, borrowings from the Credit Facility, proceeds from the settlement of outstanding forward sale agreements or proceeds from the sale of Properties. As of June 30, 2026, NNN had $4,223,000 of cash and cash equivalents and $1,171,500,000 available for future borrowings under the Credit Facility. In addition, NNN had estimated net proceeds of $272,109,000 available from outstanding unsettled forward sale agreements. NNN may also fund liquidity requirements with new debt or equity issuances. NNN also has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these liquidity sources and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

Cash Flows. NNN had $4,223,000 of cash and cash equivalents, none of which was restricted or cash held in escrow at June 30, 2026. The table below summarizes NNN's cash flows (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Cash, cash equivalents and restricted cash:
Provided by operating activities	$328,579	$322,702
Used in investing activities	(356,708)	(386,969)
Provided by financing activities	26,530	61,953
Decrease in cash, cash equivalents and restricted cash	(1,599)	(2,314)
Cash, cash equivalents and restricted cash at the beginning of the period	5,822	9,062
Cash, cash equivalents and restricted cash at the end of the period	$4,223	$6,748

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received from rental income less cash used for general and administrative and interest expenses. NNN's cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the six months ended June 30, 2026 and 2025, is the result of changes in revenues and expenses as discussed in "Results of Operations." Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are largely attributable to the acquisitions and dispositions of Properties as discussed in "Results of Operations – Property Analysis." NNN typically uses cash on hand, borrowings from its Credit Facility or proceeds from the sale of Properties to fund the acquisition of its Properties.

Financing Activities. NNN's financing activities for the six months ended June 30, 2026, included the following significant transactions:

•
$319,600,000 in net repayments of NNN’s Credit Facility,
•
$500,000,000 in borrowings of NNN’s Term Loan,
•
$73,279,000 in net proceeds from the issuance of 1,667,232 shares of common stock in connection with the at-the-market equity program ("ATM"),
•
$1,337,000 in net proceeds from the issuance of 30,874 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"), and
•
$227,122,000 in dividends paid to common stockholders.

Material Cash Requirements

NNN's material cash requirements include (i) long-term debt maturities; (ii) interest on long-term debt; (iii) common stock dividends (although all future distributions will be declared and paid at the discretion of the Board of Directors); and (iv) to a lesser extent, Property construction and other Property related costs that may arise.

The table below presents material cash requirements related to NNN's long-term obligations outstanding as of June 30, 2026 (see "Capital Structure") (dollars in thousands):

	Date of Obligation
	Total	2026	2027	2028	2029	2030	Thereafter
Long-term debt(1)	$4,550,000	$350,000	$400,000	$400,000	$—	$400,000	$3,000,000
Long-term debt – interest(2)	1,911,506	92,100	169,733	155,067	141,450	134,367	1,218,789
Term Loan	500,000	—	—	—	500,000	—	—
Term Loan – interest(3)	54,153	10,315	20,630	20,630	2,578	—	—
Credit Facility	28,500	—	—	28,500	—	—	—
Total contractual cash obligations	$7,044,159	$452,415	$590,363	$604,197	$644,028	$534,367	$4,218,789

(1)	Includes only principal amounts outstanding under notes payable and excludes unamortized note discounts and debt costs.
(2)	Interest calculation on notes payable based on stated rate of the principal amount.
(3)	Interest calculation on Term Loan based on weighted average rate of 4.13% (see "Capital Structure – Term Loan").

Property Construction. NNN has committed to fund construction on 26 Properties. The improvements on such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at June 30, 2026, are outlined in the table below (dollars in thousands):

Total commitment(1)	$145,513
Less amount funded	(70,199)
Remaining commitment	$75,314

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As of June 30, 2026, NNN owned 35 vacant, un-leased Properties which accounted for less than one percent of total Properties and of aggregate gross leasable area held in the Property Portfolio.

Additionally, as of July 31, 2026, less than one percent of total ABR, total Properties and aggregate gross leasable area held in the Property Portfolio, was leased to one tenant currently in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, this tenant has the right to reject or affirm their leases with NNN.

NNN generally monitors the financial performance of its significant tenants on an ongoing basis.

Dividends. One of NNN's primary objectives is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends, while retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT.

The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dividends	$113,620	$108,566	$227,122	$216,901
Per share	0.600	0.580	1.200	1.160

In July 2026, NNN declared a dividend of $0.620 per share, which is payable in August 2026 to its common stockholders of record as of July 31, 2026.

Capital Structure

NNN has used, and expects to use in the future, cash and various forms of debt and equity securities to fund property acquisitions and construction on its Properties and to pay down or refinance its outstanding debt.

The following is a summary of NNN's total debt outstanding as of (dollars in thousands):

	June 30, 2026	Percentage of Total	December 31, 2025	Percentage of Total
Line of credit payable	$28,500	0.6%	$348,100	7.2%
Term loan payable, net	496,835	9.9%	—	—%
Notes payable, net	4,475,938	89.5%	4,472,324	92.8%
Total debt outstanding	$5,001,273	100.0%	$4,820,424	100.0%

Line of Credit Payable. NNN's $1,200,000,000 unsecured revolving credit facility (the "Credit Facility") had a weighted average outstanding balance of $117,913,000 and a weighted average interest rate of 4.44% during the six months ended June 30, 2026. In December 2025, NNN entered into an amendment to the Credit Facility to remove the 10 basis point Secured Overnight Financing Rate ("SOFR") credit spread adjustment. In June 2026, NNN amended its Credit Facility to lower the applicable margin by five basis points, resulting in a new interest rate of SOFR plus 72.5 basis points, subject to change based on a tiered margin structure tied to NNN's credit rating. Additionally, as part of NNN's environmental, social and governance ("ESG") initiative, pricing may be reduced if specified ESG metrics are achieved. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, NNN incurred loan costs of $36,335,000 which are included in debt costs on the Condensed Consolidated Balance Sheets. As of June 30, 2026, there was $28,500,000 outstanding and $1,171,500,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with the Credit Facility financial covenants.

Term Loan. In December 2025, NNN entered into a $300,000,000 senior unsecured term loan (the "Term Loan") featuring a six-month delayed draw commitment period. In June 2026, NNN exercised its accordion option to increase the facility size to $500,000,000 and amended the Term Loan to reduce the applicable margin from 85 to 80 basis points. As amended, the Term Loan bears interest at SOFR plus 80 basis points, subject to a tiered margin structure based on NNN's credit rating. The Term Loan matures in February 2029, with options to extend maturity to February 2031.

To hedge the risk of changes in forecasted interest payments on the Term Loan, NNN entered into forward starting swaps with a total notional value of $400,000,000 that fix SOFR at 3.30%. As of June 30, 2026, NNN had the following outstanding interest rate derivatives that were designated as cash flow hedges (dollars in thousands):

# of Swap Agreements	Aggregate Notional Amount	Fixed Rate Paid(1)	Estimated Fair Value(2)	Effective Date	Maturity Date
Two(3)	$200,000	3.22%	$3,271	January 15, 2026	January 15, 2029
One(3)	100,000	3.32%	1,436	February 13, 2026	February 15, 2029
One(3)	100,000	3.43%	1,147	June 15, 2026	February 15, 2029
Total	$400,000	3.30%	$5,854

(1)	Fixed rate paid is average of strike price for the associated hedges.
(2)	Included in other assets and other comprehensive income on the Condensed Consolidated Balance Sheets (see "Note 8 – Fair value of Financial Instruments").
(3)	No hedge ineffectiveness was recognized during the six months ended June 30, 2026.

During the six months ended June 30, 2026, the Term Loan had a weighted average outstanding balance of $270,166,000 and a weighted average interest rate of 4.13%, inclusive of the outstanding swaps and the applicable margin. In connection with the Term Loan, NNN incurred loan costs of $3,604,000 which are included in term loan payable on the Condensed Consolidated Balance Sheets. As of June 30, 2026, there was $500,000,000 outstanding, and NNN was in compliance with the Term Loan financial covenants.

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

Debt Securities – Notes Payable. Each of NNN's outstanding series of unsecured notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2026(4)	December 2016	$350,000	$3,860	$346,140	3.600%	3.733%	December 2026(5)(6)
2027(4)	September 2017	400,000	1,628	398,372	3.500%	3.548%	October 2027(5)
2028(4)	September 2018	400,000	2,848	397,152	4.300%	4.388%	October 2028(5)
2030(4)	March 2020	400,000	1,288	398,712	2.500%	2.536%	April 2030(5)
2031(4)	July 2025	500,000	4,090	495,910	4.600%	4.766%	February 2031(5)
2033	August 2023	500,000	11,620	488,380	5.600%	5.905%	October 2033
2034	May 2024	500,000	6,160	493,840	5.500%	5.662%	June 2034
2048	September 2018	300,000	4,239	295,761	4.800%	4.890%	October 2048
2050	March 2020	300,000	6,066	293,934	3.100%	3.205%	April 2050
2051	March 2021	450,000	8,406	441,594	3.500%	3.602%	April 2051
2052(4)	September 2021	450,000	10,422	439,578	3.000%	3.118%	April 2052
		$4,550,000	$60,627	$4,489,373

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

In accordance with the terms of the indentures, pursuant to which NNN's notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At June 30, 2026, NNN was in compliance with those covenants.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

Equity Securities

At-The-Market Offerings. NNN has established an ATM which allows NNN to sell shares of common stock from time to time. The following table outlines NNN's ATM: (dollars in thousands):

2023 ATM
Shelf registration statement:
Effective date	August 2023
Termination date	August 2026
Total allowable shares	17,500,000
As of June 30, 2026:
Total shares issued	8,247,225
Total unsettled shares subject to forward sale agreements(1)	5,999,528
Total remaining allowable shares(2)	3,253,247
Anticipated net proceeds from unissued shares(3)	$272,099

(1)

NNN may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sales of those shares on one or more forward settlement dates, which shall occur no later than July 2027.

(2)	Includes impact of outstanding forward sale agreements.
(3)

Includes impact of forward price adjustments through June 30, 2026. Subject to certain conditions, NNN has the right to elect cash or net share settlement rather than physical settlement of the forward sale agreements, which, if elected, could result in cash outflows rather than share issuances. NNN currently intends to physically settle its forward sale agreements.

The following table outlines the common stock activity pursuant to NNN's ATM (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock:
Shares(1)	5,999,528	236,906	7,666,760	236,906
Average sale price per share	$45.91	$43.18	$45.70	$43.18
Common stock issued:
Shares(2)	1,667,232	236,906	1,667,232	236,906
Average price per share (gross)	$44.76	$43.18	$44.76	$43.18
Gross proceeds	$74,617	$10,230	$74,617	$10,230
Less: stock issuance costs(3)	(1,238)	(167)	(1,338)	(252)
Net proceeds	$73,379	$10,063	$73,279	$9,978

(1)

Includes 5,999,528, and 7,666,760 shares of common stock sold pursuant to forward sale agreements as of the quarter and six months ended June 30, 2026, respectively. There were no shares of common stock sold pursuant to forward sales agreements as of the quarter and six months ended June 30, 2025.

(2)

Includes 1,667,232 shares of common stock issued in settlement of forward sale agreements during the quarter and six months ended June 30, 2026. There were no shares of common stock issued in settlement of forward sale agreements during the quarter and six months ended June 30, 2025.

(3)	Stock issuance costs consist primarily of underwriters' and agents' fees and commissions and legal and accounting fees.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares of common stock	14,553	17,316	30,874	34,092
Net proceeds	$638	$707	$1,337	$1,363

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

As of June 30, 2026, NNN's variable rate Credit Facility had $28,500,000 outstanding and a weighted average outstanding balance of $117,913,000 with a weighted average interest rate of 4.44% for the six months ended June 30, 2026 compared to a weighted average outstanding balance of $113,919,000 with a weighted average interest rate of 5.22% for the same period in 2025.

As of June 30, 2026, the Term Loan had an outstanding balance of $500,000,000. NNN previously entered into forward starting swaps, each effective during the six months ended June 30, 2026, with a total notional value of $400,000,000. The swaps exchange the variable interest rate SOFR component on the Term Loan to a weighted average fixed interest rate of 3.30%.

For the six months ended June 30, 2026, the Term Loan had a weighted average outstanding balance of $270,166,000 and a weighted average interest rate of 4.13%, inclusive of the swaps and the applicable margin. As of June 30, 2026, the interest rate swaps were valued as an asset of approximately $5,854,000.

The table below summarizes NNN's market risks associated with its outstanding debt obligations as of June 30, 2026, detailing principal payments and related interest rates by maturity year. The table incorporates only debt obligations that existed as of June 30, 2026, and it does not account for future obligations and therefore has limited predictive value. Actual realized gains or losses from interest rate fluctuations will depend on future exposures, interest rates and NNN's hedging strategies. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by less than two percent for the six months ended June 30, 2026.

Debt Obligations(1) (dollars in thousands)
	Credit Facility		Term Loan(2)			Unsecured Debt(3)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate		Principal Debt Obligation	Effective Interest Rate
2026	$—	—	$—	—		$350,000	3.73%
2027	—	—	—	—		400,000	3.55%
2028	28,500	4.44%	—	—		400,000	4.39%
2029	—	—	500,000	4.13%	(4)	—	—
2030	—	—	—	—		400,000	2.54%
Thereafter	—	—	—	—		3,000,000	4.54%	(5)
Total	$28,500	4.44%	$500,000	4.13%		$4,550,000	4.20%
Fair Value:
June 30, 2026	$28,500		$500,000			$4,086,492
December 31, 2025	$348,100		$—			$4,124,161

(1)	NNN's unsecured debt obligations have a weighted average interest rate of 4.19% and a weighted average maturity of 10.1 years.
(2)	Principal only. Excludes unamortized debt costs of $3,165.
(3)

Includes NNN's notes payable, each exclude unamortized discounts and debt costs. The fair value is based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded on the over-the-counter market.

(4)	SOFR component swapped to a weighted average fixed rate of 3.30% on $400,000 notional.
(5)	Weighted average effective interest rate for years after 2030.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Chief Technology Officer ("NNN's Chief Officers"), of the effectiveness as of June 30, 2026, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, NNN's Chief Officers concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 1A. Risk Factors.

There were no material changes in NNN's risk factors disclosed in Item 1A. Risk Factors in NNN's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits

The following exhibits are filed with the Securities and Exchange Commission ("Commission") as a part of this report, unless otherwise noted, each exhibit was previously filed with the Commission and is incorporated by reference below.

10.	Material Contracts

10.1

First Amendment to Term Loan Agreement and Agreement Regarding Additional Term Loans, dated as of June 23, 2026, by and among the Registrant, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (filed on June 23, 2026 as Exhibit 10.1 to Registrant's Current Report on Form 8-K).

10.2

Second Amendment to the Third Amended and Restated Credit Agreement, dated as of June 23, 2026, by and among the Registrant, Wells Fargo Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (filed on June 23, 2026 as Exhibit 10.2 to Registrant's Current Report on Form 8-K).

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

101.1

The following materials from the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2026, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of equity, (iv) condensed consolidated statements of cash flows, and (v) notes to condensed consolidated financial statements.

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

DATED this 5th day of August, 2026.

NNN REIT, INC.

By:	/s/ Stephen A. Horn, Jr.
Stephen A. Horn, Jr.
President, Chief Executive Officer and Director

By:	/s/ Vincent H. Chao
Vincent H. Chao
Executive Vice President and Chief Financial Officer