Form 10-Q
period 2026-09-30
NNN REIT, INC.
filed 2026-11-04
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 193,949,937 shares of common stock, $0.01 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Real estate portfolio, net of accumulated depreciation and amortization	$9,572,131	$9,239,542
Cash and cash equivalents	2,726	5,046
Restricted cash and cash held in escrow	—	776
Receivables, net of allowance of $600 and $609, respectively	2,573	3,470
Accrued rental income, net of allowance of $3,598 and $3,393, respectively	37,440	34,914
Debt costs, net of accumulated amortization of $32,073 and $29,930, respectively	4,262	8,645
Other assets	99,745	86,962
Total assets	$9,718,877	$9,379,355
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$19,000	$348,100
Term loan payable, net of unamortized debt costs	497,136	—
Notes payable, net of unamortized discount and unamortized debt costs	4,477,768	4,472,324
Accrued interest payable	73,168	40,557
Other liabilities	100,420	110,072
Total liabilities	5,167,492	4,971,053

Equity:
Stockholders' equity:
Common stock, $0.01 par value. Authorized 375,000,000 shares; 193,947,411 and 189,937,404 shares issued and outstanding, respectively	1,941	1,901
Capital in excess of par value	5,470,406	5,295,434
Accumulated deficit	(926,483)	(882,712)
Accumulated other comprehensive income (loss)	5,521	(6,321)
Total equity	4,551,385	4,408,302
Total liabilities and equity	$9,718,877	$9,379,355

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental income	$248,356	$229,773	$731,052	$686,845
Interest and other income from real estate transactions	1,321	386	3,315	970
	249,677	230,159	734,367	687,815
Operating expenses:
General and administrative	13,591	11,056	41,754	35,281
Real estate	8,237	9,128	26,302	27,341
Depreciation and amortization	74,157	67,252	215,979	200,218
Leasing transaction costs	146	131	502	335
Impairment losses – real estate, net of recoveries	3,470	7,195	22,217	13,242
Retirement and severance costs	167	690	969	3,054
	99,768	95,452	307,723	279,471
Gain on disposition of real estate	15,046	12,570	36,336	32,581
Earnings from operations	164,955	147,277	462,980	440,925
Other expenses (revenues):
Interest and other income	(115)	(2,940)	(178)	(3,284)
Interest expense	55,142	53,378	161,355	150,383
	55,027	50,438	161,177	147,099
Net earnings	$109,928	$96,839	$301,803	$293,826
Net earnings per share:
Basic	$0.58	$0.51	$1.59	$1.57
Diluted	$0.57	$0.51	$1.58	$1.56
Weighted average shares outstanding:
Basic	190,793,962	187,838,711	189,641,201	187,200,093
Diluted	191,335,050	188,332,789	190,154,582	187,686,331
Other comprehensive income:
Net earnings	$109,928	$96,839	$301,803	$293,826
Amortization of interest rate hedges	75	480	229	1,409
Fair value of forward starting swaps	6,117	—	11,613	(409)
Total comprehensive income	$116,120	$97,319	$313,645	$294,826

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Quarter Ended September 30, 2026

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at June 30, 2026	$1,921	$5,377,445	$(917,959)	$(671)	$4,460,736
Net earnings	—	—	109,928	—	109,928
Dividends declared and paid:
$0.62 per share of common stock	—	606	(118,452)	—	(117,846)
Issuance of common stock:
7,279 shares – director compensation	—	265	—	—	265
1,073 shares – stock purchase plan	—	49	—	—	49
2,000,000 shares – ATM equity program	20	90,904	—	—	90,924
Stock issuance costs	—	(2,044)	—	—	(2,044)
Amortization of deferred compensation	—	3,181	—	—	3,181
Amortization of interest rate hedges	—	—	—	75	75
Fair value of forward starting swap	—	—	—	6,117	6,117
Balances at September 30, 2026	$1,941	$5,470,406	$(926,483)	$5,521	$4,551,385

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Quarter Ended September 30, 2025

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at June 30, 2025	$1,884	$5,217,161	$(849,201)	$(7,439)	$4,362,405
Net earnings	—	—	96,839	—	96,839
Dividends declared and paid:
$0.60 per share of common stock	—	599	(112,809)	—	(112,210)
Issuance of common stock:
8,614 shares – director compensation	—	267	—	—	267
1,187 shares – stock purchase plan	—	48	—	—	48
1,655,053 shares – ATM equity program	17	70,996	—	—	71,013
5,695 restricted shares – net of forfeitures	—	—	—	—	—
Stock issuance costs	—	(1,277)	—	—	(1,277)
Amortization of deferred compensation	—	2,798	—	—	2,798
Amortization of interest rate hedges	—	—	—	480	480
Fair value of forward starting swap	—	—	—	—	—
Balances at September 30, 2025	$1,901	$5,290,592	$(865,171)	$(6,959)	$4,420,363

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Nine Months Ended September 30, 2026

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2025	$1,901	$5,295,434	$(882,712)	$(6,321)	$4,408,302
Net earnings	—	—	301,803	—	301,803
Dividends declared and paid:
$1.82 per share of common stock	—	1,850	(345,574)	—	(343,724)
Issuance of common stock:
23,345 shares – director compensation	—	760	—	—	760
3,203 shares – stock purchase plan	—	142	—	—	142
3,667,232 shares – ATM equity program	37	165,504	—	—	165,541
292,180 restricted shares – net of forfeitures	3	(3)	—	—	—
Stock issuance costs	—	(3,382)	—	—	(3,382)
Amortization of deferred compensation	—	10,101	—	—	10,101
Amortization of interest rate hedges	—	—	—	229	229
Fair value of forward starting swap	—	—	—	11,613	11,613
Balances at September 30, 2026	$1,941	$5,470,406	$(926,483)	$5,521	$4,551,385

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Nine Months Ended September 30, 2025

(dollars in thousands, except per share data)

(unaudited)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2024	$1,877	$5,197,644	$(829,287)	$(7,959)	$4,362,275
Net earnings	—	—	293,826	—	293,826
Dividends declared and paid:
$1.76 per share of common stock	1	1,841	(329,710)	—	(327,868)
Issuance of common stock:
26,243 shares – director compensation	—	802	—	—	802
4,127 shares – stock purchase plan	—	168	—	—	168
1,891,959 shares – ATM equity program	19	81,224	—	—	81,243
396,624 restricted shares – net of forfeitures	4	(4)	—	—	—
Stock issuance costs	—	(1,529)	—	—	(1,529)
Amortization of deferred compensation	—	10,446	—	—	10,446
Amortization of interest rate hedges	—	—	—	1,409	1,409
Fair value of forward starting swaps	—	—	—	(409)	(409)
Balances at September 30, 2025	$1,901	$5,290,592	$(865,171)	$(6,959)	$4,420,363

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$301,803	$293,826
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	215,979	200,218
Impairment losses – real estate, net of recoveries	22,217	13,242
Amortization of notes payable discount	2,925	2,545
Amortization of debt costs	5,401	4,574
Amortization of interest rate hedges	229	1,409
Settlement of forward starting swaps	—	(409)
Gain on disposition of real estate	(36,336)	(32,581)
Performance incentive plan expense	12,108	12,194
Performance incentive plan payment	(487)	(1,702)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in receivables	897	709
Increase in accrued rental income	(3,167)	(715)
Increase in other assets	(1,834)	(190)
Increase in accrued interest payable	32,611	50,227
Decrease in other liabilities	(2,860)	(2,479)
Other	(815)	95
Net cash provided by operating activities	548,671	540,963
Cash flows from investing activities:
Proceeds from the disposition of real estate	126,905	108,668
Additions to real estate	(664,322)	(742,419)
Principal payments received on mortgages and notes receivable	—	460
Other	(2,335)	(1,554)
Net cash used in investing activities	(539,752)	(634,845)

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Proceeds from line of credit payable	$848,000	$618,000
Repayment of line of credit payable	(1,177,100)	(618,000)
Proceeds from term loan payable	500,000	—
Proceeds from notes payable	—	495,910
Payment of debt issuance costs	(1,363)	(4,411)
Proceeds from issuance of common stock	167,533	83,253
Stock issuance costs	(3,511)	(1,529)
Payment of common stock dividends	(345,574)	(329,710)
Net cash provided by (used in) financing activities	(12,015)	243,513
Net increase (decrease) in cash, cash equivalents and restricted cash(1)	(3,096)	149,631
Cash, cash equivalents and restricted cash at beginning of period(1)	5,822	9,062
Cash, cash equivalents and restricted cash at end of period(1)	$2,726	$158,693
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$121,862	$93,548
Supplemental disclosure of noncash investing and financing activities:
Change in other comprehensive income	$11,842	$1,000
Change in work in progress accrual	$(6,178)	$5,537

(1)

Cash, cash equivalents and restricted cash is the aggregate of cash and cash equivalents and restricted cash and cash held in escrow from the Condensed Consolidated Balance Sheets. As of September 30, 2026, NNN had no restricted cash. At December 31, 2025 and September 30, 2025, NNN had restricted cash of $776.

See accompanying notes to condensed consolidated financial statements.

NNN REIT, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

	September 30, 2026
Property Portfolio:
Total Properties	3,817
Gross leasable area (square feet) (unaudited)	40,764,000
States	50	(1)
Weighted average remaining lease term (years)	10.1

(1)	Plus the District of Columbia and Puerto Rico.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2026, may not be indicative of the results that may be expected for the year ending December 31, 2026. Amounts as of December 31, 2025, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2025.

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

Real Estate Portfolio. NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of Properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest, third-party costs and other miscellaneous costs incurred during the development period until the project is substantially completed and available for occupancy. NNN recorded $1,673,000 and $1,920,000 in capitalized interest during the development period for the nine months ended September 30, 2026 and 2025, respectively, of which $539,000 and $457,000 was recorded during the quarters ended September 30, 2026 and 2025, respectively.

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

As a result of the review of collectability, NNN recorded a write-off of $464,000 and $2,471,000 of outstanding receivables and related accrued rent during the nine months ended September 30, 2026 and 2025, respectively, and reclassified certain tenants as cash basis for accounting purposes.

The following table summarizes those tenants classified as cash basis for accounting purposes as of September 30:

	2026		2025
Number of tenants	9		13
Cash basis tenants as a percent of:
Total Properties	2.3%		1.9%
Total Annualized Base Rent ("ABR")(1)	4.0%	(2)	4.4%	(3)
Total gross leasable area	6.5%		7.0%

(1)	ABR represents the monthly cash base rent for all leases in place as of the end of the period multiplied by 12. Based on ABR of:
	(2)	$973,997,000 as of September 30, 2026.
	(3)	$912,218,000 as of September 30, 2025.

During the nine months ended September 30, 2026 and 2025, NNN recognized $28,508,000 and $25,366,000, respectively, of rental income from certain tenants for periods following their classification to cash basis for accounting purposes, of which $9,397,000 and $10,050,000 was recognized during the quarters ended September 30, 2026 and 2025, respectively.

NNN includes an allowance for doubtful accounts in rental income on the Condensed Consolidated Statements of Income and Comprehensive Income.

Real Estate – Held For Sale. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell. On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant and Equipment, including management's intent to commit to a plan to sell the asset. NNN anticipates the disposition of Properties classified as held for sale to occur within 12 months. At September 30, 2026 and December 31, 2025, NNN had recorded real estate held for sale of $12,229,000 (14 properties) and $21,198,000 (10 properties), respectively, in real estate portfolio on the Condensed Consolidated Balance Sheets. Nine of the properties classified as held for sale as of December 31, 2025 were sold during the nine months ended September 30, 2026.

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

Restricted Cash and Cash Held in Escrow. Restricted cash and cash held in escrow may include (i) cash proceeds from the sale of assets held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) cash that has been placed in escrow for the future funding of construction commitments, or (iii) cash that is not immediately available to NNN. NNN held $776,000 in restricted cash and cash held in escrow as of December 31, 2025. As of September 30, 2026, NNN had no restricted cash or cash held in escrow.

Debt Costs – Line of Credit Payable. Debt costs incurred in connection with NNN's $1,200,000,000 unsecured revolving line of credit have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. NNN had costs of $36,335,000 and $36,146,000, included in debt costs on the Condensed Consolidated Balance Sheets, as of September 30, 2026 and December 31, 2025, respectively, net of accumulated amortization of $32,073,000 and $29,898,000, respectively.

Debt Costs – Term Loan. Debt costs incurred in connection with NNN's $500,000,000 senior unsecured term loan have been deferred and are being amortized to interest expense over the term of the loan commitment using the straight-line method, which approximates the effective interest method. As of September 30, 2026 and December 31, 2025, debt costs were $3,604,000 and $2,429,000, respectively, net of accumulated amortization of $740,000 and $32,000, respectively.

Debt Costs – Notes Payable. Debt costs incurred in connection with the issuance of NNN's $4,550,000,000 unsecured notes have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method. NNN had debt costs of $44,420,000, included in notes payable on the Condensed Consolidated Balance Sheets, as of September 30, 2026 and December 31, 2025, net of accumulated amortization of $16,267,000 and $13,750,000, respectively.

At-The-Market and Forward Equity Sales. The Company may sell shares of its common stock pursuant to an equity distribution agreement which was entered into with designated sales agents, and which established an at-the-market equity program ("ATM"). The ATM provides that in addition to the issuance and sale of common stock by NNN through a sales agent acting as a sales agent or directly to the sales agent acting as a principal for its own account at a price agreed upon at the time of sale, NNN may also enter into forward sale agreements with each of the forward purchasers or their respective affiliates.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and Diluted Earnings:
Net earnings	$109,928	$96,839	$301,803	$293,826
Less: Earnings allocated to unvested restricted shares	(190)	(191)	(542)	(538)
Net earnings used in basic and diluted earnings per share	$109,738	$96,648	$301,261	$293,288

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average shares outstanding	191,983,327	188,926,954	190,766,998	188,225,188
Less: Unvested restricted shares	(306,662)	(318,662)	(297,706)	(305,442)
Less: Unvested contingent restricted shares	(882,703)	(769,581)	(828,091)	(719,653)
Weighted average shares outstanding used in basic earnings per share	190,793,962	187,838,711	189,641,201	187,200,093
Dilutive effect of forward ATM offerings	101,064	—	72,388	—
Other dilutive securities	440,024	494,078	440,993	486,238
Weighted average shares outstanding used in diluted earnings per share	191,335,050	188,332,789	190,154,582	187,686,331

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

Accumulated Other Comprehensive Income (Loss). The following table outlines the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2026 (dollars in thousands):

	Gain or Loss on Cash Flow Hedges(1)
Beginning balance, December 31, 2025	$(6,321)
Other comprehensive income (loss)	11,613
Reclassifications from accumulated other comprehensive income to net earnings	229	(2)
Ending balance, September 30, 2026	$5,521

(1)	Additional disclosure is included in "Note 7 – Derivatives".
(2)	Recorded in interest expense on the Condensed Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.

New Accounting Pronouncements. In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense ("ASU 2024-03"), effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments in this update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses and a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. While the adoption of ASU 2024-03 is not expected to have an impact on NNN's consolidated financial statements, it is expected to result in disclosures within the notes to NNN's consolidated financial statements.

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

Note 2 – Real Estate:

Real Estate – Portfolio

Leases. At September 30, 2026, NNN's real estate portfolio had a weighted average remaining lease term of 10.1 years and consisted of 3,806 leases classified as operating leases and an additional two leases accounted for as direct financing leases.

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

NNN's leases often provide the tenant with one or more multi-year renewal options, subject to the same terms and conditions provided under the initial lease term, including rent increases. NNN's lease term is based on the non-cancellable base term unless economic incentives make it reasonably certain that an option period to extend the lease will be exercised, in which case NNN includes the renewal options. Some of the leases also provide that in the event NNN wants to sell the Property subject to that lease, NNN first must offer the lessee the right to purchase the Property on the same terms and conditions as any offer which NNN intends to accept for the sale of the Property.

Real Estate Portfolio. NNN's real estate consisted of the following at (dollars in thousands):

	September 30, 2026	December 31, 2025
Land and improvements(1)	$3,226,104	$3,100,444
Buildings and improvements	8,676,164	8,323,201
Leasehold interests	—	355
	11,902,268	11,424,000
Less accumulated depreciation and amortization	(2,393,757)	(2,248,856)
	9,508,511	9,175,144
Work in progress and improvements	50,521	42,019
Accounted for using the operating method	9,559,032	9,217,163
Accounted for using the direct financing method	870	1,181
Classified as held for sale(2)	12,229	21,198
	$9,572,131	$9,239,542

(1)	Includes $35,647 and $24,523 in land for Properties under construction as of September 30, 2026 and December 31, 2025, respectively.
(2)

As of September 30, 2026, 14 Properties were classified as held for sale. Nine of the 10 properties classified as held for sale as of December 31, 2025 were sold during the nine months ended September 30, 2026.

NNN recognized the following revenues in rental income (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental income from operating leases	$243,161	$225,053	$713,972	$670,823
Earned income from direct financing leases	75	111	236	337
Percentage rent	263	211	1,087	1,381
Rental revenues	243,499	225,375	715,295	672,541
Real estate expense reimbursement from tenants	4,857	4,398	15,757	14,304
	$248,356	$229,773	$731,052	$686,845

Some leases provide for a free rent period or scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

For the nine months ended September 30, 2026 and 2025, NNN recognized $3,167,000 and $715,000, respectively, of net straight-line accrued rental income, net of reserves, of which $1,038,000 and $631,000 of such income, net of reserves was recorded during the quarters ended September 30, 2026 and 2025, respectively.

Real Estate – Intangibles

In accordance with purchase accounting for the acquisition of real estate subject to a lease, NNN has recorded intangible assets and lease liabilities that consisted of the following at (dollars in thousands):

	September 30, 2026	December 31, 2025
Intangible lease assets (included in other assets):
Above-market in-place leases	$14,060	$14,051
Less: accumulated amortization	(11,509)	(11,115)
Above-market in-place leases, net	$2,551	$2,936

In-place leases	$119,751	$117,302
Less: accumulated amortization	(86,327)	(82,926)
In-place leases, net	$33,424	$34,376

Intangible lease liabilities (included in other liabilities):
Below-market in-place leases	$37,067	$37,758
Less: accumulated amortization	(27,351)	(27,293)
Below-market in-place leases, net	$9,716	$10,465

The amounts amortized as a net increase to rental income for above-market and below-market in-place leases for the nine months ended September 30, 2026 and 2025, were $438,000 and $1,781,000, respectively, of which $123,000 and $68,000 were recorded during the quarters ended September 30, 2026 and 2025, respectively. The value of in-place leases amortized to expense for the nine months ended September 30, 2026 and 2025, was $4,095,000 and $6,545,000, respectively, of which $1,347,000 and $1,279,000 was recorded for the quarters ended September 30, 2026 and 2025, respectively.

Real Estate – Dispositions

The following table summarizes the properties sold and the corresponding gain recognized on the disposition of properties (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain	# of Sold Properties	Net Gain
Gain on disposition of real estate	32	$15,046	23	$12,570	83	$36,336	56	$32,581

Real Estate – Commitments

NNN has committed to fund construction on 30 Properties. The improvements on such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at September 30, 2026, are outlined in the table below (dollars in thousands):

Total commitment(1)	$160,034
Less amount funded	(86,168)
Remaining commitment	$73,866

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries as summarized in the table below (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total real estate impairments, net of recoveries	$3,470	$7,195	$22,217	$13,242

Number of Properties:
Vacant	8	14	29	22
Income producing	—	1	3	2

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

Note 3 – Line of Credit Payable:

NNN's $1,200,000,000 unsecured revolving credit facility (the "Credit Facility") had a weighted average outstanding balance of $97,756,000 and a weighted average interest rate of 4.46% during the nine months ended September 30, 2026. In December 2025, NNN entered into an amendment to the Credit Facility to remove the 10 basis point Secured Overnight Financing Rate ("SOFR") credit spread adjustment. In June 2026, NNN amended its Credit Facility to lower the applicable margin by five basis points, resulting in a new interest rate of SOFR plus 72.5 basis points, subject to change based on a tiered margin structure tied to NNN's credit rating. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, NNN incurred loan costs of $36,335,000 which are included in debt costs on the Condensed Consolidated Balance Sheets. As of September 30, 2026, there was $19,000,000 outstanding and $1,181,000,000 available for future borrowings under the Credit Facility, and NNN was in compliance with the Credit Facility financial covenants.

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

To hedge the risk of changes in forecasted interest payments on the Term Loan, NNN entered into forward starting swaps with a total notional value of $400,000,000 that fix SOFR at 3.30% (see "Note 7 – Derivatives"). During the nine months ended September 30, 2026, the Term Loan had a weighted average outstanding balance of $347,619,000 and a weighted average interest rate of 4.18%, inclusive of the outstanding swaps and the applicable margin.

In connection with the Term Loan, NNN incurred loan costs of $3,604,000 which are included in term loan payable on the Condensed Consolidated Balance Sheets. As of September 30, 2026, there was $500,000,000 outstanding under the Term Loan, and NNN was in compliance with the Term Loan financial covenants.

Note 5 – Notes Payable:

Information related to NNN's notes payable is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2025. There were no issuances or repayments of long-term fixed rate debt during the nine months ended September 30, 2026. At September 30, 2026, NNN was in compliance with each of the financial covenants.

Note 6 – Stockholders' Equity:

Universal Shelf Registration Statement. In August 2026, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which became automatically effective ("Universal Shelf"). The Universal Shelf permits the issuance by NNN of an indeterminate amount of debt and equity securities, including preferred stock, depositary shares, common stock, stock purchase contracts, rights, warrants and units. NNN may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

At-The-Market Offerings. NNN has established an ATM which allows NNN to sell shares of common stock. The following outlines NNN's ATM (dollars in thousands):

	2026 ATM	2023 ATM
Shelf registration statement:
Effective date	August 2026	August 2023
Termination date	August 2029	August 2026
Total allowable shares	25,000,000	17,500,000
As of September 30, 2026:
Total shares issued	-	10,247,225
Total unsettled shares subject to forward sale agreements(1)	-	4,501,833
Total remaining allowable shares	25,000,000	-
Anticipated net proceeds from unissued shares(2)	$-	$204,046

(1)

NNN may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sales of those shares on one or more forward settlement dates, which shall occur no later than January 2028.

(2)

Includes impact of forward price adjustments through September 30, 2026. Subject to certain conditions, NNN has the right to elect cash or net share settlement rather than physical settlement of the forward sale agreements, which, if elected, could result in cash outflows rather than share issuances. NNN currently intends to physically settle its forward sale agreements.

The following table outlines the common stock activity pursuant to NNN's ATM (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock:
Shares(1)	502,305	1,655,053	8,169,065	1,891,959
Average sale price per share	$47.28	$42.91	$45.80	$42.94
Common stock issued:
Shares(2)	2,000,000	1,655,053	3,667,232	1,891,959
Average price per share (gross)	$45.46	$42.91	$45.14	$42.94
Gross proceeds	$90,924	$71,013	$165,541	$81,243
Less: stock issuance costs(3)	(1,953)	(1,277)	(3,291)	(1,529)
Net proceeds	$88,971	$69,736	$162,250	$79,714

(1)

Includes 502,305 and 8,169,065 shares of common stock underlying forward sale agreements entered into during the quarter and nine months ended September 30, 2026, respectively. There were no shares of common stock underlying forward sales agreements during the quarter and nine months ended September 30, 2025.

(2)

Includes 2,000,000 and 3,667,232 shares of common stock issued in settlement of forward sale agreements during the quarter and nine months ended September 30, 2026. There were no shares of common stock issued in settlement of forward sale agreements during the quarter and nine months ended September 30, 2025.

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

Dividend Reinvestment and Stock Purchase Plan. In February 2024, NNN filed a shelf registration statement for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") with the Commission that was automatically effective and permits NNN to issue up to 4,000,000 shares of common stock. The following outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares of common stock	14,352	15,684	45,226	49,776
Net proceeds	$655	$647	$1,992	$2,010

Dividends. The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dividends	$118,452	$112,809	$345,574	$329,710
Per share	0.62	0.60	1.82	1.76

In October 2026, NNN declared a dividend of $0.62 per share, which is payable on November 13, 2026 to its common stockholders of record as of October 30, 2026.

Note 7 – Derivatives:

Additional information related to NNN's derivatives is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2025.

As of September 30, 2026, NNN had the following outstanding interest rate derivatives that were designated as cash flow hedges to hedge the risk of changes in the interest-related cash outflows associated with the Term Loan (dollars in thousands):

# of Swap Agreements	Aggregate Notional Amount	Fixed Rate Paid(1)	Estimated Fair Value(2)	Effective Date	Maturity Date
Two(3)	$200,000	3.22%	$6,216	January 15, 2026	January 15, 2029
One(3)	100,000	3.32%	3,008	February 13, 2026	February 15, 2029
One(3)	100,000	3.43%	2,747	June 15, 2026	February 15, 2029
Total	$400,000	3.30%	$11,971

(1)	Fixed rate paid is average of strike price for the associated hedges.
(2)	Included in other assets and accumulated other comprehensive income on the Condensed Consolidated Balance Sheets (see "Note 8 – Fair value of Financial Instruments").
(3)	No hedge ineffectiveness was recognized during the nine months ended September 30, 2026.

On October 15, 2026, NNN entered into a forward starting swap with a notional value of $100,000,000 effective November 16, 2026.

As of September 30, 2026, ($6,450,000) remained in accumulated other comprehensive income (loss) related to NNN's previously terminated interest rate hedges. During the nine months ended September 30, 2026 and 2025, NNN reclassified $229,000 and $1,409,000, respectively, out of accumulated other comprehensive income (loss) as an increase in interest expense, of which $75,000 and $480,000 was reclassified during the quarters ended September 30, 2026 and 2025, respectively. Over the next 12 months, NNN estimates that an additional $1,558,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on NNN's long-term debt.

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

Notes Payable. At September 30, 2026 and December 31, 2025, the fair value of NNN's notes payable excluding unamortized discount and debt costs were $3,897,078,000 and $4,124,161,000, respectively, based upon quoted market prices as of the close of the period, which is a Level 1 valuation since NNN's notes payable are publicly traded.

Derivative Financial Instruments. At September 30, 2026, the aggregate carrying value of NNN's outstanding derivative financial instruments was $11,971,000 (see "Note 7 – Derivatives") based on a Level 2 valuation to approximate fair value using widely accepted valuation techniques with observable market inputs. The valuation represents the theoretical net cost to cash settle the transaction as of September 30, 2026, including a credit valuation adjustment ("CVA") as required by ASC 820 to reflect counterparty credit risk and any credit enhancements. NNN determined the CVA's overall impact to the derivative valuation was insignificant and classified its derivative financial instrument as Level 2 within the fair value reporting hierarchy.

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

As of September 30, 2026, NNN owned 3,817 Properties in all 50 states, the District of Columbia and Puerto Rico, with an aggregate gross leasable area of approximately 40,764,000 square feet and a weighted average remaining lease term of 10.1 years. As of September 30, 2026, 99.2 percent of the Properties were leased.

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

NNN continues to maintain its diversification by tenant, line of trade and geography. NNN's top line of trade concentrations are the automotive service (19.2%), convenience stores (15.5%) and restaurants (including full and limited service) (13.8%) sectors. NNN's management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in regions of historically above-average population growth, including the southeastern (25.5%) and southern (23.8%) United States. Given these concentrations, any financial hardship within these sectors or geographic regions could have a material adverse effect on the financial condition and operating performance of NNN.

Additional information related to NNN and the Property Portfolio is included in NNN's 2025 Annual Report.

Results of Operations

Property Analysis

General. The following table summarizes the Property Portfolio:

	September 30, 2026	December 31, 2025	September 30, 2025
Properties Owned:
Number	3,817	3,692	3,697
Total gross leasable area (square feet)	40,764,000	39,578,000	39,209,000
States(1)	50	50	50
Properties:
Leased and unimproved land	3,786	3,628	3,603
Percent of Properties – leased and unimproved land	99.2%	98.3%	97.5%
Weighted average remaining lease term (years)	10.1	10.2	10.1
Total gross leasable area (square feet) – leased	40,400,000	38,955,000	38,304,000
Total Annualized Base Rent ("ABR")(2)	$973,997,000	$928,081,000	$912,218,000

(1)	Plus the District of Columbia and Puerto Rico.
(2)	ABR represents the monthly cash base rent for all leases in place as of the end of the period multiplied by 12.

The following table summarizes the diversification of the Property Portfolio for the top 20 lines of trade as a percentage of ABR:

	Lines of Trade	September 30, 2026	December 31, 2025	September 30, 2025
1.	Automotive service	19.2%	18.6%	18.4%
2.	Convenience stores	15.5%	16.3%	16.2%
3.	Restaurants – limited service	7.6%	7.9%	8.0%
4.	Entertainment	7.2%	7.2%	7.2%
5.	Dealerships	6.3%	6.6%	6.6%
6.	Restaurants – full service	6.2%	6.4%	6.5%
7.	Health and fitness	3.7%	3.9%	4.0%
8.	Theaters	3.5%	3.7%	3.8%
9.	Automotive parts	3.2%	3.2%	3.2%
10.	Equipment rental	2.9%	3.1%	3.1%
11.	Discount retail	2.4%	1.4%	1.4%
12.	Early childhood education	2.2%	1.4%	1.3%
13.	Wholesale clubs	2.2%	2.3%	2.3%
14.	Home improvement	1.9%	1.9%	1.9%
15.	Drug stores	1.8%	2.0%	2.0%
16.	Medical service providers	1.7%	1.8%	1.9%
17.	Pet supplies and services	1.7%	1.7%	1.7%
18.	Furniture	1.2%	1.2%	1.2%
19.	Travel plazas	1.1%	1.2%	1.2%
20.	Automobile auctions, wholesale	1.1%	1.1%	1.1%
	Other	7.4%	7.1%	7.0%
		100.0%	100.0%	100.0%

Property Acquisitions. The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Acquisitions:
Number of Properties	76	57	206	184
Gross leasable area (square feet)(1)	572,000	1,120,000	1,937,000	3,350,000
Weighted average cap rate(2)	7.3%	7.3%	7.3%	7.4%
Total dollars invested(3)	$221,741	$283,027	$658,144	$747,956

(1)	Includes additional square footage from completed construction on existing Properties.
(2)	Calculated as the initial cash annual base rent divided by the total purchase price of the Properties.
(3)	Includes dollars invested in projects under construction or tenant improvements for each respective period.

NNN typically funds Property acquisitions either through borrowings under NNN's Credit Facility (as defined in "Capital Structure – Line of Credit Payable"), by issuing its debt or equity securities in the capital markets, with undistributed funds from operations or with proceeds from the sale of Properties.

Property Dispositions. The following table summarizes the properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of properties:
Vacant	11	11	46	25
Income producing	21	12	37	31
Total	32	23	83	56
Gross leasable area (square feet)	213,000	192,000	654,000	622,000
Net sales proceeds	$50,708	$41,336	$123,269	$108,423
Net gain on disposition of real estate	$15,046	$12,570	$36,336	$32,581
Weighted average cap rate(1)	7.8%	5.9%	7.3%	5.8%

(1)	Calculated as the cash annual base rent divided by the total gross proceeds received for the income producing properties.

NNN typically uses the disposition proceeds to either pay down the Credit Facility or reinvest in real estate.

Analysis of Revenues

The following table summarizes NNN's revenues (dollars in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Rental Revenues(1)	$243,499	$225,375	$18,124	$715,295	$672,541	$42,754
Real estate expenses reimbursed from tenants(2)	4,857	4,398	459	15,757	14,304	1,453
Rental income	248,356	229,773	18,583	731,052	686,845	44,207
Interest and other income from real estate transactions	1,321	386	935	3,315	970	2,345
Total revenues	$249,677	$230,159	$19,518	$734,367	$687,815	$46,552

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent ("Rental Revenues").
(2)	See "Results of Operations – Analysis of Expenses – Real Estate" for additional information.

Rental Income. Rental income increased for the quarter and nine months ended September 30, 2026, compared to the same periods in 2025. The increase is primarily due to the Rental Revenues from NNN's recent Property acquisitions (see "Results of Operations – Property Analysis – Property Acquisitions").

Analysis of Expenses

The following table summarizes NNN's expenses (dollars in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
General and administrative	$13,591	$11,056	$2,535	$41,754	$35,281	$6,473
Real estate:
Reimbursed from tenants	4,857	4,398	459	15,757	14,304	1,453
Non-reimbursed	3,380	4,730	(1,350)	10,545	13,037	(2,492)
Total real estate	8,237	9,128	(891)	26,302	27,341	(1,039)
Depreciation and amortization	74,157	67,252	6,905	215,979	200,218	15,761
Leasing transaction costs	146	131	15	502	335	167
Impairment losses – real estate, net of recoveries	3,470	7,195	(3,725)	22,217	13,242	8,975
Retirement and severance costs	167	690	(523)	969	3,054	(2,085)
Total operating expenses	$99,768	$95,452	$4,316	$307,723	$279,471	$28,252

Interest and other income	$(115)	$(2,940)	$2,825	$(178)	$(3,284)	$3,106
Interest expense	55,142	53,378	1,764	161,355	150,383	10,972
Total other expenses	$55,027	$50,438	$4,589	$161,177	$147,099	$14,078

As a percentage of total revenues:
General and administrative	5.4%	4.8%	5.7%	5.1%
Non-reimbursed real estate	1.4%	2.1%	1.4%	1.9%

General and Administrative. General and administrative expenses increased in amount and as a percentage of total revenues for the quarter and nine months ended September 30, 2026, as compared to the same periods in 2025. The increase was primarily attributable to an increase in compensation costs.

Real Estate. Total real estate expenses decreased for both the quarter and nine months ended September 30, 2026, compared to the same periods in 2025. NNN focuses on non-reimbursed real estate expenses (total real estate expenses, net of reimbursements from tenants). In most cases, these expenses are attributable to (i) Properties for which the lease terms do not obligate the tenant to pay certain operating expenses or are subject to a cap, or (ii) vacant Properties. Non-reimbursed real estate expenses decreased in amount and as a percentage of total revenues for the quarter and nine months ended September 30, 2026, compared to the same periods in 2025 primarily due to a decrease in the number of vacant Properties.

Depreciation and Amortization. Depreciation and amortization expenses increased for the quarter and nine months ended September 30, 2026, compared to the same periods in 2025. The increase was primarily attributable to the increase in NNN's Property Portfolio from recent acquisitions and was partially offset by recent dispositions (see "Results of Operations – Property Analysis").

Impairment Losses – Real Estate, Net of Recoveries. As a result of NNN's review of long-lived real estate assets, including identifiable intangible assets, NNN recognized real estate impairments, net of recoveries for the quarters and nine months ended September 30, 2026 and 2025, which were less than one percent of NNN's total assets for the respective periods as reported on the Condensed Consolidated Balance Sheets. Due to NNN's core business of investing in real estate leased primarily to tenants under long-term net leases, the inherent risks of owning commercial real estate and unknown potential changes in financial and economic conditions that may impact NNN's tenants, NNN believes it is reasonably possible to incur real estate impairment charges in the future.

Retirement and Severance Costs. In March 2025, the former Executive Vice President, Chief Financial Officer, Assistant Secretary and Treasurer retired from employment. During the quarters and nine months ended September 30, 2026 and 2025, NNN recorded retirement and severance costs in connection with this retirement and transition agreement along with the departure of certain other associates.

Interest Expense. Interest expense increased for the nine months ended September 30, 2026, compared to the same period in 2025. The following represents the primary changes in fixed rate long-term debt that impacted interest expense:

•
in July 2025, issued $500,000,000 aggregate principal amount of 4.600% notes due February 2031, and
•
in November 2025, redeemed $400,000,000 aggregate principal amount of 4.000% notes due November 2025.

In addition to the transactions outlined above, the following represents the primary changes in variable rate long-term debt that impacted interest expense:

•
during the nine months ended September 30, 2026, NNN drew $500,000,000 on its senior unsecured term loan (the "Term Loan"). The Term Loan had a weighted average outstanding balance of $347,619,000 at a weighted average interest rate of 4.18% for the nine months ended September 30, 2026 (see "Capital Structure – Term Loan"), and
•
the Credit Facility had a weighted average outstanding balance of $97,756,000 with a weighted average interest rate of 4.46% for the nine months ended September 30, 2026, compared to a weighted average outstanding balance of $75,529,000 with a weighted average interest rate of 5.25% for the same period in 2025.

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

NNN expects to fund both its short-term and long-term liquidity requirements, including investments in additional properties, with cash and cash equivalents, cash provided from operations, borrowings from the Credit Facility, proceeds from the settlement of outstanding forward sale agreements or proceeds from the sale of Properties. As of September 30, 2026, NNN had $2,726,000 of cash and cash equivalents and $1,181,000,000 available for future borrowings under the Credit Facility. In addition, NNN had estimated net proceeds of $204,046,000 available from outstanding unsettled forward sale agreements. NNN may also fund liquidity requirements with new debt or equity issuances. NNN also has the ability to limit future property acquisitions and strategically increase property dispositions. NNN expects these liquidity sources and the discretionary nature of its property acquisition funding needs will allow NNN to meet its financial obligations over the long term.

Cash Flows. NNN had $2,726,000 of cash and cash equivalents, none of which was restricted or cash held in escrow at September 30, 2026. The table below summarizes NNN's cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash, cash equivalents and restricted cash:
Provided by operating activities	$548,671	$540,963
Used in investing activities	(539,752)	(634,845)
Provided by (used in) financing activities	(12,015)	243,513
Increase (decrease) in cash, cash equivalents and restricted cash	(3,096)	149,631
Cash, cash equivalents and restricted cash at the beginning of the period	5,822	9,062
Cash, cash equivalents and restricted cash at the end of the period	$2,726	$158,693

Cash flow activities include:

Operating Activities. Cash provided by operating activities represents cash received from rental income less cash used for general and administrative and interest expenses. NNN's cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the nine months ended September 30, 2026 and 2025, is the result of changes in revenues and expenses as discussed in "Results of Operations." Cash generated from operations is expected to fluctuate in the future.

Investing Activities. Changes in cash for investing activities are largely attributable to the acquisitions and dispositions of Properties as discussed in "Results of Operations – Property Analysis." NNN typically uses cash on hand, borrowings from its Credit Facility or proceeds from the sale of Properties to fund the acquisition of its Properties.

Financing Activities. NNN's financing activities for the nine months ended September 30, 2026, included the following significant transactions:

•
$329,100,000 in net repayments of NNN’s Credit Facility,
•
$500,000,000 in borrowings of NNN’s Term Loan,
•
$162,250,000 in net proceeds from the issuance of 3,667,232 shares of common stock in connection with the at-the-market equity program ("ATM"),
•
$1,992,000 in net proceeds from the issuance of 45,226 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"), and
•
$345,574,000 in dividends paid to common stockholders.

Material Cash Requirements

NNN's material cash requirements include (i) long-term debt maturities; (ii) interest on long-term debt; (iii) common stock dividends (although all future distributions will be declared and paid at the discretion of the Board of Directors); and (iv) to a lesser extent, Property construction and other Property related costs that may arise.

The table below presents material cash requirements related to NNN's long-term obligations outstanding as of September 30, 2026 (see "Capital Structure") (dollars in thousands):

	Date of Obligation
	Total	2026	2027	2028	2029	2030	Thereafter
Long-term debt(1)	$4,550,000	$350,000	$400,000	$400,000	$—	$400,000	$3,000,000
Long-term debt – interest(2)	1,868,344	48,938	169,733	155,067	141,450	134,367	1,218,789
Term Loan	500,000	—	—	—	500,000	—	—
Term Loan – interest(3)	49,647	5,226	20,904	20,904	2,613	—	—
Credit Facility	19,000	—	—	19,000	—	—	—
Total contractual cash obligations	$6,986,991	$404,164	$590,637	$594,971	$644,063	$534,367	$4,218,789

(1)	Includes only principal amounts outstanding under notes payable and excludes unamortized note discounts and debt costs.
(2)	Interest calculation on notes payable based on stated rate of the principal amount.
(3)	Interest calculation on Term Loan based on weighted average rate of 4.18% (see "Capital Structure – Term Loan").

Property Construction. NNN has committed to fund construction on 30 Properties. The improvements on such Properties are estimated to be completed within 12 to 18 months. These construction commitments, at September 30, 2026, are outlined in the table below (dollars in thousands):

Total commitment(1)	$160,034
Less amount funded	(86,168)
Remaining commitment	$73,866

(1)	Includes land, construction costs, tenant improvements, lease costs, capitalized interest and third-party costs.

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

As of September 30, 2026, NNN owned 31 vacant, un-leased Properties which accounted for less than one percent of total Properties and of aggregate gross leasable area held in the Property Portfolio.

Additionally, as of October 30, 2026, NNN had no tenants in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

NNN generally monitors the financial performance of its significant tenants on an ongoing basis.

Dividends. One of NNN's primary objectives is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends, while retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT.

The following table outlines the dividends declared and paid for NNN's common stock (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dividends	$118,452	$112,809	$345,574	$329,710
Per share	0.62	0.60	1.82	1.76

In October 2026, NNN declared a dividend of $0.62 per share, which is payable on November 13, 2026 to its common stockholders of record as of October 30, 2026.

Capital Structure

NNN has used, and expects to use in the future, cash and various forms of debt and equity securities to fund property acquisitions and construction on its Properties and to pay down or refinance its outstanding debt.

The following is a summary of NNN's total debt outstanding as of (dollars in thousands):

	September 30, 2026	Percentage of Total	December 31, 2025	Percentage of Total
Line of credit payable	$19,000	0.4%	$348,100	7.2%
Term loan payable, net	497,136	10.0%	—	—%
Notes payable, net	4,477,768	89.6%	4,472,324	92.8%
Total debt outstanding	$4,993,904	100.0%	$4,820,424	100.0%

Line of Credit Payable. NNN's $1,200,000,000 unsecured revolving credit facility (the "Credit Facility") had a weighted average outstanding balance of $97,756,000 and a weighted average interest rate of 4.46% during the nine months ended September 30, 2026. In December 2025, NNN entered into an amendment to the Credit Facility to remove the 10 basis point Secured Overnight Financing Rate ("SOFR") credit spread adjustment. In June 2026, NNN amended its Credit Facility to lower the applicable margin by five basis points, resulting in a new interest rate of SOFR plus 72.5 basis points, subject to change based on a tiered margin structure tied to NNN's credit rating. The Credit Facility matures in April 2028, unless the Company exercises its options to extend maturity to April 2029. The Credit Facility also includes an accordion feature which permits NNN to increase the facility size up to $2,000,000,000, subject to lender approval. In connection with the Credit Facility, NNN incurred loan costs of $36,335,000 which are included in debt costs on the Condensed Consolidated Balance Sheets. As of September 30, 2026, there was $19,000,000 outstanding and $1,181,000,000 was available for future borrowings under the Credit Facility, and NNN was in compliance with the Credit Facility financial covenants.

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

To hedge the risk of changes in forecasted interest payments on the Term Loan, NNN entered into forward starting swaps with a total notional value of $400,000,000 that fix SOFR at 3.30%. As of September 30, 2026, NNN had the following outstanding interest rate derivatives that were designated as cash flow hedges (dollars in thousands):

# of Swap Agreements	Aggregate Notional Amount	Fixed Rate Paid(1)	Estimated Fair Value(2)	Effective Date	Maturity Date
Two(3)	$200,000	3.22%	$6,216	January 15, 2026	January 15, 2029
One(3)	100,000	3.32%	3,008	February 13, 2026	February 15, 2029
One(3)	100,000	3.43%	2,747	June 15, 2026	February 15, 2029
Total	$400,000	3.30%	$11,971

(1)	Fixed rate paid is average of strike price for the associated hedges.
(2)	Included in other assets and accumulated other comprehensive income on the Condensed Consolidated Balance Sheets (see "Note 8 – Fair Value of Financial Instruments").
(3)	No hedge ineffectiveness was recognized during the nine months ended September 30, 2026.

On October 15, 2026, NNN entered into an additional forward starting swap with a notional value of $100,000,000, which is effective November 16, 2026. The swap fixes SOFR to a weighted average fixed rate of 3.55% on the $500,000,000 Term Loan.

During the nine months ended September 30, 2026, the Term Loan had a weighted average outstanding balance of $347,619,000 and a weighted average interest rate of 4.18%, inclusive of the outstanding swaps and the applicable margin. In connection with the Term Loan, NNN incurred loan costs of $3,604,000 which are presented as a reduction of term loan payable on the Condensed Consolidated Balance Sheets. As of September 30, 2026, there was $500,000,000 outstanding, and NNN was in compliance with the Term Loan financial covenants.

Universal Shelf Registration Statement. In August 2026, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which became automatically effective ("Universal Shelf"). The Universal Shelf permits the issuance by NNN of an indeterminate amount of debt and equity securities, including preferred stock, depositary shares, common stock, stock purchase contracts, rights, warrants and units.

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

In accordance with the terms of the indentures, pursuant to which NNN's notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At September 30, 2026, NNN was in compliance with those covenants.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

Equity Securities

At-The-Market Offerings. NNN has established an ATM which allows NNN to sell shares of common stock. The following table outlines NNN's ATM (dollars in thousands):

	2026 ATM	2023 ATM
Shelf registration statement:
Effective date	August 2026	August 2023
Termination date	August 2029	August 2026
Total allowable shares	25,000,000	17,500,000
As of September 30, 2026:
Total shares issued	-	10,247,225
Total unsettled shares subject to forward sale agreements(1)	-	4,501,833
Total remaining allowable shares	25,000,000	-
Anticipated net proceeds from unissued shares(2)	$-	$204,046

(1)

NNN may physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds from the sales of those shares on one or more forward settlement dates, which shall occur no later than January 2028.

(2)

Includes impact of forward price adjustments through September 30, 2026. Subject to certain conditions, NNN has the right to elect cash or net share settlement rather than physical settlement of the forward sale agreements, which, if elected, could result in cash outflows rather than share issuances. NNN currently intends to physically settle its forward sale agreements.

The following table outlines the common stock activity pursuant to NNN's ATM (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock:
Shares(1)	502,305	1,655,053	8,169,065	1,891,959
Average sale price per share	$47.28	$42.91	$45.80	$42.94
Common stock issued:
Shares(2)	2,000,000	1,655,053	3,667,232	1,891,959
Average price per share (gross)	$45.46	$42.91	$45.14	$42.94
Gross proceeds	$90,924	$71,013	$165,541	$81,243
Less: stock issuance costs(3)	(1,953)	(1,277)	(3,291)	(1,529)
Net proceeds	$88,971	$69,736	$162,250	$79,714

(1)

Includes 502,305 and 8,169,065 shares of common stock sold pursuant to forward sale agreements as of the quarter and nine months ended September 30, 2026, respectively. There were no shares of common stock sold pursuant to forward sales agreements as of the quarter and nine months ended September 30, 2025.

(2)

Includes 2,000,000 and 3,667,232 shares of common stock issued in settlement of forward sale agreements during the quarter and nine months ended September 30, 2026. There were no shares of common stock issued in settlement of forward sale agreements during the quarter and nine months ended September 30, 2025.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares of common stock	14,352	15,684	45,226	49,776
Net proceeds	$655	$647	$1,992	$2,010

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

As of September 30, 2026, NNN's variable rate Credit Facility had $19,000,000 outstanding and a weighted average outstanding balance of $97,756,000 with a weighted average interest rate of 4.46% for the nine months ended September 30, 2026 compared to a weighted average outstanding balance of $75,529,000 with a weighted average interest rate of 5.25% for the same period in 2025.

As of September 30, 2026, the Term Loan had an outstanding balance of $500,000,000. NNN previously entered into forward starting swaps, each effective during the nine months ended September 30, 2026, with a total notional value of $400,000,000. The swaps exchange the variable interest rate SOFR component on the Term Loan to a weighted average fixed interest rate of 3.30%.

For the nine months ended September 30, 2026, the Term Loan had a weighted average outstanding balance of $347,619,000 and a weighted average interest rate of 4.18%, inclusive of the swaps and the applicable margin. As of September 30, 2026, the interest rate swaps were valued as an asset of approximately $11,971,000.

The table below summarizes NNN's market risks associated with its outstanding debt obligations as of September 30, 2026, detailing principal payments and related interest rates by maturity year. The table incorporates only debt obligations that existed as of September 30, 2026, and it does not account for future obligations and therefore has limited predictive value. Actual realized gains or losses from interest rate fluctuations will depend on future exposures, interest rates and NNN's hedging strategies. If interest rates on NNN's variable rate debt increased by one percent, NNN's interest expense would have increased by approximately two percent for the nine months ended September 30, 2026.

Debt Obligations(1) (dollars in thousands)
	Credit Facility		Term Loan(2)			Unsecured Debt(3)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate		Principal Debt Obligation	Effective Interest Rate
2026	$—	—	$—	—		$350,000	3.73%
2027	—	—	—	—		400,000	3.55%
2028	19,000	4.46%	—	—		400,000	4.39%
2029	—	—	500,000	4.18%	(4)	—	—
2030	—	—	—	—		400,000	2.54%
Thereafter	—	—	—	—		3,000,000	4.54%	(5)
Total	$19,000	4.46%	$500,000	4.18%		$4,550,000	4.20%
Fair Value:
September 30, 2026	$19,000		$500,000			$3,897,078
December 31, 2025	$348,100		$—			$4,124,161

(1)	NNN's unsecured debt obligations have a weighted average interest rate of 4.20% and a weighted average maturity of 9.8 years.
(2)	Principal only. Excludes unamortized debt costs of $2,864.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Chief Technology Officer ("NNN's Chief Officers"), of the effectiveness as of September 30, 2026, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, NNN's Chief Officers concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

101.1

The following materials from the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2026, are formatted in Inline Extensible Business Reporting Language ("Inline XBRL"): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and comprehensive income, (iii) condensed consolidated statements of equity, (iv) condensed consolidated statements of cash flows, and (v) notes to condensed consolidated financial statements.

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

DATED this 4th day of November, 2026.

NNN REIT, INC.

By:	/s/ Stephen A. Horn, Jr.
Stephen A. Horn, Jr.
President, Chief Executive Officer and Director

By:	/s/ Vincent H. Chao
Vincent H. Chao
Executive Vice President and Chief Financial Officer